Form 10-K
period 1996-09-30
AGL RESOURCES INC
filed 1996-12-26
CIK 1004155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996
                         Commission File Number 1-14174

                               AGL RESOURCES INC.
             (Exact name of registrant as specified in its charter)

      Georgia                                              58-2210952
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)
   303 Peachtree Street, N.E.,
   Atlanta, Georgia
   30308
(Address and zip code of                                404-584-9470
 principal executive offices)                 (Registrant's telephone number,
                                                 including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $5 Par Value               New York Stock Exchange
Preferred Share Purchase Rights          New York Stock Exchange
(Title of Class)                        (Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of November 29,1996: $1,177,590,035.

The number of shares of Common Stock outstanding as of November 29, 1996 was 55,743,907 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1996 Annual Report to Shareholders for AGL Resources Inc. for the fiscal year ended September 30, 1996, are incorporated herein by reference in Part II and portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                TABLE OF CONTENTS

                                                                        Page
PART I
    Item 1.        Business.............................................    1
    Item 2.        Properties...........................................   13
    Item 3.        Legal Proceedings....................................   13
    Item 4.        Submission of Matters to a Vote of
                     Security Holders...................................   15
    Item 4.(A).    Executive Officers of the Registrant.................   16

PART II
    Item 5.        Market for the Registrant's Common Equity
                     and Related Stockholder Matters....................   17
    Item 6.        Selected Financial Data..............................   17
    Item 7.        Management's Discussion and Analysis of
                     Results of Operations and Financial Condition......   17
    Item 8.        Financial Statements and Supplementary Data..........   17
    Item 9.        Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure.............   17

PART III
    Item 10.       Directors and Executive Officers of the
                     Registrant.........................................   18
    Item 11.       Executive Compensation...............................   18
    Item 12.       Security Ownership of Certain Beneficial
                     Owners and Management..............................   18
    Item 13.       Certain Relationships and Related Transactions.......   18

PART IV
     Item 14.      Exhibits,  Financial Statement Schedules
                     and Reports on Form 8-K............................   19

Signatures        ......................................................   21

                                     Part I
--------------------------------------------------------------------------------

Item 1.    Business

GENERAL

       AGL Resources Inc. (AGL Resources) is a Georgia corporation incorporated on November 27, 1995, for the primary purpose of becoming the holding company for Atlanta Gas Light Company (AGLC), a natural gas distribution utility, and its subsidiaries. Unless noted specifically or otherwise required by the context, references to AGL Resources include AGLC, AGLC's wholly owned natural gas utility subsidiary, Chattanooga Gas Company (Chattanooga), and AGL Resources' nonregulated subsidiaries: AGL Energy Services, Inc. (AGL Energy Services); AGL Investments, Inc. (AGL Investments); AGL Resources Service Company (Service Company); and The Energy Spring, Inc. AGL Energy Services has one nonregulated subsidiary, Georgia Gas Company. AGL Investments has six nonregulated subsidiaries: Georgia Gas Service Company; Georgia Energy Company; AGL Consumer Services, Inc.; AGL Gas Marketing, Inc.; AGL Power Services, Inc.; and Trustees Investments, Inc. Unless noted specifically or otherwise required by the context, references to AGLC include the operations and activities of AGLC and Chattanooga.

       AGL Resources' principal business is the distribution of natural gas to customers in central, northwest, northeast and southeast Georgia and the Chattanooga, Tennessee area through its natural gas distribution subsidiary, AGLC. AGLC's major service area is the ten county metropolitan Atlanta area. Metropolitan Atlanta has an estimated population of 3 million, constituting approximately 41% of the total population of Georgia. Approximately 66% of AGLC's customers are located in the Atlanta metropolitan area. These customers consume 48% of the natural gas sold and transported and provide approximately 60% of the gas revenues of AGLC. AGLC's other principal service areas in Georgia are the Athens, Augusta, Brunswick, Macon, Rome, Savannah and Valdosta areas. During the fiscal year ended September 30, 1996, AGLC supplied natural gas service to an average of approximately 1.3 million customers in Georgia including 516 centrally metered customers serving 50,098 apartment units. AGLC provides natural gas service in 235 cities and surrounding areas in Georgia. In addition to AGLC's service areas in Georgia, natural gas service was supplied by Chattanooga to an average of approximately 52,000 customers in Chattanooga and Cleveland, Tennessee, and surrounding portions of Hamilton County and Bradley County, Tennessee during the fiscal year ended September 30, 1996. All of AGLC's natural gas service area is certificated by the Georgia Public Service Commission (Georgia Commission) and the Tennessee Regulatory Authority (TRA), formerly the Tennessee Public Service Commission.

       The areas served by AGLC in Georgia outside the metropolitan areas described in the preceding paragraph were for many years primarily agricultural, with timber, poultry, cattle, cotton, tobacco, peanuts and soy beans among the principal products. However, both industry and agriculture are currently important to the economies of these areas. In addition to the industries that use local natural resources such as pulpwood, clay, marble, talc and kaolin, AGLC serves a number of nationally known organizations that operate installations in Georgia. These operations increase substantially the diversification of industry in AGLC's service area.

       During fiscal 1996, AGLC added approximately 41,500 customers, based on 12-month average calculations, representing an increase over the prior year of approximately 3%. Substantially all of this growth was in the residential and small commercial service categories.

       The ten largest customers of AGLC accounted for 1.9% and 1.4% of AGL Resources' total operating revenues and operating margin, respectively, for the fiscal year ended September 30, 1996. For the same period, volumes of gas sold and transported to the ten largest customers accounted for 10.6% of total volumes of gas sold and transported.

       AGL Resources'  consolidated  operating  revenues  during the fiscal year ended  September 30, 1996,  were $1.2 billion,  of which  approximately  58% was derived from residential utility customers, 24% from commercial utility customers, 14% from industrial utility customers, 2% from transportation customers and 2% from other sources.

       AGL Resources engages in nonregulated business activities through its wholly owned subsidiaries, AGL Energy Services, a gas supply services company; AGL Investments, a subsidiary established to develop and manage certain nonregulated businesses; The Energy Spring, Inc., a retail energy marketing company; Service Company and their subsidiaries.

       During August 1995 AGLC signed an agreement with Sonat Inc. (Sonat) to form a joint venture to acquire the business of Sonat Marketing Company, a wholly owned subsidiary of Sonat. The joint venture, Sonat Marketing Company
L.P. (Sonat Marketing), offers natural gas sales, transportation, risk management and storage services to natural gas users and producers in key natural gas producing and consuming areas of the United States.

       AGLC invested $32.6 million in exchange for a 35% ownership interest in Sonat Marketing. During the third quarter of fiscal 1996, AGLC's interest in Sonat Marketing was transferred to AGL Gas Marketing, Inc., a wholly owned subsidiary of AGL Investments. AGL Investments has certain rights for a period of five years to sell its interest in Sonat Marketing to Sonat at a predetermined fixed price, as defined, or for fair market value at any time.

       During June 1996 Sonat Power Marketing, Inc. and AGL Power Services, Inc., a wholly owned subsidiary of AGL Investments (AGL Power Services), formed a joint venture, Sonat Power Marketing, L.P. AGL Power Services invested approximately $1 million in exchange for a 35% ownership interest in the partnership. Sonat Power Marketing L.P. provides power marketing and all related services in key market areas throughout the United States.

       In addition to its predominant business of natural gas distribution and its investments in joint ventures, AGL Resources, through wholly owned subsidiaries, serves approximately 14,000 customers in Georgia and Alabama through retail propane sales (Georgia Gas Service Company), and has minor interests in natural gas production activities (Georgia Gas Company) and real estate holdings (Trustees Investments, Inc.). The aggregate net income contributed by nonregulated operations in fiscal 1996 was $3.9 million. See Part I, Item 1, "Business - Subsidiaries."

       Through September 30, 1996, historic maximum daily sendout of natural gas was approximately 2.15 billion cubic feet which occurred on February 4, 1996. The mean temperature in the metropolitan Atlanta area that day was 11(degree) F. AGL Resources' primary business of gas distribution through AGLC is highly seasonal in nature and heavily dependent on weather because of the substantial use of gas for heating purposes. However, the Georgia Commission and the TRA have authorized the implementation of weather normalization adjustment riders, which are designed to offset the impact that either unusually cold or unusually warm weather has on operating margin, earnings and cash flow and are designed to stabilize operating margin and earnings at the levels which would occur with normal weather. For the effects of seasonal variations on quarterly earnings, see Note 14 in Notes to Consolidated Financial Statements in AGL Resources' 1996 Annual Report to Shareholders.

       On September 30, 1996, AGL Resources and its subsidiaries had 2,952 employees. Approximately 640 employees working for AGLC and 55 employees working for Service Company are covered by provisions of collective bargaining agreements with the General Teamsters Local Union No. 528. The master agreement, among the Teamsters, AGLC and Service Company, provides for a $1,000 lump sum payment to each covered employee in October 1996 and a $500 lump sum payment in September 1997 and 1998. In addition, the pay ranges for all covered positions are scheduled to increase 3% in September 1997 and 1998 and 3.5% in 1999. Based on current pay levels, it is anticipated that few covered employees will see any base rate increases until 1999. That agreement expires September 17, 2000.

       A five-year collective bargaining agreement among AGLC, Service Company and the International Union of Operating Engineers, Local Union No. 474, covering 60 employees in Savannah, Georgia, was ratified on November 14, 1996. The contract provides for a $1,000 lump sum payment to each covered employee in November 1996 and a $500 lump sum payment in November 1997 and 1998. In addition, the pay ranges for all covered positions are scheduled to increase 3% in September 1997 and 1998, 3.5% in 1999, and 3% in the year 2000. Based on current pay levels, it is anticipated that few covered employees will see any base rate increases until 1998. That agreement expires November 4, 2001.

       Additionally, AGLC has approximately 60 employees at its Chattanooga and Cleveland, Tennessee facilities covered by an agreement with the Utility Workers Union of America, Local Union No. 461. A new five-year agreement with the Utility Workers became effective October 15, 1996. The agreement provides for a $1,000 lump sum payment to each covered employee in November 1996 and a $500 lump sum payment in October 1997 and 1998. In addition, the pay ranges for all covered positions are scheduled to increase 3% in September 1997 and 1998, 3.5% in 1999, and 3% in the year 2000. Based on current pay levels, it is anticipated that few covered employees will see any base rate increases until 1998. That agreement expires October 14, 2001.

       AGLC holds franchises, permits, certificates and rights which management believes are sufficient for the operation of its properties without any substantial restrictions and adequate for the operation of its gas distribution business.

SUBSIDIARIES

       As a result of the formation of the holding company, ownership of nonregulated businesses was transferred from AGLC to various subsidiaries of AGL Resources. Ownership of Georgia Gas Company (natural gas production activities) has been transferred to AGL Energy Services. Ownership of Georgia Energy Company (natural gas vehicle conversions), Georgia Gas Service Company (retail propane sales) and Trustees Investments, Inc. (real estate holdings) has been transferred to AGL Investments. AGLC's interest in Sonat Marketing Company L.P. has been transferred to AGL Gas Marketing, Inc., a wholly owned subsidiary of AGL Investments. In addition, AGL Investments has established two wholly owned subsidiaries: AGL Power Services, which owns a 35% interest in Sonat Power Marketing, L.P., and AGL Consumer Services, Inc., an energy-related consumer products and services company. Service Company was formed during fiscal 1996 to provide corporate support services to AGL Resources and its subsidiaries. Expenses of Service Company are allocated to AGL Resources and its subsidiaries.


SUBSEQUENT EVENT

       During December 1996, AGL Resources signed a letter of intent with Transcontinental Gas Pipe Line Corporation (Transco) to form a joint venture, which would be known as Cumberland Pipeline Company, to operate and market interstate pipeline capacity. The transaction is subject to various corporate and regulatory approvals.

       Initially, the 135-mile Cumberland pipeline will consist of existing pipeline infrastructure owned by the two companies. Projected to enter service by November 1, 2000, Cumberland will provide service to AGLC, Chattanooga and other markets throughout the eastern Tennessee Valley.

       Affiliates of Transco and AGL Resources each will own 50% of the new pipeline company, and an affiliate of Transco will serve as operator. The project will be submitted to the Federal Energy Regulatory Commission for approval in the fourth quarter of 1997.




            The remainder of this page was intentionally left blank.


Gas Sales and Statistics
FOR THE YEARS ENDED SEPTEMBER 30
                                                            1996         1995         1994         1993         1992
---------------------------------------------------------------------------------------------------------------------
Operating Revenues (Millions of Dollars)
  Sales of gas
    Residential .................................   $      708.8 $      610.6 $      700.7 $      658.2 $      575.7
    Commercial ..................................          288.8        243.2        285.8        268.1        231.5
    Industrial ..................................          178.8        169.4        172.1        154.2        140.9
  Transportation revenues .......................           21.5         23.9         22.6         33.8         36.6
  Miscellaneous revenues ........................           19.7         15.9         18.7         16.0          9.9
---------------------------------------------------------------------------------------------------------------------
  Total utility operating revenues ..............        1,217.6      1,063.0      1,199.9      1,130.3        994.6
---------------------------------------------------------------------------------------------------------------------
  Other operating revenues ......................            2.6
---------------------------------------------------------------------------------------------------------------------
      Total operating revenues ..................   $    1,220.2 $    1,063.0 $    1,199.9 $    1,130.3 $      994.6
=====================================================================================================================
Utility Throughput
  Therms sold (Millions)
     Residential ................................        1,165.4        916.8      1,003.1      1,001.4        915.4
     Commercial .................................          538.2        454.0        478.9        478.5        433.9
     Industrial .................................          449.6        526.0        424.8        388.7        445.0
---------------------------------------------------------------------------------------------------------------------
  Therms transported ............................          738.7        722.8        697.4        795.6        901.8
---------------------------------------------------------------------------------------------------------------------
      Total utility throughput ..................        2,891.9      2,619.6      2,604.2      2,664.2      2,696.1
=====================================================================================================================
Average Utility Customers (Thousands)
  Residential ...................................        1,289.4      1,250.4      1,215.2      1,182.7      1,152.2
  Commercial ....................................          102.5        100.0         98.0         95.7         93.7
  Industrial ....................................            2.6          2.6          2.5          2.5          2.5
---------------------------------------------------------------------------------------------------------------------
      Total .....................................        1,394.5      1,353.0      1,315.7      1,280.9      1,248.4
=====================================================================================================================
Sales, Per Average Residential Customer
  Gas sold (Therms) .............................          904          733          825          847          794
  Revenue (Dollars) .............................          550.00       488.32       576.61       556.52       499.65
  Revenue per therm (Cents) .....................           60.8         66.6         69.9         65.7         62.9
Degree Days - Atlanta Area
  30-year normal ................................        2,991        2,991        2,991        3,021        3,021
  Actual ........................................        3,191        2,121        2,565        2,852        2,552
  Percentage of actual to 30-year normal ........          106.7         70.9         85.8         94.4         84.5
Gas Account (Millions of Therms)
  Natural gas purchased .........................        1,632.9      1,406.9      1,453.6      1,629.9      1,555.4
  Natural gas withdrawn from storage ............          596.0        520.7        500.3        276.4        263.3
  Gas transported ...............................          738.7        722.8        697.4        795.6        901.8
---------------------------------------------------------------------------------------------------------------------
      Total send-out ............................        2,967.6      2,650.4      2,651.3      2,701.9      2,720.5
  Less
    Unaccounted for .............................           60.4         20.4         37.2         29.0         16.2
    Company use .................................           15.3         10.4          9.9          8.7          8.2
---------------------------------------------------------------------------------------------------------------------
      Sold and transported to utility customers .        2,891.9      2,619.6      2,604.2      2,664.2      2,696.1
=====================================================================================================================
Cost of Gas (Millions of Dollars)
  Natural gas purchased .........................   $      547.1 $      389.4 $      550.1 $      595.7 $      487.9
  Natural gas withdrawn from storage ............          171.6        182.4        186.7        105.3        102.6
---------------------------------------------------------------------------------------------------------------------
  Cost of gas - utility operations ..............          718.7        571.8        736.8        701.0        590.5
  Cost of gas - other ...........................            1.6
---------------------------------------------------------------------------------------------------------------------
      Total cost of gas .........................   $      720.3 $      571.8 $      736.8 $      701.0 $      590.5
=====================================================================================================================
Utility Plant - End of Year (Millions of Dollars)
  Gross plant ...................................   $    1,969.0 $    1,919.9 $    1,833.2 $    1,740.6 $    1,634.8
  Net plant .....................................   $    1,361.2 $    1,336.6 $    1,279.6 $    1,217.9 $    1,157.4
  Gross plant investment per customer
    (Thousands of Dollars) ......................   $        1.4 $        1.4 $        1.4 $        1.4 $        1.3
Capital Expenditures (Millions of Dollars) ......   $      132.5 $      121.7 $      122.5 $      122.2 $      132.9
Gas Mains - Miles of 3" Equivalent ..............       29,045       28,520       27,972       27,390       26,936
Employees - Average .............................        2,942        3,249        3,764        3,764        3,794
Average Btu Content of Gas ......................        1,024        1,027        1,032        1,027        1,024
=====================================================================================================================

GAS SUPPLY SERVICES, PRICING AND COMPETITION

                                     General

      AGLC is served directly by four interstate pipelines: Southern Natural Gas Company (Southern), South Georgia Natural Gas Company (South Georgia), Transcontinental Gas Pipe Line Corporation (Transco) and East Tennessee Natural Gas Company (East Tennessee), in combination with its upstream pipeline, Tennessee Gas Pipeline Company (Tennessee) ,the parent company and primary source of gas for East Tennessee.

      As a result of Order 636, gas purchasing decisions made by local distribution companies (LDCs) are subject to greater review by state regulatory commissions. Leglislation was enacted by the Georgia General Asembly in 1994 which provides for annual review and approval by the Georgia Commission of AGLC's gas services portfolio on a prospective basis. On August 1, 1996, AGLC made its annual gas supply plan filing for fiscal 1997 and on September 13, 1996, the Georgia Commission issued its order approving the mix of gas services in the portfolio.

              Firm Pipeline Transportation and Underground Storage

       The table on the following page shows the amount of firm transportation and describes the types and amounts of underground storage that both AGLC and Chattanooga have elected or been assigned under Order 636. The table also shows services that were not affected by the implementation of Order 636.





            The remainder of this page was intentionally left blank.

                                        Production Area   Supplemental
                                            Underground   Underground
                                 Maximum       Storage      Storage
                                    Firm       Maximum      Maximum
                          Transportation     Withdrawal   Withdrawal    Expiration
                                 Mcf/Day      Mcf/Day(1)   Mcf/Day(2)   Date
                                 -------      -------      -------      -------
ATLANTA GAS LIGHT COMPANY
-------------------------
Southern
        Firm Transportation        1,000                                June 30, 2007
        Firm Transportation      604,857                                February 28, 1999
        Firm Transportation       45,272                                February 29, 2000
        Firm Transportation      110,905                                April 30, 2007
        CSS                                   382,089                   February 28, 1999
        CSS                                    24,133                   February 29, 2000
        ANR - 50                                           113,000      March 31, 2003
        ANR - 100                                           55,500      March 31, 2003
Transco
        Firm Transportation      107,600                                March 31, 2010
        Firm Transportation       15,000                                July 1, 2005
        Firm Transportation        6,222                                March 17, 2008
        Firm Transportation        4,500                                October 31, 2009
        WSS                                    70,588                   March 31, 2010
        Eminence Storage                       11,263                   March 31, 1997
        Eminence Storage                       19,034                   October 31, 2013(3)
        GSS                                                 57,016      June 30, 2001(3)
        GSS                                                 67,919      March 31, 2013(3)
        LSS                                                 17,430      March 31, 1994(4)
        SS-1                                                20,211      March 31, 2009
        LGA                                                 41,522      October 31, 1991(4)
        Cove Point LNG                                      66,667      April 15, 1997
        Other                                               14,493      March 31, 2001
        Other                                                4,831      March 31, 1997
Tennessee/East Tennessee
        Firm Transportation       62,000                                November 1, 2000(3)
        FS Storage                             29,485                   November 1, 2000
        CNG                                     3,321                   March 31, 2001
South Georgia
        Firm Transportation       11,877                                April 30, 2007
        ANR - 100                                              708      March 31, 2003
        CSS                                     6,764                   February 28, 1998
                                 -------      -------      -------
             Total               969,233      546,677      459,297
                                 =======      =======      =======

CHATTANOOGA GAS COMPANY
-----------------------
Southern
        Firm Transportation        4,649                                February 28, 2000
        Firm Transportation       14,051                                February 28, 2000
        Firm Transportation        3,300                                April 30, 2007
        CSS                                    14,051                   February 28, 2000
Tennessee/East Tennessee
        Firm Transportation       45,000                                November 1, 2000(3)
        FS Storage                             20,802                   November 1, 2000
        CNG                                     2,411                   March 31, 2001
                                 -------      -------
             Total                67,000       37,264
                                 =======      =======

(1) Production area storage requires a complementary amount of the firm transportation capacity identified in the first column to move storage gas withdrawals to AGLC's service area.

(2)  Supplemental  underground  storage  withdrawals  include delivery to AGLC's service  area  and  do not  require  any of  the  firm  transportation  capacity identified  in the first  column.  Injections  into  supplemental  " underground
storage  require  incremental  transportation,   primarily  from  transportation
identified in Column 1."

(3) Expiration dates are shown for these contracts although contracts have not yet been executed. AGLC is operating under Natural Gas Act (NGA) certificate authority while negotiating these contracts.

(4) AGLC is operating under NGA certificate authority while negotiating these contracts.


                                 Wellhead Supply

       AGLC and Chattanooga have entered into firm wellhead supply contracts to purchase 442,973 Mcf/day and 27,427 Mcf/day, respectively, of their firm transportation and underground storage requirements. AGLC anticipates entering into additional firm wellhead supply contracts by the end of December 1996 to purchase up to 58,851 Mcf/day for AGLC and 6,342 Mcf/day for Chattanooga. AGLC also purchases spot market gas as needed during the year.

                              Liquefied Natural Gas

       To meet the demand for natural gas on the coldest days of the winter months, AGLC must also maintain sufficient supplemental quantities of liquefied natural gas (LNG) in its supply portfolio. AGLC's three strategically located Georgia-based LNG plants -- north and south of Atlanta and near Macon -- currently provide a combined maximum daily supplement of 665,000 Mcf and a combined usable storage capacity of 72 million gallons, equivalent to 6,214,921 Mcf. This combined maximum daily supplement is expected to increase to 765,000 Mcf in January 1997 with the installation of additional equipment at the LNG plant north of Atlanta. Chattanooga's LNG plant provides a maximum daily supplement of 90,000 Mcf and has a usable storage capacity of 13 million gallons, equivalent to 1,207,574 Mcf.

                                   Competition

       AGLC competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to supply gas to interruptible customers who might seek to bypass its distribution system.

       AGLC can price distribution services to interruptible customers four ways. First, multiple rates are established under the rate schedules of AGLC's tariff approved by the Georgia Commission. If an existing tariff rate does not produce a price competitive with a customer's relevant competitive alternative, three alternate pricing mechanisms exist: Negotiated Contracts, Interruptible Transportation and Sales Maintenance (ITSM) discounts and Special Contracts.

       On February 17, 1995, the Georgia Commission approved a settlement that permits AGLC to negotiate contracts with customers who have the option of bypassing AGLC's facilities (Bypass Customers) to receive natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGLC's filed rate, but not less than AGLC's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, after a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain in effect. None of the Negotiated Contracts filed to date with the Georgia Commission have been rejected.

       The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGLC resulting from a general rate case. Under the recovery mechanism, AGLC is allowed to recover from other customers 75% of the difference between
(a) the nongas cost revenue that was received from the potential Bypass Customer during the most recent 12-month period and (b) the nongas cost revenue that is calculated to be received from the lower Negotiated Contract rate applied to the same volumetric level. Concerning the remaining 25% of the difference, AGLC is allowed to retain a 44% share of capacity release revenues in excess of $5 million until AGLC is made whole for discounts from Negotiated Contracts. To the extent there are additional capacity release revenues, AGLC is allowed to retain 15% of such amounts.

       In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, AGLC's ITSM Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from interruptible customers as measured by the test-year interruptible revenues determined by the Georgia Commission in AGLC's 1993 rate case will continue to be recovered under the ITSM Rider.

       The settlement approved by the Georgia Commission also provides that AGLC may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules, or Negotiated Contract procedures. A Special Contract, for example, could involve AGLC providing a long-term service contract to compete with alternative fuels where physical bypass is not the relevant competition.

       Pursuant to the approved settlement, AGLC has filed and is providing service pursuant to 46 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGLC and five interruptible customers.

       For additional information regarding competitive initiatives in Georgia, see Part I, Item 1, "Business - State Regulatory Matters."

       On July 22, 1996, Chattanooga filed a plan with the TRA that permits Chattanooga to negotiate contracts with customers in Tennessee who have long-term competitive options, including bypass. On November 7, 1996, the TRA hearing officer recommended approval of a settlement that permits Chattanooga to negotiate contracts with large commercial or industrial customers who are capable of bypassing Chattanooga's distribution system. The settlement provides for approval on an experimental basis, with the TRA to review the measure two years from the approval date. The pricing terms provided in any such contract may be neither less than Chattanooga's marginal cost of providing service nor greater than the filed tariff rate generally applicable to such service. Chattanooga can recover 50% of the difference between the contract rate and the applicable tariff rate through the balancing account of the purchased gas adjustment provisions of Chattanooga's rate schedules.


FEDERAL REGULATORY MATTERS

                                    Order 636

       On July 16, 1996, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued its ruling in UNITED DISTRIBUTION COS. V. FERC, concerning the appeals from Order No. 636, which mandated the unbundling of interstate pipeline sales service and established new open access transportation regulations. The court generally upheld the Federal Energy Regulatory Commission's (FERC) orders against a broad array of challenges, but remanded the orders to the FERC for reconsideration of certain issues, including the FERC's decision to permit pipelines to pass all of their gas supply realignment (GSR) costs through to their customers and its decision to require interruptible transportation customers to bear 10% of GSR costs. The FERC has not yet issued an order on remand, and thus it is not known whether the FERC will change its GSR policies. On October 29, 1996, the D.C. Circuit rejected requests for rehearing filed by AGLC and others, which sought reversal of the court's ruling affirming the FERC's authority over capacity release by LDCs. The court's order is subject to possible further proceedings before the United States Supreme Court.

       AGLC, based on filings with FERC by its pipeline suppliers, currently estimates that its portion of transition costs, costs that previously were recovered in the pipelines' rate for bundled sales services, from all of its pipeline suppliers would be approximately $109.9 million. Such filings currently are pending before FERC for final approval, and the transition costs are being collected subject to refund. Approximately $80.6 million of such costs have been incurred by AGLC as of September 30, 1996, and are being recovered from its customers under the purchased gas provisions of AGLC's rate schedules. Transition costs have not affected the total cost of gas to AGLC's customers significantly because (1) AGLC purchases its wellhead gas supplies based on market prices that are below the cost of gas previously embedded in the bundled pipelines' sales service rates and (2) many elements of transition costs previously were embedded in the rates for the pipelines' bundled sales service. See Part I, Item 1, "State Regulatory Matters - Gas Supply Filing" in this Form 10-K for further discussion of recovery of gas costs.

       Details concerning the status of the Order 636 restructuring proceedings involving the pipelines that serve AGLC directly are set forth below.

SOUTHERN
Restructuring  Proceeding.
     AGLC has filed several petitions for review with the D. C. Circuit concerning various aspects of Southern's restructuring. Those aspects include favorable treatment of small customers, rate mitigation, mitigation of GSR costs, and tying of firm storage service to firm transportation service. AGLC has moved to withdraw those petitions for review in light of the FERC's approval of the restructuring settlement between Southern and its customers, as discussed below, but the court has not yet acted on AGLC's motion.

GSR Cost Recovery Proceeding.
     On April 11, 1996, the FERC issued an order constituting final approval of the settlement agreement between AGLC, Southern, and other customers which resolves virtually all pending Southern proceedings before the FERC and the courts. The settlement resolves Southern's pending general rate proceedings, which relate to Southern's rates charged from January 1, 1991, through the present. The settlement provides for rate reductions and refund offsets against GSR costs. It also resolves Southern's Order No. 636 transition cost proceedings and provides for revisions to Southern's tariff. The FERC's approval of the settlement is subject to action on petitions for review filed by parties opposing the settlement.

     On April 25, 1996, the FERC issued an order accepting Southern's March 29, 1996, filing to reduce its volumetric GSR surcharge for consenting parties to the restructuring settlement to reflect actual GSR costs incurred by Southern through December 31, 1995. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, GSR and other transition cost charges to AGLC are in accordance with the settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's share of Southern's transition costs is estimated to be $85.5 million. This estimate would not be affected by the remand of Order No. 636, unless FERC's approval of the settlement is not upheld on judicial review. As of September 30, 1996, $70.9 million of such costs have already been incurred by AGLC.

TENNESSEE
Restructuring  Proceeding.
     AGLC has filed several petitions for review with the D. C. Circuit concerning various aspects of Tennessee's restructuring. Those aspects include favorable treatment for small customers, rate mitigation and others. AGLC also has filed a petition for review of FERC orders concerning Tennessee's service obligation to AGLC. AGLC's petitions for review currently are pending with the court.

GSR Cost Recovery  Proceeding.
     Tennessee has made several quarterly GSR recovery filings. AGLC's estimated liability as a result of Tennessee's prior GSR recovery filings is approximately $16.8 million, assuming that the FERC does not change its GSR policies pursuant to the Order No. 636 remand and subject to possible reduction based on the hearing FERC established to investigate Tennessee's costs. AGLC is actively participating in Tennessee's GSR cost recovery proceeding. As of September 30, 1996, $5.4 million of such costs have been incurred by AGLC.

Columbia  Gas  Transmission  Corporation.
     AGLC has filed a petition for review of a FERC order approving a settlement between Tennessee and Columbia Gas Transmission Corporation (Columbia). The settlement resolves issues relating to Columbia's upstream capacity on Tennessee's system, as well as certain other matters between the two pipelines. AGLC has sought review of the order on the ground that the FERC has failed to ensure that Tennessee's customers will be made whole with respect to Tennessee's agreement to permit Columbia to abandon certain contracts for capacity on Tennessee's system.


                              FERC Rate Proceedings


       AGLC also is participating in various rate proceedings before the FERC involving applications for rate changes filed by its pipeline suppliers. To the extent that these cases have not been settled, as described below, the rates filed in these proceedings have been accepted, and made effective subject to refund and the outcome of the FERC proceedings.

SOUTHERN
     As noted above, the FERC has approved the restructuring settlement agreement between AGLC, Southern, and other customers that resolves all issues between AGLC and Southern for Southern's outstanding rate proceedings.

SOUTH  GEORGIA
     On December 20, 1995, the FERC issued an order upholding an initial decision by an administrative law judge (ALJ) in South Georgia's rate case that South Georgia's interruptible transportation (IT) rate should be based on a load factor of 100% on a prospective basis. AGLC supported the 100% load factor IT rate at the hearing in this proceeding. No party has sought rehearing of the FERC's ruling, which is therefore final.

TENNESSEE
     On April 5, 1996, Tennessee filed with the FERC a comprehensive settlement to resolve all issues in its current rate case. The settlement provides for a reduction of approximately $83 million in the cost of service underlying Tennessee's rates in effect since July 1, 1995, and also provides for Tennessee to share a portion of costs associated with firm capacity relinquished by its customers. AGLC filed comments supporting the settlement. AGLC's estimated annual reduction in cost is $2.2 million. The FERC approved the proposed settlement on October 30, 1996, but the order approving the settlement is pending requests for rehearing and therefore is not yet final.

     On July 3, 1996, the FERC issued an order on exceptions from the rulings of an ALJ in a prior Tennessee rate case. Among other things, the FERC's order, which is to have prospective effect, rejects a proposal to unbundle Tennessee's production area rates from its market area rates. AGLC supported the unbundling proposal. The order also upholds the ALJ's ruling that Tennessee's interruptible transportation rates should be set at the 100% load factor derivative of the firm transportation rate. AGLC supported the 100% load factor proposal. The order also rejects proposals to revise Tennessee's rate zone boundaries. AGLC has opposed such proposals. The FERC's rulings may impact the rates contained in the settlement agreement in Tennessee's FERC rate case, which was approved by the FERC on November 1, 1996. The FERCs order approving the settlement is pending requests for rehearing and therefore is not yet final.

TRANSCO
     On June 19, 1996, Transco filed a proposed partial settlement to resolve cost of service and throughput issues in its current rate case. The partial settlement reserves certain cost allocation and rate design issues for hearing, including roll-in of Transco's incrementally priced Leidy Line facilities and Transco's use of the straight-fixed-variable rate design methodology. The proposal provides for a reduction of approximately $58 million in the cost of service underlying Transco's rates that have been in effect since September 1, 1995. The estimated annual reduction in costs to AGLC is $2.4 million. AGLC filed comments in support of the proposed settlement, which was approved by the FERC on November 1, 1996. The FERC's order approving the settlement is pending requests for rehearing and therefore is not yet final.

     On July 3, 1996, the FERC issued an order on exceptions from the rulings of an ALJ in a prior Transco rate case. Among other things, the FERC's order, which is to have prospective effect, rejects Transco's proposal to established a firm-to-the-wellhead production area rate design, but permits Transco to file a rate case to establish firm-to-the-wellhead rates if customers with entitlements to production area capacity are permitted to determine whether they require such capacity in an open season. AGLC opposed Transco's firm-to-the-wellhead proposal. The order also reverses the ALJ's ruling that Transco must establish a separate production area cost of service. AGLC had filed exceptions seeking reversal of this aspect of the ALJ's ruling. AGLC has joined other Transco customers in seeking rehearing of the July 3, 1996 order with respect to the FERC's determination that Transco may file a new proposal to establish firm-to-the-wellhead rates, and also has sought clarification that the FERC's order does not eliminate protections against abandonment that originated in the settlements by which AGLC and other customers agreed to convert from sales to firm transportation service.

     On November 1, 1996, Transco filed to increase its rates by approximately $83 million over the last rates approved by the FERC. Among other things, Transco filed its own proposal to roll into systemwide rates the costs of the incrementally-priced Leidy Line and Southern Expansion facilities on a prospective basis, after a hearing. AGLC filed a protest challenging the roll-in proposal and the magnitude of the requested rate increase. On November 29, 1996, the FERC issued an order accepting Transco's filing, subject to refund and a hearing, and consolidated Transco's roll-in proposal with its ongoing rate case, where a Leidy Line roll-in proposal by other parties is being litigated.

ANR PIPELINE
     ANR Pipeline (ANR) provides transportation services to Southern under a case-specific certificate issued by the FERC in 1980. Southern entered into this transportation arrangement with ANR in order to provide Southern's customers, including AGLC, access to storage facilities owned and operated by ANR Storage Company. According to Southern, approximately 96% of Southern's service entitlement on ANR is used to serve AGLC. AGLC has actively participated in the hearing procedures established by the FERC with respect to ANR's general rate proceeding, supporting a reduced transportation rate for ANR's services to Southern. That proceeding currently is pending for decision before an ALJ.

                                  Miscellaneous

SECONDARY MARKETS
     On July 31, 1996, the FERC issued a notice of proposed rulemaking concerning changes to the FERC's regulations governing release of firm pipeline capacity, as well as the sale by pipelines of interruptible transportation and short-term firm capacity. The FERC is not proposing to eliminate the prohibition against pricing released capacity at higher than the pipeline's maximum tariff rate for firm service. However, the FERC has solicited applications from pipelines and local distribution companies to participate in a pilot program in which the prices for released firm capacity, interruptible transportation, and short-term firm capacity are not capped. AGLC has not sought permission to participate in the pilot program, but is monitoring the process. One of AGLC's pipeline suppliers, Transco, sought approval to participate in the pilot program, but the FERC rejected Transco's application.

NEGOTIATED RATES
     The FERC has issued a policy statement authorizing pipelines to establish mechanisms by which they may charge separately negotiated rates to particular customers in lieu of their tariff rates. The FERC has required pipelines to retain in their tariffs a "recourse rate," which must be approved by the FERC, and which must be available to those customers that do not choose to separately negotiate a rate with the pipeline. Of the pipelines that supply AGLC, Transco, Tennessee, and East Tennessee have requested authority to separately negotiate rates. The FERC has approved the applications by Transco, Tennessee, and the application filed by East Tennessee. The FERC's policy statement has been appealed to the D. C. Circuit, and AGLC has intervened in that proceeding.

                                    Arcadian

       The FERC has granted final approval to the settlement between Southern and Arcadian Corporation (Arcadian); see Part I, Item 3, "Legal Proceedings." The settlement resolves both Arcadian's FERC complaint against Southern and Arcadian's antitrust lawsuit against Southern and AGLC. The settlement provides for Southern to provide firm transportation service to Arcadian at a negotiated rate for an initial term of five years ending October 31, 1998. In addition, the settlement establishes tariff language addressing the conditions under which Southern will address future requests for direct transportation service. AGLC sought rehearing of the FERC's order approving the settlement but the FERC rejected AGLC's rehearing request on November 26, 1996. AGLC had petitioned for review of the FERC's prior orders in this proceeding in the United States Court of Appeals for the Eleventh Circuit. AGLC's appeals have been held in abeyance pending action by the FERC on AGLC's rehearing request. If the FERC's orders approving the restructuring settlement between Southern, AGLC and the other customers are upheld on appeal, it will resolve the undue discrimination issue raised by AGLC in Southern's current rate case.

       On April 22, 1996, AGLC filed to withdraw portions of its request for rehearing of the FERC's order approving the November 12, 1993, settlement between Arcadian and Southern. The portions of the request for rehearing that AGLC proposes to withdraw, pursuant to the restructuring settlement with Southern, are those that allege that Southern's discounted rates to Arcadian constitute an anticompetitive "price squeeze" against AGLC.

       AGLC cannot predict the outcome of these federal proceedings nor determine the ultimate effect, if any, such proceedings may have on AGLC.


STATE REGULATORY MATTERS


                            Atlanta Gas Light Company


REGULATORY REFORM INITIATIVES

       Two regulatory reform initiatives are pending in Georgia, both designed to increase competition and reduce the role of regulation within the natural gas industry. The first such initiative is the subject of a proceeding at the Georgia Commission; the second initiative is before study committees of the Georgia General Assembly.

       With respect to the first initiative, on November 20, 1995, the Georgia Commission issued a Natural Gas Notice of Inquiry soliciting comments on how to introduce more competition into natural gas markets within Georgia. Following written comments and oral presentations from numerous parties, on May 21, 1996, the Georgia Commission adopted a Policy Statement that, among other things, sets up a distinction between competitive and natural monopoly services; favors performance-based regulation in lieu of traditional cost-of-service regulation; calls for unbundling interruptible service; directs the Georgia Commission Staff to develop standards of conduct for utilities and their marketing affiliates; and invites pilot programs for unbundling services to residential and small business customers.

       Consistent with specific goals in the Georgia Commission's Policy Statement, on June 10, 1996, AGLC filed a comprehensive plan for serving interruptible markets called the Natural Gas Service Provider Selection Plan (the Plan). The Plan proposes further unbundling of services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease its sales service function and the associated sales obligation for large customers; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan also includes proposed standards of conduct for utilities and marketing affiliates of utilities. Hearings on the proposal began in December 1996 and are scheduled to resume in January and February 1997. A decision is expected from the Georgia Commission prior to March 1, 1997.

       The second major initiative to increase competition and decrease the role of regulation in Georgia is before study committees of the Georgia General Assembly. The 1996 Georgia General Assembly considered, but delayed action on, The Natural Gas Fair Pricing Act, which would have allowed local gas companies to negotiate contract prices and terms for gas services with large commercial and industrial customers absent Georgia Commission-mandated rates. The Georgia General Assembly stated through resolutions a desire to fashion a more comprehensive approach to deregulation and unbundling of natural gas services in Georgia. Those resolutions, adopted during the 1996 session, created Senate and House committees to study and recommend a comprehensive course of action by December 31, 1996, for deregulating natural gas markets in Georgia.

       The separate Senate and House study committees conducted joint meetings during September, October and November 1996, with the goal of crafting a comprehensive deregulation bill for the 1997 General Assembly, which convenes in January 1997. The natural gas deregulation plan under consideration by the committees would unbundle services to all of AGLC's natural gas customers, would continue AGLC's role as the intrastate transporter of natural gas, would allow AGLC to assign firm delivery capacity to certificated marketers who would sell the gas commodity, and would create a secondary transportation market for interruptible transportation capacity.

       Although AGL Resources cannot predict the outcome of these two regulatory reform initiatives, it supports both the plan under consideration by the Georgia Commission and the plan under consideration by the Georgia General Assembly. AGLC currently makes no profit on the purchase and sale of gas because actual gas costs are passed through to customers under the purchased gas provisions of AGLC's rate schedules. Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGLC to cease its sales service function and the associated sales obligation would not adversely affect AGLC's ability to earn a return on its distribution system investment. In addition, allowing gas to be sold to all customers by numerous marketers, including nonregulated subsidiaries of AGL Resources, would provide new business opportunities.

GAS COST RECOVERY FILING

       Pursuant to legislation enacted by the Georgia General Assembly, each investor-owned local gas distribution company is required to file on or before August 1 of each year, a proposed gas supply plan for the subsequent year, as well as a proposed cost recovery factor to be used during the same time period. Costs of natural gas supply, interstate transportation and storage incurred pursuant to an approved plan may be recovered under the purchased gas provisions of AGLC's rate schedules.

       On August 1, 1996, AGLC filed its 1997 Gas Supply Plan, which consists of gas supply, transportation and storage options designed to provide reliable service to firm customers at the best cost. On September 13, 1996, the Georgia Commission approved the entire supply portfolio contained in the 1997 Gas Supply Plan.

       As part of the 1997 Gas Supply Plan, AGLC is authorized to continue limited gas supply hedging activities. The 1997 hedging program has been expanded beyond the program approved in the 1996 Gas Supply Plan. The financial results of all hedging activities are passed through to firm service customers under the purchased gas provisions of AGLC's rate schedules. Accordingly, there is no earnings impact as a result of the hedging program.

                             Chattanooga Gas Company

RATE FILINGS

       On May 1, 1995, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $5.2 million annually. On September 27, 1995, a settlement agreement was reached that provides for an annual increase in revenues of approximately $2.5 million, effective November 1, 1995.

--------------------------------------------------------------------------------
Item 2.    Properties

      AGL Resources considers its property and the property of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

      AGLC's properties consist primarily of distribution systems and related facilities and local offices serving 235 cities and surrounding areas in the State of Georgia and 12 cities and surrounding areas in the State of Tennessee. As of September 30, 1996, AGLC had 25,642 miles of mains and 5,952,000 Mcf of LNG storage capacity in three LNG plants to supplement the gas supply in very cold weather or emergencies. Chattanooga had 1,328 miles of mains and 1,076,000 Mcf of LNG storage capacity in its one LNG plant. At September 30, 1996, AGLC's gross utility plant amounted to approximately $2.0 billion.

      AGL Resources' gross nonutility property amounted to approximately $81 million, consisting principally of assets related to Service Company.

--------------------------------------------------------------------------------
Item 3.    Legal Proceedings

      The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding regulatory proceedings, see the preceding sections in Part I, Item 1, "Business - Federal Regulatory Matters" and "Business - State Regulatory Matters."

                                    Arcadian

      ARCADIAN CORPORATION V. SOUTHERN NATURAL GAS COMPANY AND ATLANTA GAS LIGHT COMPANY, U. S. District Court for the Southern District of Georgia, Augusta Division, Case No. CV192-006. On January 10, 1992, Arcadian, an industrial customer of AGLC, filed a complaint against Southern and AGLC alleging violation of the federal antitrust laws and seeking treble damages in excess of $45 million. In the complaint, Arcadian alleged that Southern and AGL conspired to restrain trade by agreeing not to compete in the provision of direct transportation service to end users in the areas served by AGLC. AGLC denied the allegations of the complaint.

      On November 30, 1993, a proposed settlement between Southern and Arcadian was filed with FERC that would resolve both Arcadian's FERC complaint against Southern and Arcadian's antitrust lawsuit against Southern and AGLC. The settlement provided for firm and interruptible transportation service from Southern to Arcadian at discounted rates for an initial term of five years. In addition, the settlement establishes tariff conditions for addressing future requests for direct transportation service. In connection with the proposed settlement, the antitrust lawsuit has been stayed and administratively closed. On May 12, 1994, FERC approved the settlement over AGLC's objections. AGLC has sought rehearing of the FERC's order approving the settlement, and has petitioned for review in the United States Court of Appeals for the Eleventh Circuit. AGLC's appeals are currently being held in abeyance pending action by the FERC on AGLC's rehearing request.

      On April 22, 1996, AGLC filed to withdraw portions of its request for rehearing of the FERC's order approving the November 12, 1993, settlement between Arcadian and Southern. The arguments that AGLC proposes to withdraw, pursuant to the restructuring settlement with Southern, are those that allege that Southern's discounted rates to Arcadian constitute an anticompetitive "price squeeze" against AGLC.

                              Environmental Matters

       AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. These sites are located in Athens, Augusta, Brunswick, Griffin, Macon, Rome, Savannah, Valdosta and Waycross. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but that may have been associated with the operation of MGPs by AGLC or its predecessors. These sites are located in Atlanta (2) and Macon. A Preliminary Assessment (PA) was conducted at each of those twelve sites, and a subsequent Site Investigation (SI) was conducted at ten sites (all but the two Atlanta sites). Results from those investigations reveal environmental impacts at and near nine sites (all but the two Atlanta sites and the second Macon site).

       In addition, AGLC has identified three sites in Florida which may have been associated with AGLC or its predecessors. One of these, located in Sanford, Florida, is now the subject of an Expanded Site Investigation (ESI) which has been or is being conducted by the U.S. Environmental Protection Agency (EPA). Investigations at the site by AGLC and others have indicated environmental impacts on and near the site. In addition, the current owner of this site, Florida Public Utilities Company (FPUC), had previously filed suit against AGLC and others alleging that AGLC is a former "owner" and seeking to obtain a declaratory judgment that all defendants are jointly and severally liable for past and future costs of investigating and remediating the site.
That suit has since been dismissed by FPUC without prejudice.

       AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites:
Augusta, Griffin, Savannah, and Valdosta. Under these consent orders, AGLC is obliged to investigate and, if necessary, remediate impacts at the site. AGLC developed a proposed Corrective Action Plan (CAP) for the Griffin site, is now conducting certain follow-up investigations in response to EPD's comments, and expects to submit a revised CAP once EPD clarifies certain regulatory matters. Assessment activities are being conducted at Augusta and Savannah. In addition, AGLC is in the process of planning certain interim remedial measures at the Augusta MGP site. Those measures are expected to be implemented principally during fiscal 1997.

       Second, AGLC's response to all Georgia sites is proceeding in substantial compliance with Georgia's "Hazardous Site Response Act" (HSRA). AGLC submitted to EPD formal notifications pertaining to all of its owned MGP sites, and EPD had listed seven sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the state's "Hazardous Site Inventory" (HSI). EPD has not listed the Macon site on the HSI at this time. In addition, EPD has also listed the Rome site on the HSI. Under the HSRA regulations, the four sites subject to consent orders are presumed to require corrective action; EPD will determine whether corrective action is required at the four remaining sites (Athens, Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted Compliance Status Reports (CSRs) for the Athens, Brunswick and Rome MGP sites, and AGLC has concluded that these sites do not meet applicable risk reduction standards. Accordingly, some degree of response action is likely to be required at those sites.

       AGLC has estimated the investigation and remediation expenses likely to be associated with the former MGP sites. First, since such liabilities are often spread among potentially responsible parties, AGLC's ultimate liability will, in some cases, be limited to AGLC's equitable share of such expenses under the circumstances. Therefore, where reasonably possible, AGLC has attempted to estimate the range of AGLC's equitable share, given AGLC's current knowledge of relevant facts, including the current methods of equitable apportionment and the solvency of potential contributors. Where such an estimation was not reasonably possible, AGLC has estimated a range of expenses without adjustment for AGLC's equitable share. Second, the regulatory structure of the cleanup requirements under HSRA has permitted AGLC to estimate future investigation and remediation costs for the Georgia MGP sites, assuming such costs arise under this framework.

       Applying both of these concepts to those sites where some future action presently appears reasonably possible, AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $30.4 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $110.8 million. If additional sites were added to those for which action now appears reasonably likely, or if substantially more stringent cleanups were required, or if site conditions are markedly worse than those now anticipated, the costs could be higher. In addition, those costs do not include other expenses, such as property damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $30.4 million to $110.8 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

       AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

       Second, AGLC intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. With respect to its insurers, in 1991, AGLC filed a declaratory judgment action against 23 of its insurance companies. After the trial court entered a judgment adverse to AGLC and AGLC appealed that ruling, the Eleventh Circuit Court of Appeals held that the case did not present a case or controversy when filed, and the case was remanded with instructions to dismiss. Since the Eleventh Circuit's decision, AGLC has settled with, or is close to settlement with, most of the major insurers. AGLC has not determined what actions it will take with respect to non-settling insurers. During fiscal 1996 AGLC recovered $14.7 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGLC recognized other income of $2.9 million and established regulatory liabilities for the remainder of those recoveries.

                             Other Legal Proceedings

      With regard to other legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.

--------------------------------------------------------------------------------
Item 4.       Submission of Matters to a Vote of Security Holdlers

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

--------------------------------------------------------------------------------

Item 4.(A)  Executive Officers of the Registrant

      Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of AGL Resources. Unless otherwise indicated, the information set forth is as of September 30, 1996.

      DAVID R. JONES, age 59, President and Chief Executive Officer of AGL Resources (since January 1996), President and Chief Executive Officer and director of Service Company (since August 1996), President and Chief Executive officer of AGLC (since 1988) and director of AGLC (since 1985); director of the Federal Reserve Bank of Atlanta. Mr. Jones has been a director of AGL Resources since January 1996.

      CHARLES W. BASS, age 49, Executive Vice President and Chief Operating Officer of AGL Resources since August 1996, Executive Vice President Market Service and Development of AGLC from 1994 until 1996 and Senior Vice President Governmental and Regulatory Affairs of AGLC from 1988 until 1994 .

      THOMAS H. BENSON, age 51, Executive Vice President of AGL Resources and Chief Operating Officer of AGLC since August 1996, Executive Vice President
Customer Operations of AGLC from 1994 until 1996 and Senior Vice President Operations and Engineering of AGLC from 1988 until 1994.

      ROBERT L. GOOCHER, age 46, Executive Vice President of AGL Resources and Chief Operating Officer of Service Company since August 1996, Executive Vice President Business Support of AGLC from 1994 until 1996, Senior Vice President and Chief Financial Officer of AGLC from 1992 until 1994, Vice President Finance of AGLC from 1991 until 1992 and Vice President and Augusta Division manager of AGLC from 1987 until 1991.

      CHARLIE J. LAIL, age 57, Senior Vice President Operations Improvement of AGLC since 1994, Senior Vice President Divisions of AGLC from 1992 until 1994, Vice President Divisions of AGLC from 1991 until 1992 and Vice President and Northeast Georgia Division manager of AGLC from 1988 until 1991.

      RICHARD H. WOODWARD, Jr., age 49, Vice President of AGL Resources and President of AGL Investments since August 1996, Senior Vice President Business Development of AGLC from 1994 until 1996 and Senior Vice President Corporate Services of AGLC from 1988 until 1994.

      MICHAEL D. HUTCHINS, age 45, Vice President Operations and Engineering of AGLC since 1994, Vice President Engineering of AGLC from 1989 until 1994.

      CLAYTON H. PREBLE, age 49, Vice President of AGL Resources and President of The Energy Spring, Inc., since August 1996, Vice President -- Marketing of AGLC from 1994 until 1996, Vice President Corporate Planning of AGLC from 1994 until 1994, Director Corporate Planning of AGLC from 1992 until 1994 and Northeast Georgia Division manager of AGLC from 1991 until 1992.

      J. MICHAEL RILEY, age 45, Vice President and Chief Financial Officer of AGL Resources since August 1996 and Chief Financial Officer of AGLC since November 1996, Vice President Finance and Accounting of AGLC from 1994 until 1996, Vice President and Controller of AGLC from 1991 until 1994 and Controller of AGLC from 1986 until 1991.

      There are no family relationships among the executive officers.

      All officers generally are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Shareholders in February.

--------------------------------------------------------------------------------
                                     Part II
--------------------------------------------------------------------------------

Item 5.    Market for the Registrants' Common Equity and Related Stockholder
           Matters

     Information relating to the market for holders of and dividends on AGL Resources' common stock is set forth under the caption "Shareholder Information" on page 47 of AGL Resources' 1996 Annual Report. Such information is incorporated herein by reference. Portions of the 1996 Annual Report are filed as Exhibit 13 to this report.

--------------------------------------------------------------------------------
Item 6.    Selected Financial Data

      Selected financial data for AGL Resources for each year of the five-year period ended September 30, 1996 is set forth under the caption "Selected Financial Data" on page 45 of AGL Resources' 1996 Annual Report referred to in
Item 5 above. Such five-year selected financial data is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     A discussion of AGL Resources' results of operations and financial condition is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 29 of AGL Resources' 1996 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 8.    Financial Statements and Supplementary Data

      The following financial statements of AGL Resources, which are set forth on pages 30 through 44 of AGL Resources' 1996 Annual Report referred to in Item 5 above, are incorporated herein by reference:

      Statements of Consolidated Income for the years ended September 30, 1996, 1995 and 1994.

      Statements of Consolidated Cash Flows for the years ended September 30, 1996, 1995 and 1994.

      Consolidated Balance Sheets as of September 30, 1996 and 1995.

      Statements of Consolidated Common Stock Equity for the years ended September 30, 1996, 1995 and 1994.

      Notes to Consolidated Financial Statements.

      Independent Auditors' Report.

      The supplementary financial information required by Item 302 of Regulation S-K is set forth in Note 14 in Notes to Consolidated Financial Statements in AGL Resources' 1996 Annual Report to Shareholders.

      The following supplemental data is submitted herewith:

      Financial   Statement  Schedule  -  Valuation  and  Qualifying  Account  -
Allowance for Uncollectible Accounts.

      Independent Auditors' Report.

--------------------------------------------------------------------------------
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

--------------------------------------------------------------------------------
                                    Part III
--------------------------------------------------------------------------------

Item 10.     Directors and Executive Officers of the Registrants

      Information relating to nominees for director of AGL Resources is set forth under the caption "Election of Directors-Information Concerning Nominees" in the Proxy Statement for the 1996 Annual Meeting of Shareholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after AGL Resources' fiscal year end. Information relating to the executive officers of AGL Resources, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

--------------------------------------------------------------------------------
Item 11.     Executive Compensation

      Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information relating to ownership of common stock of AGL Resources by certain persons is set forth under the caption "Security Ownership of Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

--------------------------------------------------------------------------------
Item 13.     Certain Relationships and Related Transactions

      Information relating to existing or proposed relationships or transactions between AGL Resources and any affiliate of AGL Resources is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.



            The remainder of this page was intentionally left blank.

--------------------------------------------------------------------------------
                                     Part IV
--------------------------------------------------------------------------------

   Item 14. Exhibits, Financial Statements Scheduled and Reports on Form 8-K

      (a)    Documents Filed as Part of This Report:

            1.    Financial Statements

                    Included   under   Item  8  are  the   following   financial
                    statements:

                    Statements of Consolidated Income for the Years Ended September 30, 1996, 1995 and 1994.

                    Statements of Consolidated Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

                    Consolidated  Balance  Sheets as of  September  30, 1996 and
                    1995.

                    Statements of Consolidated Common Stock Equity for the Years Ended September 30, 1996, 1995 and 1994.

                    Notes to Consolidated Financial Statements.

                    Independent Auditors' Report.

            2. Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended September 30, 1996:

                     Independent Auditors' Report.

                     II. - Valuation and Qualifying Account--Allowance for Uncollectible Accounts.

                    Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

            3.   Exhibits

                 Where an exhibit is filed by  incorporation  by  reference to a
                 previously  filed  registration   statement  or  report,   such
                 registration statement or report is identified in parentheses.

     3.1 - Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

     3.2 - Bylaws (Exhibit 3.2 to Registration Statement on Form S-4, No. 33-99826).

     4.1 -     Specimen form of Common Stock Certificate

     4.2 - Specimen form of Right Certificate (Exhibit 1 to Form 8-K filed March 6, 1996).

     10.1 -    Executive Compensation Plans and Arrangements

     10.1.a -  Executive Severance Pay Plan of AGL Resources Inc.

     10.1.b - AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

     10.1.c -  First Amendment to the AGL Resources Inc. Long-Term
               Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5, 1993).

     10.1.d -  Third Amendment to the AGL Resources Inc. Long-Term
               Stock Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

     10.1.e - AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10(a), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

     10.1.f - AGL Resources Inc. Non-Employee Directors Equity Compensation Plan (Exhibit B to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

     13 -      Portions of the AGL Resources Inc. 1996 Annual Report to
               Shareholders.

     21 -      Subsidiaries of AGL Resources Inc.

     23 -      Independent Auditors' Consent.

     24 -      Powers of Attorney (included with Signature Page hereto).

     27 -      Financial Data Schedule.

         (b)   Reports on Form 8-K

     No Form 8-K was filed during the last quarter of the year ended September 30, 1996.





            The remainder of this page was intentionally left blank.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 1996.

                                                     AGL RESOURCES INC.



                                 By: /s/ David R. Jones
                                         David R. Jones
                                         President and Chief Executive Officer



                               POWERS OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David R. Jones and J. Michael Riley, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and any and all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 1, 1996.

Signatures                             Title




/s/ David R. Jones
    David R. Jones                  President and Chief Executive Officer
                                   (Principal Executive Officer) and Director



/s/ J. Michael Riley
    J. Michael Riley                Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)



/s/ Frank Barron, Jr.
    Frank Barron, Jr.               Director

/s/ W. Waldo Bradley
    W. Waldo Bradley                Director



/s/ Otis A. Brumby, Jr.
    Otis A. Brumby, Jr.             Director



/s/ L.L. Gellerstedt, III
    L.L. Gellerstedt, III           Director



/s/ Albert G. Norman, Jr.
    Albert G. Norman, Jr.           Director



/s/ D. Raymond Riddle
    D. Raymond Riddle               Director



/s/ Betty L. Siegel
    Betty L. Siegel                 Director



/s/ Ben J. Tarbutton, Jr.
    Ben J. Tarbutton, Jr.           Director



/s/ Charles McKenzie Taylor
    Charles McKenzie Taylor         Director



/s/ Felker W. Ward, Jr.
    Felker W. Ward, Jr.             Director


*By  /s/ J. Michael Riley
         J. Michael Riley
         as Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of AGL Resources Inc.:

We have audited the consolidated balance sheets of AGL Resources Inc. and its subsidiaries as of September 30, 1996 and 1995, and the related statements of consolidated income, common stock equity, and cash flows for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated November 5, 1996; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of AGL Resources Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of AGL Resources Inc.'s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 5, 1996

                                                                     SCHEDULE II

                      AGL RESOURCES INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNT
                      ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN MILLIONS)


--------------------------------------------------------------------------------
                                                  1996        1995        1994
--------------------------------------------------------------------------------
Balance, beginning of year .................       4.4         2.8         1.9
Additions:
  Provisions charged to income .............       4.7         5.3         7.5
  Recovery of accounts
    previously written off
    as uncollectible .......................       8.6         6.6         7.1
                                                 ------      ------      ------
Total ................................            17.7        14.7        16.5

Deduction:
  Accounts written off
    as uncollectible .......................      14.9        10.3        13.7
                                                 ------      ------      ------
Balance, end of year .......................       2.8         4.4         2.8
                                                 ======      ======      ======