Form 10-Q
period 1997-03-31
AGL RESOURCES INC
filed 1997-05-14
CIK 1004155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997



Commission     Registrant; State of Incorporation;             I.R.S. Employer
File Number    Address; and Telephone Number            Identification  Number

1-14174        AGL RESOURCES INC.                              58-2210952
               (A Georgia Corporation)
               303 PEACHTREE STREET, NE
               ATLANTA, GEORGIA  30308
               404-584-9470



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.


Common Stock, $5.00 Par Value
Shares Outstanding at March 31, 1997  ...............................56,059,806

                                                                      Form 10-Q

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1997


                                Table of Contents


  Item                                                                  Page
Number         PART I -- FINANCIAL INFORMATION                          Number

     1           Financial Statements

                 Condensed Consolidated Income Statements                  3
                 Condensed Consolidated Balance Sheets                     4
                 Condensed Consolidated Statements of Cash Flows           6

                 Notes to Condensed Consolidated Financial Statements      7

     2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                       12

               PART II -- OTHER INFORMATION

     1           Legal Proceedings                                        18

     4           Submission of Matters to a Vote of Security Holders      18

     5           Other Information                                        18

     6           Exhibits and Reports on Form 8-K                         23

                                     SIGNATURES                           24














                               Page 2 of 24 Pages

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AGL RESOURCES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS, SIX MONTHS AND TWELVE MONTHS ENDED
                             MARCH 31, 1997 AND 1996
                        (MILLIONS, EXCEPT PER SHARE DATA)


                                                      Three Months       Six Months         Twelve Months
                                                 ---------------------------------------------------------
                                                     1997     1996     1997     1996       1997       1996
----------------------------------------------------------------------------------------------------------
Operating Revenues ...........................   $  496.7 $  482.0 $  876.3 $  812.7 $  1,292.2 $  1,100.2
Cost of Gas ..................................      315.7    309.7    546.8    499.4      772.9      613.8
----------------------------------------------------------------------------------------------------------
Operating Margin .............................      181.0    172.3    329.5    313.3      519.3      486.4
----------------------------------------------------------------------------------------------------------
Other Operating Expenses .....................       92.0     92.5    180.3    174.0      344.7      336.5
----------------------------------------------------------------------------------------------------------
Operating Income .............................       89.0     79.8    149.2    139.3      174.6      149.9
----------------------------------------------------------------------------------------------------------
Other Income .................................        3.7      6.0      6.1      7.2       10.9        7.2
----------------------------------------------------------------------------------------------------------
Income Before Interest and Income Taxes ......       92.7     85.8    155.3    146.5      185.5      157.1
----------------------------------------------------------------------------------------------------------
Interest Expense and Preferred Stock
  Dividends
    Interest expense .........................       13.7     12.4     27.3     25.2       51.2       47.3
    Dividends on preferred stock of subsidiary        1.1      1.1      2.2      2.2        4.4        4.4
----------------------------------------------------------------------------------------------------------
      Total interest expense and preferred
        stock dividends ......................       14.8     13.5     29.5     27.4       55.6       51.7
----------------------------------------------------------------------------------------------------------
Income Before Income Taxes ...................       77.9     72.3    125.8    119.1      129.9      105.4
----------------------------------------------------------------------------------------------------------
Income Taxes .................................       28.9     27.3     47.2     45.0       49.8       41.8
----------------------------------------------------------------------------------------------------------
Net Income ...................................   $   49.0 $   45.0 $   78.6 $   74.1 $     80.1 $     63.6
==========================================================================================================

Earnings Per Share of Common Stock               $   0.88 $   0.81 $   1.41 $   1.34 $     1.44 $     1.17

Cash Dividends Paid Per Share of
      Common Stock                               $   0.27 $  0.265 $   0.54 $   0.53 $     1.07 $     1.05

Weighted Average Number of Common
      Shares Outstanding                             56.0     55.3     55.9     55.2       55.7       54.4







            See notes to condensed consolidated financial statements.









                               Page 3 of 24 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)


                                                                       September
                                                        March 31,            30,
                                                    ----------------------------
                                                     1997       1996       1996
ASSETS                                                (Unaudited)
--------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents ...................  $     8.7  $     4.5  $     8.7
  Receivables (less allowance for
    uncollectible accounts of $7.3
    at March 31, 1997, $6.4 at March 31,
    1996, and $2.7 at September 30, 1996) .....      219.4      215.8       93.6
  Inventories
    Natural gas stored underground ............       35.5       14.5      144.0
    Liquefied natural gas .....................       12.3        4.0       16.8
    Materials and supplies ....................        7.6        8.0        8.1
    Other .....................................        1.7        0.4        3.0
  Deferred purchased gas adjustment ...........       19.3       19.3        4.7
  Other .......................................        9.2        8.4       10.3
--------------------------------------------------------------------------------
    Total current assets ......................      313.7      274.9      289.2
--------------------------------------------------------------------------------
Property, Plant and Equipment
  Utility plant ...............................    2,011.5    1,969.3    1,969.0
  Less accumulated depreciation ...............      627.2      607.1      607.8
--------------------------------------------------------------------------------
    Utility plant - net .......................    1,384.3    1,362.2    1,361.2
--------------------------------------------------------------------------------
  Nonutility property .........................       97.7       18.9       80.5
  Less accumulated depreciation ...............       27.9        2.4       26.3
--------------------------------------------------------------------------------
    Nonutility property - net .................       69.8       16.5       54.2
--------------------------------------------------------------------------------
    Total property, plant and equipment - net .    1,454.1    1,378.7    1,415.4
--------------------------------------------------------------------------------
Deferred Debits and Other Assets
    Unrecovered environmental response costs ..       40.9       34.7       38.0
    Investment in joint ventures - net ........       34.0       35.0       35.5
    Unrecovered Integrated Resource Plan costs         7.7        8.0       10.0
    Other .....................................       43.0       34.1       36.6
--------------------------------------------------------------------------------
      Total deferred debits and other assets ..      125.6      111.8      120.1
--------------------------------------------------------------------------------
Total Assets ..................................  $ 1,893.4  $ 1,765.4  $ 1,824.7
================================================================================










            See notes to condensed consolidated financial statements.





                               Page 4 of 24 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (MILLIONS, EXCEPT PAR VALUE DATA)


                                                                       September
                                                        March 31,            30,
                                                    ----------------------------
                                                     1997       1996      1996
LIABILITIES AND CAPITALIZATION                         (Unaudited)
--------------------------------------------------------------------------------
Current Liabilities
  Accounts payable-trade ......................  $    58.6  $    81.5  $    73.7
  Short-term debt .............................      113.0       66.5      152.0
  Customer deposits ...........................       30.0       29.1       27.8
  Interest ....................................       27.1       25.3       25.7
  Taxes .......................................       39.1       27.8       16.0
  Other .......................................       40.4       43.8       27.3
--------------------------------------------------------------------------------
    Total current liabilities .................      308.2      274.0      322.5
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes .............      170.1      141.2      168.5
--------------------------------------------------------------------------------
Long-Term Liabilities
  Accrued environmental response costs ........       31.3       28.6       30.4
  Accrued postretirement benefits costs .......       35.7       33.6       36.2
  Deferred credits ............................       61.0       63.2       60.9
  Accrued pension costs .......................                   1.5        4.9
--------------------------------------------------------------------------------
    Total long-term liabilities ...............      128.0      126.9      132.4
--------------------------------------------------------------------------------
Capitalization
  Long-term debt ..............................      584.5      554.5      554.5
  Preferred stock of subsidiary,
    cumulative $100 par or stated
    value, shares issued and outstanding
    of 0.6 at March 31, 1997, March 31,
    1996, and September 30, 1996 ..............       58.5       58.5       58.5
  Common stock, $5 par value, shares
    issued and outstanding of 56.1 at
    March 31, 1997, 55.4 at March 31,
    1996, and 55.7 at September 30, 1996 ......      644.1      610.3      588.3
--------------------------------------------------------------------------------
    Total capitalization ......................    1,287.1    1,223.3    1,201.3
--------------------------------------------------------------------------------
Total Liabilities and Capitalization ..........  $ 1,893.4  $ 1,765.4  $ 1,824.7
================================================================================












            See notes to condensed consolidated financial statements.






                               Page 5 of 24 Pages

                      AGL RESOURCES INC. AND SUBISIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE SIX MONTHS AND TWELVE MONTHS ENDED MARCH 31, 1997
                                   (MILLIONS)


                                                            Six Months        Twelve Months
                                                       -----------------  ------------------
                                                           1997     1996      1997      1996
--------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income ...................................   $   78.6  $  74.1  $   80.1  $   63.6
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization ............       34.9     33.4      69.1      64.4
          Deferred income taxes ....................        2.1      2.4      24.4      17.6
          Non-cash compensation expense ............        1.7      2.3       2.1       4.3
          Noncash restructuring costs ..............                                     2.8
          Other ....................................       (1.1)    (1.2)     (2.3)     (2.3)
      Changes in certain assets and liabilities, net
          of effects from acquisition of business ..       (7.7)   (45.3)    (46.6)    (96.7)
---------------------------------------------------------------------------------------------
            Net cash flow from operating
              activities ...........................      108.5     65.7     126.8      53.7
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses ........        0.6      1.0       1.4      50.4
      Short-term borrowings, net ...................      (39.0)    15.5      46.5      66.5
      Sale of long-term debt .......................       30.0               30.0
      Dividends paid on common stock ...............      (25.1)   (24.4)    (49.8)    (47.1)
---------------------------------------------------------------------------------------------
            Net cash flow from financing
              activities ...........................      (33.5)    (7.9)     28.1      69.8
---------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures ...................      (61.9)   (57.9)   (136.1)   (125.2)
      Cash received from joint ventures ............        1.3                4.1
      Investment in joint ventures .................                          (2.7)    (32.6)
      Nonutility property expenditures .............      (14.8)             (15.6)
      Other ........................................        0.4      0.9      (0.4)      2.6
---------------------------------------------------------------------------------------------
            Net cash flow from investing
              activities ...........................      (75.0)   (57.0)   (150.7)   (155.2)
---------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and
              cash equivalents .....................                 0.8       4.2     (31.7)
            Cash and cash equivalents
              at beginning of period ...............        8.7      3.7       4.5      36.2
---------------------------------------------------------------------------------------------
            Cash and cash equivalents
              at end of period .....................   $    8.7  $   4.5  $    8.7  $    4.5
=============================================================================================
Cash Paid During the Period for
      Interest .....................................   $   26.1  $  25.5  $   49.8  $   48.4
      Income taxes .................................   $   18.4  $  12.7  $   25.0  $   20.6

            See notes to condensed consolidated financial statements.






                               Page 6 of 24 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

           During fiscal 1996 ownership of AGLC's nonregulated business, Georgia Gas Company (natural gas production activities), was transferred to AGL Energy Services. Ownership of AGLC's other nonregulated businesses, Georgia Gas Service Company (propane sales) and Trustees Investments, Inc. (real estate holdings), was transferred to AGL Investments. AGLC's interest in Sonat Marketing Company L.P. was transferred to AGL Gas Marketing, Inc., a wholly owned subsidiary of AGL Investments. In addition, AGL Investments established two wholly owned subsidiaries: AGL Power Services, Inc., which owns a 35% interest in Sonat Power Marketing L.P., and AGL Consumer Services, Inc., an energy-related consumer products and services company.

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

2.   Interim Financial Statements

           In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring accruals necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of AGL Resources for the fiscal year ended September 30, 1996, and of AGLC for the fiscal years ended September 30, 1996 and 1995. Certain 1996 amounts have been reclassified for comparability with 1997 amounts.




                               Page 7 of 24 Pages

3 .  Earnings

           AGL Resources' principal business is the distribution of natural gas to customers in central, northwest, northeast and southeast Georgia and the Chattanooga, Tennessee area through its natural gas distribution subsidiary, AGLC. Since consumption of natural gas is dependent to a large extent on weather, the majority of AGL Resources' income is realized during the winter months. Earnings for three-month and six-month periods are not indicative of the earnings for a twelve-month period.

           On October 3, 1995, AGLC implemented revised firm service rates pursuant to an order on rehearing of the rate design issues of AGLC's 1993 rate case that was issued by the Georgia Public Service Commission (Georgia Commission) on September 25, 1995. Although neutral with respect to total annual margins, the new rates shift margins from heating months (November - March) into non-heating months, thereby affecting the comparisons of earnings for the twelve-month periods ended March 31, 1997, and 1996.

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

           AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites:
     Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obliged to investigate and, if necessary, remediate environmental impacts at the sites. AGLC developed a proposed Corrective Action Plan
     (CAP) for the Griffin site, received conditional approval of the CAP, and has initiated corrective measures. Assessment activities are being conducted at Augusta and have been completed at Savannah. In addition, AGLC is in the process of conducting certain interim remedial measures at the Augusta MGP site. Those measures are expected to be implemented principally during fiscal 1997.

           Second, AGLC's response to all Georgia sites is proceeding under Georgia's Hazardous Site Response Act (HSRA). AGLC submitted to EPD formal notifications pertaining to all of its owned MGP sites, and EPD had listed seven sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the state's Hazardous Site Inventory (HSI). EPD has not listed the Macon site on the HSI at this time. EPD has also listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, the four sites subject to consent orders are presumed to require corrective action; EPD will determine whether corrective action is required at the four remaining sites (Athens, Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted Compliance Status Reports (CSRs) for the Athens, Brunswick and Rome MGP sites, and AGLC has concluded that these sites do not meet applicable risk reduction standards. Accordingly, some degree of response action is likely to be required at those sites.

           AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $31.3 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $117.3 million. Those estimates have been adjusted from the September 30, 1996 estimates to reflect settlements of property damage claims at certain sites. If additional sites were added to those for which corrective action now appears reasonably likely, or if substantially more stringent cleanups were required, or if site conditions are markedly worse than those now anticipated, the costs could be higher. In addition, those costs do not include other expenses, such as property damage claims, for which AGLC may ultimately

                               Page 8 of 24 Pages
     be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $31.3 million to $117.3 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded in the financial statements.

           AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996 order.

           Second, AGLC intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. With respect to its insurers, AGLC filed a declaratory judgement action against 23 of its insurance companies in 1991. After the trial court entered a judgement adverse to AGLC and AGLC appealed that ruling, the Eleventh Circuit Court of Appeals held that the case did not present a case or controversy when filed, and the case was remanded with instructions to dismiss. Since the Eleventh Circuit's decision, AGLC has settled with, or is close to settlement with, most of the major insurers. AGLC has not determined what actions it will take with respect to non-settling insurers.


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

                               Page 9 of 24 Pages

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

           Pursuant to the approved settlement, AGLC has filed and is providing service pursuant to 46 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGLC and six interruptible customers.

           On November 27, 1996, the Tennessee Regulatory Authority (TRA) approved a settlement that permits Chattanooga to negotiate contracts with large commercial or industrial customers who are capable of bypassing Chattanooga's distribution system. The settlement provides for approval on an experimental basis, with the TRA to review the measure two years from the approval date. The pricing terms provided in any such contract may be neither less than Chattanooga's marginal cost of providing service nor greater than the filed tariff rate generally applicable to such service. Chattanooga can recover 50% of the difference between the contract rate and the applicable tariff rate through the balancing account of the purchased gas adjustment provisions of Chattanooga's rate schedules. Pursuant to the approved settlement Chattanooga has entered into four negotiated contracts which are currently under review by the TRA.

           The 1997 session of the Georgia General Assembly passed legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system.

           Senate Bill 215 provides for a transition period leading to a condition of effective competition in the natural gas markets. An electing distribution company would unbundle all services to its natural gas customers, assign firm delivery capacity to certificated marketers selling the gas commodity and create a secondary transportation market for interruptible transportation capacity. Marketers, including unregulated affiliates of AGLC, would compete to sell natural gas to all customers at market-based prices. AGLC would continue to provide intrastate transportation of the gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. In addition, the Georgia Commission would continue to regulate safety, access and quality of service pursuant to an alternative form of regulation.

           The law provides for marketer standards and rules of business practice to ensure that the benefits of a competitive natural gas market are available to all customers on the AGLC system. It imposes an obligation to serve on marketers with a corresponding universal service fund which can also facilitate the extension of AGLC facilities in order to serve the public interest.

                               Page 10 of 24 Pages

           In order to implement the new law, the Georgia Commission must undertake and complete several rulemakings by December 31, 1997. As these rules become effective the extent of and schedule for actions under the legislation by AGLC will evolve further.

           Currently, in accordance with Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71), AGLC has recorded regulatory assets and liabilities which represent regulator-approved deferrals resulting from the ratemaking process. Recently, the staff of the Securities and Exchange Commission has questioned the continued applicability of SFAS 71 to portions of the business of three California utilities, as a result of legislation recently enacted in California. The Emerging Issues Task Force (EITF) will begin discussion of this issue at its May 1997 meeting. While the legislation and circumstances under review with respect to California differ substantially from those associated with electing distribution companies in Georgia, AGLC will monitor the deliberations of the EITF.

              On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested increase likely will be suspended until November 1, 1997. During that time the TRA will complete a review of the requested increase and will hold public hearings on the request.

6.   Accounting Developments

           In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (SFAS 128), which establishes standards for computing and presenting earnings per share. AGL Resources will adopt SFAS 128 in the first quarter of fiscal year 1998. Management does not expect SFAS 128 to have a significant impact on the presentation of AGL Resources' consolidated financial statements.





           (The remainder of this page was intentionally left blank.)


                               Page 11 of 24 Pages

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

                              Results of Operations

Three-Month Periods Ended March 31, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the three-month period ended March 31, 1997, compared with the same period in 1996.

      Operating revenues increased 3% for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) operating revenues resulting from nonregulated operations formed subsequent to March 1996 and (2) growth in the number of utility customers served. The increase in operating revenues was offset partly by decreased volumes of gas sold to utility customers as a result of weather that was 34.6% warmer than during the same period in 1996.

      Cost of gas increased 1.9% during the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to cost of gas resulting from nonregulated operations formed subsequent to March 1996. The increase in cost of gas was offset partly by decreased volumes of gas sold to utility customers as a result of weather that was 34.6% warmer than during the same period in 1996. The utility balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of utility gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

      Operating margin increased 5% for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) growth in the number of utility customers served and (2) operating margin resulting from nonregulated operations formed subsequent to March 1996. Weather normalization adjustment riders (WNARs) approved by the Georgia Commission and the TRA stabilized the utility's margin at the level which would occur with normal weather for the three-month periods ended March 31, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

      Operating expenses decreased $0.5 million for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to decreased
(1) labor and labor-related expenses and (2) outside services employed. The decrease in operating expenses was offset partly by increased (1) uncollectible accounts expense, (2) depreciation expense recorded as a result of increased property, (3) injuries and damages expense and (4) expenses related to AGLC's Integrated Resource Plan (IRP) which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. Operating expenses excluding IRP expenses decreased $1.1 million.



                               Page 12 of 24 Pages

      Other income decreased $2.3 million for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to decreased income from a gas marketing joint venture. The decrease in other income was offset partly by (1) the recovery from utility customers of carrying costs not included in base rates related to storage gas inventories and (2) the recovery from utility customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

      Interest expense increased $1.3 million for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding.

      Income taxes increased $1.6 million for the three-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased taxable income.

      Net income for the three-month period ended March 31, 1997, was $49 million, compared with net income of $45 million in 1996. Earnings per share of common stock were $0.88 for the three-month period ended March 31, 1997, compared with earnings per share of $0.81 in 1996. The increases in net income and earnings per share were primarily due to (1) increased operating margin and
(2) decreased operating expenses. The increases in net income and earnings per share were offset partly by (1) decreased other income and (2) increased interest expense.

Six-Month Periods Ended March 31, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the six-month period ended March 31, 1997, compared with the same period in 1996.

      Operating revenues increased 7.8% for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) operating revenues resulting from nonregulated operations formed subsequent to March 1996,
(2) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of the utility's rate schedules, as explained in the following paragraph and (3) growth in the number of utility customers served. The increase in operating revenues was offset partly by decreased volumes of gas sold to utility customers as a result of weather that was 30.6% warmer than during the same period in 1996.

      Cost of gas increased 9.5% during the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) cost of gas resulting from nonregulated operations formed subsequent to March 1996, (2) an increase in the cost of gas purchased for utility system supply and (3) an increase in the cost of gas withdrawn from underground storage for utility system supply. The increase in cost of gas was offset partly by decreased volumes of gas sold to utility customers as a result of weather that was 30.6% warmer than during the same period in 1996. The utility balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of utility gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

      Operating margin increased 5.2% for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) growth in the number of utility customers served and (2) operating margin resulting from nonregulated operations formed subsequent to March 1996. WNARs approved by the Georgia Commission and the TRA stabilized the utility's margin at the level which would occur with normal weather for the six-month periods ended March 31, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

      Operating expenses increased 3.6% for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased (1) uncollectible accounts expense, (2) depreciation expense recorded as a result of increased property, (3) expenses related to AGLC's IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission, (4) ad valorem taxes, (5) injuries and damages expense and (6) franchise expenses which are

                               Page 13 of 24 Pages
recovered through a Franchise Recovery Rider approved by the Georgia Commission. AGLC balances IRP and franchise expenses which are included in operating expenses with revenues collected under the riders, thereby eliminating the effect that recovery of IRP and franchise expenses would otherwise have on net income. Operating expenses excluding IRP and franchise expenses increased 3.2%. The increase in operating expenses was offset partly by decreased (1) labor and labor-related expenses and (2) outside services employed.

      Other income decreased $1.1 million for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to decreased income from a gas marketing joint venture. The decrease in other income was offset partly by (1) the recovery from utility customers of carrying costs not included in base rates related to storage gas inventories and (2) the recovery from utility customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs.

      Interest expense increased $2.1 million for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding.

      Income taxes increased $2.2 million for the six-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased taxable income.

      Net income for the six-month period ended March 31, 1997, was $78.6 million, compared with net income of $74.1 million in 1996. Earnings per share of common stock were $1.41 for the six-month period ended March 31, 1997, compared with earnings per share of $1.34 in 1996. The increases in net income and earnings per share were primarily due to increased operating margin. The increases in net income and earnings per share were offset partly by increased
(1) operating expenses and (2) interest expense.

Twelve-Month Periods Ended March 31, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended March 31, 1997, compared with the same period in 1996.

      Operating revenues increased 17.5% for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) an increase in the cost of the gas supply recovered from customers under the purchased gas provisions of the utility's rate schedules, as explained in the following paragraph, (2) growth in the number of utility customers served and (3) operating revenues resulting from nonregulated operations formed subsequent to March 1996. The increase in operating revenues was offset partly by decreased volumes of gas sold to utility customers as a result of weather that was 27.2% warmer than during the same period in 1996.

      Cost of gas increased 25.9% during the twelve-month period ended March 31, 1997, compared with the same period in 1996. The increase in the cost of the utility's gas supply was primarily due to (1) an increase in the cost of gas purchased for utility system supply and (2) an increase in the cost of gas withdrawn from underground storage for utility system supply. The increase in cost of gas was offset partly by decreased volumes of utility gas sold to utility customers as a result of weather that was 27.2% warmer than during the same period in 1996. The utility balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

      Operating margin increased 6.8% for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q), and (2) growth in the number of utility customers served. WNARs approved by the Georgia Commission and the TRA stabilized the utility's margin at the level which would occur with normal weather for the twelve-month periods ended

                               Page 14 of 24 Pages

March 31, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

      Operating expenses increased 2.4% for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased (1) uncollectible accounts expense, (2) depreciation expense recorded as a result of increased property, (3) franchise expenses which are recovered through a Franchise Recovery Rider approved by the Georgia Commission, (4) IRP expenses which are recovered through and IRP Cost Recovery Rider approved by the Georgia Commission and (5) injuries and damages expense. AGLC balances franchise and IRP expenses which are included in operating expenses with revenues collected under the riders, thereby eliminating the effect that recovery of franchise and IRP expenses would otherwise have on net income. The increase in operating expenses was offset partly by decreased (1) labor and labor-related expenses and (2) outside services employed.

      Other income increased $3.7 million for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to (1) the recovery from utility customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs, (2) recoveries of environmental response costs from insurance carriers and third parties and (3) the recovery from utility customers of carrying costs not included in base rates related to storage gas inventories. The increase in other income was offset partly by decreased income from a gas marketing joint venture.

      Interest expense increased $3.9 million for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding.

      Income taxes increased $8 million for the twelve-month period ended March 31, 1997, compared with the same period in 1996 primarily due to increased taxable income.

     Net income for the twelve-month period ended March 31, 1997, was $80.1 million, compared with net income of $63.6 million in 1996. Earnings per share of common stock were $1.44 for the twelve-month period ended March 31, 1997, compared with earnings per share of $1.17 in 1996. The increases in net income and earnings per share were primarily due to increased (1) operating margin and
(2) increased other income. The increases in net income and earnings per share were offset partly by increased (1) operating expenses and (2) interest expense.

                               Financial Condition

      AGL Resources' primary business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to March 31 as a result of colder weather. The utility also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $125.8 million and inventory of gas stored underground and liquefied natural gas decreased $113 million during the six-month period ended March 31, 1997.

      Accounts receivable increased $3.6 million from March 31, 1996 to March 31, 1997, primarily due to increased operating revenues. Inventory of gas stored underground and liquefied natural gas increased $29.3 million from March 31, 1996 to March 31, 1997, primarily due to decreased volumes of gas withdrawn from storage as a result of weather that was 27.2% warmer during the twelve-month period ended March 31, 1997, compared with the same period in 1996.

      The purchasing practices of AGLC are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly (Gas Supply Plan Legislation). The Gas Supply Plan Legislation establishes procedures for review and approval, in advance, of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGLC's approved Gas Supply Plan for fiscal year 1997, gas supply purchases are being recovered under the purchased gas provisions of AGLC's rate schedules. The plan also allows recovery from the customers of AGLC of Federal Energy Regulatory Commission's (FERC) Order No. 636 transition costs that are currently being charged by AGLC's pipeline suppliers.

                               Page 15 of 24 Pages

     On February 27, 1997, the FERC issued Order No. 636-C, on remand from the decision by the United States Court of Appeals for the District of Columbia Circuit (D. C. Circuit) in United Distribution Cos. v. FERC. In Order No. 636-C, the FERC reaffirmed its decision to permit pipelines to pass all of their gas supply realignment (GSR) costs through to their customers, and ruled that individual pipelines should submit proposals concerning the share of GSR costs their interruptible transportation customers should bear. Requests for rehearing of Order No. 636-C have been filed with the FERC.

      AGLC currently estimates that its portion of transition costs resulting from the FERC Order No. 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $105 million. This estimate assumes that FERC approval of Southern Natural Gas Company's (Southern) restructuring settlement agreement is not overturned on judicial review, that FERC approval of Tennessee Gas Pipeline Company's (Tennessee) transition cost settlement becomes final, and that FERC does not alter its GSR recovery policies on rehearing of its Order No. 636-C. Such filings currently are pending final FERC approval, and the transition costs are being collected subject to refund. Approximately $87.8 million of such costs have been incurred by AGLC as of March 31, 1997, recovery of which is provided under the purchased gas provisions of AGLC's rate schedules. For further discussion of the effects of FERC Order No. 636 on AGLC, see Part II, Item 5, "Other Information - Federal Regulatory Matters" of this Form 10-Q.

      As noted above, AGLC recovers the cost of gas under the purchased gas provisions of its rate schedules. AGLC was in an underrecovery position of $19.3 million as of March 31, 1997 and March 31, 1996, and $4.7 million as of September 30, 1996. Under the provisions of the utility's rate schedules, any underrecoveries of gas costs are included in current assets and have no effect on net income.

      The expenditures for plant and other property totaled $76.7 million and $151.7 million for the six-month and twelve-month periods ended March 31, 1997. Effective February 1, 1997, Georgia Gas Service Company, a subsidiary of AGL Investments, acquired eight related companies engaged in the retail sale and delivery of propane gas. See Part II, Item 5, "Other Information" in this Form 10-Q.

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

AGLC has accrued liabilities of $31.3 million as of March 31, 1997, $28.6 million as of March 31, 1996, and $30.4 million as of September 30, 1996, for estimated future expenditures which are expected to be made over a period of several years in connection with or related to MGP sites. The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined in
Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, pursuant to the ERCRR. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

      On March 6, 1997, AGL Resources filed a registration statement with the Securities and Exchange Commission for the issue and sale of 2.0 million shares of common stock in connection with ResourcesDirect, a direct stock purchase and dividend reinvestment plan. ResourcesDirect, which replaces the Dividend Reinvestment and Stock Purchase Plan, allows first-time investors to purchase shares of common stock directly from AGL Resources. It also enables existing AGL Resources stockholders to reinvest all or a portion of their cash dividends or to make optional cash payments to purchase additional shares of common stock.

                               Page 16 of 24 Pages

      On June 16, 1995, approximately 3.0 million shares of common stock were issued and sold at a price of $16.81 per share, resulting in net proceeds of $48.6 million. Proceeds from that sale of common stock were used to finance capital expenditures and for other corporate purposes.

      Short-term debt decreased $39 million for the six-month period ended March 31, 1997, primarily due to net cash flow from operating activities. Short-term debt increased $46.5 million for the twelve-month period ended March 31, 1997, primarily due to increased working capital requirements.

      Long-term debt outstanding increased $30 million during the six-month and twelve-month periods ended March 31, 1997, as a result of the issuance by AGLC of $30 million in principal amount of Medium-Term Notes, Series C in November 1996. The notes were issued under a registration statement filed with the Securities and Exchange Commission in September 1993 covering the periodic offer and sale of up to $300 million in principal amount of Medium-Term Notes, Series
C. As of March 31, 1997, AGLC had issued $224.5 million in principal amount of Medium-Term Notes Series C, with maturity dates ranging from ten to 30 years and with interest rates ranging from 5.9% to 7.2%. Net proceeds from the issuance of Medium-Term Notes were used to fund capital expenditures, to repay short-term debt and for other corporate purposes.

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

      The 1997 session of the Georgia General Assembly passed legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested increase likely will be suspended until November 1, 1997. During that time the TRA will complete a review of the requested increase and will hold public hearings on the request.


                               Page 17 of 24 Pages

                          PART II -- OTHER INFORMATION


      "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10- K for the fiscal year ended September 30, 1996, and should be read in conjunction therewith.

Item 1.  Legal Proceedings
             See Item 5.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on February 7, 1997. "Broker non-votes" were not considered in determining whether a quorum existed for purposes of the Annual Meeting. At the Annual Meeting the shareholders elected the following four nominees for director to hold office until the Annual Meeting in the year 2000, as set forth in AGL Resources' Proxy Statement. The number of votes "for" each nominee and the number of votes "withheld" with respect to each nominee is as follows:


                                 For         Withheld
                              ----------     --------
1.  Otis A. Brumby, Jr ....   46,340,116      617,977
2.  David R. Jones ........   46,303,684      654,409
3.  Albert G. Norman, Jr ..   46,328,483      629,610
4.  Charles McKenzie Taylor   46,423,143      534,950



Item 5.  Other Information

                           Federal Regulatory Matters

Order No. 636

     On February 27, 1997, the FERC issued Order No. 636-C, on remand from the decision by the United States Court of Appeals for the D. C. Circuit in UNITED DISTRIBUTION COS. V. FERC. Among other matters, the court remanded Order No. 636 to the FERC for reconsideration of certain issues, including the FERC's decision to permit pipelines to pass all of their GSR costs through to their customers and its decision to require interruptible transportation customers to bear 10% of GSR costs. In Order No. 636-C, the FERC reaffirmed its decision to permit pipelines to pass all of their GSR costs through to their customers, and ruled that individual pipelines should submit proposals concerning the share of GSR costs their interruptible transportation customers should bear. Requests for rehearing of Order No. 636-C have been filed with the FERC. In addition, AGLC and others have filed petitions for certiorari to the United States Supreme Court, seeking review of the court's ruling in UNITED DISTRIBUTION COS. V. FERC affirming the FERC's authority over capacity release by local distribution companies.


                               Page 18 of 24 Pages

      AGLC currently estimates that its portion of transition costs (which include unrecovered gas costs, GSR costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the FERC to date to be recovered could be as high as approximately $105 million. AGLC's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC, and assumes that FERC approval of Southern's restructuring settlement agreement is not overturned on judicial review, that FERC approval of Tennessee's transition cost settlement becomes final, and that FERC does not alter its GSR recovery policies on rehearing of its Order 636-C. Such filings by AGLC's pipeline suppliers are pending final FERC approval. Approximately $87.8 million of transition costs have been incurred by AGLC as of March 31, 1997, and are being recovered from customers under the purchased gas provisions of AGLC's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve AGLC directly are set forth below.

SOUTHERN GSR Cost Recovery Proceeding. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, since AGLC is a consenting party, its GSR and other transition cost charges are in accordance with Southern's restructuring settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's share of Southern's transition costs is estimated to be $86.8 million. This estimate would not be affected by the remand of Order No. 636, unless FERC's approval of the settlement is not upheld on judicial review. As of March 31, 1997, $76.5 million of such costs have already been incurred by AGLC.

      On April 14, 1997, the D.C. Circuit issued an order dismissing AGLC's appeals of the FERC's orders in Southern's restructuring proceeding. AGLC had requested that the dismissal be conditioned upon the outcome of the appeals seeking to overturn the settlement, but the court did not impose the requested condition. The court's order is subject to possible requests for rehearing.

TENNESSEE GSR Cost Recovery  Proceeding.  On February 28, 1997,  Tennessee filed with the FERC a settlement that would, if approved by the FERC, resolve the majority of issues associated with Tennessee's restructuring, including its recovery of GSR and other transition costs associated with restructuring. The settlement provides for Tennessee to recover GSR costs via a fixed surcharge, and limits the total amount of such costs that Tennessee may recover. The settlement would also resolve AGLC's appeals of orders issued in Tennessee's restructuring proceeding, as well as AGLC's appeal of the FERC's orders approving the exit fee settlement between Tennessee and Columbia Gas Transmission Corporation. The settlement was not opposed by any party, and was approved by the FERC on April 16, 1997; however, the FERC's order is subject to possible requests for rehearing, and thus is not yet final.

      Tennessee has continued to make quarterly GSR cost recovery filings with the FERC. On March 31, 1997, Tennessee filed with the FERC a proposal to continue its existing GSR surcharge in light of the aforementioned settlement. In the alternative, Tennessee sought the FERC's approval to recover an additional $100 million in GSR costs. AGLC filed comments supporting Tennessee's request to continue its existing GSR surcharge, but conditionally protested Tennessee's alternate proposal; however, the FERC has not yet acted upon Tennessee's filing. AGLC's estimated liability for GSR costs as a result of Tennessee's settlement filing is approximately $13 million, assuming that the FERC's approval of the settlement becomes final. As of March 31, 1997, $5.9 million of such costs have already been incurred by AGLC.

FERC Rate Proceedings

TENNESSEE On January 29, 1997, the FERC issued an order denying requests for rehearing of the FERC's October 30, 1996 order approving Tennessee's rate case settlement. One party has sought judicial review of the FERC's orders approving the settlement, which therefore are not yet final.

TRANSCO On February 3, 1997, the FERC issued an order denying requests for rehearing of the FERC's November 1, 1996 order approving the partial settlement in Transcontinental Gas Pipe Line Corporation's (Transco) ongoing rate case. One petition for judicial review of the FERC's orders approving the settlement has been filed; therefore, the FERC's orders

                               Page 19 of 24 Pages
are not yet final. AGLC has submitted testimony in the consolidated hearing to address Transco's proposal to roll into its general system rates the costs associated with the Leidy Line and Southern expansion facilities. AGLC took no position with respect to Transco's roll-in proposal, but opposed Transco's proposal to allocate additional costs to a bundled storage service provided by Transco to AGLC and other customers.

ANR  PIPELINE   Several   parties  have  filed   exceptions   to  the  presiding
administrative law judge's January 10, 1997 initial decision in ANR's rate proceeding. The initial decision therefore is not yet final.

      AGLC cannot predict the outcome of these federal proceedings nor can it determine the ultimate effect, if any, such proceedings may have on AGLC.


The Energy Spring

      On January 8, 1997, the FERC issued an order authorizing The Energy Spring, Inc. to engage in wholesale electric power and energy transactions as a marketer.

                            State Regulatory Matters

      The 1997 session of the Georgia General Assembly passed legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system.

     Senate Bill 215 provides for a transition period leading to a condition of effective competition in the natural gas markets. An electing distribution company would unbundle all services to its natural gas customers, assign firm delivery capacity to certificated marketers selling the gas commodity and create a secondary transportation market for interruptible transportation capacity. Marketers, including unregulated affiliates of AGLC, would compete to sell natural gas to all customers at market-based prices. AGLC would continue to provide intrastate transportation of the gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. In addition, the Georgia Commission would continue to regulate safety, access and quality of service pursuant to an alternative form of regulation.

     The law provides for marketer standards and rules of business practice to ensure that the benefits of a competitive natural gas market are available to all customers on the AGLC system. It imposes an obligation to serve on marketers with a corresponding universal service fund which can also facilitate the extension of AGLC facilities in order to serve the public interest.

      In order to implement the new law, the Georgia Commission must undertake and complete several rulemakings by December 31, 1997. As these rules become effective the extent of and schedule for actions under the legislation by AGLC will evolve further.

      On May 21, 1996, the Georgia Commission adopted a Policy Statement following its November 20, 1995, Notice of Inquiry concerning changes in state regulatory guidelines to respond to trends toward increased competition in natural gas markets. Among other things, the Policy Statement sets up a distinction between competitive and natural monopoly services; favors performance-based regulation in lieu of traditional cost-of-service regulation; calls for unbundling interruptible service; directs the Georgia Commission's staff to develop standards of conduct for utilities and their marketing affiliates; and invites pilot programs for unbundling services to residential and small business customers.




                               Page 20 of 24 Pages

     Consistent  with  specific  goals  in  the  Georgia   Commission's   Policy
Statement, AGLC filed on June 10, 1996, the Natural Gas Service Provider Selection Plan (the Plan), a comprehensive plan for serving interruptible markets. The Plan proposes further unbundling of services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease its sales service function and the associated sales obligation for large customers; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan also includes proposed standards of conduct for utilities and utility marketing affiliates. The Georgia Commission granted AGLC's Motion for Continuance on January 30, 1997, moving the Georgia Commission to suspend the proceeding after a showing that all parties of record had expressed an interest in pursuing settlement discussions in lieu of rebuttal hearings. The hearing schedule remains suspended for settlement discussions currently in progress.

      AGLC supports both the Plan under consideration by the Georgia Commission and the new regulatory model contemplated by Senate Bill 215. AGLC currently makes no profit on the purchase and sale of gas because actual gas costs are passed through to customers under the purchased gas provisions of AGLC's rate schedules. Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGLC to cease its sales service function and the associated sales obligation would not adversely affect AGLC's ability to earn a return on its distribution system investment. Gas will be sold to all customers by numerous marketers, including nonregulated subsidiaries of AGL Resources.

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

      On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested increase likely will be suspended until November 1, 1997. During that time the TRA will complete a review of the requested increase and will hold public hearings on the request.

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

      AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the EPD with respect to four sites: Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obliged to investigate and, if necessary, remediate environmental impacts at the sites. AGLC developed a proposed CAP for the Griffin site, received conditional approval of the CAP, and has initiated corrective measures. Assessment activities are being conducted at Augusta and have been completed at Savannah. In addition, AGLC is in the process of conducting certain interim remedial measures at the Augusta MGP site. Those measures are expected to be implemented principally during fiscal 1997.



                               Page 21 of 24 Pages

      Second, AGLC's response to all Georgia sites is proceeding under Georgia's HSRA. AGLC submitted to EPD formal notifications pertaining to all of its owned MGP sites, and EPD had listed seven sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the state's HSI. EPD has not listed the Macon site on the HSI at this time. EPD has also listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, the four sites subject to consent orders are presumed to require corrective action; EPD will determine whether corrective action is required at the four remaining sites (Athens, Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted CSRs for the Athens, Brunswick and Rome MGP sites, and AGLC has concluded that these sites do not meet applicable risk reduction standards. Accordingly, some degree of response action is likely to be required at those sites.

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

      AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to AGLC's ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

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

      Initially, the 135-mile Cumberland pipeline will include existing pipeline infrastructure owned by the two companies. Projected to enter service by November 1, 2000, Cumberland will provide service to AGLC, Chattanooga and other markets throughout the eastern Tennessee Valley, northwest Georgia and northeast Alabama.



                               Page 22 of 24 Pages

      Affiliates of Transco and AGL Resources each will own 50% of the new pipeline company, and an affiliate of Transco will serve as operator. The project will be submitted to the FERC for approval in the fourth quarter of 1997.

      Effective February 1, 1997, Georgia Gas Service Company (Georgia Gas Service), a subsidiary of AGL Investments, acquired eight related companies (the Jordan Gas Propane Companies). The acquisition of the Jordan Gas Propane Companies is expected to increase the retail sales of Georgia Gas Service's propane operations from 7 million gallons annually to approximately 20 million gallons annually. As a result of the acquisition, Georgia Gas Service will serve approximately 38,000 customers in northwest Georgia and northern Alabama.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27 -  Financial Data Schedule.

         (b)  Reports on Form 8-K.

              None.


           (The remainder of this page was intentionally left blank.)

                               Page 23 of 24 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             AGL Resources Inc.
                                                                (Registrant)



Date  May 14, 1997                 /s/ David R. Jones
                                       David R. Jones
                                   President and Chief Executive Officer


Date  May 14, 1997                 /s/ J. Michael Riley
                                       J. Michael Riley
                                   Vice President  and Chief  Financial Officer
                                   (Principal Accounting and Financial Officer)







                               Page 24 of 24 Pages