Form 10-Q
period 1997-06-30
AGL RESOURCES INC
filed 1997-08-14
CIK 1004155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997


Commission      Registrant; State of Incorporation;     I.R.S. Employer
File Number     Address; and Telephone Number           Identification  Number

1-14174         AGL RESOURCES INC.                      58-2210952
                (A Georgia Corporation)
                303 PEACHTREE STREET, NE
                ATLANTA, GEORGIA  30308
                404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.


Common Stock, $5.00 Par Value
Shares Outstanding at June 30, 1997 .................................56,456,402

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1997


                                Table of Contents

Item                                                                       Page
Number                                                                   Number


                 PART I -- FINANCIAL INFORMATION

     1           Financial Statements

                     Condensed Consolidated Income Statements                 3
                     Condensed Consolidated Balance Sheets                    4
                     Condensed Consolidated Statements of Cash Flows          6

                     Notes to Condensed Consolidated Financial Statements     7

     2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                          13


                 PART II -- OTHER INFORMATION

     1           Legal Proceedings                                           21

     5           Other Information                                           21

     6           Exhibits and Reports on Form 8-K                            26

                                     SIGNATURES                              27

                               Page 2 of 27 Pages

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AGL RESOURCES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS, NINE MONTHS AND TWELVE MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                        (MILLIONS, EXCEPT PER SHARE DATA)


                                               Three Months         Nine Months          Twelve Months
                                          ----------------- --------------------- ---------------------
                                              1997     1996       1997       1996       1997       1996
-------------------------------------------------------------------------------------------------------
Operating Revenues ....................   $  216.7 $  241.6 $  1,093.0 $  1,054.3 $  1,267.3 $  1,163.7
Cost of Gas ...........................      117.5    141.1      664.3      640.5      749.3      669.8
-------------------------------------------------------------------------------------------------------
Operating Margin ......................       99.2    100.5      428.7      413.8      518.0      493.9
-------------------------------------------------------------------------------------------------------
Other Operating Expenses ..............       84.1     83.1      264.4      257.1      345.7      339.7
-------------------------------------------------------------------------------------------------------
Operating Income ......................       15.1     17.4      164.3      156.7      172.3      154.2
-------------------------------------------------------------------------------------------------------
Other Income ..........................        2.3      2.2        8.4        9.4       11.0        8.9
-------------------------------------------------------------------------------------------------------
Income Before Interest and Income Taxes       17.4     19.6      172.7      166.1      183.3      163.1
-------------------------------------------------------------------------------------------------------
Interest Expense and Preferred Stock
   Dividends
      Interest expense ................       12.5     11.7       39.8       36.9       52.0       47.9
      Dividends on preferred stock
        of subsidiaries ...............        1.5      1.1        3.7        3.3        4.8        4.4
-------------------------------------------------------------------------------------------------------
          Total interest expense and
              preferred stock dividends       14.0     12.8       43.5       40.2       56.8       52.3
-------------------------------------------------------------------------------------------------------
Income Before Income Taxes ............        3.4      6.8      129.2      125.9      126.5      110.8
-------------------------------------------------------------------------------------------------------
Income Taxes ..........................        2.0      3.2       49.2       48.2       48.6       43.9
-------------------------------------------------------------------------------------------------------
Net Income ............................   $    1.4 $    3.6 $     80.0 $     77.7 $     77.9 $     66.9
=======================================================================================================

Earnings Per Share of Common Stock        $   0.03 $   0.06 $     1.43 $     1.41 $     1.40 $     1.21

Cash Dividends Paid Per Share of
      Common Stock                        $   0.27 $  0.265 $     0.81 $   0.795  $    1.075 $    1.055

Weighted Average Number of Common
      Shares Outstanding                      56.2     55.4       56.0      55.2        55.9       55.1




            See notes to condensed consolidated financial statements.

                               Page 3 of 26 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)

                                                                             September
                                                                June 30,           30,
                                                      --------------------- ----------
                                                            1997       1996       1996
ASSETS                                                         (Unaudited)
--------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents ...................   $      4.3 $      2.2 $      8.7
      Receivables (less allowance for uncollectible
          accounts of $4.8 at June 30, 1997, $3.2
          at June 30, 1996, and $2.7 at September
          30, 1996) ...............................        124.2      131.2       93.6
      Inventories
          Natural gas stored underground ..........         95.4       72.7      144.0
          Liquefied natural gas ...................         15.1        9.7       16.8
          Materials and supplies ..................          7.8        8.4        8.1
          Other ...................................          4.3        1.4        3.0
      Deferred purchased gas adjustment ...........          9.0                   4.7
      Other .......................................          9.3       10.1       10.3
--------------------------------------------------------------------------------------
          Total current assets ....................        269.4      235.7      289.2
--------------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant ...............................      2,041.5    1,999.2    1,969.0
      Less accumulated depreciation ...............        638.7      619.3      607.8
--------------------------------------------------------------------------------------
          Utility plant - net .....................      1,402.8    1,379.9    1,361.2
--------------------------------------------------------------------------------------
      Nonutility property .........................        105.5       16.4       80.5
      Less accumulated depreciation ...............         29.7        5.5       26.3
--------------------------------------------------------------------------------------
          Nonutility property - net ...............         75.8       10.9       54.2
--------------------------------------------------------------------------------------
          Total property, plant and equipment - net      1,478.6    1,390.8    1,415.4
--------------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs ....         44.4       36.0       38.0
      Investment in joint ventures - net ..........         33.9       35.9       35.5
      Unrecovered integrated resource plan costs ..          4.5        9.5       10.0
      Other .......................................         45.7       34.9       36.6
--------------------------------------------------------------------------------------
          Total deferred debits and other assets ..        128.5      116.3      120.1
--------------------------------------------------------------------------------------
Total Assets ......................................   $  1,876.5 $  1,742.8 $  1,824.7
======================================================================================


            See notes to condensed consolidated financial statements.

                               Page 4 of 26 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (MILLIONS, EXCEPT PAR VALUE DATA)

                                                                        September
                                                          June 30,            30,
                                                 --------------------- ----------
                                                       1997       1996       1996
LIABILITIES AND CAPITALIZATION                           (Unaudited)
---------------------------------------------------------------------------------
Current Liabilities
      Accounts payable-trade .................   $     65.7 $     70.0 $     73.7
      Short-term debt ........................         33.5       71.9      152.0
      Customer deposits ......................         29.1       27.8       27.8
      Interest ...............................         18.9       17.6       25.7
      Taxes ..................................         33.3       28.2       16.0
      Redemption requirements on
         preferred stock .....................         14.3        0.3        0.3
      Deferred purchased gas adjustment ......                     3.4
      Other ..................................         29.6       27.7       27.0
---------------------------------------------------------------------------------
          Total current liabilities ..........        224.4      246.9      322.5
---------------------------------------------------------------------------------
Accumulated Deferred Income Taxes ............        180.8      150.0      168.5
---------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response
         costs ...............................         31.3       28.6       30.4
      Accrued postretirement benefits
         costs ...............................         36.7       34.7       36.2
      Deferred credits .......................         62.1       62.6       60.9
      Accrued pension costs ..................                     4.9        4.9
---------------------------------------------------------------------------------
          Total long-term liabilities ........        130.1      130.8      132.4
---------------------------------------------------------------------------------
Capitalization
      Long-term debt .........................        584.5      554.5      554.5
      Preferred stock of subsidiary,
          cumulative $100 par or stated
          value, shares issued and outstanding
          of 0.6 at June 30, 1997, June 30,
          1996, and September 30, 1996 .......         44.5       58.5       58.5
      Subsidiary obligated mandatorily
          redeemable preferred securities ....         74.3
      Common stock, $5 par value, shares
          issued and outstanding of 56.5
          at June 30, 1997, 55.5 at June 30,
          1996, and 55.7 at September 30, 1996        637.9      602.1      588.3
---------------------------------------------------------------------------------
          Total capitalization ...............      1,341.2    1,215.1    1,201.3
---------------------------------------------------------------------------------
Total Liabilities and Capitalization .........   $  1,876.5 $  1,742.8 $  1,824.7
=================================================================================



            See notes to condensed consolidated financial statements.

                               Page 5 of 26 Pages

                      AGL RESOURCES INC. AND SUBISIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE NINE MONTHS AND TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (MILLIONS)


                                                            Nine Months        Twelve Months
                                                       ------------------  ------------------
                                                           1997      1996      1997      1996
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income ...................................   $   80.0  $   77.7  $   77.9  $   66.9
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization ............       53.3      49.8      70.1      65.0
          Deferred income taxes ....................       10.6      11.2      24.5      19.7
          Non-cash compensation expense ............        2.5       2.4       2.8       2.7
          Noncash restructuring costs ..............                                      1.0
          Other ....................................       (1.8)     (1.7)     (2.5)     (2.2)
      Changes in certain assets and liabilities, net
          of effects from acquisition of businesses        14.0     (33.9)    (34.8)    (92.8)
---------------------------------------------------------------------------------------------
            Net cash flow from operating
              activities ...........................      158.6     105.5     138.0      60.3
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses ........        1.1       1.4       1.4       1.7
      Short-term borrowings, net ...................     (118.5)     20.9     (38.4)     71.9
      Sale of long-term debt .......................       30.0                30.0
      Sale of preferred securities, net of expenses        74.3                74.3
      Dividends paid on common stock ...............      (37.9)    (36.7)    (50.2)    (48.5)
---------------------------------------------------------------------------------------------
            Net cash flow from financing
              activities ...........................      (51.0)    (14.4)     17.1      25.1
---------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures ...................      (94.5)    (91.3)   (135.3)   (129.4)
      Cash received from joint ventures ............        1.9                 2.5
      Investment in joint ventures .................       (0.9)     (0.9)     (1.5)    (33.5)
      Nonutility property expenditures .............      (17.9)      0.3     (17.9)      0.8
      Other ........................................       (0.6)     (0.7)     (0.8)      0.5
---------------------------------------------------------------------------------------------
            Net cash flow from investing
              activities ...........................     (112.0)    (92.6)   (153.0)   (161.6)
---------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and
              cash equivalents .....................       (4.4)     (1.5)      2.1     (76.2)
            Cash and cash equivalents
              at beginning of period ...............        8.7       3.7       2.2      78.4
---------------------------------------------------------------------------------------------
            Cash and cash equivalents
              at end of period .....................   $    4.3  $    2.2  $    4.3  $    2.2
=============================================================================================
Cash Paid During the Period for
      Interest .....................................   $   46.9  $   44.9  $   51.2  $   49.0
      Income taxes .................................   $   19.3  $   13.3  $   28.3  $   18.2


            See notes to condensed consolidated financial statements.

                               Page 6 of 26 Pages

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

           AGL Resources engages in utility activities through AGLC and its wholly owned subsidiary, Chattanooga. Unless noted specifically or otherwise required by the context, references to AGLC or the utility include the operations and activities of AGLC and Chattanooga. AGL Resources engages in nonregulated business activities through AGL Energy Services, Inc. (AGL Energy Services), a gas supply services company; AGL Investments, Inc. (AGL Investments), which develops and manages certain nonregulated business opportunities; The Energy Spring, Inc. (Energy Spring), a retail energy marketing company; and their subsidiaries. AGL Resources Service Company (Service Company), provides corporate support services to AGL Resources and its subsidiaries.

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


                               Page 7 of 27 Pages

      AGLC for the fiscal years ended September 30, 1996 and 1995. Certain 1996 amounts have been reclassified for comparability with 1997 amounts.

3.   Earnings

           AGL Resources' principal business is the distribution of natural gas to customers in central, northwest, northeast and southeast Georgia and the Chattanooga, Tennessee area through its natural gas distribution subsidiary, AGLC. Since consumption of natural gas is dependent to a large extent on weather, the majority of AGL Resources' income is realized during the winter months. Earnings for three-month and nine-month periods are not indicative of the earnings for a twelve-month period.

           On October 3, 1995, AGLC implemented revised firm service rates pursuant to an order on rehearing of the rate design issues of AGLC's 1993 rate case that was issued by the Georgia Public Service Commission (Georgia Commission) on September 25, 1995. Although neutral with respect to total annual margins, the new rates shift margins from heating months (November - March) into non-heating months, thereby affecting the comparisons of earnings for the twelve-month periods ended June 30, 1997 and 1996.

4.   Environmental Matters - AGLC

           AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but which may have been associated with the operation of MGPs by AGLC or its predecessors. There are also three sites in Florida which have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party. In that regard, AGLC has learned that the U. S. Environmental Protection Agency (EPA) has conducted an Expanded Site Investigation at the former MGP site in Sanford, Florida and has concluded that MGP impacts are present in a nearby lake. The consequences of this finding have not been determined.

           AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the Georgia Environmental Protection Division (EPD) with respect to four sites:
     Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obligated to investigate and, if necessary, remediate environmental impacts at the sites. AGLC has completed soil remediation at the Griffin site and expects to monitor groundwater for three to six years. Assessment activities are being conducted at Augusta and have been completed at
     Savannah. Those assessment activities are expected to be completed principally during fiscal 1997. In addition, AGLC has completed removal of the gas storage holder at the Augusta site.

           Second, AGLC's response to all Georgia sites is proceeding under Georgia's Hazardous Site Response Act (HSRA). AGLC submitted to EPD formal notifications relating to all of its nine owned MGP sites, and EPD had listed seven of those sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the Hazardous Site Inventory (HSI). EPD has not listed the Macon site on the HSI at this time. EPD also has listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, EPD has determined the four sites subject to consent orders require corrective action; EPD also has determined the Athens site requires corrective action and will determine whether corrective action is required at the three remaining sites (Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted to EPD Compliance Status Reports
     (CSRs) for the Brunswick and Rome MGP sites, and AGLC has concluded that some degree of response action is likely to be required at those sites.

                               Page 8 of 27 Pages

           AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $31.3 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $117.3 million. Those estimates have been adjusted from the September 30, 1996 estimates to reflect settlements of property damage claims at certain sites. AGLC cannot at this time determine the range of costs that may be associated with investigation and cleanup of the lake near the Sanford MGP site, which costs may be material. Accordingly, the foregoing estimated range now excludes those costs and reflects only AGLC's current estimate of the range of costs for which cost recovery claims against AGLC are reasonably likely. In addition, those costs do not include other expenses, such as property damage claims and natural resource damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $31.3 million to $117.3 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded on the financial statements.

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

           Second, AGLC is seeking recovery of appropriate costs from its insurers and other potentially responsible parties. With respect to its insurers, AGLC filed a declaratory judgment action against 23 of its insurance companies in 1991. After the trial court entered a judgment adverse to AGLC and AGLC appealed that ruling, the Eleventh Circuit Court of Appeals held that the case did not present a case or controversy when filed, and the case was remanded with instructions to dismiss. Since the Eleventh Circuit's decision, AGLC has settled with, or is close to settlement with, most of the major insurers. AGLC has not determined what actions it will take with respect to non-settling insurers.

5.   Competition - AGLC

           AGLC competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to supply gas to interruptible customers who might seek to bypass its distribution system.

           AGLC can price distribution services to interruptible customers four ways. First, multiple rates are established under the rate schedules of AGLC's tariff approved by the Georgia Commission. If an existing tariff rate does not produce a price competitive with a customer's relevant competitive alternative, three alternate pricing mechanisms exist:
     Negotiated  Contracts,  Interruptible  Transportation and Sales Maintenance
     (ITSM) discounts, and Special Contracts.

                               Page 9 of 27 Pages

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

           Pursuant to the approved settlement, AGLC has filed and is providing service pursuant to 50 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGLC and seven interruptible customers.

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

                              Page 10 of 27 Pages

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

           In order to implement the new law, the Georgia Commission must undertake and complete several rulemakings by December 31, 1997. As the process of considering and adopting these rules progresses, the extent of and schedule for actions under the legislation by AGLC will evolve further.

           Currently, in accordance with Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71), AGLC has recorded regulatory assets and liabilities which represent regulator-approved deferrals resulting from the ratemaking process. Recently, the staff of the Securities and Exchange Commission has questioned the continued applicability of SFAS 71 to portions of the business of three California utilities, as a result of legislation recently enacted in California. The Emerging Issues Task Force (EITF) held discussions of this issue at its July 1997 meeting. The EITF concluded that once legislation is passed to deregulate a segment of a utility and that legislation includes sufficient detail for the enterprise to determine how the transition plan will affect that segment, SFAS 71 should be discontinued for that segment of the utility. The state of Georgia has enacted legislation (Senate Bill 215) which allows deregulation of the merchant function and unbundling of certain ancillary services of local gas distribution companies. Each local gas company within the state may elect to be subject to Senate Bill 215 or continue to be regulated in the traditional manner. Under either scenario, the rates to transport natural gas through the intrastate pipe system of the local gas distribution company will be regulated by the Georgia Commission. Since the activities associated with AGLC's SFAS 71 regulatory assets and liabilities continue to be regulated, AGLC has concluded that the continued application of SFAS 71 remains appropriate.

           On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates has been suspended until November 1, 1997. A schedule for hearings has not yet been established by the TRA.

                              Page 11 of 27 Pages

6.   Accounting Developments

           In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (SFAS 128), which establishes standards for computing and presenting earnings per share. AGL Resources will adopt SFAS 128 in the first quarter of fiscal year 1998.

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). AGL Resources will adopt SFAS 130 and SFAS 131 in fiscal year 1999. SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

           Management does not expect these new pronouncements to have a significant impact on the presentation of AGL Resources' consolidated financial statements.


           (The remainder of this page was intentionally left blank.)

                              Page 12 of 27 Pages

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

                           Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides for the use of cautionary statements accompanying forward looking statements. Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward looking statements concerning, among other things, estimated costs of environmental remediation, deregulation and restructuring costs. The future results for AGL Resources generally may be affected by many factors, among which are uncertainty as to the regulatory issues, both state and federal, and uncertainty with regard to environmental issues and competitive issues in general.

                              Results of Operations

Three-Month Periods Ended June 30, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the three-month period ended June 30, 1997, compared with the same period in 1996.

      Operating revenues decreased 10.3% for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to decreased volumes of gas sold as a result of a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. The utility's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, earnings are not affected. The decrease in operating revenues was offset partly by increased operating revenues attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997. See Part II, Item 5, "Other Information" in this Form 10-Q.

      Cost of gas decreased 16.7% for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to decreased volumes of gas sold to utility customers principally as a result of a shift by certain interruptible customers from interruptible sales to transportation service. The decrease in the cost of gas was offset partly by increased cost of gas attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997. See Part II, Item 5, "Other Information" in this Form 10-Q.

      Operating margin decreased 1.3% for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to decreased volumes of gas sold and transported to utility customers. The decrease in operating margin was offset partly by increased operating margin attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997.See Part II, Item 5, "Other Information" in this Form 10-Q.

                              Page 13 of 27 Pages

      Operating expenses increased 1.2% for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased operating expenses attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997. See Part II, Item 5, "Other Information" in this Form 10-Q.

      Interest expense increased $0.8 million for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased amounts of long-term and short-term debt outstanding during the period.

      Dividends on preferred stock of subsidiaries increased $0.4 million for the three-month period ended June 30, 1997, compared to the same period in 1996 primarily due to dividend requirements related to the issuance of $75 million principal amount of subsidiary obligated mandatorily redeemable preferred securities in June 1997 (Capital Securities), as more fully described below within the caption "Financial Condition."

      Income taxes decreased $1.2 million for the three-month period ended June 30, 1997, compared with the same period in 1996 primarily due to decreased taxable income.

      Net income for the three-month period ended June 30, 1997, was $1.4 million, compared with net income of $3.6 million for the same period in 1996. Earnings per share of common stock were $0.03 for the three-month period ended June 30, 1997, compared with earnings per share of $0.06 for the same period in 1996. The decreases in net income and earnings per share were primarily due to
(1) decreased operating margin and (2) increased interest expense and preferred dividend requirements.

Nine-Month Periods Ended June 30, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the nine-month period ended June 30, 1997, compared with the same period in 1996.

      Operating revenues increased 3.7% for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) increased operating revenues attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997 (See Part II, Item 5, "Other Information" in this Form 10-Q) and
(2) growth in the number of utility customers served. The increase in operating revenues was offset partly by (1) decreased volumes of gas sold as a result of weather that was 24.7% warmer that during the same period in 1996 and (2) a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. The utility's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas, therefore, earnings are not affected.

      Cost of gas increased 3.7% for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) increased cost of gas attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997 (See Part II, Item 5, "Other Information" in this Form 10-Q) and (2) an increase in the cost of gas purchased for utility system supply. The increase in cost of gas was offset partly by (1) decreased volumes of gas sold to utility customers as a result of weather that was 24.7% warmer than during the same period in 1996 and
(2) a shift by certain interruptible customers from interruptible sales to transportation service. The utility balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of utility gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

                              Page 14 of 27 Pages

      Operating margin increased 3.6% for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) growth in the number of utility customers served and (2) operating margin attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997. See Part II, Item 5, "Other Information" in this Form 10-Q. WNARs approved by the Georgia Commission and the TRA stabilized the utility's margin at the level which would occur with normal weather for the nine-month periods ended June 30, 1997, and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

      Operating expenses increased 2.8% for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased (1) operating expenses attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997 (See Part II, Item 5, "Other Information" in this Form 10-Q), (2) uncollectible accounts expense and (3) depreciation expense recorded as a result of increased depreciable property. The increase in operating expenses was offset partly by decreased (1) outside services employed and (2) informational advertising expense.

      Other income decreased $1 million for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) decreased income from a gas marketing joint venture and (2) start-up losses associated with a power marketing joint venture entered into in August, 1996. The decrease in other income was offset partly by (1) the recovery from utility customers of carrying costs not included in base rates related to storage gas inventories,
(2) the recovery from utility customers of carrying costs attributable to an increase in underrecovered deferred purchased gas costs and (3) recoveries of environmental response costs from insurance carriers and third parties.

      Interest expense increased 7.9% for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding during the period.

      Dividends on preferred stock of subsidiaries increased $0.4 million for the nine-month period ended June 30, 1997, compared to the same period in 1996 primarily due to dividend requirements related to the issuance of $75 million principal amount of Capital Securities in June 1997 as more fully described below within the caption "Financial Condition."

      Income taxes increased $1 million for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased taxable income.

      Net income for the nine-month period ended June 30, 1997, was $80 million, compared with net income of $77.7 million for the same period in 1996. Earnings per share of common stock were $1.43 for the nine-month period ended June 30, 1997, compared with earnings per share of $1.41 for the same period in 1996. The increases in net income and earnings per share were primarily due to increased operating margin. The increases in net income and earnings per share were offset partly by (1) increased operating expenses, (2) increased interest expense and preferred dividend requirements and (3) decreased other income.

Twelve-Month Periods Ended June 30, 1997 and 1996

      Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended June 30, 1997, compared with the same period in 1996.

      Operating revenues increased 8.9% for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) increased operating revenues attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997 (See Part

                               Page 15 of 27 Pages

II, Item 5, "Other Information" in this Form 10-Q), (2) an increase in the cost of gas recovered from customers under the purchased gas provisions of the utility's rate schedules, as explained in the following paragraph, and (3) growth in the number of utility customers served. The increase in operating revenues was offset partly by (1) decreased volumes of gas sold as a result of weather that was 25.2% warmer than during the same period in 1996 and (2) a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. The utility's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, earnings are not affected.

      Cost of gas increased 11.9% for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) increased cost of gas attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997 (See Part II, Item 5, "Other Information" in this Form 10-Q) and (2) an increase in the cost of gas purchased for utility system supply. The increase in cost of gas was offset partly by (1) decreased volumes of gas sold to utility customers as a result of weather that was 25.2% warmer than during the same period in 1996 and (2) a shift by certain interruptible customers from interruptible sales to transportation service. The utility balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Underrecoveries or overrecoveries of utility gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income.

      Operating margin increased 4.9% for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) revised firm service rates, effective October 3, 1995, which shift margins from heating months into non-heating months (see Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q) and (2) growth in the number of utility customers served. WNARs approved by the Georgia Commission and the TRA stabilized the utility's margin at the level which would occur with normal weather for the twelve-month periods ended June 30, 1997, and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

      Operating expenses increased 1.8% for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased (1) uncollectible accounts expense, (2) depreciation expense recorded as a result of increased depreciable property, (3) expenses related to AGLC's Integrated Resource Plan (IRP) which are recovered through an IRP cost recovery rider approved by the Georgia Commission, (4) injuries and damages expense and (5) franchise expenses which are recovered through a Franchise Recovery Rider approved by the Georgia Commission. AGLC balances IRP and franchise expenses which are included in operating expenses with revenues collected under the riders, thereby eliminating the effect that recovery of IRP and franchise expenses would otherwise have on net income. Operating expenses excluding IRP and franchise expenses increased 1.3%. The increase in operating expenses was offset partly by decreased outside services employed.

      Other income increased $2.1 million for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to (1) the recovery from utility customers of carrying costs attributable to an increase in underrecovered purchased gas costs, (2) recoveries of environmental response costs from insurance carriers and third parties and (3) the recovery from utility customers of carrying costs not included in base rates related to storage gas inventories. The increase in other income was offset partly by (1) decreased income from a gas marketing joint venture and (2) start-up losses associated with a power marketing joint venture entered into in August, 1996.

      Interest expense increased 8.6% for the twelve-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased amounts of short-term and long-term debt outstanding during the period.

                              Page 16 of 27 Pages

      Dividends on preferred stock of subsidiaries increased $0.4 million for the twelve-month period ended June 30, 1997, compared to the same period in 1996 primarily due to dividend requirements related to the issuance of $75 million principal amount of Capital Securities in June 1997 as more fully described below within the caption "Financial Condition."

      Income taxes increased $4.7 million for the nine-month period ended June 30, 1997, compared with the same period in 1996 primarily due to increased taxable income.

      Net income for the twelve-month period ended June 30, 1997, was $77.9 million, compared with net income of $66.9 million for the same period in 1996. Earnings per share of common stock were $1.40 for the twelve-month period ended June 30, 1997, compared with earnings per share of $1.21 for the same period in 1996. The increases in net income and earnings per share were primarily due to increased (1) operating margin and (2) other income. The increases in net income and earnings per share were offset partly by (1) increased operating expenses and (2) increased interest expense and preferred dividend requirements.

                               Financial Condition

      AGL Resources' primary gas utility business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to June 30 as a result of colder weather. The utility also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $30.6 million and inventory of gas stored underground and liquefied natural gas decreased $50.3 million during the nine-month period ended June 30, 1997. Accounts payable decreased $8 million during the nine-month period ended June 30, 1997, primarily due to a $7 million decrease in accounts payable to gas suppliers.

      Accounts receivable decreased $7 million from June 30, 1996 to June 30, 1997, primarily due to decreased operating revenues. Inventory of gas stored underground and liquefied natural gas increased $28.1 million from June 30, 1996 to June 30, 1997, primarily due to decreased volumes of gas withdrawn from storage as a result of weather that was 25.2% warmer during the twelve-month period ended June 30, 1997, compared with the same period in 1996. Accounts payable decreased $4.3 million from June 30, 1996 to June 30, 1997, primarily due to a $5.8 million decrease in accounts payable to gas suppliers.

      The purchasing practices of AGLC are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly (Gas Supply Plan Legislation). The Gas Supply Plan Legislation establishes procedures for review and approval, in advance, of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGLC's approved Gas Supply Plan for fiscal year 1997, gas supply purchases are being recovered under the purchased gas provisions of AGLC's rate schedules. The plan also allows recovery from the customers of AGLC of Federal Energy Regulatory Commission's (FERC) Order No. 636 transition costs that are currently being charged by AGLC's pipeline suppliers. See Part II, Item 5, "Other Information - Federal Regulatory Matters - Order No. 636," in this Form 10-Q.

      AGLC currently estimates that its portion of transition costs resulting from the FERC Order No. 636 restructuring proceedings from all of its pipeline suppliers, that have been filed to be recovered to date, could be as high as approximately $105 million. This estimate assumes that the restructuring settlement of Southern Natural Gas Company (Southern) approved by FERC is not overturned on judicial review and that FERC does not alter its gas supply realignment (GSR) cost recovery policies on rehearing of its Order No. 636-C. Although some filings by AGLC's pipeline suppliers have been finally approved by FERC, other such filings are pending final FERC approval, and the transition costs are being collected subject to refund. Approximately $90.4 million of such costs

                              Page 17 of 27 Pages
have been incurred by AGLC as of June 30, 1997, recovery of which is provided under the purchased gas provisions of AGLC's rate schedules. For further discussion of the effects of FERC Order No. 636 on AGLC, see Part II, Item 5, "Other Information - Federal Regulatory Matters" of this Form 10-Q.

      On August 1, 1997, AGLC filed its Gas Supply Plan for the twelve-month period beginning October 1, 1997, which consists of gas supply, transportation and storage options designed to provide reliable service to firm customers at the best cost. The proposed plan is similar to the plan currently in effect. The Georgia Commission may approve the entire supply portfolio contained in the proposed 1998 Gas Supply Plan, modify the proposed plan or adopt a plan of its own. A Georgia Commission decision is scheduled for September 12, 1997. Since the passage of Gas Supply Plan Legislation, the Georgia Commission has consistently approved AGLC's proposed supply portfolio.

      Additionally, the proposed 1998 Gas Supply Plan contains a gas supply incentive mechanism for off-system sales that is consistent with the incentive mechanism in Senate Bill 215 (the Natural Gas Competition and Deregulation Act) and an expanded hedging program. Under the plan, firm service customers and shareholders would share revenues in excess of the costs of the sale and the actual cost of the sale would be passed through to firm service customers under the purchased gas adjustment provisions (PGA) of AGLC's rate schedules. The financial results of all hedging activities are passed through to firm service customers under the PGA and, accordingly, there is no earnings impact as a result of the hedging program.

      As noted above, AGLC recovers the cost of gas under the purchased gas provisions of its rate schedules. AGLC was in an underrecovery position of $9 million as of June 30, 1997, an overrecovery position of $3.4 million as of June 30, 1996, and an underrecovery position of $4.7 million as of September 30, 1996. Under the provisions of the utility's rate schedules, any underrecoveries or overrecoveries of purchased gas costs are included in current assets or liabilities and have no effect on net income.

      The expenditures for plant and other property totaled $112.4 million and $153.2 for the nine-month and twelve-month periods ended June 30, 1997. Effective February 1, 1997, Georgia Gas Service Company, a subsidiary of AGL Investments, acquired eight related companies engaged in the retail sale and delivery of propane gas. Effective June 12, 1997, Georgia Gas Service Company acquired a retail propane distribution company headquartered in Blairsville, Georgia through the issuance of common stock. See Part II, Item 5, "Other Information" in this Form 10-Q. Those acquisitions were accounted for using the purchase method of accounting.

      Service Company was formed during fiscal 1996 to provide corporate support services to AGL Resources and its subsidiaries. The transfer of related assets and accumulated deferred income tax liabilities from AGLC to Service Company and other nonregulated subsidiaries was effected through noncash dividends of $34.3 million during the fourth quarter of fiscal 1996 and $4.8 million during the first quarter of fiscal 1997. As a result of those noncash dividends, utility plant-net decreased and nonutility property-net decreased by approximately $48.4 million.

      AGLC has accrued liabilities of $31.3 million as of June 30, 1997, $28.6 million as of June 30, 1996, and $30.4 million as of September 30, 1996, for estimated future expenditures covering investigation and remediation of MGP sites which are expected to be made over a period of several years. The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined in Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, pursuant to the ERCRR. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation

                              Page 18 of 27 Pages
associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

      In June 1997, AGL Resources formed AGL Capital Trust, a Delaware business trust (the Trust), of which AGL Resources owns all of the common voting securities. The Trust issued and sold to certain initial investors 8.17% Capital Securities (liquidation amount $1,000 per Capital Security), the proceeds of which were used to purchase 8.17% Junior Subordinated Deferrable Interest Debentures, due June 1, 2037, from AGL Resources. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated
Debentures on the stated maturity date of June 1, 2037, upon the earlier occurrence of certain events or upon the optional prepayment by AGL Resources on or after June 1, 2007. AGL Resources has fully and unconditionally guaranteed all of the Trust's obligations with respect to the Capital Securities. Net proceeds to AGL Resources from the sale of the Junior Subordinated Debentures of approximately $74 million was used to repay short-term debt and for other corporate purposes.

      In July 1997, AGLC called for the redemption on August 15, 1997, of its 4.5% Cumulative Preferred Stock, 4.72% Cumulative Preferred Stock, 5% Cumulative Preferred Stock, 7.84% Cumulative Preferred Stock, and 8.32% Cumulative Preferred Stock at the current call price in effect for each issue. Accordingly, a current liability associated with those redemptions of $14.3 million is recorded in the financial statements.

      Long-term debt outstanding increased $30 million during the nine-month and twelve-month periods ended June 30, 1997, as a result of the issuance by AGLC of $30 million in principal amount of Medium-Term Notes Series C, in November 1996. The notes were issued under a registration statement filed with the Securities and Exchange Commission in September 1993 covering the periodic offer and sale of up to $300 million in principal amount of Medium-Term Notes, Series C. As of June 30, 1997, AGLC had issued $224.5 million in principal amount of Medium-Term Notes Series C, with maturity dates ranging from ten to 30 years and with interest rates ranging from 5.9% to 7.2%. Net proceeds from the issuance of Medium-Term Notes were used to fund capital expenditures, to repay short-term debt and for other corporate purposes. During July 1997, the remaining $75.5 million principal amount of Medium Term Notes Series C were issued, with maturity dates ranging from 20 to 30 years and with interest rates ranging from 7.2% to 7.3%. Net proceeds from that issuance will be used to repay short-term debt and for other corporate purposes.

      Short-term debt decreased $118.5 million and $38.4 million for the nine-month and twelve-month periods ended June 30, 1997, respectively, primarily due to the issuance of Capital Securities and long-term debt.

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

                              Page 19 of 27 Pages

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

      The 1997 session of the Georgia General Assembly enacted legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

      On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates has been suspended until November 1, 1997. A schedule for hearings has not yet been established by the TRA.

                             Accounting Developments

      In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (SFAS 128), which establishes standards for computing and presenting earnings per share. AGL Resources will adopt SFAS 128 in the first quarter of fiscal year 1998.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). AGL Resources will adopt SFAS 130 and SFAS 131 in fiscal year 1999. SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

      Management does not expect these new pronouncements to have a significant impact on the presentation of AGL Resources' consolidated financial statements.



           (The remainder of this page was intentionally left blank.)

                              Page 20 of 27 Pages

                          PART II -- OTHER INFORMATION


      "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and should be read in conjunction therewith.

Item 1.    Legal Proceedings
           See Item 5.

Item 5.    Other Information

                           Federal Regulatory Matters

Order No. 636

      On May 12, 1997, the United States Supreme Court denied petitions for certiorari filed by AGLC and others challenging the ruling of the United States Court of Appeals for the District of Columbia Circuit in United Distribution Cos. v. FERC that FERC has authority over capacity release by local distribution companies.

      AGLC currently estimates that its portion of transition costs (which include unrecovered gas costs, GSR costs and various stranded costs resulting from unbundling of interstate pipeline sales service) from all of its pipeline suppliers filed with the FERC to date to be recovered could be as high as approximately $105.1 million. AGLC's estimate is based on the most recent estimates of transition costs filed by its pipeline suppliers with the FERC, and assumes that the restructuring settlement agreement of Southern approved by FERC is not overturned on judicial review and that FERC does not alter its GSR recovery policies on rehearing of its Order 636-C. Although some filings by AGLC's pipeline suppliers have been finally approved by FERC, other such filings are pending final FERC approval. Approximately $90.4 million of transition costs have been incurred by AGLC as of June 30, 1997, and are being recovered from customers under the purchased gas provisions of AGLC's rate schedules. Details concerning the status of the Order No. 636 restructuring proceedings involving the pipelines that serve AGLC directly are set forth below.

SOUTHERN GSR Cost Recovery Proceeding. Southern continues to make quarterly and monthly transition cost filings to recover costs from contesting parties to the settlement, and the FERC has ordered that such costs may be recovered by Southern, subject to the outcome of a hearing for contesting parties. However, since AGLC is a consenting party, its GSR and other transition cost charges are in accordance with Southern's restructuring settlement. Assuming the FERC's approval of the settlement is upheld on judicial review, AGLC's share of Southern's transition costs is estimated to be $86.9 million. This estimate would not be affected by the remand of Order No. 636, unless FERC's approval of the settlement is not upheld on judicial review. As of June 30, 1997, $78 million of such costs have already been incurred by AGLC.

TENNESSEE GSR Cost Recovery Proceeding. FERC's April 16, 1997 order approving the restructuring settlement between Tennessee Gas Pipeline Company (Tennessee) and its customers became final when no party sought rehearing within the statutory period. As a consequence, Tennessee's recovery of GSR costs from AGLC is now pursuant to the settlement. AGLC's estimated liability for GSR costs as a result of the settlement is approximately $13 million. As of June 30, 1997, $6.7 million of such costs have already been incurred by AGLC.

                              Page 21 of 27 Pages

FERC Rate Proceedings

TRANSCO The consolidated hearing to address the proposal of Transcontinental Gas Pipe Line Corporation (Transco) to roll into its general system rates the costs associated with the Leidy Line and Southern expansion facilities has concluded, and the matter currently is pending briefing by the parties and an initial decision by the administrative law judge. AGLC has submitted testimony in Transco's current rate case to advocate the creation of a balancing charge on Transco's system.

Arcadian

      On May 20, 1997, the United States Court of Appeals for the Eleventh Circuit issued an order consolidating the various appeals filed by AGLC and others of the FERC's orders in Arcadian Corp. v. Southern Natural Gas Co. and ruling that those appeals are no longer being held in abeyance. The consolidated cases are now pending briefing and decision.

      AGLC cannot predict the outcome of these federal proceedings nor can it determine the ultimate effect, if any, such proceedings may have on AGLC.

                            State Regulatory Matters

      The 1997 session of the Georgia General Assembly enacted legislation which provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. Senate Bill 215, the Natural Gas Competition and Deregulation Act, which became law on April 14, 1997, if implemented by AGLC with respect to its system, would result in the application of an alternative form of regulation, such as performance based regulation, to AGLC. Pursuant to a separate election, AGLC, as an electing distribution company, could choose to exit the merchant function and fully unbundle its system.

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

      In order to implement the new law, the Georgia Commission must undertake and complete several rulemakings by December 31, 1997. As the process of considering and adopting these rules progresses, the extent of and schedule for actions under the legislation by AGLC will evolve further.

      On May 21, 1996, the Georgia Commission adopted a Policy Statement following its November 20, 1995, Notice of Inquiry concerning changes in state regulatory guidelines to respond to trends toward increased competition in natural gas markets. Among other things, the Policy Statement sets up a distinction between competitive and natural monopoly services; favors performance-based regulation in lieu of traditional

                              Page 22 of 27 Pages
cost-of-service regulation; calls for unbundling interruptible service; directs the Georgia Commission's staff to develop standards of conduct for utilities and their marketing affiliates; and invites pilot programs for unbundling services to residential and small business customers.

      Consistent with specific goals in the Georgia Commission's Policy Statement, AGLC filed on June 10, 1996, the Natural Gas Service Provider Selection Plan (the Plan), a comprehensive plan for serving interruptible markets. The Plan proposes further unbundling of services to provide large customers more service options and the ability to purchase only those services they require. Proposed tariff changes would allow AGLC to cease its sales service function and the associated sales obligation for large customers; implement delivery-only service for large customers on a firm and interruptible basis; and provide pooling services to marketers. The Plan also includes proposed standards of conduct for utilities and utility marketing affiliates. The Georgia Commission granted AGLC's Motion for Continuance on January 30, 1997, moving the Georgia Commission to suspend the proceeding after a showing that all parties of record had expressed an interest in pursuing settlement discussions in lieu of rebuttal hearings. On August 5, 1997, AGLC notified the Georgia Commission that the settlement discussion had concluded without reaching a settlement. Pursuant to the Georgia Commission's order dated January 30, 1997, granting AGLC's motion to suspend the proceeding, the new statutory deadline for a decision by the Georgia Commission on the Plan is September 19, 1997. A schedule for rebuttal testimony and briefs has not yet been established by the Georgia Commission.

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

      On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system, to recover increased operation, maintenance and tax expenses, and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates has been suspended until November 1, 1997. A schedule for hearings has not been established by the TRA.

      See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of state regulatory matters relating to competition.

                              Page 23 of 27 Pages

                              Environmental Matters

      AGLC has identified nine sites in Georgia where it currently owns all or part of an MGP site. In addition, AGLC has identified three other sites in Georgia which AGLC does not now own, but which may have been associated with the operation of MGPs by AGLC or its predecessors. There are also three sites in Florida which have been investigated by environmental authorities in connection with which AGLC may be contacted as a potentially responsible party. In that regard, AGLC has learned that the EPA has conducted an Expanded Site Investigation at the former MGP site in Sanford, Florida and has concluded that MGP impacts are present in a nearby lake. The consequences of this finding have not been determined.

      AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs. First, AGLC has entered into consent orders with the EPD with respect to four sites: Augusta, Griffin, Savannah and Valdosta. Under these consent orders, AGLC is obligated to investigate and, if necessary, remediate environmental impacts at the sites. AGLC has completed soil remediation at the Griffin site and expects to monitor groundwater for three to six years. Assessment activities are being conducted at Augusta and have been completed at Savannah. Those assessment activities are expected to be completed principally during fiscal 1997. In addition, AGLC has completed removal of the gas storage holder at the Augusta site.

      Second, AGLC's response to all Georgia sites is proceeding under Georgia's HSRA. AGLC submitted to EPD formal notifications relating to all of its nine owned MGP sites, and EPD had listed seven of those sites (Athens, Augusta, Brunswick, Griffin, Savannah, Valdosta and Waycross) on the HSI. EPD has not listed the Macon site on the HSI at this time. EPD also has listed the Rome site, which AGLC has acquired, on the HSI. Under the HSRA regulations, EPD has determined the four sites subject to consent orders require corrective action; EPD also has determined the Athens site requires corrective action and will determine whether corrective action is required at the three remaining sites (Brunswick, Rome and Waycross) in due course. In that respect, however, AGLC has submitted to EPD CSRs for the Brunswick and Rome MGP sites, and AGLC has concluded that some degree of response action is likely to be required at those sites.

      AGLC has estimated that, under the most favorable circumstances reasonably possible, the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $31.3 million. Alternatively, AGLC has estimated that, under reasonably possible unfavorable circumstances, the future cost to AGLC of investigating and remediating the former MGP sites could be as high as $117.3 million. Those estimates have been adjusted from the September 30, 1996 estimates to reflect settlements of property damage claims at certain sites. AGLC cannot at this time determine the range of costs that may be associated with investigation and cleanup of the lake near the Sanford MGP site, which costs may be material. Accordingly, the foregoing estimated range now excludes those costs and reflects only AGLC's current estimate of the range of costs for which cost recovery claims against AGLC are reasonably likely. In addition, those costs do not include other expenses, such as property damage claims and natural resource damage claims, for which AGLC may ultimately be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $31.3 million to $117.3 million, no amount within the range can be reliably identified as a better estimate than any other estimate. Therefore, a liability at the low end of this range and a corresponding regulatory asset have been recorded on the financial statements.

      AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to AGLC's ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. In connection with the ERCRR, the staff of the Georgia Commission conducted a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental

                              Page 24 of 27 Pages
response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for the payment of any damage award, including punitive damages, as a result of any litigation associated with any of the MGP sites in which AGLC is involved. AGLC is currently pursuing judicial review of the October 10, 1996, order.

      Second, AGLC is seeking recovery of appropriate costs from its insurers and other potentially responsible parties. See Note 4 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

                             Other Legal Proceedings

      On February 10, 1995, a class action lawsuit captioned Trinity Christian Methodist Episcopal Church, et al. v. Atlanta Gas Light Company, No. 95-RCCV-93, was filed in the Superior Court of Richmond County, Georgia seeking to recover for damage to property owned by persons adjacent to and nearby the former manufactured gas plant site in Augusta, Georgia. On December 13, 1996, the parties reached a preliminary settlement, which was finally approved by the Court on April 15, 1997. Pursuant to the settlement, there is a claims process before an umpire to determine either the full fair market value of properties tendered to AGLC or the diminution in fair market value of properties not tendered to AGLC. Thus far, awards have been made to fifty-four (54) property owners in the class totaling approximately $5.7 million, including legal fees and expenses of the plaintiffs. There are approximately eighty-four (84) awards yet to be made. AGLC has filed motions to vacate six awards totaling approximately $4.4 million. An order was entered on July 8, 1997, denying the motion to vacate. AGLC has filed a notice of appeal to the Georgia Court of Appeals seeking to reverse the denial of the motion to vacate.

      With regard to other legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.

                 Joint Venture and Propane Company Acquisitions

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

      Effective February 1, 1997, Georgia Gas Service Company (Georgia Gas Service), a subsidiary of AGL Investments, acquired eight related companies (the Jordan Gas Propane Companies). Effective June 12, 1997, Georgia Gas Service acquired Capitol Fuels, Inc., a retail propane distribution company headquartered in Blairsville, Georgia. The acquisitions of the Jordan Gas Propane Companies and Capitol Fuels, Inc. are expected to increase the retail sales of Georgia Gas Service's propane operations from 7 million gallons annually to

                              Page 25 of 27 Pages
approximately 33 million gallons annually. As a result of the acquisitions, Georgia Gas Service will serve approximately 43,000 customers in northern Georgia, northern Alabama and western North Carolina.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27      -  Financial Data Schedule.

         (b)  Reports on Form 8-K.
              None.



           (The remainder of this page was intentionally left blank.)

                              Page 26 of 27 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AGL Resources Inc.
                                   (Registrant)


Date  August 14, 1997                        /s/ David R. Jones
                                                 David R. Jones
                                   President and Chief Executive Officer

Date  August 14, 1997                        /s/ J. Michael Riley
                                                 J. Michael Riley
                                   Vice President  and Chief  Financial Officer
                                   (Principal Accounting and Financial Officer)





                              Page 27 of 27 Pages