Form 10-K
period 1997-09-30
AGL RESOURCES INC
filed 1997-12-17
CIK 1004155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997     Commission File Number  1-14174


                               AGL RESOURCES INC.
             (Exact name of registrant as specified in its charter)



                Georgia                                      58-2210952
     (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

303 Peachtree Street, N.E., Atlanta, Georgia
                 30308                                      404-584-9470
       (Address and zip code of                       (Registrant's telephone
      principal executive offices)                        number, including
                                                             area code)

Securities registered pursuant to Section 12(b) of the Act:

      Common Stock, $5 Par Value                       New York Stock Exchange
    Preferred Share Purchase Rights                    New York Stock Exchange
          (Title of Class)                              (Name of exchange on
                                                          which registered)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of November 28, 1997: $1,112,067,483.

The number of shares of Common Stock outstanding as of November 28, 1997 was 56,665,859 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1997 Annual Report to Shareholders for AGL Resources Inc. for the fiscal year ended September 30, 1997 are incorporated herein by reference in
Part II and portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated herein by reference in Part III.



                                                              TABLE OF CONTENTS

                                                                                                                      Page
PART I
    Item 1.        Business.........................................................................................    1
    Item 2.        Properties.......................................................................................   11
    Item 3.        Legal Proceedings................................................................................   12
    Item 4.        Submission of Matters to a Vote of Security Holders..............................................   13
    Item 4.(A).    Executive Officers of the Registrant.............................................................   14

PART II
    Item 5.        Market for the Registrant's Common Equity and Related Stockholder
                     Matters........................................................................................   15
    Item 6.        Selected Financial Data..........................................................................   15
    Item 7.        Management's Discussion and Analysis of Results of Operations and
                     Financial Condition............................................................................   15
    Item 8.        Financial Statements and Supplementary Data......................................................   15
    Item 9.        Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure...........................................................................   16

PART III
    Item 10.       Directors and Executive Officers of the Registrant...............................................   17
    Item 11.       Executive Compensation...........................................................................   17
    Item 12.       Security Ownership of Certain Beneficial Owners and Management...................................   17
    Item 13.       Certain Relationships and Related Transactions...................................................   17

PART IV
     Item 14.      Exhibits,  Financial Statement Schedules and Reports on Form 8-K.................................   18

Signatures        ..................................................................................................   27


                                     PART I

ITEM 1.         BUSINESS

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides for the use of cautionary statements accompanying forward-looking statements. Disclosures provided contain forward-looking statements concerning, among other things, deregulation, restructuring and environmental remediation.

         Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: changes in price and demand for natural gas and related products; uncertainty as to state and federal legislative and regulatory issues; the effects of competition, particularly in markets where prices and providers historically have been regulated; changes in accounting policies and practices; uncertainty with regard to environmental issues and competitive issues in general.

General

       AGL Resources Inc. (AGL Resources) is a Georgia corporation incorporated on November 27, 1995, for the primary purpose of becoming the holding company for Atlanta Gas Light Company (AGL), a natural gas distribution utility, and its subsidiaries. Unless noted specifically or otherwise required by the context, references to AGL Resources include AGL, AGL's wholly owned natural gas distribution utility subsidiary, Chattanooga Gas Company (Chattanooga), and AGL Resources' nonregulated subsidiaries: AGL Energy Services, Inc. (AGL Energy Services); AGL Investments, Inc. (AGL Investments); AGL Resources Service Company (Service Company); and The Energy Spring, Inc. (Energy Spring). AGL
Energy Services has one nonregulated subsidiary, Georgia Gas Company. AGL Investments has six nonregulated subsidiaries: AGL Propane, Inc. (formerly known as Georgia Gas Service Company) (AGL Propane); AGL Consumer Services, Inc.; AGL Gas Marketing, Inc.; AGL Power Services, Inc.; AGL Energy Wise Services, Inc. and Trustees Investments, Inc. Unless noted specifically or otherwise required by the context, references to AGL include the operations and activities of AGL and Chattanooga.

       AGL Resources' principal business is the distribution of natural gas to customers in central, northwest, northeast and southeast Georgia and the Chattanooga, Tennessee area through its natural gas distribution subsidiary, AGL. AGL's major service area is the ten county metropolitan Atlanta area. Metropolitan Atlanta has an estimated population of 3 million, constituting approximately 41% of the total population of Georgia. Approximately 66% of AGL's customers are located in the Atlanta metropolitan area. These customers consume 44% of the natural gas sold and transported and provide approximately 61% of the gas revenues of AGL. AGL's other principal service areas in Georgia are the Athens, Augusta, Brunswick, Macon, Rome, Savannah and Valdosta areas. During the fiscal year ended September 30, 1997, AGL supplied natural gas service to an average of approximately 1.4 million customers in Georgia including 490 centrally metered customers serving 48,056 apartment units. AGL provides natural gas service in 231 cities and surrounding areas in Georgia.

       In addition to AGL's service areas in Georgia, natural gas service was supplied by Chattanooga to an average of approximately 54,000 customers in Chattanooga and Cleveland, Tennessee, and surrounding portions of Hamilton County and Bradley County, Tennessee during the fiscal year ended September 30, 1997. All of AGL's natural gas service area is certificated by the Georgia Public Service Commission (Georgia Commission) and the Tennessee Regulatory Authority (TRA).

       Both industry and agriculture are currently important to the economies of the areas served by AGL outside metropolitan Atlanta. In addition to the industries that use local natural resources such as pulpwood, clay, marble, talc and kaolin, AGL serves a number of nationally known organizations that operate installations in Georgia. These operations increase substantially the diversification of industry in AGL's service area.

       During fiscal 1997, AGL added approximately 32,000 customers, based on twelve-month average calculations, representing an increase over the prior year of approximately 2.3%. Substantially all of this growth was in the residential and small commercial service categories.

       The ten largest customers of AGL accounted for 1.0% and .9% of AGL Resources' total operating revenues and operating margin, respectively, for the fiscal year ended September 30, 1997. For the same period, volumes of gas sold and transported to the ten largest customers accounted for 11.6% of total volumes of gas sold and transported.

       AGL Resources' consolidated operating revenues during the fiscal year ended September 30, 1997, were $1.3 billion, of which $1.2 billion (approximately 95%) was derived from regulated operations and $72 million
(approximately 5%) from nonregulated operations. See Gas Sales and Statistics below.

       AGL Resources engages in nonregulated business activities through its wholly owned subsidiaries, AGL Energy Services, a gas supply services company; AGL Investments, a subsidiary established to develop and manage certain nonregulated businesses; and The Energy Spring, a retail energy marketing company. Service Company is a corporate support services company that allocates its expenses to AGL Resources and its subsidiaries.

       AGL Gas Marketing,  Inc., a wholly owned  subsidiary of AGL  Investments, holds a 35% ownership interest in Sonat Marketing Company L.P. (Sonat Marketing). Sonat Marketing offers natural gas sales, transportation, risk management and storage services to natural gas users and producers in key natural gas producing and consuming areas of the United States. AGL Investments has certain rights through August 2000 to sell its interest in Sonat Marketing to Sonat, Inc. (Sonat) at a predetermined fixed price, as defined, or for fair market value at any time.

       AGL Power Services, Inc., a wholly owned subsidiary of AGL Investments (AGL Power Services), holds a 35% ownership interest in Sonat Power Marketing, L.P., which provides power marketing and all related services in key market areas throughout the United States.

       During December 1996 AGL Resources signed a letter of intent with Transcontinental Gas Pipe Line Corporation (Transco) to form a joint venture, which would be known as Cumberland Pipeline Company (Cumberland), to provide interstate pipeline services to customers in Georgia and Tennessee. The transaction is subject to various regulatory approvals. Initially, the 135-mile Cumberland pipeline will include existing pipeline infrastructure owned by the two companies extending from Walton County, Georgia, to Catoosa County, Georgia. Projected to enter service by November 1, 2000, Cumberland will be positioned to serve AGL, Chattanooga and other markets throughout the eastern Tennessee Valley, northwest Georgia and northeast Alabama. Affiliates of Transco and AGL Resources each will own 50% of Cumberland, and an affiliate of Transco will serve as operator. It currently is anticipated that an open season for subscriptions for capacity on Cumberland will be announced during the first quarter of calendar year 1998, and the project will be submitted to the Federal Energy Regulatory Commission (FERC) for approval during fiscal year 1998.

       During November 1997, AGL Resources and Southern Natural Gas Company (Southern), a subsidiary of Sonat, entered into a letter of intent to jointly construct, own and operate a new liquefied natural gas peaking facility, Etowah LNG (Etowah), in Polk County, Georgia. The transaction contemplated by the letter of intent, is subject to execution of a definitive agreement and to regulatory approvals. AGL Resources and Southern each will own 50 percent of Etowah, the operations of which will be subject to jurisdiction of the FERC.

       The proposed plant will connect directly into AGL's and Southern's pipelines. Etowah will provide natural gas storage and peaking services to AGL and other southeastern customers. The new facility will cost approximately $90 million, with 3 billion-cubic-feet of natural gas storage capacity and 450 million-cubic-feet per day of vaporization capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services.

       The companies announced an open season from December 1, 1997 to January 30, 1998 for Etowah subscriptions for peaking services and expect to file a certificate application with the FERC in March 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-2002 winter heating season.

       On September 30, 1997, AGL Resources and its subsidiaries had 3,035 employees. Approximately 724 employees working for AGL and 50 employees working for Service Company are covered by provisions of collective bargaining agreements. Those agreements provide for a $500 lump sum payment to each bargaining unit employee in 1997 and 1998. It is anticipated that the majority of bargaining unit employees will not receive an increase in base rates until fiscal year 2000, at which time base rates are scheduled to increase by 3.5%. The collective bargaining agreements expire in 2000 and 2001.

       AGL holds franchises, permits, certificates and rights which management believes are sufficient for the operation of its properties without any substantial restrictions and adequate for the operation of its gas distribution business.

       In addition to its predominant business of natural gas distribution and its investments in joint ventures, AGL Resources, through wholly owned subsidiaries, engages in retail propane sales (AGL Propane), and has minor interests in natural gas production activities (Georgia Gas Company) and real estate holdings (Trustees Investments, Inc.). Effective February 1, 1997, AGL Propane acquired eight related companies, the Jordan Gas Propane Companies. Effective June 12, 1997, AGL Propane acquired Capitol Fuels, Inc., a retail propane distribution company headquartered in Blairsville, Georgia. The acquisitions of the Jordan Gas Propane Companies and Capitol Fuels, Inc. are expected to increase the retail sales of AGL Propane's operations from 7 million gallons annually to approximately 33 million gallons annually. As a result of the acquisitions, AGL Propane will serve approximately 48,000 customers in northern Georgia, northern Alabama and western North Carolina. The aggregate net income contributed by nonregulated operations in fiscal 1997 was $3.1 million, compared with $3.7 million in fiscal 1996.



            The remainder of this page was intentionally left blank.

Gas Sales and Statistics
-----------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED SEPTEMBER 30
                                                                 1997         1996          1995         1994          1993

-----------------------------------------------------------------------------------------------------------------------------

Operating Revenues (Millions of Dollars)
   Sales of natural gas
      Residential                                           $    728.5   $    708.8   $    610.6     $   700.7     $   658.2
      Commercial                                                 290.9        288.8        243.2         285.8         268.1
      Industrial                                                 148.0        178.8        169.4         172.1         154.2
   Transportation revenues                                        28.5         21.5         23.9          22.6          33.8
   Miscellaneous revenues                                         20.2         19.7         15.9          18.7          16.0

-----------------------------------------------------------------------------------------------------------------------------

   Total utility operating revenues                            1,216.1      1,217.6      1,063.0       1,199.9       1,130.3

-----------------------------------------------------------------------------------------------------------------------------

   Other operating revenues                                       71.5         11.0          5.5

-----------------------------------------------------------------------------------------------------------------------------

          Total operating revenues                          $  1,287.6   $  1,228.6   $  1,068.5     $ 1,199.9     $ 1,130.3

-----------------------------------------------------------------------------------------------------------------------------

Utility Throughput
   Therms sold (Millions)
      Residential                                                986.1      1,165.4        916.8       1,003.1       1,001.4
      Commercial                                                 455.5        538.2        454.0         478.9         478.5
      Industrial                                                 344.9        449.6        526.0         424.8         388.7
   Therms transported                                          1,014.5        738.7        722.8         697.4         795.6

-----------------------------------------------------------------------------------------------------------------------------

          Total utility throughput                             2,801.0      2,891.9      2,619.6       2,604.2       2,664.2

-----------------------------------------------------------------------------------------------------------------------------

Average Utility Customers (Thousands)
      Residential                                              1,319.0      1,289.4      1,250.4       1,215.2       1,182.7
      Commercial                                                 104.5        102.5        100.0          98.0          95.7
      Industrial                                                   2.7          2.6          2.6           2.5           2.5

-----------------------------------------------------------------------------------------------------------------------------

          Total                                                1,426.2      1,394.5      1,353.0       1,315.7       1,280.9

-----------------------------------------------------------------------------------------------------------------------------

Sales, Per Average Residential Utility Customer
   Gas sold (Therms)                                               748          904          733           825           847
   Revenue                                                  $   552.00   $   550.00   $   488.32      $ 576.61     $  556.52
   Revenue per therm (cents)                                      73.9         60.8         66.6          69.9          65.7
Degree Days - Atlanta Area
   30-year normal                                                2,991        2,991        2,991         2,991         3,021
   Actual                                                        2,402        3,191        2,121         2,565         2,852
   Percentage of actual to 30-year normal                         80.3        106.7         70.9          85.8          94.4
Gas Account (Millions of Therms)
   Natural gas purchased                                       1,323.4      1,632.9      1,406.9       1,453.6       1,629.9
   Natural gas withdrawn from storage                            472.4        596.0        520.7         500.3         276.4
   Natural gas transported                                     1,014.5        738.7        722.8         697.4         795.6

-----------------------------------------------------------------------------------------------------------------------------

          Total send-out                                       2,810.3      2,967.6      2,650.4       2,651.3       2,701.9
   Less
      Unaccounted for                                              1.3         60.4         20.4          37.2          29.0
      Company use                                                  8.0         15.3         10.4           9.9           8.7

-----------------------------------------------------------------------------------------------------------------------------

          Sold and transported to utility customers            2,801.0      2,891.9      2,619.6       2,604.2       2,664.2

-----------------------------------------------------------------------------------------------------------------------------

Cost of Gas (Millions of Dollars)
   Natural gas purchased                                    $    532.5   $    547.1   $   389.4      $   550.1     $   595.7
   Natural gas withdrawn from storage                            175.7        171.6       182.4          186.7         105.3

-----------------------------------------------------------------------------------------------------------------------------

   Cost of gas - utility operations                              708.2        718.7       571.8          736.8         701.0

-----------------------------------------------------------------------------------------------------------------------------

   Cost of gas - other                                            58.3          6.8         2.3

-----------------------------------------------------------------------------------------------------------------------------

          Total cost of gas                                 $    766.5   $    725.5   $   574.1      $   736.8     $   701.0

-----------------------------------------------------------------------------------------------------------------------------

Utility Plant - End of Year (Millions of Dollars)
      Gross plant                                           $  2,069.1   $  1,969.0   $ 1,919.9      $ 1,833.2     $ 1,740.6
      Net plant                                             $  1,420.3   $  1,361.2   $ 1,336.6      $ 1,279.6     $ 1,217.9
      Gross plant investment per utility customer
              (Thousands of Dollars)                        $      1.5         $1.4   $     1.4      $     1.4     $     1.4
Capital Expenditures (Millions of Dollars)                  $    147.7   $    132.5   $   121.7      $   122.5     $   122.2
Gas Mains - Miles of 3" Equivalent                              30,261       29,045      28,520         27,972        27,390
Employees - Average                                              2,986        2,942       3,249          3,764         3,764
Average Btu Content of Natural Gas                               1,024        1,024       1,027          1,032         1,027

-----------------------------------------------------------------------------------------------------------------------------

Gas Supply Services, Pricing and Competition

       General. AGL is served directly by four interstate pipelines: Southern Natural Gas Company (Southern), South Georgia Natural Gas Company (South Georgia), Transcontinental Gas Pipe Line Company (Transco) and East Tennessee Natural Gas Company (East Tennessee) in combination with its upstream pipeline, Tennessee Gas Pipeline Company (Tennessee), the parent company and primary source of gas for East Tennessee.

       As a result of the FERC's Order 636 deregulation initiative, AGL, along with the nation's other local distribution companies, bear responsibility for gas supply strategy decisions which are ultimately subject to review by state regulatory commissions. AGL's business is highly seasonal in nature and heavily dependent on weather because of the substantial use of natural gas for heating purposes.

       Gas Supply Plan Filing. Pursuant to legislation enacted by the Georgia General Assembly, each investor-owned local gas distribution company is required to file on or before August 1 of each year a proposed gas supply plan for the subsequent year, as well as a proposed cost recovery factor.

       AGL's 1997 Gas Supply Plan, that was approved by the Georgia Commission included limited gas supply hedging activities. On August 1, 1997, AGL filed its Gas Supply Plan for fiscal year 1998, which consists of gas supply, transportation and storage options designed to provide reliable service to firm customers at the best cost. On September 12, 1997, the Georgia Commission approved the entire supply portfolio contained in the Gas Supply Plan for fiscal year 1998.

       As part of the Gas Supply Plan for fiscal year 1998, AGL is authorized to enter into an expanded program to hedge up to one half of its estimated monthly winter wellhead purchases and establish a price for those purchases at an amount other than the beginning of the month index price to create an additional element of diversification and price stability. The financial results of all hedging activities are passed through to firm service customers under the purchased gas provisions of AGL's rate schedules. Accordingly, there is no earnings impact as a result of the hedging program.

       Additionally, the approved plan contains a gas supply incentive mechanism for off-system sales and capacity release revenues that is consistent with the incentive mechanism in the Natural Gas Competition and Deregulation Act (Georgia Gas Act), signed into law on April 14, 1997, whereby AGL and its firm customers share in any benefits produced from the incremental use of gas supply assets.

       Firm Pipeline Transportation and Underground Storage. The table on the following page shows the amount of firm transportation and describes the types and amounts of underground storage that both AGL and Chattanooga have elected or been assigned under Order 636. The table also shows services that were not affected by the implementation of Order 636.

                                                       Production Area  Supplemental
                                          Maximum       Underground     Underground
                                           Firm        Storage Maximum Storage Maximum
                                        Transportation  Withdrawal      Withdrawal      Expiration
                                        DT/Day (1)      DT/Day (2)      DT/Day (3)        Date
                                        ------------   --------------  --------------   ---------
ATLANTA GAS LIGHT COMPANY
Southern
          Firm Transportation               617,559                                     August 31, 2002
          Firm Transportation                46,223                                     August 31, 2003
          Firm Transportation               111,192                                     April 30, 2007
          Firm Transportation                 1,021                                     June 30, 2007
          CSS                                                390,113                    August 31, 2002
          CSS                                                 24,640                    August 31, 2003
          ANR - 50                                                           113,000    March 31, 2003
          ANR - 100                                                           55,500    March 31, 2003
Transco
          Firm Transportation               111,366                                     March 31, 2010
          Firm Transportation                15,525                                     July 1, 2005
          Firm Transportation                 6,440                                     March 17, 2008
          Firm Transportation                 4,658                                     October 31, 2009
          WSS                                                 73,059                    March 31, 2010
          ESS                                                 31,357                    October 31, 2013
          GSS                                                                 59,012    June 30, 2001 (4)
          GSS                                                                 70,296    March 31, 2013 (4)
          LSS                                                                 18,040    March 31, 1994 (5)
          SS-1                                                                20,918    March 31, 2009
          LGA                                                                 42,975    October 31, 1991 (5)
          Cove Point LNG                                                      69,000    April 15, 2001
          Supplemental Peaking                                                15,000    March 31, 2001
Tennessee/East Tennessee
          Firm Transportation                63,860                                     November 1, 2000
          FS Storage                                          30,572                    November 1, 2000
          CNG                                                  3,404                    March 31, 2001
South Georgia
          Firm Transportation                12,115                                     April 30, 2007
          ANR - 100                                                              708    March 31, 2003
          CSS                                                  6,906                    February 28, 1998
                                        ============   ==============  ==============
          Total                             989,959          560,051         464,449
                                        ============   ==============  ==============

CHATTANOOGA GAS COMPANY

Southern
          Firm Transportation                 4,747                                     August 31, 2003
          Firm Transportation                14,346                                     August 31, 2003
          Firm Transportation                 3,369                                     April 30, 2007
          Firm Transportation                 5,105                                     November 1, 2006
          CSS                                                 14,346                    August 31, 2003
Tennessee/East Tennessee
          Firm Transportation                46,350                                     November 1, 2000
          FS Storage                                          21,400                    November 1, 2000
          CNG                                                  2,471                    March 31, 2001
                                        ============   ==============
          Total                              73,917           38,217
                                        ============   ==============

(1) Contracts that formerly were stated in thousands of cubic feet (Mcf) now are stated in dekatherms (DT), in accordance with new Gas Industry Standards Board standards. All contracts of AGL and Chattanooga have been amended to comply with the new standards.

(2) Production area storage requires a complementary amount of the firm transportation capacity identified in the first column to move storage gas withdrawals to AGL's service area.

(3) Supplemental underground storage withdrawals include delivery to AGL's service area and do not require any of the firm transportation capacity identified in the first column. Injections into supplemental underground storage require incremental transportation, primarily from transportation identified in Column 1.

(4)   Expiration dates are shown for these contracts although contracts have not
      yet  been  executed.   AGL  is  operating  under  Natural  Gas  Act  (NGA)
      certificate authority while negotiating these contracts.

(5) AGL is operating under NGA certificate authority while negotiating these contracts.

       Wellhead Supply. AGL and Chattanooga have entered into firm wellhead supply contracts for 378,205 DT/day and 34,696 DT/day, respectively, to supply their firm transportation and underground storage capacity. AGL is finalizing contract negotiations for additional firm wellhead supply contracts of 130,000 DT/day. Those contracts will be completed during the first quarter of 1998. AGL also purchases spot market gas as needed during the year.

       Liquefied Natural Gas. To meet the demand for natural gas on the coldest days of the winter months, AGL must also maintain sufficient supplemental quantities of liquefied natural gas (LNG) in its supply portfolio. AGL's three strategically located Georgia-based LNG plants -- north and south of Atlanta and near Macon -- provide a combined maximum daily supplement of approximately 815,000 Mcf and a combined usable storage capacity of 72 million gallons, equivalent to 5,952,000 Mcf. Chattanooga's LNG plant provides a maximum daily supplement of approximately 90,000 Mcf and has a usable storage capacity of 13 million gallons, equivalent to 1,076,000 Mcf.

Competition

       Alternative Fuels and Competitive Pricing. AGL competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGL also competes to supply gas to interruptible customers who might seek to bypass its distribution system.

       AGL can price distribution services to interruptible customers four ways. First, multiple rates are established under the rate schedules of AGL's tariff approved by the Georgia Commission. If an existing tariff rate does not produce a price competitive with a customer's relevant competitive alternative, three alternate pricing mechanisms exist: Negotiated Contracts, Interruptible Transportation and Sales Maintenance (ITSM) discounts and Special Contracts.

       On February 17, 1995, the Georgia Commission approved a settlement that permits AGL to negotiate contracts with customers who have the option of bypassing AGL's facilities (Bypass Customers) to receive natural gas from other suppliers. The bypass avoidance contracts (Negotiated Contracts) can be renewable, provided the initial term does not exceed five years, unless a longer term specifically is authorized by the Georgia Commission. The rate provided by the Negotiated Contract may be lower than AGL's filed rate, but not less than AGL's marginal cost of service to the potential Bypass Customer. Service pursuant to a Negotiated Contract may commence without Georgia Commission action, after a copy of the contract is filed with the Georgia Commission. Negotiated Contracts may be rejected by the Georgia Commission within 90 days of filing; absent such action, however, the Negotiated Contracts remain in effect. All of the Negotiated Contracts filed to date with the Georgia Commission are in effect.

       The settlement also provides for a bypass loss recovery mechanism to operate until the earlier of September 30, 1998, or the effective date of new rates for AGL resulting from a general rate case. Under the recovery mechanism, AGL is allowed to recover from other customers 75% of the difference between (a) the nongas cost revenue that was received from the potential Bypass Customer during the most recent twelve-month period and (b) the nongas cost revenue that is calculated to be received from the lower Negotiated Contract rate applied to the same volumetric level. Concerning the remaining 25% of the difference, AGL is allowed to retain 44% of firm customers' share of capacity release revenues in excess of $5 million until AGL is made whole for discounts from Negotiated Contracts.

       In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, AGL's ITSM Rider continues to permit discounts for short-term transactions to compete with alternative fuels. Revenue shortfalls, if any, from interruptible customers as measured by the test-year interruptible revenues determined by the Georgia Commission in AGL's 1993 rate case, will continue to be recovered under the ITSM Rider.

       The settlement approved by the Georgia Commission also provides that AGL may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules, or Negotiated Contract procedures. A Special Contract, for example, could involve AGL providing a long-term service contract to compete with alternative fuels where physical bypass is not the relevant competition.

       Pursuant to the approved settlement, AGL has filed and is providing service pursuant to more than 50 Negotiated Contracts. Additionally, the Georgia Commission has approved Special Contracts between AGL and seven interruptible customers.

       On November 27, 1996, the TRA approved an experimental rule allowing Chattanooga to negotiate contracts with large commercial and industrial customers who have long-term competitive options, including bypass. The experimental rule provides that before any such customer is allowed a discounted rate, both the large customer and Chattanooga must petition the TRA for prior approval of the rates set forth in the contract. On October 7, 1997, the TRA denied petitions filed by Chattanooga and four large customers for discounted rates pursuant to the experimental rule upon a finding that customer bypass was not imminent.

       Natural Gas Competition and Deregulation Act (Georgia Gas Act). For information regarding competitive initiatives as a result of the implementation of the Georgia Gas Act, see Part I, Item 1, "Business - State Regulatory Matters" immediately below.

State Regulatory Matters

       Atlanta Gas Light Company - Unbundling and Rate Filing. The 1997 session of the Georgia General Assembly enacted legislation that provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. The Georgia Gas Act was signed into law by Governor Zell Miller on April 14, 1997.

       On November 26, 1997, AGL filed with the Georgia Commission notice of its election to be subject to this new law and to establish separate rates for unbundled services. AGL filed contemporaneously an application with the Georgia Commission to have its distribution rates, charges, classifications and services regulated pursuant to performance-based regulation. The filing requests an increase in revenues of $18.6 million annually. The requested increase includes the costs to support changes in AGL's business systems to ensure reliable service to customers and that the systems are in place to serve new gas suppliers in the competitive marketplace.

       Within seven months from the date of such filing, the Georgia Commission must issue an order approving the plan as filed or with modification. Retail marketing companies, including AGL affiliates, may now file with the Georgia Commission separate certificate of authority applications to sell natural gas to firm customers connected to AGL's delivery system. It is currently anticipated that marketers who become certificated by the Georgia Commission may begin offering natural gas sales services to customers of AGL by November 1998.

       The Georgia Gas Act provides a transition period leading to a condition of effective competition in all natural gas markets. AGL, as an electing distribution company, will unbundle all services to its natural gas customers, allocate firm delivery capacity to certificated marketers selling the gas commodity and create a secondary market for interruptible transportation capacity. Certificated marketers, including nonregulated affiliates of AGL, will compete to sell natural gas to all customers at market-based prices. AGL will continue to provide intrastate delivery of gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. As a result of the election to be subject to the Georgia Gas Act, it is expected that the purchased gas adjustment provisions included in AGL's rate schedules will be discontinued during fiscal 1999. The November 26, 1997, filing contains a provision to true-up any over-recovery or under-recovery that may exist at the time such purchased gas adjustment provisions are discontinued. Accordingly, AGL will no longer defer any over-recoveries or under-recoveries of gas costs when the purchased gas adjustment provisions are discontinued. In addition, the Georgia Commission will continue to regulate safety, access and quality of service pursuant to an alternative form of regulation.

       The Georgia Gas Act provides marketing standards and rules of business practice to ensure the benefits of a competitive natural gas market are available to all customers on AGL's system. The act imposes on marketers an obligation to serve with a corresponding universal service fund that provides a funding mechanism for uncollectible accounts and enables AGL to expand its facilities and serve the public interest.

       Additionally, the Georgia Gas Act requires that the Georgia Commission issue rules and regulations by December 31, 1997, for certification of marketers and assignment of firm customers to marketers for customers who ultimately do not select a marketer after competition is fully developed.

       AGL supported the regulatory initiatives provided for by the Georgia Gas Act for several reasons. AGL currently makes no profit on the purchase and sale of gas because actual gas procurement costs are passed through to customers under the purchased gas provisions of AGL's rate schedules. Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGL to cease its sales service function and the associated sales obligation would not affect AGL's ability to earn a return on its distribution system investment. Allowing gas to be sold to all customers by numerous retail marketing companies, including nonregulated subsidiaries of AGL Resources, would provide new business opportunities.

       On May 21, 1996, the Georgia Commission adopted a Policy Statement concerning changes in state regulatory guidelines to respond to trends toward increased competition in natural gas markets. Consistent with the specific goals expressed in the Policy Statement, AGL filed on June 10, 1996, the Natural Gas Service Provider Selection Plan (the Plan), a comprehensive plan for serving interruptible markets. The Plan proposed further unbundling of services to provide large customers more service options and the ability to purchase only those services they required. As a result of various procedural delays, a decision on the proposed Plan had not been reached by the Georgia Commission prior to AGL's election to be subject to the Georgia Gas Act. Since implementation of the Plan would be unlikely to occur significantly in advance of implementation of AGL's election under the Georgia Gas Act, the Plan could not serve as a meaningful opportunity for AGL, marketers and end-use customers to gain experience with pooling and aggregation of loads. Consequently, simultaneous with the filings of the notice of election under the Georgia Gas Act on November 26, 1997, AGL filed with the Georgia Commission a notice of withdrawal of the Plan.

       Chattanooga Gas Company - Rate Filing. On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase would be used to improve and expand Chattanooga's natural gas distribution system; to recover increased operation, maintenance and tax expenses; and, to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates was suspended until November 1, 1997. Hearings in the rate proceeding were scheduled to begin on October 13, 1997. On October 3, 1997, all parties to the proceeding filed a motion with the TRA requesting that the hearings be continued and that the suspended effective date for new rates be extended to afford an opportunity to pursue settlement discussions. On October 7, 1997, the TRA granted the motion. The TRA has rescheduled the hearings in this case to begin on February 9, 1998.

       AGL cannot predict the outcome of those state regulatory proceedings nor determine the ultimate effect, if any, such proceeding may have on AGL.

Federal Regulatory Matters

       FERC Order 636 Transition Costs Settlement Agreements. During the past decade, the FERC has dramatically transformed the natural gas industry through a series of generic orders promoting competition in the industry. As part of this transformation, the interstate pipelines that serve AGL have been required to unbundle their transportation and gas supply services and to provide transportation service on a nondiscriminatory basis for gas supplied by numerous gas producers or other third parties. The FERC is considering further changes to its regulatory structure, including, but not limited to, potential revisions to its policies governing secondary market transactions and revisions to permit pipelines and their customers to establish individually negotiated terms and conditions of service that depart from pipeline tariff rules. AGL cannot predict the likelihood that such initiatives will be adopted or the effect of those potential changes upon AGL.

       Based on filings with the FERC by its pipeline suppliers, AGL currently estimates that its total portion of transition costs from all of its pipeline suppliers will be approximately $105.8 million. Approximately $92.2 million of such costs has been incurred by AGL as of September 30, 1997, and is being recovered from its customers under the purchased gas provisions of AGL's rate schedules.

       In conjunction with the regulatory changes mandated by the FERC, AGL has been required to pay transition costs associated with the unbundling of its interstate pipeline suppliers, including substantial gas supply realignment
(GSR) costs billed to AGL by Southern and Tennessee. AGL and other parties have entered into restructuring settlements with Southern and Tennessee which resolve all transition cost issues for those pipelines. Pursuant to the Southern settlement, AGL's share of Southern's transition costs is estimated to be $87.6 million, $79.4 million of which has been incurred by AGL as of September 30, 1997. The Southern settlement has been approved by the FERC, but is subject to judicial review; thus, AGL's ultimate liability for Southern's transition costs is not finally established. Pursuant to the Tennessee settlement, AGL's share of Tennessee's transition costs is estimated to be $14.7 million, $9.6 million of which has been incurred by AGL as of September 30, 1997. The Tennessee settlement is final, as it has been approved by the FERC and is no longer subject to judicial review. See Part I, Item 1, "Business - Gas Supply Services, Pricing and Competition" in this Form 10-K for further discussion of recovery of gas costs.

       FERC Rate Proceedings. AGL also is participating in various rate proceedings before the FERC involving applications for rate changes filed by its pipeline suppliers. These proceedings typically involve numerous issues concerning the pipeline's cost of service, allocation of costs to different services, and rate design. A variety of cost allocation and rate design proposals typically are advanced by the pipeline's customers, making it impossible to forecast the precise effect of any given rate change filing on AGL's operations. AGL is authorized to recover the costs paid to its pipeline suppliers from its customers through the purchased gas provisions of its rate schedules. To the extent that these cases have not been settled, as described below, the rates filed in these proceedings have been accepted, and made effective subject to refund and the outcome of the FERC proceedings.

         Southern. As noted above, the FERC has approved the restructuring settlement agreement between AGL, Southern and other customers that resolves all issues between AGL and Southern for Southern's outstanding rate proceedings, subject to judicial review.

         Tennessee. AGL is involved in two ongoing Tennessee rate proceedings. The FERC has approved a comprehensive settlement providing for a reduction of approximately $83 million in the cost of service underlying Tennessee's rates in effect since July 1, 1995. The FERC's orders approving the settlement are being challenged on judicial review. AGL's estimated annual reduction in cost is $2.2 million. The FERC's orders in a prior Tennessee rate case involving rate design changes to be effective prospectively are being challenged on judicial review.

         Transco. AGL is involved in three ongoing Transco rate proceedings. The FERC has approved a partial settlement providing for a reduction of approximately $58 million in the cost of service underlying Transco's rates that were in effect between September 1, 1995 and April 30, 1997. The estimated annual reduction in costs to AGL is $2.4 million. The partial settlement also reserves certain issues for litigation, which is ongoing. The FERC's orders approving the settlement are being challenged on judicial review. In addition, parties are litigating a subsequent Transco rate filing, under which Transco has increased its rates by approximately $51 million effective May 1, 1997, subject to refund and a hearing. Finally, the FERC's orders in a prior Transco rate proceeding are being challenged on judicial review.

         ANR Pipeline. In the ANR Pipeline Company (ANR) rate case, a FERC administrative law judge has issued an initial decision upholding AGL's position that ANR's proposed rate was excessive for certain transportation services Southern purchases from ANR for AGL's benefit. Under the initial decision, which is subject to approval by the FERC, Southern would receive refunds from ANR, as well as future rate reductions, which would flow through to AGL. The FERC has not yet acted upon the initial decision.

         AGL cannot predict the outcome of those federal proceedings nor determine the ultimate effect, if any, such proceedings may have on AGL.

Year 2000

       AGL Resources uses several computer application programs written over many years using two-digit year fields to define the applicable year, rather than four-digit year fields. Programs that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. That misinterpretation of the year could result in incorrect computation or computer shutdown.

       AGL Resources has identified the systems that could be affected by the year 2000 issue and is developing a plan to resolve the issue. The plan contemplates, among other things, the replacement or modification of existing data processing systems as necessary. Management is in the process of developing cost estimates associated with the implementation of the plan. Those costs are not expected to significantly impact AGL Resources' consolidated financial statements.

       Management believes that with the appropriate modification, AGL Resources will be able to operate its time-sensitive business systems through the turn of the century.

ITEM 2.         PROPERTIES

       AGL Resources considers its property and the property of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

       AGL's properties consist primarily of distribution systems and related facilities and local offices serving 235 cities and surrounding areas in the State of Georgia and 12 cities and surrounding areas in the State of Tennessee. As of September 30, 1997, AGL had 26,379 miles of mains and 5,952,000 Mcf of LNG storage capacity in three LNG plants to supplement the gas supply in very cold weather or emergencies. Chattanooga had 1,373 miles of mains and 1,076,000 Mcf of LNG storage capacity in its one LNG plant. At September 30, 1997, AGL's gross utility plant amounted to approximately $2.1 billion.

       AGL Resources' gross nonutility property amounted to approximately $106 million, consisting principally of assets related to Service Company.

ITEM 3.         LEGAL PROCEEDINGS

       The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding regulatory proceedings, see the preceding sections in Part I, Item 1, "Business - State Regulatory Matters" and "Business - Federal Regulatory Matters."

Environmental Matters

       AGL has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGL has identified three other sites in Georgia which AGL does not own, but that may have been associated with the operation of MGPs by AGL or its predecessors.

       Those sites are potentially subject to a variety of regulatory programs. AGL's response to MGP sites in Georgia is proceeding under two state regulatory programs: the Georgia Hazardous Waste Management Act (HWMA) and the Hazardous Site Response Act (HSRA). Some degree of response action, under one or both of those programs, is likely to be required at most of the Georgia sites.

       AGL also has identified three sites in Florida which may have been associated with AGL or its predecessors. AGL does not own any of the former MGP sites in Florida. However, AGL has been contacted by the current owners of two of those sites. In addition, AGL has received a "Special Notice Letter" from the U.S. Environmental Protection Agency (EPA) with respect to one of the two sites. AGL expects that some degree of response action is likely to be required at those two sites. AGL currently is negotiating with both regulatory authorities and other potentially responsible parties to determine the extent of its responsibility for the two sites.

       AGL has estimated the investigation and remediation expenses likely to be associated with the former MGP sites. First, AGL has identified several sites where it has concluded that no significant response actions are reasonably likely in the foreseeable future and therefore has not made any cost projections for these sites. Second, since response cost liabilities are often spread among potentially responsible parties, AGL's ultimate liability will, in some cases, be limited to AGL's equitable share of such expenses under the circumstances. Therefore, where reasonably possible, AGL has attempted to estimate the range of AGL's equitable share, given current cost sharing arrangements, combined with AGL's current knowledge of relevant facts, including the current methods of equitable apportionment and the solvency of potential contributors. Where such an estimation was not reasonably possible, AGL has estimated a range of expenses without adjustment for AGL's equitable share. Finally, AGL has, with the assistance of outside consultants, prepared estimates of the range of future investigation and remediation costs for those sites where further action appears likely.

       Applying these concepts to those sites where some future action presently appears reasonably possible, AGL currently estimates that the future cost to AGL of investigating and remediating the former MGP sites could be as low as $37.3 million or as high as $76.5 million. That range does not include other expenses, such as unasserted property damage claims, for which AGL may be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $37.3 million to $76.5 million, no amount within the range can be identified reliably as a better estimate than any other estimate. Therefore, a liability at the low end of that range has been recorded in the financial statements.

       AGL has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGL of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. A regulatory asset in the amount of $55 million has been recorded in the financial statements to reflect the recovery of those costs through the ERCRR.

       In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites, and environmental response costs that have been incurred for purposes of the ERCRR. On October 10, 1996, the Georgia Commission issued an order to prohibit funds collected through the ERCRR from being used for payment of any damage award, including punitive damages, as a result of any litigation associated with the MGP sites in which AGL is involved. On October 22, 1997, the Georgia Commission issued an order rescinding its 1996 order. The Georgia Commission has scheduled a hearing for February 16, 1997 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission is to consider whether the term "Environmental Response Costs" should include punitive damages, whether AGL should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation.

       Second, AGL intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. During fiscal 1997 AGL recovered $5.7 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGL recognized other income of $1.4 million and established regulatory liabilities for the remainder of the recoveries.

       On February 10, 1995, a class action lawsuit captioned Trinity Christian Methodist Episcopal Church, et al. v. Atlanta Gas Light Company, No. 95-RCCV-93, was filed in the Superior Court of Richmond County, Georgia, seeking to recover for damage to property owned by persons adjacent to and nearby the former manufactured gas plant site in Augusta, Georgia. On December 13, 1996, the parties reached a preliminary settlement, which was approved by the Court on April 15, 1997. Pursuant to the settlement, there is a claims process before an umpire to determine either the full fair market value of properties tendered to AGL or the diminution in fair market value of properties not tendered to AGL. Settlements have been paid to 188 property owners in the class totaling approximately $2.9 million, including legal fees and expenses of the plaintiffs. There are seven settlements yet to be paid. One settlement of approximately $64,000, including attorney's fees, is pending reconsideration, and AGL has filed motions to vacate six settlements totaling approximately $4.3 million. Orders were entered denying the motions to vacate. AGL has filed notices of appeal with the Georgia Court of Appeals seeking to reverse the denial of the motions to vacate.

Other Legal Proceedings

       With regard to other legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.




ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4.(A)      EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of AGL Resources. Unless otherwise indicated, the information set forth is as of September 30, 1997.

David R. Jones, age 60, President and Chief Executive Officer of AGL Resources since January 1996; Chairman and Chief Executive Officer of AGL since August 1997; President and Chief Executive Officer of AGL from 1988 until August 1997; Chairman and Chief Executive Officer of Service Company since August 1997; President and Chief Executive Officer of Service Company from August 1996 until August 1997; director of AGL Resources since November 1995; director of AGL since January 1985; and Chairman of the Board of Directors of the Federal Reserve Bank of Atlanta.

Charles W. Bass, age 50, Executive Vice President and Chief Operating Officer of AGL Resources since August 1996; Executive Vice President Market Service and Development of AGL from 1994 until 1996; and Senior Vice President Governmental and Regulatory Affairs of AGL from 1988 until 1994.

Thomas H. Benson, age 52, Executive Vice President of AGL Resources since August 1996; President and Chief Operating Officer of AGL since August 1997; Executive Vice President and Chief Operating Officer of AGL from August 1996 until August 1997; Executive Vice President Customer Operations of AGL from 1994 until 1996; and Senior Vice President Operations and Engineering of AGL from 1988 until 1994.

Robert L. Goocher, age 47, Executive Vice President of AGL Resources since August 1996; President and Chief Operating Officer of Service Company since
August 1997; Executive Vice President and Chief Operating Officer of Service Company from August 1996 until August 1997; Executive Vice President Business Support of AGL from 1994 until 1996; Senior Vice President and Chief Financial Officer of AGL from 1992 until 1994; and Vice President Finance of AGL from 1991 until 1992.

Charlie J. Lail, age 58, Senior Vice President Operations Improvement of AGL since 1994; Senior Vice President Divisions of AGL from 1992 until 1994; and Vice President Divisions of AGL from 1991 until 1992.

Richard H. Woodward, age 50, Vice President of AGL Resources and President of AGL Investments since August 1996; Senior Vice President Business Development of AGL from 1994 until 1996; and Senior Vice President Corporate Services of AGL from 1988 until 1994.

Michael D. Hutchins, age 46, Vice President Operations and Engineering of AGL since 1994; and Vice President Engineering of AGL from 1989 until 1994.

Clayton H. Preble, age 50, Vice President of AGL Resources since August 1996; President of The Energy Spring since July 1996; Vice President Marketing of AGL from November 1994 until July 1996; Vice President Corporate Planning of AGL from February 1994 until November 1994; Director Corporate Planning of AGL from 1992 until 1994; and Northeast Georgia Division manager of AGL from 1991 until 1992.

J. Michael Riley, age 46, Vice President and Chief Financial Officer of AGL Resources since August 1996 and Vice President and Chief Financial Officer of AGL since November 1996; Vice President Finance and Accounting of AGL from 1994 until 1996; and Vice President and Controller of AGL from 1991 until 1994.

There are no family relationships among the executive officers.

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

       Information relating to the market for holders of and dividends on AGL Resources' common stock is set forth under the caption "Shareholder Information" on page 55 in the AGL Resources' 1997 Annual Report. Such information is incorporated herein by reference. Portions of the 1997 Annual Report are filed as Exhibit 13 to this report.

ITEM 6.         SELECTED FINANCIAL DATA

       Selected financial data for AGL Resources for each year of the five-year period ended September 30, 1997 is set forth under the caption "Selected Financial Data" on page 51 of AGL Resources' 1997 Annual Report referred to in
Item 5 above. Such five-year selected financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       A discussion of AGL Resources' results of operations and financial condition is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 31 of AGL Resources' 1997 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements of AGL Resources, which are set forth on pages 32 through 50 of AGL Resources' 1997 Annual Report referred to in Item 5 above, are incorporated herein by reference:

       Statements of Consolidated Income for the years ended September 30, 1997, 1996 and 1995.

       Statements of Consolidated Cash Flows for the years ended September 30, 1997, 1996 and 1995.

       Consolidated Balance Sheets as of September 30, 1997 and 1996.

       Statements of Consolidated Common Stock Equity for the years ended September 30, 1997, 1996 and 1995.

       Notes to Consolidated Financial Statements.

       Independent Auditors' Report.




            The remainder of this page was intentionally left blank.

       The  supplementary   financial   information  required  by  Item  302  of
Regulation S-K is set forth in Note 15 in Notes to Consolidated Financial Statements in AGL Resources' 1997 Annual Report to Shareholders.

       The following supplemental data is submitted herewith:

       Financial Statement Schedule - Valuation and Qualifying Account - Allowance for Uncollectible Accounts.

       Independent Auditors' Report.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE


       None


            The remainder of this page was intentionally left blank.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to nominees for director of AGL Resources is set forth under the caption "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Shareholders. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after AGL Resources' fiscal year end. Information relating to the executive officers of AGL Resources, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

ITEM 11.        EXECUTIVE COMPENSATION

       Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.        SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information relating to ownership of common stock of AGL Resources by certain persons is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

(a)    Documents Filed as Part of This Report:

       1.       Financial Statements

       Included under Item 8 are the following financial statements:

                Statements of Consolidated Income for the Years Ended September 30, 1997, 1996 and 1995.

                Statements of Consolidated Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

                Consolidated Balance Sheets as of September 30, 1997 and 1996.

                Statements of Consolidated Common Stock Equity for the Years Ended September 30, 1997, 1996 and 1995.

                Notes to Consolidated Financial Statements.

                Independent Auditors' Report.

       2. Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended September 30, 1997:

               Independent Auditors' Report.

               II. Valuation and Qualifying Account--Allowance for Uncollectible
                   Accounts.

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

3.1 Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

3.2               Bylaws, as amended and restated on February 7, 1997.

4.1 Specimen form of Common Stock certificate (Exhibit 4.1, Form 10-K for the fiscal year ended September 30, 1996).

4.2               Specimen form of Right certificate (Exhibit 1, 8-K filed March
                  6, 1996).

4.3 Indenture, dated as of December 1, 1989, between Atlanta Gas Light Company and Bankers Trust Company, as Trustee (Exhibit 4(a), Atlanta Gas Light Company Registration Statement on Form S-3, No. 33-32274).

4.4 First Supplemental Indenture, dated as of March 16, 1992, between Atlanta Gas Light Company and NationsBank of Georgia, National Association, as Successor Trustee (Exhibit 4(a), Atlanta Gas Light Company Registration Statement on Form S-3, No. 33-46419).

10.1              Executive Compensation Plans and Arrangements.

10.1.a Executive Severance Pay Plan of AGL Resources Inc. (Exhibit 10.1.a, Form 10-K for the fiscal year ended September 30,
                  1996).

10.1.b AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.1.c First Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5, 1993).

10.1.d Second Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

10.1.e Third Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.f Fourth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

10.1.g Fifth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

10.1.h AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10(a), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.1.i            First Amendment to the AGL Resources Inc. Nonqualified Savings
                  Plan.

10.1.j            Second  Amendment  to  the  AGL  Resources  Inc.  Nonqualified
                  Savings Plan.

10.1.k AGL Resources Inc. Non-Employee Directors Equity Compensation Equity Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.2 Service Agreement under Rate Schedule GSS dated April 13, 1972, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(c), Registration No. 2-48297).

10.3 Service Agreement under Rate Schedule LG-A, effective August 16, 1974, between Atlanta Gas light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(d), Registration No. 2-58971).

10.4 Storage Transportation Agreement, dated June 1, 1979, between Atlanta Gas Light Company and Southern Natural Gas Company, (Exhibit 5(n), Registration No. 2-65487).

10.5 Letter of Intent dated September 18, 1987, between Atlanta Gas Light Company and Jupiter Industries, Inc. relating to the purchase by Atlanta Gas Light Company of the assets of the Chattanooga Gas Company Division of Jupiter Industries, Inc. (Exhibit 10(p), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1987).

10.6 Agreement for the Purchase of Assets dated April 5, 1988, between Atlanta Gas Light Company and Jupiter Industries, Inc., (Exhibit 10(q), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1988).

10.7 100 Day Storage Service Agreement, dated June 1, 1979, between Atlanta Gas Light Company and South Georgia Natural Gas Company, (Exhibit 10(r), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1989).

10.8 Service Agreement under Rate Schedule LSS, dated October 31, 1984, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                  1989).

10.9 Storage Transportation Agreement, dated June 1, 1979, between Atlanta Gas Light Company and South Georgia Natural Gas Company, (Exhibit 10(v), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990).


10.10 Firm Seasonal Transportation Agreement, dated June 29, 1990, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                  1990).

10.11 Service Agreement under Rate Schedule WSS, dated June 1, 1990, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                  1990).

10.12 Limited-Term Transportation Agreement Contract # A970 dated April 1, 1988, between Atlanta Gas Light Company and CNG Transmission Corporation, (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                  1991).

10.13 Service Agreement System Contract #.2271 under Rate Schedule FT, dated August 1, 1991, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.14 Service Agreement System Contract #.4984 dated August 1, 1991, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                  1991).

10.15 Service Agreement Contract #830810 under Rate Schedule FT, dated March 1, 1992, between Atlanta Gas Light Company and South Georgia Natural Gas Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.16 Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.17 Firm Gas Transportation Agreement under Rate Schedule FT-1, dated July 1, 1992, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.18 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated October 25, 1993, between Atlanta Gas Light Company and CNG Transmission Corporation (Exhibit 10(y), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.19 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation
                  (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.20 Firm Seasonal Transportation Agreement, dated February 1, 1992, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation amending Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.21 Service Agreement under Rate Schedule SS-1, dated April 1, 1988, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                  1994).

10.22 Firm Gas Transportation Agreement #5049 under Rate Schedule FT-A, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.23 Firm Gas Transportation Agreement #5051 under Rate Schedule FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.24 Gas Storage Contract #3998 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.25 Gas Storage Contract #3999 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.26 Gas Storage Contract #3923 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.27 Gas Storage Contract #3947 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.28 Service Agreement #902470 under Rate Schedule FT, dated September 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(hh), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.29 Service Agreement #904460 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.30 Service Agreement #904480 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.31 Service Agreement #904461 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.32 Service Agreement #904481 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ll), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.33 Service Agreement #S20140 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.34 Service Agreement #S20150 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.35 Service Agreement #904470 under Rate Schedule FT, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(oo), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.36 Service Agreement #904471 under Rate Schedule FT-NN, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(pp), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.37 Service Agreement #S20130 under Rate Schedule CSS, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.38 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.39 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.40 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.41 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.42 Firm Transportation Agreement, dated March 1, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.43 Firm Transportation Agreement, dated June 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(tt), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.44 Firm Storage Agreement, effective December 1, 1994, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(uu), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.45 Firm Storage Agreement, effective July 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(vv), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.46 Firm Storage Agreement, effective July 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(ww), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.47 Firm Transportation Agreement, dated September 26, 1994, between Atlanta Gas Light Company and South Georgia Natural Gas Company amending Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(xx), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.48 Firm Storage Agreement, effective July 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(yy), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.49 Firm Storage Agreement, effective July 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(zz), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.50 Firm Storage Agreement, effective January 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(z) and replacing Exhibit 10(u), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.51 Firm Storage Agreement, effective January 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(aa) and replacing Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.52 Gas Sales Agreement between Seller and Atlanta Gas Light Company, as Buyer (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1995).

10.53 FPS-1 Service Agreement, dated July 9, 1996, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.54 Amendment to FS Agreement, dated September 13, 1994, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.54, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.55 Amendment to Letter Agreement, dated July 13, 1994, among and between Southern Natural Gas Company, Atlanta Gas Light Company and Chattanooga Gas Company (Exhibit 10.55, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.56 Three-party agreement between ANR Storage Company, Atlanta Gas Light Company and Southern Natural Gas Company, effective November 1, 1994 (Exhibit 10.56, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.57 Displacement Service Agreement, effective December 15, 1996, between Washington Gas Light Company and Atlanta Gas Light Company (Exhibit 10.57, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.58 Amendment to Firm Storage Agreement, effective July 26, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibit 10(jj) , Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.58, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.59 Amendatory Agreement, effective August 23, 1996, between Southern Natural Gas Company and Atlanta Gas Light Company amending Exhibits 10(ee), 10(ff), 10(hh) and 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.59, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.60 Service Agreement and Amendments under Rate Schedule FS between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation.

10.61 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company.

10.62 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Chattanooga Gas Company and East Tennessee Natural Gas Company.

13                Portions  of the AGL  Resources  Inc.  1997  Annual  Report to
                  Shareholders.

21                Subsidiaries of AGL Resources Inc.

23                Independent Auditors' Consent.

24                Powers of Attorney (included with Signature Page hereto).

27                Financial Data Schedule.


(b)    Reports on Form 8-K

                On September 8, 1997, AGL Resources filed a Current Report on Form 8-K dated September 8, 1997, containing: "Item 5 - Other Events"; Exhibit 99 - Form of Press Release, dated September 8, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 1997.

                                           AGL RESOURCES INC.



                                   By:     /s/ David R. Jones
                                           David R. Jones
                                           President and Chief Executive Officer



                               POWERS OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David R. Jones, J. Michael Riley and Albert G. Norman, Jr., and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and any and all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 7, 1997.

       Signatures                    Title




/s/David R. Jones                    President and Chief Executive Officer
David R. Jones                       (Principal Executive Officer) and Director







/s/J. Michael Riley                  Vice President and Chief Financial Officer
J. Michael Riley                    (Principal Accounting and Financial Officer)

/s/Frank Barron, Jr.                 Director
Frank Barron, Jr.



/s/W. Waldo Bradley                  Director
W. Waldo Bradley


/s/Otis A. Brumby, Jr.               Director
Otis A. Brumby, Jr.


/s/L.L. Gellerstedt, III             Director
L.L. Gellerstedt, III


/s/Albert G. Norman, Jr              Director
Albert G. Norman, Jr.


/s/D. Raymond Riddle                 Director
D. Raymond Riddle


/s/Betty L. Siegel                   Director
Betty L. Siegel


/s/Ben J. Tarbutton, Jr.             Director
Ben J. Tarbutton, Jr.


/s/Charles McKenzie Taylor           Director
Charles McKenzie Taylor


/s/Felker W. Ward, Jr.               Director
Felker W. Ward, Jr.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of AGL Resources Inc.:

We have audited the consolidated balance sheets of AGL Resources Inc. and its subsidiaries as of September 30, 1997 and 1996, and the related statements of consolidated income, common stock equity, and cash flows for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 7, 1997 (November 26, 1997 as to Note 14); such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of AGL Resources Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of AGL Resources Inc.'s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 7, 1997
(November 26, 1997 as to Note 14)

                                                                     SCHEDULE II
                      AGL RESOURCES INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNT
                      ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                  (IN MILLIONS)


--------------------------------------------------------------------------------
                                      1997           1996           1995
--------------------------------------------------------------------------------

Balance, beginning of year           $ 2.8          $ 4.4          $ 2.8
Additions:
    Provisions charged to income       9.8            4.7            5.3
    Recovery of accounts
     previously written off
     as uncollectible                  7.1            8.6            6.6
--------------------------------------------------------------------------------
        Total                         19.7           17.7           14.7

Deduction:
    Accounts written off
     as uncollectible                 17.1           14.9           10.3
--------------------------------------------------------------------------------

Balance, end of year                 $ 2.6          $ 2.8           $4.4
--------------------------------------------------------------------------------

                                Index to Exhibits

Exhibit
Number                                Description

3.1 Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

3.2                Bylaws, as amended and restated on February 7, 1997.

4.1 Specimen form of Common Stock certificate (Exhibit 4.1, Form 10-K for the fiscal year ended September 30, 1996).

4.2                Specimen  form of Right  certificate  (Exhibit  1, 8-K  filed
                   March 6, 1996).

4.3 Indenture, dated as of December 1, 1989, between Atlanta Gas Light Company and Bankers Trust Company, as Trustee (Exhibit 4(a), Atlanta Gas Light Company Registration Statement on Form S-3, No. 33-32274).

4.4 First Supplemental Indenture, dated as of March 16, 1992, between Atlanta Gas Light Company and NationsBank of Georgia, National Association, as Successor Trustee (Exhibit 4(a), Atlanta Gas Light Company Registration Statement on Form S-3, No. 33-46419).

10.1               Executive Compensation Plans and Arrangements.

10.1.a Executive Severance Pay Plan of AGL Resources Inc. (Exhibit 10.1.a, Form 10-K for the fiscal year ended September 30,
                   1996).

10.1.b AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.1.c First Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5, 1993).

10.1.d Second Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

10.1.e Third Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.f Fourth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

10.1.g Fifth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

10.1.h AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10(a), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.1.i             First  Amendment  to  the  AGL  Resources  Inc.  Nonqualified
                   Savings Plan.

10.1.j             Second  Amendment  to the  AGL  Resources  Inc.  Nonqualified
                   Savings Plan.

10.1.k AGL Resources Inc. Non-Employee Directors Equity Compensation Equity Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.2 Service Agreement under Rate Schedule GSS dated April 13, 1972, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(c), Registration No. 2-48297).

10.3 Service Agreement under Rate Schedule LG-A, effective August 16, 1974, between Atlanta Gas light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(d), Registration No. 2-58971).

10.4 Storage Transportation Agreement, dated June 1, 1979, between Atlanta Gas Light Company and Southern Natural Gas Company, (Exhibit 5(n), Registration No. 2-65487).

10.5 Letter of Intent dated September 18, 1987, between Atlanta Gas Light Company and Jupiter Industries, Inc. relating to the purchase by Atlanta Gas Light Company of the assets of the Chattanooga Gas Company Division of Jupiter Industries, Inc. (Exhibit 10(p), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1987).

10.6 Agreement for the Purchase of Assets dated April 5, 1988, between Atlanta Gas Light Company and Jupiter Industries, Inc., (Exhibit 10(q), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1988).

10.7 100 Day Storage Service Agreement, dated June 1, 1979, between Atlanta Gas Light Company and South Georgia Natural Gas Company, (Exhibit 10(r), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1989).

10.8 Service Agreement under Rate Schedule LSS, dated October 31, 1984, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                   1989).

10.9 Storage Transportation Agreement, dated June 1, 1979, between Atlanta Gas Light Company and South Georgia Natural Gas Company, (Exhibit 10(v), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990).

10.10 Firm Seasonal Transportation Agreement, dated June 29, 1990, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                   1990).

10.11 Service Agreement under Rate Schedule WSS, dated June 1, 1990, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                   1990).

10.12 Limited-Term Transportation Agreement Contract # A970 dated April 1, 1988, between Atlanta Gas Light Company and CNG Transmission Corporation, (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                   1991).

10.13 Service Agreement System Contract #.2271 under Rate Schedule FT, dated August 1, 1991, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.14 Service Agreement System Contract #.4984 dated August 1, 1991, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                   1991).

10.15 Service Agreement Contract #830810 under Rate Schedule FT, dated March 1, 1992, between Atlanta Gas Light Company and South Georgia Natural Gas Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.16 Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.17 Firm Gas Transportation Agreement under Rate Schedule FT-1, dated July 1, 1992, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.18 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated October 25, 1993, between Atlanta Gas Light Company and CNG Transmission Corporation (Exhibit 10(y), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.19 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.20 Firm Seasonal Transportation Agreement, dated February 1, 1992, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation amending Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.21 Service Agreement under Rate Schedule SS-1, dated April 1, 1988, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
                   1994).

10.22 Firm Gas Transportation Agreement #5049 under Rate Schedule FT-A, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.23 Firm Gas Transportation Agreement #5051 under Rate Schedule FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.24 Gas Storage Contract #3998 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.25 Gas Storage Contract #3999 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.26 Gas Storage Contract #3923 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.27 Gas Storage Contract #3947 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.28 Service Agreement #902470 under Rate Schedule FT, dated September 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(hh), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.29              Service  Agreement  #904460  under Rate  Schedule  FT,  dated
                   November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.30              Service  Agreement  #904480  under Rate  Schedule  FT,  dated
                   November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.31 Service Agreement #904461 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.32 Service Agreement #904481 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ll), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.33 Service Agreement #S20140 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.34 Service Agreement #S20150 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.35 Service Agreement #904470 under Rate Schedule FT, dated November 1, 1994, between Chattanooga Gas Company and
                   Southern Natural Gas Company (Exhibit 10(oo), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.36 Service Agreement #904471 under Rate Schedule FT-NN, dated November 1, 1994, between Chattanooga Gas Company and
                   Southern Natural Gas Company (Exhibit 10(pp), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.37 Service Agreement #S20130 under Rate Schedule CSS, dated November 1, 1994, between Chattanooga Gas Company and
                   Southern Natural Gas Company (Exhibit 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.38 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.39 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.40 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.41 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.42 Firm Transportation Agreement, dated March 1, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.43 Firm Transportation Agreement, dated June 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(tt), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.44 Firm Storage Agreement, effective December 1, 1994, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(uu), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.45 Firm Storage Agreement, effective July 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(vv), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.46 Firm Storage Agreement, effective July 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(ww), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.47 Firm Transportation Agreement, dated September 26, 1994, between Atlanta Gas Light Company and South Georgia Natural Gas Company amending Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(xx), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.48 Firm Storage Agreement, effective July 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(yy), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.49 Firm Storage Agreement, effective July 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(zz), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.50 Firm Storage Agreement, effective January 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(z) and replacing Exhibit 10(u), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.51 Firm Storage Agreement, effective January 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(aa) and replacing Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.52 Gas Sales Agreement between Seller and Atlanta Gas Light Company, as Buyer (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1995).

10.53 FPS-1 Service Agreement, dated July 9, 1996, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.54 Amendment to FS Agreement, dated September 13, 1994, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.54, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.55 Amendment to Letter Agreement, dated July 13, 1994, among and between Southern Natural Gas Company, Atlanta Gas Light Company and Chattanooga Gas Company (Exhibit 10.55, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.56 Three-party agreement between ANR Storage Company, Atlanta Gas Light Company and Southern Natural Gas Company, effective November 1, 1994 (Exhibit 10.56, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.57 Displacement Service Agreement, effective December 15, 1996, between Washington Gas Light Company and Atlanta Gas Light Company (Exhibit 10.57, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.58 Amendment to Firm Storage Agreement, effective July 26, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibit 10(jj) , Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.58, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.59 Amendatory Agreement, effective August 23, 1996, between Southern Natural Gas Company and Atlanta Gas Light Company amending Exhibits 10(ee), 10(ff), 10(hh) and 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.59, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.60 Service Agreement and Amendments under Rate Schedule FS between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation.

10.61 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company.

10.62 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Chattanooga Gas Company and East Tennessee Natural Gas Company.

13                 Portions of the AGL  Resources  Inc.  1997  Annual  Report to
                   Shareholders.

21                 Subsidiaries of AGL Resources Inc.

23                 Independent Auditors' Consent.

24                 Powers of Attorney (included with Signature Page hereto).

27                 Financial Data Schedule.