Form 10-Q
period 1997-12-31
AGL RESOURCES INC
filed 1998-02-17
CIK 1004155

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended December 31, 1997



Commission          Registrant; State of Incorporation;      I.R.S. Employer
File Number         Address; and Telephone Number         Identification  Number

1-14174             AGL RESOURCES INC.                         58-2210952
                    (A Georgia Corporation)
                    303 PEACHTREE STREET, NE
                    ATLANTA, GEORGIA  30308
                    404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997.


Common Stock, $5.00 Par Value
Shares Outstanding at December 31, 1997 ..............................56,799,765

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 1997


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

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                 AGL RESOURCES INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED INCOME STATEMENTS
                                            FOR THE THREE MONTHS AND TWELVE MONTHS ENDED
                                                      DECEMBER 31, 1997 AND 1996
                                                   (MILLIONS, EXCEPT PER SHARE DATA)
                                                                 (UNAUDITED)


                                                                         Three Months                           Twelve Months
                                                                -------------------------------        -----------------------------
                                                                        1997            1996                   1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                    $ 402.3         $ 379.6                $1,310.3       $1,271.0
Cost of Gas                                                             257.1           231.1                   792.5          762.6
-----------------------------------------------------------------------------------------------------------------------------------
Operating Margin                                                        145.2           148.5                   517.8          508.4
-----------------------------------------------------------------------------------------------------------------------------------

Other Operating Expenses                                                 92.8            88.3                   354.1          345.1
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                         52.4            60.2                   163.7          163.3
-----------------------------------------------------------------------------------------------------------------------------------
Other Income                                                              5.2             2.4                    13.2           15.1
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest and Income Taxes                                  57.6            62.6                   176.9          178.4
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense and Preferred Stock Dividends
      Interest expense                                                   14.1            13.6                    52.7           49.9
      Dividends on preferred stock of subsidiaries                        2.4             1.1                     7.5            4.4
-----------------------------------------------------------------------------------------------------------------------------------
          Total interest expense and preferred stock
              dividends                                                  16.5            14.7                    60.2           54.3
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                               41.1            47.9                   116.7          124.1
-----------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                                             15.4            18.3                    43.9           48.0
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $ 25.7          $ 29.6                  $ 72.8         $ 76.1
===================================================================================================================================

Basic and Diluted Earnings Per Share
      of Common Stock  (See Note 7)                                    $ 0.45          $ 0.53                  $ 1.29         $ 1.37

Cash Dividends Paid Per Share of  Common Stock                         $ 0.27          $ 0.27                  $ 1.08        $ 1.065






                                                       See notes to condensed consolidated financial statements.

                                                  AGL RESOURCES INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                (MILLIONS)


                                                                                    (Unaudited)
                                                                                    December 31,           September 30,
                                                                                ----------------------     -------------
ASSETS                                                                          1997             1996              1997
------------------------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                                $ 7.9            $ 1.1             $ 4.8
      Receivables (less allowance for uncollectible accounts
          of $5.0 at December 31, 1997, $3.9 at December 31,
          1996, and $2.6 at September 30, 1997)                                225.8            222.9              93.9
      Inventories
          Natural gas stored underground                                       109.3            113.1             151.8
          Liquefied natural gas                                                 17.7             17.4              17.5
          Materials and supplies                                                 6.7              6.5               8.2
          Other                                                                  6.3              2.8               6.0
      Deferred purchased gas adjustment                                         33.1             31.4               8.5
      Other                                                                      1.9             10.0               2.0
------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                 408.7            405.2             292.7
------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant                                                          2,091.3          1,982.7           2,069.1
      Less accumulated depreciation                                            661.4            615.8             648.8
------------------------------------------------------------------------------------------------------------------------
         Utility plant - net                                                 1,429.9          1,366.9           1,420.3
------------------------------------------------------------------------------------------------------------------------
    Nonutility property                                                        108.2             88.0             105.8
      Less accumulated depreciation                                             30.9             27.0              29.5
------------------------------------------------------------------------------------------------------------------------
          Nonutility property - net                                             77.3             61.0              76.3
------------------------------------------------------------------------------------------------------------------------
          Total property, plant and equipment - net                          1,507.2          1,427.9           1,496.6
------------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs                                  53.3             40.7              55.0
      Investment in joint ventures                                              37.2             33.2              32.7
      Unrecovered Integrated Resource Plan costs                                 1.3              9.6               2.0
      Other                                                                     42.5             37.2              46.0
------------------------------------------------------------------------------------------------------------------------
          Total deferred debits and other assets                               134.3            120.7             135.7
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $ 2,050.2        $ 1,953.8         $ 1,925.0
========================================================================================================================





                                             See notes to condensed consolidated financial statements.

                                                         AGL RESOURCES INC. AND SUBSIDIARIES
                                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                      (MILLIONS)


                                                                            (Unaudited)
                                                                            December 31,          September 30,
                                                                          ----------------------     -------------
LIABILITIES AND CAPITALIZATION                                             1997            1996             1997
------------------------------------------------------------------------------------------------------------------
Current Liabilities
      Accounts payable-trade                                              $ 96.6         $ 107.5           $ 65.1
      Short-term debt                                                      150.5           188.8             29.5
      Redemption requirements on preferred stock                                             0.3             44.5
      Customer deposits                                                     31.6            29.9             29.2
      Interest                                                              19.2            18.4             29.6
      Taxes                                                                 30.3            24.0             19.1
      Other                                                                 29.4            32.7             26.4
------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                        357.6           401.6            243.4
------------------------------------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes                                          188.6           170.0            191.7
------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs                                  37.3            31.3             37.3
      Accrued pension costs                                                                  6.6
      Accrued postretirement benefits costs                                 36.9            34.5             34.3
      Deferred credits                                                      59.7            60.5             61.9
------------------------------------------------------------------------------------------------------------------
          Total long-term liabilities                                      133.9           132.9            133.5
------------------------------------------------------------------------------------------------------------------
Capitalization
      Long-term debt                                                       660.0           584.5            660.0
      Subsidiary obligated mandatorily redeemable
          preferred securities                                              74.3                             74.3
      Preferred stock of subsidiary, cumulative $100 par or
          stated value, shares issued and outstanding of
          0.6 at December 31, 1996                                                          58.5
      Common stock, $5 par value, shares issued and
          outstanding of 56.8 at December 31, 1997, 55.9 at                635.8           606.3            622.1
          December 31, 1996, and 56.6 at September 30, 1997
------------------------------------------------------------------------------------------------------------------
          Total capitalization                                           1,370.1         1,249.3          1,356.4
------------------------------------------------------------------------------------------------------------------
Total Liabilities and Capitalization                                   $ 2,050.2       $ 1,953.8        $ 1,925.0
==================================================================================================================






                                     See notes to condensed consolidated financial statements.

                                                       AGL RESOURCES INC. AND SUBISIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS AND TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                                                    (MILLIONS)
                                                                   (UNAUDITED)


                                                                    Three Months                       Twelve Months
                                                             ----------------------------        -------------------------
                                                                    1997          1996                  1997          1996
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income                                                   $ 25.7        $ 29.6                $ 72.8        $ 76.1
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization                              18.4          17.4                  71.2          68.3
          Deferred income taxes                                      (1.3)          2.6                  16.3          26.3
          Non-cash compensation expense                               0.3           0.3                   2.2           0.1
          Other                                                      (0.6)         (0.2)                 (2.4)         (0.8)
      Changes in certain assets and liabilities                     (72.4)        (84.0)                 (4.3)        (57.8)
--------------------------------------------------------------------------------------------------------------------------
            Net cash flow from operating
              activities                                            (29.9)        (34.3)                155.8         112.2
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses                           0.7           0.3                   2.2           1.8
      Sale of preferred securities, net of expenses                                                      74.3
      Sale of long-term debt                                                       30.0                  75.5          30.0
      Short-term borrowings, net                                    121.0          36.8                 (39.8)         32.5
      Redemptions and purchase fund requirements
              of preferred securities                               (44.5)                              (59.2)
      Dividends paid on common stock                                (13.0)        (12.6)                (51.2)        (49.5)
--------------------------------------------------------------------------------------------------------------------------
            Net cash flow from financing
              activities                                             64.2          54.5                   1.8          14.8
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures                                    (25.2)        (29.0)               (119.7)       (134.0)
      Non-utility plant expenditures                                 (2.5)         (0.3)                (25.5)         (1.2)
      Cash received from joint ventures                               0.3           0.1                   2.2           2.9
      Investment in joint ventures                                   (3.0)          0.5                  (4.5)          0.9
      Cost of removal, net of salvage                                (0.8)          0.9                  (3.3)         (0.3)
--------------------------------------------------------------------------------------------------------------------------
            Net cash flow used in investing
              activities                                            (31.2)        (27.8)               (150.8)       (131.7)
--------------------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and
              cash equivalents                                        3.1          (7.6)                  6.8          (4.7)
            Cash and cash equivalents
              at beginning of period                                  4.8           8.7                   1.1           5.8
--------------------------------------------------------------------------------------------------------------------------
            Cash and cash equivalents
              at end of period                                      $ 7.9         $ 1.1                 $ 7.9         $ 1.1
==========================================================================================================================
Cash Paid During the Year for
      Interest                                                     $ 23.6        $ 21.0                $ 51.3        $ 46.4
      Income taxes                                                  $ 1.4         $ 0.2                $ 29.5        $ 19.5





                                              See notes to condensed consolidated financial statements.

                       AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation

           AGL Resources Inc. (AGL Resources), a Georgia corporation, became the holding company for Atlanta Gas Light Company (AGL), AGL's wholly owned natural gas utility subsidiary, Chattanooga Gas Company (Chattanooga), and AGL's nonregulated subsidiaries upon receipt of shareholder and regulatory approval on March 6, 1996. At that time each share of AGL common stock was converted into one share of AGL Resources common stock, and AGL became the primary subsidiary of AGL Resources. AGL comprises substantially all of AGL Resources' assets, revenues, and earnings. The consolidated financial statements of AGL Resources include the financial statements of AGL, Chattanooga, and the nonregulated subsidiaries as though AGL Resources had existed in all periods shown and had owned all of AGL's outstanding common stock prior to March 6, 1996. Intercompany balances and transactions have been eliminated.

2.    Subsidiaries

           Unless noted specifically or otherwise required by the context, references to AGL Resources include AGL, AGL Interstate Pipeline Company (AGL Interstate Pipeline), AGL Peaking Services, Inc. (AGL Peaking Services), and AGL Resources' nonregulated subsidiaries. AGL Resources engages in natural gas distribution through AGL and AGL's wholly owned subsidiary, Chattanooga. AGL is a public utility that distributes and transports natural gas in Georgia and Tennessee and is subject to regulation by the Georgia Public Service Commission (Georgia Commission) and the Tennessee Regulatory Authority (TRA), with respect to its rates for service, maintenance of its accounting records, and various other matters. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which give appropriate recognition to the rate-making and accounting practices and policies of the Georgia Commission and the TRA.

           AGL Resources engages in nonregulated business activities through its wholly owned subsidiaries, AGL Energy Services, Inc. (AGL Energy Services), a gas supply services company; AGL Investments, Inc. (AGL Investments), a subsidiary established to develop and manage certain nonregulated businesses; The Energy Spring, Inc., a retail energy marketing company; and AGL Resources Service Company. AGL Energy Services has one nonregulated subsidiary, Georgia Gas Company. AGL Investments has six nonregulated subsidiaries: AGL Propane, Inc. (formerly known as Georgia Gas Service Company) (AGL Propane); AGL Consumer Services, Inc.; AGL Gas Marketing, Inc.; AGL Power Services, Inc.; AGL Energy Wise Services, Inc. and Trustees Investments, Inc.

3.   Interim Financial Statements

           In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring accruals necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of AGL Resources for the fiscal years ended September 30, 1997, and September 30, 1996. Certain 1996 amounts have been reclassified for comparability with 1997 amounts.

4.   Earnings

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

5.   Environmental Matters - AGL

           AGL has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGL has identified three other sites in Georgia which AGL does not own, but that may have been associated with the operation of MGPs by AGL or its predecessors.

           Those sites are potentially subject to a variety of regulatory programs. AGL's response to MGP sites in Georgia is proceeding under two state regulatory programs: the Georgia Hazardous Waste Management Act
     (HWMA) and the Hazardous Site Response Act (HSRA). AGL is planning to undertake some degree of response action, under one or both of those programs, at most of the Georgia sites.

           AGL also has identified three sites in Florida which may have been associated with AGL or its predecessors. AGL does not own any of the former MGP sites in Florida. However, AGL has been contacted by the current owners of two of those sites. In addition, AGL has received a "Special Notice Letter" from the U.S. Environmental Protection Agency (EPA) with respect to one of the two sites and a "General Notice Letter" with respect to the other. AGL expects to undertake some degree of response action at those two sites. AGL currently is negotiating with both regulatory authorities and other potentially responsible parties to determine the extent of its responsibility for the two sites.

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

           AGL has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGL of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. A regulatory asset in the amount of $53.3 million has been recorded in the financial statements to reflect the recovery of those costs through the ERCRR.

           In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites, and environmental response costs that have been incurred for purposes of the ERCRR. The Georgia Commission has scheduled a hearing for March 16, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission is to consider whether the term "Environmental Response Costs" should include punitive damages, whether AGL should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation.

           Second, AGL intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. During the twelve month period ended December 31, 1997, AGL recovered $4.6 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGL recognized other income of $1.1 million and established regulatory liabilities for the remainder of the recoveries.

           On February 10, 1995, a class action lawsuit captioned Trinity Christian Methodist Episcopal Church, et al. v. Atlanta Gas Light Company, No. 95-RCCV-93, was filed in the Superior Court of Richmond County,
     Georgia, seeking to recover for damage to property owned by persons adjacent to and nearby the former MGP site in Augusta, Georgia. On December 13, 1996, the parties reached a preliminary settlement, which was approved by the Court on April 15, 1997. Pursuant to the settlement, there is a claims process before an umpire to determine either the full fair market value of properties tendered to AGL or the diminution in fair market value of properties not tendered to AGL. Settlements have been paid to 188 property owners in the class totaling approximately $2.9 million, including legal fees and expenses of the plaintiffs. There are seven settlements yet to be paid. One settlement of approximately $64,000, including attorney's fees, is pending reconsideration, and AGL has filed motions to vacate six settlements totaling approximately $4.3 million. Orders were entered denying the motions to vacate. AGL has filed notices of appeal with the Georgia Court of Appeals seeking to reverse the denial of the motions to vacate.

6.   Competition - AGL

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

           Pursuant to the approved settlement, AGL has filed and is providing service pursuant to 55 Negotiated Contracts. Additionally, AGL is providing service pursuant to six Special Contracts.

           On November 27, 1996, the TRA approved an experimental rule allowing Chattanooga to negotiate contracts with large commercial and industrial customers who have long-term competitive options, including bypass. The experimental rule provides that before any such customer is allowed a discounted rate, both the large customer and Chattanooga must petition the TRA for approval of the rates set forth in the contract. On October
     7, 1997, the TRA denied petitions filed by Chattanooga and four large customers for discounted rates pursuant to the experimental rule upon a finding that customer bypass was not imminent. On January 14, 1998, however, the FERC issued an order authorizing the bypass of Chattanooga by Southern Natural Gas Company (Southern) to serve an interruptible customer. AGL is continuing to negotiate with the customer to determine whether a compromise can be reached to retain the customer, and Southern has not yet constructed the facilities necessary to complete the bypass. Management does not expect the order issued by the FERC to have a material adverse effect on the consolidated financial statements of AGL Resources.

           Atlanta Gas Light Company - Unbundling and Rate Filing. The Natural Gas Competition and Deregulation Act (Georgia Gas Act) was signed into law on April 14, 1997. The act provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia.

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

           The Georgia Gas Act provides a transition period leading to a condition of effective competition in all natural gas markets. AGL, as an electing distribution company, will unbundle all services to its natural gas customers, allocate firm delivery capacity to certificated marketers selling the gas commodity and create a secondary market for interruptible transportation capacity. Certificated marketers, including nonregulated affiliates of AGL, will compete to sell natural gas to all customers at market-based prices. AGL will continue to provide intrastate delivery of gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. As a result of the election to be subject to the Georgia Gas Act, it is expected that the purchased gas adjustment provisions included in AGL's rate schedules will be discontinued during fiscal 1999. The November 26, 1997 filing contains a provision to true-up any over-recovery or under-recovery that may exist at the time such purchased gas adjustment provisions are discontinued. Accordingly, AGL will no longer defer any over-recoveries or under-recoveries of gas costs when the purchased gas adjustment provisions are discontinued. In addition, the Georgia Commission will continue to regulate safety, access and quality of service pursuant to an alternative form of regulation.

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

           Hearings in this proceeding are scheduled for the weeks of March 9, 1998, April 28, 1998 and May 18, 1998, and a decision by the Georgia Commission is expected in June 1998.

           Pursuant to the Georgia Gas Act, the Georgia Commission issued rules and regulations on December 30, 1997, for certification of marketers and assignment of firm customers to marketers for customers who ultimately do not select a marketer after competition is fully developed. Additionally, the Georgia Commission issued a Notice of Inquiry to address certain aspects of random assignment of customers and marketer certification not fully resolved in the rulemakings.

     7.     Earnings Per Share

           In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share. AGL Resources adopted SFAS 128 in October 1997.

           Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding. The average number of common shares used in the calculation of basic earnings per share and the weighted average number of shares and common stock equivalent shares used in the calculation of diluted earnings per share for the three-month and twelve-month periods ended December 31, 1997 and 1996, were as follows:

                                         (In millions)
                                      Basic         Diluted
     Three-months ended
     December 31, 1997                56.7             56.8
     December 31, 1996                55.8             55.9

     Twelve-months ended
     December 31, 1997                56.3             56.4
     December 31, 1996                55.5             55.6

           The only common stock equivalent shares are those related to stock options outstanding during the respective years whose exercise price was less than the average market price of the common shares for the respective periods. Additional options to purchase common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of those options was greater than the average market price of the common shares for the respective periods.

     8.    Accounting Developments

           During its July 1997 meeting, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) concluded that once legislation is passed to deregulate a segment of a utility and that legislation includes sufficient detail for the enterprise to determine how the transition plan will affect that segment, Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), should be discontinued for that segment. The state of Georgia has enacted legislation, the Georgia Gas Act, that allows for the deregulation of the merchant function and unbundling of certain ancillary services of local gas distribution companies. AGL has filed its election to become an electing distribution company. The rates to transport natural gas through the intrastate pipe system of the local gas distribution company will be regulated by the Georgia Commission. Since AGL's regulatory assets and liabilities associated with its gas distribution activities continue to be regulated, AGL has determined that the continued application of SFAS 71 related to those distribution activities remains appropriate. See Part II, Item 5 - "Other Information, State Regulatory Matters" in this Form 10-Q.

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

           During November 1997, the EITF published Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." Issue No. 97-13 addresses costs which have been incurred by organizations related to advances in computer technologies. Some of the costs which have been incurred include consulting fees paid for business process reengineering and information technology transformation. The EITF concluded that these costs should be expensed as incurred rather than capitalized. The EITF requires items previously capitalized to be written off during the quarter which includes November 20, 1997. The impacts of applying the effects of this consensus were not significant to the financial results for the quarter ended December 31, 1997.

9.   Year 2000

           AGL Resources uses several computer application programs written over many years using two-digit year fields to define the applicable year, rather than four-digit year fields. Programs that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. That misinterpretation of the year could result in incorrect computation or computer shutdown.

           With the assistance of an independent consultant, AGL Resources has identified the systems that could be affected by the year 2000 issue and has developed a plan to resolve the issue. The plan provides for, among other things, the replacement or modification of existing data processing systems as necessary. Implementation of the plan has begun, and the cost estimates associated with the implementation are not expected to significantly impact AGL Resources' consolidated financial statements.

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

     Results of Operations

     Three-Month Periods Ended December 31, 1997 and 1996

           Explained below are the major factors that had a significant effect on results of operations for the three-month period ended December 31, 1997, compared with the same period in 1996.

           Operating revenues increased 6.0% for the three-month period ended December 31, 1997, compared with the same period in 1996 primarily due to
     (1) an increase in the cost of gas supply recovered from customers under the purchased gas provisions of AGL's rate schedules, as explained in the following paragraph, as a result of increased volumes of gas sold due to weather that was 36.5% colder than during the same period in 1996, (2) increased operating revenues attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997 and (3) growth in the number of customers served.

           AGL balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Under-recoveries or over-recoveries of gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 11.3% for the three-month period ended December 31, 1997, compared with the same period in 1996 primarily due to (1) increased volumes of gas sold as a result of weather that was 36.5% colder than during the same period in 1996 and (2) increased cost of gas attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997. The increase in the cost of gas was offset partly by a shift by certain interruptible customers from interruptible sales to transportation service.

           Operating margin decreased 2.2% for the three-month period ended December 31, 1997, compared with the same period in 1996 primarily due to
     (1) decreased consumption patterns not related to weather conditions attributable to AGL's firm-service customers and (2) decreased expenses pursuant to an Integrated Resource Plan (IRP) which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. The decrease in operating margin was offset partly by margins resulting from the acquisition of propane operations during February and June, 1997. Weather normalization adjustment riders (WNARs), approved by the Georgia Commission and the TRA, stabilized operating margin at the level which would occur with normal weather for the three-month periods ended December 31, 1997 and 1996. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

           Operating expenses increased 5.1% for the three-month period ended December 31, 1997, compared with the same period in 1996 primarily due to
     (1) operating expenses of propane operations acquired during February and June, 1997, (2) increased distribution maintenance expenses and (3) increased depreciation expense recorded as a result of increased depreciable property. The increase in operating expenses was offset partly by decreased expenses recovered pursuant to an IRP Cost Recovery Rider. AGL balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income.

           Other income increased $2.8 million primarily due to increased income from a gas marketing joint venture.

           Interest expense increased $0.5 million for the three-month period ended December 31, 1997, compared with the same period in 1996 primarily due to increased amounts of long-term debt outstanding during the period. The increase in interest expense was offset partly by decreased amounts of short-term debt outstanding.

           Dividends on preferred stock of subsidiaries increased $1.3 million for the three-month period ended December 31, 1997, compared with the same period in 1996 primarily due to dividend requirements related to the issuance of $75 million principal amount of Capital Securities in June 1997, as more fully described below within the caption "Financial Condition."

           Income taxes decreased $2.9 million for the three-month period ended December 31, 1997, compared with the same period in 1996 primarily due to decreased taxable income.

           Net income for the three-month period ended December 31, 1997, was $25.7 million, compared with net income of $29.6 million for the same period in 1996. Basic and diluted earnings per share of common stock were $0.45 for the three-month period ended December 31, 1997, compared with basic and diluted earnings per share of $0.53 for the same period in 1996. The decreases in net income and earnings per share were primarily due to
     (1) decreased operating margin, (2) increased operating expenses and (3) increased preferred dividend requirements. The decreases in net income and earnings per share were offset partly by increased other income.

     Twelve-Month Periods Ended December 31, 1997 and 1996

           Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended December 31, 1997, compared with the same period in 1996.

           Operating revenues increased 3.1% for the twelve-month period ended December 31, 1997, compared with the same period in 1996 primarily due to
     (1) increased operating revenues attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997, (2) increased operating revenues from a nonregulated gas supply services company formed in July 1996 and (3) growth in the number of customers served. The increase in operating revenues was offset substantially by a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. The utility's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, earnings are not affected.

           Cost of gas increased 3.9% for the twelve-month period ended December 31, 1997, compared with the same period in 1996 primarily due to (1) increased cost of gas attributable to a nonregulated retail marketing company formed in July 1996 and the acquisition of propane operations during February and June, 1997 and (2) increased cost of gas from a nonregulated gas supply services company formed in July 1996. The increase in cost of gas was offset substantially by a shift by certain interruptible customers from interruptible sales to transportation service.

           Operating margin increased 1.8% for the twelve-month period ended December 30, 1997, compared with the same period in 1996 primarily due to
     (1) an increase in operating margin attributable to a nonregulated gas supply services company formed in July 1996 and the acquisition of propane operations during February and June, 1997 and (2) growth in the number of customers served. The increase in operating margin was offset partly by decreased expenses pursuant to an IRP which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission. WNARs, approved by the Georgia Commission and the TRA, stabilized operating margin at the level which would occur with normal weather for the twelve-month periods ended December 31, 1997
     and  1996.  As a result  of the  WNARs,  weather conditions   experienced
     do not have a significant impact on the comparability of operating margin.

           Operating expenses increased 2.6% for the twelve-month period ended December 31, 1997, compared with the same period in 1996 primarily due to increased (1) depreciation expense recorded as a result of increased depreciable property, (2) uncollectible accounts expense and (3) maintenance of general plant. The increase in operating expenses was offset partly by decreased expenses recovered pursuant to an IRP Cost Recovery Rider. AGL balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income.

           Other income decreased $1.9 million for the twelve-month period ended December 31, 1997, compared with the same period in 1996 primarily due to
     (1) increased  carrying  costs on recoveries  from  insurance  carriers and third parties related to environmental response costs and (2) decreased income from a power marketing joint venture. The decrease in other income was offset partly by the recovery from utility customers of increased
     carrying   costs  not  included  in  base  rates  related  to  storage  gas inventories.

           Interest expense increased 5.6% for the twelve-month period ended December 31, 1997, compared with the same period in 1996 primarily due to increased amounts of long-term debt outstanding during the period. The increase in interest expense was offset partly by decreased amounts of short-term debt outstanding.

           Dividends on preferred stock of subsidiaries increased $3.1 million for the twelve-month period ended December 31, 1997, compared with the same period in 1996 primarily due to dividend requirements related to the issuance of $75 million principal amount of Capital Securities in June 1997 as more fully described below within the caption "Financial Condition."

           Income taxes decreased $4.1 million for the twelve-month period ended December 31, 1997, compared with the same period in 1996 primarily due to
     (1) decreased taxable income and (2) a decrease in the effective tax accrual rate as a result of payment of tax deductible interest on subordinated debt to fund dividends on Capital Securities issued in June 1997.

           Net income for the twelve-month period ended December 31, 1997, was $72.8 million, compared with net income of $76.1 million for the same period in 1996. Basic and diluted earnings per share of common stock was $1.29 for the twelve-month period ended December 31, 1997, compared with basic and diluted earnings per share of $1.37 for the same period in 1996. The decreases in net income and earnings per share were primarily due to
     (1) increased operating expenses, (2) increased interest expense and preferred dividend requirements and (3) decreased other income. The decreases in net income and earnings per share were offset partly by increased operating margin.

     Financial Condition

           AGL Resources' primary gas utility business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to December 31 as a result of colder weather. The utility also uses gas stored underground to serve its customers during periods of colder weather. As a result, accounts receivable increased $131.9 million and inventory of gas stored underground decreased $42.5 million during the quarter ended December 31, 1997. Accounts payable increased $31.5 million during the quarter ended December 31, 1997, primarily due to an increase in accounts payable to gas suppliers. Accounts payable decreased $10.9 million from December 31, 1996 to December 31, 1997, primarily due to a $8.5 million decrease in accounts payable to gas suppliers.

           The gas  purchasing  practices  of AGL are  subject  to review by the
     Georgia Commission under legislation enacted by the Georgia General Assembly (Gas Supply Plan Legislation). The Gas Supply Plan Legislation establishes procedures for review and approval, in advance, of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGL's approved Gas Supply Plan for fiscal year 1998, gas supply purchases are being recovered under the purchased gas provisions of AGL's rate schedules. The plan also allows recovery from the customers of AGL of Federal Energy Regulatory Commission's (FERC) Order No. 636 transition costs that are currently being charged by AGL's pipeline suppliers.

           Based on filings with the FERC by its pipeline suppliers, AGL currently estimates that its total portion of transition costs associated with the FERC's Order No. 636 from all of its pipeline suppliers will be approximately $104.8 million. Approximately $94.4 million of such costs has been incurred by AGL as of December 31, 1997, and is being recovered from its customers under the purchased gas provisions of AGL's rate schedules.

           AGL's Gas Supply Plan for fiscal year 1998 includes limited gas supply hedging activities. AGL is authorized to enter into an expanded program to hedge up to one half of its estimated monthly winter wellhead purchases and establish a price for those purchases at an amount other than the beginning of the month index price to create an additional element of diversification and price stability. The financial results of all hedging activities are passed through to firm service customers under the purchased gas provisions of AGL's rate schedules. Accordingly, there is no earnings impact as a result of the hedging program.

           Additionally, the approved plan contains a gas supply incentive mechanism for off-system and capacity release sales that is consistent with the incentive mechanism in the Georgia Gas Act signed into law on April 14, 1997, whereby AGL and the firm customers share in any benefits produced from incremental use of gas supply assets.

           As noted above, AGL recovers the cost of gas under the purchased gas provisions of its rate schedules. AGL was in an under-recovery position of $8.5 million as of September 30, 1997, an under-recovery position of $31.4 million as of December 31, 1996, and an under-recovery position of $33.1 million as of December 31, 1997. Under the provisions of the utility's rate schedules, any under-recoveries or over-recoveries of purchased gas costs are included in current assets or liabilities and have no effect on net income.

           The expenditures for plant and other property totaled $27.7 million for the three-month and $145.2 million for the twelve-month periods ended December 31, 1997, respectively. Effective February 1, 1997, AGL Propane, a subsidiary of AGL Investments, acquired eight related companies engaged in the retail sale and delivery of propane gas. Effective June 12, 1997, AGL Propane acquired a retail propane distribution company headquartered in Blairsville, Georgia through the issuance of common stock. Those acquisitions were accounted for using the purchase method of accounting.

           AGL has accrued liabilities of $37.3 million as of December 31, 1997, $31.3 million as of December 31, 1996, and $37.3 million as of September 30, 1997, for estimated future expenditures covering investigation and remediation of MGP sites which are expected to be made over a period of several years. The Georgia Commission has approved the recovery by AGL of Environmental Response Costs pursuant to the ERCRR. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR.

           The Georgia Commission has scheduled a hearing for March 16, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission is to consider whether the term "Environmental Response Costs" should include punitive damages, whether AGL should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

           In June 1997, AGL Capital Trust, a Delaware business trust (the Trust), of which AGL Resources owns all of the common voting securities, issued and sold to certain initial investors $75 million in principal amount of 8.17% Capital Securities (liquidation amount $1,000 per Capital Security), the proceeds of which were used to purchase from AGL Resources 8.17% Junior Subordinated Deferrable Interest Debentures due June 1, 2037. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures on the stated maturity date of June 1, 2037, upon the earlier occurrence of certain events or upon the optional prepayment by AGL Resources on or after June 1, 2007. AGL Resources has fully and unconditionally guaranteed all of the Trust's obligations with respect to the Capital Securities. Net proceeds to AGL Resources from the sale of the Junior Subordinated Debentures of $74.3 million was used to repay short-term debt, to redeem certain of AGL's outstanding issues of preferred stock and for other corporate purposes.

           On August 15, 1997, AGL redeemed its 4.5% Cumulative Preferred Stock, 4.72% Cumulative Preferred Stock, 5% Cumulative Preferred Stock, 7.84% Cumulative Preferred Stock, and 8.32% Cumulative Preferred Stock at the call price in effect for each issue for an aggregate principal amount of $14.7 million. Those issues of preferred stock have been retired in full. On December 1, 1997, AGL redeemed its 7.70% depositary preferred shares at the redemption price of $100 per share for an aggregate principal amount of $44.5 million.

           Long-term debt outstanding increased $75.5 million during the twelve-month period ended December 31, 1997, as a result of the issuance in July 1997 by AGL of the remaining $75.5 million of $300 million aggregate principal amount of Medium-Term Notes Series C. Net proceeds from the issuance of Medium-Term Notes were used to fund capital expenditures, to repay short-term debt and for other corporate purposes.

           Short-term debt increased $121.0 million for the three-month period ended December 31, 1997 primarily to meet increased working capital requirements and redemption requirements related to the 7.70% depositary preferred shares described above. Short-term debt decreased $38.3 million for the twelve-month period ended December 31, 1997 primarily due to the issuance of Capital Securities and long-term debt.

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

           On November 27, 1996, the TRA approved an experimental rule allowing Chattanooga to negotiate contracts with large commercial or industrial customers who have long-term competitive options, including bypass. The experimental rule provides that before any such customer is allowed a discounted rate, both the large customer and Chattanooga must petition the TRA for approval of the rates set forth in the contract. On October
     7, 1997, the TRA denied petitions filed by Chattanooga and four large customers for discounted rates pursuant to the experimental rule upon a finding that customer bypass was not imminent. On January 14, 1998, however, the FERC issued an order authorizing the bypass of Chattanooga by Southern to serve an interruptible customer. AGL is continuing to negotiate with the customer to determine whether a compromise can be reached to retain the customer, and Southern has not yet constructed the facilities necessary to complete the bypass. Management does not expect the order issued by the FERC to have a material adverse effect on the consolidated financial statements of AGL Resources.

           The Georgia Gas Act was signed into law on April 14, 1997. The act provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. On November 26, 1997, AGL filed with the Georgia Commission notice of its election to be subject to this new law and to establish separate rates for unbundled services. AGL filed contemporaneously an application with the Georgia Commission to have its distribution rates, charges, classifications and services regulated pursuant to performance-based regulation. The filing requests an increase in revenues of $18.6 million annually. The requested increase includes the costs to support changes in AGL's business systems to ensure reliable service to customers and that the systems are in place to serve new gas suppliers in the competitive marketplace. The Georgia Gas Act provides a transition period leading to a condition of effective competition in all natural gas markets. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

           On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system; to recover increased operation, maintenance and tax expenses; and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates was suspended until November 1, 1997. Hearings in the rate proceeding were scheduled to begin on October 13, 1997. On October 3, 1997, all parties to the proceeding filed a motion with the TRA requesting that the hearings be continued and that the suspended effective date for new rates be extended to afford an opportunity to pursue settlement discussions. The hearings in this proceeding began on February 9, 1998.

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

           With the assistance of an independent consultant, AGL Resources has identified the systems that could be affected by the year 2000 issue and has developed a plan to resolve the issue. The plan provides for, among other things, the replacement or modification of existing data processing systems as necessary. Implementation of the plan has begun and the cost estimates associated with the implementation of the plan are not expected to significantly impact AGL Resources' consolidated financial statements.

           Management believes that with the appropriate modification, AGL Resources will be able to operate its time-sensitive business systems through the turn of the century.

     Accounting Developments

           In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (SFAS 128), which establishes standards for computing and presenting earnings per share. AGL Resources adopted SFAS 128 in October 1997. See
     Note 7 in Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

           During its July 1997 meeting, the Financial Accounting Standard Board's Emerging Issues Task Force (EITF) concluded that once legislation is passed to deregulate a segment of a utility and that legislation includes sufficient detail for the enterprise to determine how the transition plan will affect that segment, Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), should be discontinued for that segment. The state of Georgia has enacted legislation, the Georgia Gas Act, that allows for the deregulation of the merchant function and unbundling of certain ancillary services of local gas distribution companies. AGL has filed its election to become an electing distribution company. The rates to transport natural gas through the intrastate pipe system of the local gas distribution company will be regulated by the Georgia Commission. Since AGL's regulatory assets and liabilities associated with its gas distribution activities continue to be regulated, AGL has determined that the continued application of SFAS 71 related to those distribution activities remains appropriate.

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

           During November 1997, the EITF published Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." Issue No. 97-13 addresses costs which have been incurred by organizations related to advances in computer technologies. Some of the costs which have been incurred include consulting fees paid for business process reengineering and information technology transformation. The EITF concluded that these costs should be expensed as incurred rather than capitalized. The EITF requires items previously capitalized to be written off during the quarter which includes November

     20, 1997. The impacts of applying the effects of this consensus were not significant to the financial results for the quarter ended December 31, 1997.


     PART II -- OTHER INFORMATION

           "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and should be read in conjunction therewith.

     ITEM 1.  LEGAL PROCEEDINGS
              See Item 5.

     ITEM 5.  OTHER INFORMATION

     Federal Regulatory Matters

           FERC Order 636 Transition Costs Settlement Agreements. Based on filings with the FERC by its pipeline suppliers, AGL currently estimates that its total portion of transition costs associated with the FERC's Order No. 636 from all of its pipeline suppliers will be approximately $104.8 million. Approximately $94.4 million of such costs has been incurred by AGL as of December 31, 1997, and is being recovered from its customers under the purchased gas provisions of AGL's rate schedules.

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

           Southern. As noted above, the FERC's orders approving Southern's restructuring settlement, which resolves all issues between AGL and Southern for Southern's outstanding rate proceedings, are final and no longer subject to judicial review.

           ANR Pipeline. On October 17, 1997, ANR filed a proposed settlement of its current rate case which, if approved, will provide AGL with reductions of approximately $3 million in rates, prospectively, as well as rate refunds.

           Other FERC Proceedings. Tennessee has filed for authority to replace an existing no-fee transportation service performed on behalf of Southern's injections and withdrawals at the Bear Creek storage facility, which is jointly owned by Southern and Tennessee, with service under Tennessee's generally applicable firm transportation rate schedule at Tennessee's generally applicable firm transportation rate. AGL has filed comments opposing Tennessee's proposal, due to the likely effect of the proposal on Southern's rates to AGL and due to the possible effect of the change in the terms and conditions of the service on Southern's no-notice firm transportation service to AGL, which relies in part upon the Bear Creek storage facility.

        AGL cannot predict the outcome of those federal proceedings nor determine the ultimate effect, if any, such proceedings may have on AGL.

     State Regulatory Matters

           Atlanta Gas Light Company - Unbundling and Rate Filing. The Georgia Gas Act was signed into law on April 14, 1997. The act provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia.

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

           The Georgia Gas Act provides marketing standards and rules of business practice designed to ensure the benefits of a competitive natural gas market are available to all customers on AGL's system. The act imposes on marketers an obligation to serve with a corresponding universal service fund that provides a funding mechanism for uncollectible accounts and enables AGL to expand its facilities and serve the public interest.

           Hearings in this proceeding are scheduled for the weeks of March 3, 1998, April 28, 1998 and May 18, 1998, and a decision by the Georgia Commission is expected in June 1998.

           Pursuant to the Georgia Gas Act, the Georgia Commission issued rules and regulations on December 30, 1997, for certification of marketers and assignment of firm customers to marketers for customers who ultimately do not select a marketer after competition is fully developed. Additionally, the Georgia Commission issued a Notice of Inquiry to address certain aspects of random assignment of customers and marketer certification not fully resolved in the rulemakings.

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

           Atlanta Gas Light Company - Other. On January 8, 1998, the Georgia Commission issued a Procedural and Scheduling Order to establish a schedule for certain hearings and pre-hearings in connection with alleged pipeline safety violations. Hearings in this proceeding have been scheduled for March 31 and April 1, 1998. On January 16, 1998, AGL filed with the Georgia Commission a petition for reconsideration of the order citing the Georgia Commission's violation of its rules by denying AGL the opportunity to respond to the alleged safety violations in the manner prescribed by such rules. The petition for reconsideration is still pending.

           Chattanooga Gas Company - Rate Filing. On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase would be used to improve and expand Chattanooga's natural gas distribution system; to recover increased operation, maintenance and tax expenses; and, to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates was suspended until November 1, 1997. Hearings in the rate proceeding were scheduled to begin on October 13, 1997. On October 3, 1997, all parties to the proceeding filed a motion with the TRA requesting that the hearings be continued and that the suspended effective date for new rates be extended to afford an opportunity to pursue settlement discussions. On October 7, 1997, the TRA granted the motion. The hearings in this proceeding began on February 9, 1998.

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

           Those sites are potentially subject to a variety of regulatory programs. AGL's response to MGP sites in Georgia is proceeding under two state regulatory programs, HWMA and HSRA, as previously defined in Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. AGL is planning to undertake some degree of response action, under one or both of those programs, at most of the Georgia sites.

           AGL also has identified three sites in Florida which may have been associated with AGL or its predecessors. AGL does not own any of the former MGP sites in Florida. However, AGL has been contacted by the current owners of two of those sites. In addition, AGL has received a "Special Notice Letter" from the U.S. EPA with respect to one of the two sites and a "General Notice Letter" with respect to the other. AGL expects to undertake some degree of response action at those two sites. AGL currently is negotiating with both regulatory authorities and other potentially responsible parties to determine the extent of its responsibility for the two sites.

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

           AGL has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGL of Environmental Response Costs, as defined, pursuant to an ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. A regulatory asset in the amount of $53.3 million has been recorded in the financial statements to reflect the recovery of those costs through the ERCRR.

           In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites, and environmental response costs
     that have been incurred for purposes of the ERCRR. The Georgia Commission has scheduled a hearing for March 16, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission is to consider whether the term "Environmental Response Costs" should include punitive damages, whether AGL should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation.

           Second, AGL intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. During the twelve month period ended December 31, 1997, AGL recovered $4.6 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGL recognized other income of $1.1 million and established regulatory liabilities for the remainder of the recoveries.

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

     Joint Ventures

           On December 1, 1997, AGL Resources, through its subsidiary AGL Interstate Pipeline, entered into a joint venture with Transcontinental Gas Pipe Line Corporation (Transco) known as Cumberland Pipeline Company (Cumberland), to provide interstate pipeline services to customers in Georgia and Tennessee. The transaction is subject to various regulatory approvals. Initially, the 135-mile Cumberland pipeline will include existing pipeline infrastructure owned by the two companies extending from Walton County, Georgia, to Catoosa County, Georgia. Projected to enter service by November 1, 2000, Cumberland will be positioned to serve AGL, Chattanooga and other markets throughout the eastern Tennessee Valley, northwest Georgia and northeast Alabama. Affiliates of Transco and AGL Resources each will own 50% of Cumberland, and an affiliate of Transco will serve as operator. It currently is anticipated that an open season for subscriptions for capacity on Cumberland will be announced during the first quarter of calendar year 1998, and the project will be submitted to the FERC for approval during fiscal year 1998.

           On December 15, 1997, AGL Resources, through its subsidiary AGL Peaking Services, and Southern, a subsidiary of Sonat Inc., entered into an agreement to jointly construct, own and operate a new liquefied natural gas peaking facility, Etowah LNG (Etowah), in Polk County, Georgia. The transaction is subject to regulatory  approvals.  AGL Peaking  Service and
     Southern each will own 50 percent of Etowah, the operations of which will be subject to jurisdiction of the FERC.

           The proposed plant will connect directly into AGL's and Southern's pipelines. Etowah will provide natural gas storage and peaking services to AGL and other southeastern customers. The new facility will cost approximately $90 million, with 2.5 billion-cubic-feet of natural gas storage capacity and 300 million-cubic-feet per day of vaporization capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services.

           The companies held an open season from December 1, 1997 to January 30, 1998 for Etowah subscriptions for peaking services and expect to file a certificate application with the FERC in March 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-2002 winter heating season.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

              10.1   -   Executive Compensation Plans and Arrangements.

              10.1.a -   Third   Amendment   to  the  AGL   Resources   Inc.
                         Nonqualified   Savings  Plan   (Exhibit   10.1.h,   AGL
                         Resources Inc. Form 10-K for the fiscal year ended September 30,1997).

              10.1.b - AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors.

              10.2   -   Extension of Service Agreements #904480 under Rate
                         Schedule FT; #904481 under Rate Schedule FT-NN; and
                         #S20140 under Rate Schedule CSS, all dated November 1,
                         1994, between Atlanta Gas Light Company and Southern
                         Natural Gas Company (Exhibits 10.30; 10.32 and 10.33, respectively, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1997).

               27    -   Financial Data Schedule.

           (b)Reports on Form 8-K.

     On January 22, 1998, AGL Resources filed a Current Report on Form 8-K dated January 21, 1998, containing: "Item 5 Other Events"; Exhibits 99 - Form of Press Release, dated January 15, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AGL Resources Inc.
                                              (Registrant)



Date  February 17, 1998                 /s/ J. Michael Riley
      -----------------           --------------------------------------------
                                            J. Michael Riley
                                  Vice President  and Chief  Financial Officer
                                  (Principal Accounting and Financial Officer)