Form 10-Q
period 1998-03-31
AGL RESOURCES INC
filed 1998-05-15
CIK 1004155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998









Commission     Registrant; State of Incorporation;            I.R.S. Employer
File Number    Address; and Telephone Number              Identification  Number

1-14174        AGL RESOURCES INC.                               58-2210952
               (A Georgia Corporation)
               303 PEACHTREE STREET, NE
               ATLANTA, GEORGIA  30308
               404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.


Common Stock, $5.00 Par Value
Shares Outstanding at March 31, 1998 ...........................56,988,417

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1998


                                Table of Contents

 Item                                                              Page
Number                                                            Number


        PART I -- FINANCIAL INFORMATION

  1  Financial Statements

         Condensed Consolidated Income Statements                   3
         Condensed Consolidated Balance Sheets                      4
         Condensed Consolidated Statements of Cash Flows            6

         Notes to Condensed Consolidated Financial Statements       7

  2  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                            14


     PART II -- OTHER INFORMATION

  1  Legal Proceedings                                             23

  4  Submission of Matters to a Vote of Security Holders           23

  5  Other Information                                             23

  6  Exhibits and Reports on Form 8-K                              28

                         SIGNATURES                                29

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             AGL RESOURCES INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   FOR THE THREE MONTHS, SIX MONTHS, AND TWELVE MONTHS ENDED
                                                   MARCH 31, 1998 AND 1997
                                             (MILLIONS, EXCEPT PER SHARE DATA)
                                                         (UNAUDITED)


                                                             Three Months                Six Months               Twelve Months
                                                       --------------------------------------------------------------------------
                                                         1998         1997          1998         1997           1998         1997
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                     $ 483.9      $ 496.7       $ 886.2     $ 876.3       $1,297.5      $1,292.2
Cost of Gas                                              309.8        315.7         566.9       546.8          786.6         772.9
---------------------------------------------------------------------------------------------------------------------------------
Operating Margin                                         174.1        181.0         319.3       329.5          510.9         519.3
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Other Operating Expenses                                  90.8         92.0         183.6       180.3          352.8         344.7
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                          83.3         89.0         135.7       149.2          158.1         174.6
---------------------------------------------------------------------------------------------------------------------------------
Other Income                                               2.9          3.7           8.1         6.1           12.3          10.9
---------------------------------------------------------------------------------------------------------------------------------
Income Before Interest and Income Taxes                   86.2         92.7         143.8       155.3          170.4         185.5
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense and Preferred Stock Dividends
   Interest expense                                       14.1         13.7          28.2        27.3           53.1          51.2
   Dividends on preferred stock of subsidiaries            1.2          1.1           3.6         2.2            7.6           4.4
---------------------------------------------------------------------------------------------------------------------------------
      Total interest expense and preferred stock
           dividends                                      15.3         14.8          31.8        29.5           60.7          55.6
---------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                70.9         77.9         112.0       125.8          109.7         129.9
---------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                              25.8         28.9          41.2        47.2           40.8          49.8
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                              $ 45.1       $ 49.0        $ 70.8      $ 78.6         $ 68.9        $ 80.1
=================================================================================================================================


Basic Earnings Per Share of Common Stock                $ 0.79       $ 0.88        $ 1.25      $ 1.41         $ 1.22        $ 1.44
Diluted Earnings Per Share of Common Stock              $ 0.79       $ 0.87        $ 1.24      $ 1.40         $ 1.22        $ 1.44
Cash Dividends Paid Per Share of  Common Stock          $ 0.27       $ 0.27        $ 0.54      $ 0.54         $ 1.08        $ 1.07




See  notes  to  condensed  consolidated financial statements.


                                                AGL RESOURCES INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (MILLIONS)



                                                                                   (Unaudited)
                                                                                     March 31,              September 30,
                                                                               ----------------------       ------------
ASSETS                                                                         1998             1997              1997
------------------------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                                $ -              $ 8.7             $ 4.8
      Receivables (less allowance for uncollectible accounts
          of $7.5 at March 31, 1998, $7.3 at March 31,
          1997, and $2.6 at September 30, 1997)                                204.5            219.4              93.9
      Inventories
          Natural gas stored underground                                        29.2             35.5             151.8
          Liquefied natural gas                                                 14.7             12.3              17.5
          Materials and supplies                                                 6.8              7.6               8.2
          Other                                                                  5.0              1.7               6.0
      Deferred purchased gas adjustment                                         17.9             19.3               8.5
      Other                                                                      1.2              9.2               2.0
 ------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                 279.3            313.7             292.7
------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant                                                          2,109.9          2,011.5           2,069.1
      Less: accumulated depreciation                                           673.5            627.2             648.8
------------------------------------------------------------------------------------------------------------------------
          Utility plant - net                                                1,436.4          1,384.3           1,420.3
------------------------------------------------------------------------------------------------------------------------
      Nonutility property                                                      113.3             97.7             105.8
------------------------------------------------------------------------------------------------------------------------
      Less: accumulated depreciation                                            32.1             27.9              29.5
------------------------------------------------------------------------------------------------------------------------
          Nonutility property - net                                             81.2             69.8              76.3
-----------------------------------------------------------------------------------------------------------------------
          Total property, plant and equipment - net                          1,517.6          1,454.1           1,496.6
------------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
------------------------------------------------------------------------------------------------------------------------
      Unrecovered environmental response costs                                  69.7             40.9              55.0
      Investment in joint ventures                                              38.0             32.5              32.7
      Unrecovered Integrated Resource Plan costs                                 1.0              7.7               2.0
      Other                                                                     38.9             43.0              46.0
------------------------------------------------------------------------------------------------------------------------
          Total deferred debits and other assets                               147.6            124.1             135.7
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $ 1,944.5        $ 1,891.9         $ 1,925.0
========================================================================================================================

                                     See notes to condensed consolidated financial statements.

                                                AGL RESOURCES INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (MILLIONS)
                                                                                   (Unaudited)
                                                                                     March 31,             September 30,
                                                                           ----------------------------    -------------
LIABILITIES AND CAPITALIZATION                                                 1998             1997              1997
------------------------------------------------------------------------------------------------------------------------
Current Liabilities
      Accounts payable-trade                                                  $ 69.5           $ 58.6            $ 65.1
      Short-term debt                                                            4.4            113.0              29.5
      Redemption requirements on preferred stock                                                  0.3              44.5
      Customer deposits                                                         31.9             29.9              29.2
      Interest                                                                  28.7             27.1              29.6
      Taxes                                                                     39.7             38.9              19.1
      Other                                                                     35.6             40.1              26.4
------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                            209.8            307.9             243.4
------------------------------------------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes                                              191.7            169.6             191.7
------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs                                      47.0             31.3              37.3
      Accrued postretirement benefits costs                                     34.5             35.7              34.3
      Deferred credits                                                          58.4             60.3              61.9
------------------------------------------------------------------------------------------------------------------------
          Total long-term liabilities                                          139.9            127.3             133.5
------------------------------------------------------------------------------------------------------------------------
Capitalization
      Long-term debt                                                           660.0            584.5             660.0
      Subsidiary obligated mandatorily redeemable
          preferred securities                                                  74.3                               74.3
      Preferred stock of subsidiary, cumulative $100 par or
          stated value, shares issued and outstanding of
          0.6 at March 31, 1997                                                                  58.5
      Common stock, $5 par value, shares issued and
          outstanding of 57.0 at March 31, 1998, 56.1 at                       668.8            644.1             622.1
          March 31, 1997, and 56.6 at September 30, 1997
------------------------------------------------------------------------------------------------------------------------
          Total capitalization                                               1,403.1          1,287.1           1,356.4
------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Capitalization                                       $ 1,944.5        $ 1,891.9         $ 1,925.0
========================================================================================================================


                                      See notes to condensed consolidated financial statements.


                                                AGL RESOURCES INC. AND SUBISIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS AND TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                            (MILLIONS)
                                                            (UNAUDITED)

                                                                         Six Months                         Twelve Months
                                                                ------------------------------        --------------------------
                                                                   1998           1997                   1998          1997
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income                                                       $ 70.8         $ 78.6                $ 68.9         $ 80.1
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization                                  36.9           34.9                  72.0           69.1
          Deferred income taxes                                          (2.1)           2.1                  14.3           24.4
          Other                                                           0.1            0.6                  (0.3)          (0.2)
      Changes in certain assets and liabilities                          46.2           (7.7)                 37.6          (48.2)
--------------------------------------------------------------------------------------------------------------------------------
            Net cash flow from operating
              activities                                                151.9          108.5                 192.5          125.2
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses                               0.3            0.6                   1.4            1.4
      Sale of preferred securities, net of expenses                                                           74.3
      Sale of long-term debt                                                            30.0                  75.5           30.0
      Short-term borrowings, net                                        (25.1)         (39.0)               (108.6)          46.5
      Redemptions and purchase fund requirements
              of preferred securities                                   (44.5)                               (59.2)
      Dividends paid on common stock                                    (27.2)         (25.1)                (51.0)         (49.8)
--------------------------------------------------------------------------------------------------------------------------------
            Net cash flow from financing
              activities                                                (96.5)         (33.5)                (67.6)          28.1
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures                                        (48.1)         (61.9)               (109.7)        (136.1)
      Non-utility capital expenditures                                   (7.9)         (14.8)                (16.7)         (15.6)
      Cost of removal, net of salvage                                    (0.9)           0.4                  (2.9)          (0.4)
      Cash received from joint ventures                                   0.3            1.3                   0.3            4.1
      Investment in joint ventures                                       (3.6)                                (4.6)          (1.1)
--------------------------------------------------------------------------------------------------------------------------------
            Net cash flow from investing
              activities                                                (60.2)         (75.0)               (133.6)        (149.1)
--------------------------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and
              cash equivalents                                           (4.8)           -                    (8.7)           4.2
            Cash and cash equivalents
              at beginning of period                                      4.8            8.7                   8.7            4.5
--------------------------------------------------------------------------------------------------------------------------------
            Cash and cash equivalents
              at end of period                                          $ -            $ 8.7                 $ -            $ 8.7
================================================================================================================================
Cash Paid During the Year for
      Interest                                                         $ 29.1         $ 26.1                $ 51.8         $ 49.8
      Income taxes                                                     $ 18.6         $ 18.4                $ 28.5         $ 25.0

                                     See notes to condensed consolidated financial statements.

                       AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation


           AGL Resources Inc. (AGL Resources), a Georgia corporation, is the holding company for Atlanta Gas Light Company (AGL), AGL's wholly owned natural gas utility subsidiary, Chattanooga Gas Company (Chattanooga), and several nonutility subsidiaries. AGL comprises substantially all of AGL Resources' assets, revenues, and earnings. The consolidated financial statements of AGL Resources include the financial statements of AGL, Chattanooga, and the nonutility subsidiaries as though AGL Resources had existed in all periods shown. Intercompany balances and transactions have been eliminated.


2.    Subsidiaries

           Unless noted specifically or otherwise required by the context, references to AGL Resources include AGL, AGL Interstate Pipeline Company (AGL Interstate Pipeline), AGL Peaking Services, Inc. (AGL Peaking Services), and AGL Resources' nonutility subsidiaries. AGL Resources engages in natural gas distribution through AGL and AGL's wholly owned subsidiary, Chattanooga. AGL is a public utility that distributes and transports natural gas in Georgia and Tennessee and is subject to regulation by the Georgia Public Service Commission (Georgia Commission) and the Tennessee Regulatory Authority (TRA), with respect to its rates for service, maintenance of its accounting records, and various other matters. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which give appropriate recognition to the rate-making and accounting practices and policies of the Georgia Commission and the TRA.

           AGL Resources engages in nonutility business activities through its wholly owned subsidiaries, AGL Energy Services, Inc. (AGL Energy Services), a gas supply services company; AGL Investments, Inc. (AGL Investments), a subsidiary established to develop and manage certain nonutility businesses; Atlanta Gas Light Services (formerly The Energy Spring, Inc.), a retail energy marketing company; and AGL Resources Service Company. AGL Energy Services has one nonutility subsidiary, Georgia Gas Company. AGL Investments has six wholly owned nonutility subsidiaries: AGL Propane, Inc. (formerly known as Georgia Gas Service Company) (AGL Propane); AGL Consumer Services, Inc.; AGL Gas Marketing, Inc.; AGL Power Services, Inc.; AGL Energy Wise Services, Inc. and Trustees Investments, Inc.

3.   Interim Financial Statements

           In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring accruals necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual reports on Form 10-K of AGL Resources for the fiscal years ended September 30, 1997, and September 30, 1996. Certain 1997 amounts have been reclassified for comparability with 1998 amounts.

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


           AGL also has identified three sites in Florida which may have been associated with AGL or its predecessors. AGL does not own any of the former MGP sites in Florida. At one site, AGL has entered into an Administrative Order of Consent along with four other potentially responsible parties to further investigate this site. At another site, AGL has received a "Special Notice Letter" from the U. S. Environmental Protection Agency (EPA), and is negotiating the scope of a response with both EPA and the current owner.


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

           Applying these concepts to those sites where some future action presently appears reasonably possible, AGL currently estimates that the future cost to AGL of investigating and remediating the former MGP sites could be as low as $47 million or as high as $81.3 million. That range does not include other expenses, such as unasserted property damage claims, for which AGL may be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $47 million to $81.3 million, no amount within the range can be identified reliably as a better estimate than any other estimate. Therefore, a liability at the low end of that range has been recorded in the financial statements.

           AGL has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGL of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. A regulatory asset in the amount of $69.7 million has been recorded in the financial statements to reflect the recovery of those costs through the ERCRR.

           In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites, and environmental response costs that have been incurred for purposes of the ERCRR. The Georgia Commission conducted hearings on April 16 and 17, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission considered whether the term "Environmental Response Costs" should include punitive damages, whether AGL should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation. Additional hearings relating to these issues are expected to be scheduled in the near future.

           Second, AGL intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. During the twelve month period ended March 31, 1998, AGL recovered $4.5 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGL recognized other income of $1.4 million and established regulatory liabilities for the remainder of the recoveries.

           On February 10, 1995, a class action lawsuit captioned Trinity Christian Methodist Episcopal Church, et al. v. Atlanta Gas Light Company, No. 95-RCCV-93, was filed in the Superior Court of Richmond County,
     Georgia, seeking to recover for damage to property owned by persons adjacent to and near the former MGP site in Augusta, Georgia. On December 13, 1996, the parties reached a preliminary settlement, which was approved by the Court on April 15, 1997. Pursuant to the settlement, there is a claims process before an umpire to determine either the full fair market value of properties tendered to AGL or the diminution in fair market value of properties not tendered to AGL. Settlements were paid to 188 property owners in the class totaling approximately $2.9 million, including legal fees and expenses of the plaintiffs. One settlement of approximately $64,000, including attorney's fees, is pending reconsideration. AGL filed motions to vacate six settlements totaling approximately $4.3 million. Orders were entered denying the motions to vacate. AGL filed notices of appeal with the Georgia Court of Appeals seeking to reverse the denial of the motions to vacate. On March 25, 1998, the Georgia Court of Appeals affirmed the ruling of the lower court. Pursuant to the Court of Appeals decision, six settlements totaling $4.9 million, including attorney's fees and post judgement interest, have been paid; and are recoverable pursuant to the terms of the ERCRR.

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

           Pursuant to the approved settlement, AGL has filed and is providing service pursuant to 56 Negotiated Contracts. Additionally, AGL is providing service pursuant to seven Special Contracts.

           On February 17, 1998, the Georgia Commission nullified two negotiated contracts and one special contract based on its interpretation of a provision of the Natural Gas Competition and Deregulation Act (Georgia Gas
     Act) that would preclude the Georgia Commission from approving any such contracts on or after the date AGL filed its notice of election to be subject to the act. (See Atlanta Gas Light Company-Unbundling and Rate Filing.) In an administrative session on May 5, 1998, however, the Georgia Commission reversed its earlier decision to nullify those contracts. Further, the Georgia Commission authorized AGL to enter into future special and negotiated contracts provided the initial term of any such contract does not exceed three years. All such future contracts, however, must include market out provisions. A written order reflecting the Georgia Commission's decision in the above is pending.

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

           Within  seven  months  from  the  date of such  filing,  the  Georgia
     Commission must issue an order approving the plan as filed or with modification. Retail marketing companies, including AGL affiliates, may then file with the Georgia Commission separate certificate of authority applications to sell natural gas to firm customers connected to AGL's delivery system. It is currently anticipated that marketers who become certificated by the Georgia Commission may begin offering natural gas sales services to customers of AGL by November 1998.


           The Georgia Gas Act provides a transition period leading to a condition of effective competition in all natural gas markets. AGL, as an electing distribution company, will unbundle all services to its natural gas customers, allocate firm delivery capacity to certificated marketers selling the gas commodity and create a secondary market for interruptible transportation capacity. Certificated marketers, including nonutility affiliates of AGL, will compete to sell natural gas to all customers at market-based prices. AGL will continue to provide intrastate delivery of gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. As a result of the election to be subject to the Georgia Gas Act, it is expected that the purchased gas adjustment provisions included in AGL's rate schedules will be discontinued during fiscal 1999. The November 26, 1997 filing contains a provision to true-up any over-recovery or under-recovery that may exist at the time such purchased gas adjustment provisions are discontinued. Accordingly, AGL will no longer defer any over-recoveries or under-recoveries of gas costs when the purchased gas adjustment provisions are discontinued. In addition, the Georgia Commission will continue to regulate safety, access and quality of service pursuant to an alternative form of regulation.


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

           Hearings in this proceeding began on March 9, 1998, and are scheduled to continue for the weeks of April 28, 1998 and May 18, 1998. A decision by the Georgia Commission is expected in June 1998.

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


           Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding. The average number of common shares used in the calculation of basic earnings per share and the weighted average number of shares and common stock equivalent shares used in the calculation of diluted earnings per share for the three-month, six-month and twelve-month periods ended March 31, 1998 and 1997, were as follows (in millions):


                                       Basic          Diluted
     Three-months ended
     March 31, 1998                    56.9             57.0
     March 31, 1997                    56.0             56.0

     Six-months ended
     March 31, 1998                    56.8             56.9
     March 31, 1997                    55.9             56.0

     Twelve-months ended
     March 31, 1998                    56.6             56.7
     March 31, 1997                    55.7             55.8

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

           During November 1997, the EITF published Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." Issue No. 97-13 addresses costs which have been incurred by organizations related to advances in computer technologies. Some of the costs which have been incurred include consulting fees paid for business process reengineering and information technology transformation. The EITF concluded that these costs should be expensed as incurred rather than capitalized. The EITF requires items previously capitalized to be written off during the quarter which includes November 20, 1997. The impacts of applying the effects of this consensus were not significant to the financial results for the six-month period ended March 31, 1998.

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



           (The remainder of this page was intentionally left blank.)

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

           Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: changes in price and demand for natural gas and related products; uncertainty as to state and federal legislative and regulatory issues; the effects of competition, particularly in markets where prices and providers historically have been regulated; changes in accounting policies and practices; uncertainty with regard to environmental issues, and competitive issues in general.

     Results of Operations

     Three-Month Periods Ended March 31, 1998 and 1997

           Explained below are the major factors that had a significant effect on results of operations for the three-month period ended March 31, 1998, compared with the same period in 1997.

           Operating revenues decreased 2.6% for the three-month period ended March 31, 1998, compared with the same period in 1997 primarily due to (1) a decrease in the cost of gas supply recovered from customers under the purchased gas provisions of AGL's rate schedules, as explained in the following paragraph, (2) decreased consumption patterns attributable to AGL's firm-service customers that are not related to weather conditions (3) decreased expenses pursuant to an Integrated Resource Plan (IRP) which are recovered through an IRP Cost Recovery Rider approved by the Georgia Commission and (4) a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. The utility's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, earnings are not affected.

           AGL balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Under-recoveries or over-recoveries of AGL's gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas decreased 1.9% for the three-month period ended March 31, 1998, compared with the same period in 1997 primarily due to (1) a decrease in the cost of gas purchased for utility system supply and (2) decreased volumes of gas sold as a result of a shift by certain interruptible customers from interruptible sales to transportation service.


           Operating margin decreased 3.8% for the three-month period ended March 31, 1998, compared with the same period in 1997 primarily due to (1) decreased consumption patterns attributable to AGL's firm-service customers that are not related to weather conditions and (2) decreased expenses pursuant to an IRP which are recovered through an IRP Cost Recovery Rider. That decrease in operating margin was offset partly by margins resulting from propane operations acquired in February and June, 1997. Weather normalization adjustment riders (WNARs), approved by the Georgia Commission and the TRA, stabilized operating margin at the level which would occur with normal weather for the three-month periods ended March 31, 1998 and

     1997. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

           Operating expenses decreased 1.3% for the three-month period ended March 31, 1998, compared with the same period in 1997 primarily due to decreased expenses pursuant to an IRP Cost Recovery Rider. AGL balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income. That decrease in operating expenses was offset partly by (1) increased distribution maintenance expenses and (2) increased depreciation expense recorded as a result of increased depreciable property.

           Other income decreased $0.8 million for the three-month period ended March 31, 1998, compared with the same period in 1997 primarily due a decrease in certain carrying costs recovered from utility customers. Those decreased carrying costs are attributable to a decrease in underrecovered deferred purchased gas costs and decreased expenses pursuant to an IRP.

           Interest expense increased $0.4 million for the three-month period ended March 31, 1998, compared with the same period in 1997 primarily due to increased amounts of long-term debt outstanding during the period. The increase in interest expense was offset partly by decreased amounts of short-term debt outstanding.

           Income taxes decreased $3.1 million for the three-month period ended March 31, 1998, compared with the same period in 1997 primarily due to decreased taxable income.

           Net income for the three-month period ended March 31, 1998, was $45.1 million, compared with net income of $49.0 million for the same period in 1997. Basic and diluted earnings per share of common stock were $0.79 for the three-month period ended March 31, 1998, compared with basic earnings per share of $0.88 and diluted earnings per share of $0.87 for the same period in 1997. The decreases in net income and earnings per share were primarily due to (1) decreased operating margin and (2) decreased other income.

     Six-Month Periods Ended March 31, 1998 and 1997

           Explained below are the major factors that had a significant effect on results of operations for the six-month period ended March 31, 1998, compared with the same period in 1997.

           Operating revenues increased 1.1% for the six-month period ended March 31, 1998, compared with the same period in 1997 primarily due to (1) increased operating revenues attributable to a nonutility retail marketing company formed in June 1996 and propane operations acquired in February and June, 1997, (2) an increase in the cost of gas supply recovered from customers under the purchased gas provisions of AGL's rate schedules, as explained in the following paragraph, as a result of increased volumes of gas sold due to weather that was 37.9% colder than during the same period in 1997, and (3) growth in the number of customers served. The increase in operating revenues was offset substantially by a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. The utility's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, earnings are not affected. Also offsetting significantly the increase in operating revenues were (1) decreased consumption patterns attributable to AGL's firm service customers that are not related to weather conditions and (2) decreased expenses pursuant to an IRP which are recovered through an IRP Cost Recovery Rider.

           AGL balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Under-recoveries or over-recoveries of AGL's gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 3.7% for the six-month period ended March 31, 1998, compared with the same period in 1997 primarily due to (1) increased volumes of gas sold as a result of weather that was 37.9% colder than during the same period in 1997 and (2) increased cost of gas attributable to a nonutility retail marketing company formed in June 1996 and propane operations acquired in February and June, 1997. The increase in cost of gas was offset substantially by decreased volumes of gas sold as a result of a shift by certain interruptible customers from interruptible sales to transportation service.

           Operating margin decreased 3.1% for the six-month period ended March 31, 1998, compared with the same period in 1997 primarily due to (1) decreased consumption patterns attributable to AGL's firm-service customers that are not related to weather conditions and (2) decreased expenses pursuant to an IRP which are recovered through an IRP Cost Recovery Rider. The decrease in operating margin was offset partly by margins resulting from propane operations acquired in February and June, 1997. WNARs, approved by the Georgia Commission and the TRA, stabilized operating margin at the level which would occur with normal weather for the six-month periods ended March 31, 1998 and 1997. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

           Operating expenses increased 1.8% for the six-month period ended March 31, 1998, compared with the same period in 1997 primarily due to (1) increased distribution maintenance expenses and (2) operating expenses of propane operations acquired during February and June, 1997. The increase in operating expenses was offset partly by decreased expenses pursuant to an IRP Cost Recovery Rider. AGL balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income.

           Other income increased $2.0 million for the six-month period ended March 31, 1998, compared with the same period in 1997 primarily due to increased income from a gas marketing joint venture.

           Interest expense increased 3.3% for the six-month period ended March 31, 1998, compared with the same period in 1997 primarily due to increased amounts of long-term debt outstanding during the period. The increase in interest expense was offset partly by decreased amounts of short-term debt outstanding.

           Dividends on preferred stock of subsidiaries increased $1.4 million for the six-month period ended March 31, 1998, compared with the same period in 1997 primarily due to dividend requirements related to the issuance of $75 million principal amount of Capital Securities in June 1997 as more fully described below within the caption "Financial Condition."

           Income taxes decreased $6.0 million for the six-month period ended March 31, 1998, compared with the same period in 1997 primarily due to decreased taxable income.

           Net income for the six-month period ended March 31, 1998, was $70.8 million, compared with net income of $78.6 million for the same period in 1997. Basic earnings per share was $1.25 for the six-month period ended March 31, 1998, compared with $1.41 for the same period in 1997. Diluted earnings per share was $1.24 for the six-month period ended March 31, 1998, compared with $1.40 for the same period in 1997. The decreases in net income and earnings per share were primarily due to (1) decreased operating margin, (2) increased operating expenses and (3) increased preferred dividend requirements. The decreases in net income and earnings per share were offset partly by increased other income.

     Twelve-Month Periods Ended March 31, 1998 and 1997

           Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended March 31, 1998, compared with the same period in 1997.


           Operating revenues increased 0.4% for the twelve-month period ended March 31, 1998, compared with the same period in 1997 primarily due to increased operating revenues attributable to (1) a nonutility retail marketing company formed in June 1996 and (2) propane operations acquired in February and June, 1997. The increase in operating revenues was offset substantially by (1) decreased expenses pursuant to an IRP which are recovered through an IRP Cost Recovery Rider and (2) a shift by certain interruptible customers from interruptible sales to transportation service. Operating revenues are less when gas is transported for a customer than when it is sold to that customer. The utility's transportation rate generates the same operating margin as the applicable sales rate schedule for interruptible sales of gas; therefore, earnings are not affected.


           Cost of gas increased 1.8% for the twelve-month period ended March 31, 1998, compared with the same period in 1997 primarily due to increased cost of gas attributable to a nonutility retail marketing company formed in June 1996 and propane operations acquired in February and June, 1997. The increase in cost of gas was offset substantially by decreased volumes of gas sold as a result of a shift by certain interruptible customers from interruptible sales to transportation service.


           Operating margin decreased 1.6% for the twelve-month period ended March 31, 1998, compared with the same period in 1997 primarily due to (1) decreased consumption patterns attributable to AGL's firm-service customers that are not related to weather conditions and (2) decreased expenses pursuant to an IRP which are recovered through an IRP Cost Recovery Rider. The decrease in operating margin was offset partly by an increase in operating margin attributable to (1) a nonutility gas supply services company formed in July 1996 and (2) propane operations acquired in February and June, 1997. WNARs, approved by the Georgia Commission and the TRA, stabilized operating margin at the level which would occur with normal weather for the twelve-month periods ended March 31, 1998 and 1997. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.


           Operating expenses increased 2.3% for the twelve-month period ended March 31, 1998, compared with the same period in 1997 primarily due to increased (1) distribution maintenance expense, (2) maintenance of general plant and (3) depreciation expense recorded as a result of increased depreciable property. The increase in operating expenses was offset partly by decreased expenses pursuant to an IRP Cost Recovery Rider. AGL balances IRP expenses which are included in operating expenses with revenues collected under the rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income.


           Other income increased $1.4 million for the twelve-month period ended March 31, 1998, compared with the same period in 1997 primarily due to increased income from a gas marketing joint venture.


           Interest expense increased 3.7% for the twelve-month period ended March 31, 1998, compared with the same period in 1997 primarily due to increased amounts of long-term debt outstanding during the period. The increase in interest expense was offset partly by decreased amounts of short-term debt outstanding.

           Dividends on preferred stock of subsidiaries increased $3.2 million for the twelve-month period ended March 31, 1998, compared with the same period in 1997 primarily due to dividend requirements related to the issuance of $75 million principal amount of Capital Securities in June 1997 as more fully described below within the caption "Financial Condition."

           Income taxes decreased $9.0 million for the twelve-month period ended March 31, 1998, compared with the same period in 1997 primarily due to decreased taxable income.

           Net income for the twelve-month period ended March 31, 1998, was $68.9 million, compared with net income of $80.1 million for the same period in 1997. Basic and diluted earnings per share of common stock was $1.22 for the twelve-month period ended March 31, 1998, compared with basic and diluted earnings per share of $1.44 for the same period in 1997. The decreases in net income and earnings per share were primarily due to (1) decreased operating margin, (2) increased operating expenses and (3) increased interest expense and preferred dividend requirements. The decreases in net income and earnings per share were offset partly by increased other income.

     Financial Condition

          AGL Resources' primary gas utility business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to March 31 as a result of colder weather. The utility also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $110.6 million and inventory of gas stored underground and liquefied natural gas decreased $125.4 million during the six-month period ended March 31, 1998. Accounts receivable decreased $14.9 million from March 31,1997 to March 31, 1998, primarily due to decreased operating revenues. Inventory of gas stored underground decreased $ 6.3 million from March 31, 1997 to March 31, 1998 primarily due to increased volumes of gas withdrawn from storage as a result of weather that was 41.1% colder during the twelve-month period ended March 31, 1998, compared with the same period in 1997.

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

           Based on filings with the FERC by its pipeline suppliers, AGL currently estimates that its total portion of transition costs associated with the FERC's Order No. 636 from all of its pipeline suppliers will be approximately $104.8 million. Approximately $95.6 million of such costs has been incurred by AGL as of March 31, 1998, and is being recovered from its customers under the purchased gas provisions of AGL's rate schedules.

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

           As noted above, AGL recovers the cost of gas under the purchased gas provisions of its rate schedules. AGL was in an under-recovery position of $8.5 million as of September 30, 1997, an under-recovery position of $19.3 million as of March 31, 1997, and an under-recovery position of $17.9 million as of March 31, 1998.

     Under the provisions of the utility's rate schedules, any under-recoveries or over-recoveries of purchased gas costs are included in current assets or liabilities and have no effect on net income. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

           The expenditures for plant and other property totaled $56 million for the six-month and $126.4 million for the twelve-month periods ended March 31, 1998, respectively.

           AGL has accrued liabilities of $47 million as of March 31, 1998, $31.3 million as of March 31, 1997, and $37.3 million as of September 30, 1997, for estimated future expenditures covering investigation and remediation of MGP sites which are expected to be made over a period of several years. The Georgia Commission has approved the recovery by AGL of Environmental Response Costs pursuant to the ERCRR. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR.

           The Georgia Commission conducted hearings on April 16 and 17, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission considered whether the term "Environmental Response Costs" should include punitive damages, whether AGL should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation. Additional hearings relating to this issue are expected to be scheduled in the near future. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

           Long-term debt outstanding increased $75.5 million during the twelve-month period ended March 31, 1998, as a result of the issuance in July 1997 by AGL of the remaining $75.5 million of $300 million aggregate principal amount of Medium-Term Notes Series C. Net proceeds from the issuance of Medium-Term Notes were used to fund capital expenditures, to repay short-term debt and for other corporate purposes.

           Short-term debt decreased $25.1 million for the six-month period ended March 31, 1998 primarily due to net cash flow from operating activities. Short-term debt decreased $108.6 million for the twelve-month period ended March 31, 1998 primarily due to the issuance of Capital Securities and long-term debt.

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

           In addition to Negotiated Contracts, which are designed to serve existing and potential Bypass Customers, AGL's ITSM Rider continues to permit discounts for short-term transactions to compete with alternative fuels. The settlement approved by the Georgia Commission also provides that AGL may file contracts (Special Contracts) for Georgia Commission approval if the service cannot be provided through the ITSM Rider, existing rate schedules, or Negotiated Contract procedures. Pursuant to the approved settlement, AGL has filed and is providing service pursuant to 56 Negotiated Contracts. Additionally, AGL is providing service pursuant to seven Special Contracts. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

          On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase will be used to improve and expand Chattanooga's natural gas distribution system; to recover increased operation, maintenance and tax expenses; and to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates was suspended until November 1, 1997. Hearings in the rate proceeding were scheduled to begin on

     October 13, 1997. On October 3, 1997, all parties to the proceeding filed a motion with the TRA requesting that the hearings be continued and that the suspended effective date for new rates be extended to afford an opportunity to pursue settlement discussions. On October 7, 1997, the TRA granted the motion. The hearings in this proceeding were convened February 9-13, 1998. On March 13, 1998, Chattanooga filed a post-hearing brief reasserting the basis of requested new rates. A decision in this rate case by the TRA currently is pending.

           AGL cannot predict the outcome of those state regulatory proceedings nor determine the ultimate effect, if any, such proceedings may have on AGL.

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

           During November 1997, the EITF published Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." Issue No. 97-13 addresses costs which have been incurred by organizations related to advances in computer technologies. Some of the costs which have been incurred include consulting fees paid for business process reengineering and information technology transformation. The EITF concluded that these costs should be expensed as incurred rather than capitalized. The EITF requires items previously capitalized to be written off during the quarter which includes November 20, 1997. The impacts of applying the effects of this consensus were not significant to the financial results for the six-month period ended March 31, 1998.




           (The remainder of this page was intentionally left blank.)

     PART II -- OTHER INFORMATION

           "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and should be read in conjunction therewith.

     ITEM 1.  LEGAL PROCEEDINGS
              See Item 5.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders was held on February 6, 1998 (the "Annual Meeting"). "Broker non-votes" were not considered in determining whether a quorum existed for purposes of the Annual Meeting. At the Annual Meeting the shareholders elected the following four nominees for director to hold office until the Annual Meeting of Shareholders in the year 2001, as set forth in AGL Resources' Proxy Statement. The number of votes "for" each nominee and the number of votes "withheld" with respect to each nominee is as follows:

                                                  For              Withheld
                                            ----------------     --------------
      1.   D. Raymond Riddle                   49,044,962           831,183
      2.   Dr. Betty L. Siegel                 48,779,344         1,096,801
      3.   Ben J. Tarbutton, Jr.               49,065,586           810,559
      4.   Felker W. Ward, Jr.                 48,847,341         1,028,804


          Directors whose term of office continued after the Annual Meeting are:
     Frank Barron, Jr., W. Waldo Bradley, Otis A. Brumby, Jr., L.L. Gellerstedt, III, David R. Jones, Albert G. Norman, Jr. and Charles McKenzie Taylor. In addition, Walter M. Higgins was elected as a director by the Board of Directors on February 6, 1998, and L.L. Gellerstedt, III tendered his resignation as a director effective May 1, 1998.

     ITEM 5.  OTHER INFORMATION

     Federal Regulatory Matters

           FERC Order 636 Transition Costs Settlement Agreements. Based on filings with the FERC by its pipeline suppliers, AGL currently estimates that its total portion of transition costs associated with the FERC's Order No. 636 from all of its pipeline suppliers will be approximately $104.8 million. Approximately $95.6 million of such costs has been incurred by AGL as of March 31, 1998, and is being recovered from its customers under the purchased gas provisions of AGL's rate schedules.

           FERC Rate Proceedings. AGL participates in various rate proceedings before the FERC involving applications for rate changes filed by its pipeline suppliers. These proceedings typically involve numerous issues concerning the pipeline's cost of service, allocation of costs to different services, and rate design. A variety of cost allocation and rate design proposals typically are advanced by the pipeline's customers, making it impossible to forecast the precise effect of any given rate change filing on AGL's operations. AGL is authorized to recover the costs paid to its pipeline suppliers from its customers through the purchased gas provisions of its rate schedules. To the extent that these cases have not been settled, as described below, the rates filed in these proceedings have been accepted, and made effective subject to refund and the outcome of the FERC proceedings.

             Transco. On March 24, 1998, a FERC administrative law judge issued an initial decision which, among other things, rejected the proposal by Transco and other parties to roll into Transco's system rates the costs of certain expansion facilities. AGL opposed Transco's proposed roll-in methodology, which would have increased substantially the rates AGL pays for a bundled storage and transportation service provided by Transco. The initial decision is subject to the filing of exceptions by Transco and other parties, and therefore is not yet final.

           ANR Pipeline. On February 13, 1998, the FERC issued an order approving ANR's proposed settlement of its current rate case, which will provide AGL with reductions of approximately $3 million in rates, prospectively, as well as rate refunds. The FERC's order approving the settlement is final.

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

           Within  seven  months  from  the  date of such  filing,  the  Georgia
     Commission must issue an order approving the plan as filed or with modification. Retail marketing companies, including AGL affiliates, may then file with the Georgia Commission separate certificate of authority applications to sell natural gas to firm customers connected to AGL's delivery system. It is currently anticipated that marketers who become certificated by the Georgia Commission may begin offering natural gas sales services to customers of AGL by November 1998.


           The Georgia Gas Act provides a transition period leading to a condition of effective competition in all natural gas markets. AGL, as an electing distribution company, will unbundle all services to its natural gas customers, allocate firm delivery capacity to certificated marketers selling the gas commodity and create a secondary market for interruptible transportation capacity. Certificated marketers, including nonutility affiliates of AGL, will compete to sell natural gas to all customers at market-based prices. AGL will continue to provide intrastate delivery of gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. As a result of the election to be subject to the Georgia Gas Act, it is expected that the purchased gas adjustment provisions included in AGL's rate schedules will be discontinued during fiscal 1999. The November 26, 1997, filing contains a provision to true-up any over-recovery or under-recovery that may exist at the time such purchased gas adjustment provisions are discontinued. Accordingly, AGL will no longer defer any over-recoveries or under-recoveries of gas costs when the purchased gas adjustment provisions are discontinued. In addition, the Georgia Commission will continue to regulate safety, access and quality of service pursuant to an alternative form of regulation.

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

           Hearings in this proceeding began on March 9, 1998, and are scheduled to continue the weeks of April 28, 1998 and May 18, 1998. A decision by the Georgia Commission is expected in June 1998.

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

           AGL supported the regulatory initiatives provided for by the Georgia Gas Act for several reasons. AGL currently makes no profit on the purchase and sale of gas because actual gas procurement costs are passed through to customers under the purchased gas provisions of AGL's rate schedules.
     Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGL to cease its sales service function and the associated sales obligation would not affect AGL's ability to earn a return on its distribution system investment. Allowing gas to be sold to all customers by numerous retail marketing companies, including nonutility subsidiaries of AGL Resources, would provide new business opportunities.

           Atlanta Gas Light Company - Other. On January 8, 1998, the Georgia Commission issued a Procedural and Scheduling Order to establish a schedule for certain hearings and pre-hearings in connection with alleged pipeline safety violations. Hearings in this proceeding had been scheduled for March 31 and April 1, 1998. The Georgia Commission now has granted a stay of the Procedural Schedule to allow the Georgia Commission and AGL to engage in discussions to determine whether the issues presented in the proceeding can be resolved between the parties by compromise and settlement. The stay will continue for the duration of the settlement discussions between the parties.

           Chattanooga Gas Company - Rate Filing. On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Revenues from the rate increase would be used to improve and expand Chattanooga's natural gas distribution system; to recover increased operation, maintenance and tax expenses; and, to provide a reasonable return to investors. Under the TRA's rules and regulations, the effective date of the requested new rates was suspended until November 1, 1997. Hearings in the rate proceeding were scheduled to begin on October 13, 1997. On October 3, 1997, all parties to the proceeding filed a motion with the TRA requesting that the hearings be continued and that the suspended effective date for new rates be extended to afford an opportunity to pursue settlement discussions. On October 7, 1997, the TRA granted the motion. The hearings in this proceeding were convened February 9-13, 1998. On March 13, 1998, Chattanooga filed a post-hearing brief reasserting the basis of requested new rates. A decision in this rate case by the TRA currently is pending.

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


           AGL also has identified three sites in Florida which may have been associated with AGL or its predecessors. AGL does not own any of the former MGP sites in Florida. At one site, AGL has entered into an Administrative Order of Consent along with four other potentially responsible parties to further investigate this site. At another site, AGL has received a "Special Notice Letter" from the EPA, and is negotiating the scope of a response with both EPA and the current owner.


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

           Applying these concepts to those sites where some future action presently appears reasonably possible, AGL currently estimates that the future cost to AGL of investigating and remediating the former MGP sites could be as low as $47 million or as high as $81.3 million. That range does not include other expenses, such as unasserted property damage claims, for which AGL may be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $47 million to $81.3 million, no amount within the range can be identified reliably as a better estimate than any other estimate. Therefore, a liability at the low end of that range has been recorded in the financial statements.

           AGL has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGL of Environmental Response Costs, as defined, pursuant to an ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. A regulatory asset in the amount of $69.7 million has been recorded in the financial statements to reflect the recovery of those costs through the ERCRR.

           In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites, and environmental response costs that have been incurred for purposes of the ERCRR. The Georgia Commission conducted hearings on April 16 and 17, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission considered whether the term "Environmental Response Costs" should include punitive damages, whether AGL should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation. Additional hearings relating to these issues are expected to be scheduled in the near future.

           Second, AGL intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties. During the twelve month period ended March 31, 1998, AGL recovered $4.5 million from its insurance carriers and other potentially responsible parties. In accordance with provisions of the ERCRR, AGL recognized other income of $1.4 million and established regulatory liabilities for the remainder of the recoveries.


           On February 10, 1995, a class action lawsuit captioned Trinity Christian Methodist Episcopal Church, et al. v. Atlanta Gas Light Company, No. 95-RCCV-93, was filed in the Superior Court of Richmond County,
     Georgia, seeking to recover for damage to property owned by persons adjacent to and near the former MGP site in Augusta, Georgia. On December 13, 1996, the parties reached a preliminary settlement, which was approved by the Court on April 15, 1997. Pursuant to the settlement, there is a claims process before an umpire to determine either the full fair market value of properties tendered to AGL or the diminution in fair market value of properties not tendered to AGL. Settlements were paid to 188 property owners in the class totaling approximately $2.9 million, including legal fees and expenses of the plaintiffs. One settlement of approximately $64,000, including attorney's fees, is pending reconsideration. AGL filed motions to vacate six settlements totaling approximately $4.3 million. Orders were entered denying the motions to vacate. AGL filed notices of appeal with the Georgia Court of Appeals seeking to reverse the denial of the motions to vacate. On March 25, 1998, the Georgia Court of Appeals affirmed the ruling of the lower court. Pursuant to the Court of Appeals decision, six settlements totaling $4.9 million, including attorney's fees and post judgement interest, have been paid; and are recoverable pursuant to the terms of the ERCRR.


     Other Legal Proceedings

           With regard to other legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.

     Joint Ventures

           On December 1, 1997, AGL Resources, through its subsidiary AGL Interstate Pipeline, entered into a joint venture with a subsidiary of Transcontinental Gas Pipe Line Corporation (Transco) Transcumberland Pipeline Company, known as Cumberland Pipeline Company (Cumberland), to provide interstate pipeline services to customers in Georgia and Tennessee. The transaction is subject to various regulatory approvals. Initially, the 135-mile Cumberland pipeline will include existing pipeline infrastructure owned by the two companies extending from Walton County, Georgia, to Catoosa County, Georgia. Projected to enter service by November 1, 2000, Cumberland will be positioned to serve AGL, Chattanooga and other markets throughout the eastern Tennessee Valley, northwest Georgia and northeast
     Alabama. Affiliates of Transco and AGL Resources each will own 50% of Cumberland, and an affiliate of Transco will serve as operator. The companies announced an open season from March 30, 1998 to May 29, 1998 for subscriptions for capacity on Cumberland, and the project will be submitted to the FERC for approval during fiscal year 1998.

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

           The companies held an open season from December 1, 1997 to January 30, 1998 for Etowah subscriptions for peaking services, and subscriptions for 71% of the total firm peak service capacity were received. A certificate application was filed by the companies with the FERC on April 20, 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-2002 winter heating season.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         10.1     Executive Compensation Plans and Arrangements.

         10.1.a Sixth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.b, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

         10.2 Amendment to Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated December 15, 1997 (Exhibit 10.3, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

         10.3 Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated January 14, 1998.

         27.1     Financial Data Schedule.

         27.2     Finacial Data Schedules (Restated)

      (b)  Reports on Form 8-K.

           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AGL Resources Inc.
                                               (Registrant)

  Date 5/15/98                           /s/ J. Michael Riley
                                             J. Michael Riley
                              Senior Vice President  and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)