Form 10-Q
period 1998-06-30
AGL RESOURCES INC
filed 1998-08-14
CIK 1004155

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1998







Commission         Registrant; State of Incorporation;        I.R.S. Employer
File Number        Address; and Telephone Number         Identification  Number

1-14174              AGL RESOURCES INC.                       58-2210952
                     (A Georgia Corporation)
                     303 PEACHTREE STREET, NE
                     ATLANTA, GEORGIA  30308
                     404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.


Common Stock, $5.00 Par Value
Shares Outstanding at June 30, 1998 ...............................57,165,252

                          AGL RESOURCES
                  Quarterly Report on Form 10-Q
                For the Quarter Ended June 30, 1998


                         Table of Contents

Item                                                                      Page
Number                                                                   Number


            PART I -- FINANCIAL INFORMATION

  1      Financial Statements

             Condensed Consolidated Income Statements                       3
             Condensed Consolidated Balance Sheets                          4
             Condensed Consolidated Statements of Cash Flows                6

             Notes to Condensed Consolidated Financial Statements           7

  2      Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                15


         PART II -- OTHER INFORMATION

  1      Legal Proceedings                                                 24

  5      Other Information                                                 24

  6      Exhibits and Reports on Form 8-K                                  30

                         SIGNATURES                                        31

                                                     PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                   AGL RESOURCES INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED INCOME STATEMENTS
                                       FOR THE THREE MONTHS, NINE MONTHS, AND TWELVE MONTHS ENDED
                                                         JUNE 30, 1998 AND 1997
                                                    (MILLIONS, EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)

                                                               Three Months               Nine Months              Twelve Months
                                                     ------------------------------------------------------------------------------
                                                            1998        1997          1998         1997           1998        1997
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                        $ 247.0     $ 216.7       $1,133.2     $1,093.0      $1,327.8     $1,267.3
Cost of Gas                                                 150.6       117.5          717.5        664.3         819.7        749.3
-----------------------------------------------------------------------------------------------------------------------------------
Operating Margin                                             96.4        99.2          415.7        428.7         508.1        518.0
-----------------------------------------------------------------------------------------------------------------------------------
Other Operating Expenses                                     87.6        84.1          271.1        264.4         356.2        345.7
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                              8.8        15.1          144.6        164.3         151.9        172.3
-----------------------------------------------------------------------------------------------------------------------------------
Other Income                                                  0.6         2.3            8.8          8.4          10.7         11.0
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest and Income Taxes                       9.4        17.4          153.4        172.7         162.6        183.3
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense and Preferred Stock Dividends
      Interest expense                                       13.0        12.5           41.3         39.8          53.7         52.0
      Dividends on preferred stock of subsidiaries            1.5         1.5            5.2          3.7           7.7          4.8
-----------------------------------------------------------------------------------------------------------------------------------
          Total interest expense and preferred stock
              dividends                                      14.5        14.0           46.5         43.5          61.4         56.8
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                            (5.1)        3.4          106.9        129.2         101.2        126.5
-----------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                                 (3.9)        2.0           37.3         49.2          34.9         48.6
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                          $ (1.2)      $ 1.4         $ 69.6       $ 80.0        $ 66.3       $ 77.9
===================================================================================================================================


Basic Earnings (Loss) Per Share of Common Stock            $ (0.02)     $ 0.03         $ 1.22       $ 1.43        $ 1.17     $ 1.40
Diluted Earnings (Loss) Per Share of Common Stock          $ (0.02)     $ 0.03         $ 1.22       $ 1.43        $ 1.16     $ 1.39
Cash Dividends Paid Per Share of  Common Stock              $ 0.27      $ 0.27         $ 0.81       $ 0.81        $ 1.08     $ 1.075

            See notes to condensed consolidated financial statements.

                                         AGL RESOURCES INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (MILLIONS)

                                                                                   (Unaudited)
                                                                                     June 30,              September 30,
ASSETS                                                                         1998             1997              1997
------------------------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                                $ 9.5            $ 4.3             $ 4.8
      Receivables (less allowance for uncollectible accounts
          of $5.7 at June 30, 1998, $4.8 at June 30,
          1997, and $2.6 at September 30, 1997)                                138.5            124.2              93.9
      Inventories
          Natural gas stored underground                                        84.5             95.4             151.8
          Liquefied natural gas                                                 16.6             15.1              17.5
          Materials and supplies                                                 7.4              7.8               8.2
          Other                                                                  5.0              4.3               6.0
      Deferred purchased gas adjustment                                                           9.0               8.5
      Other                                                                      2.3              9.3               2.0
------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                 263.8            269.4             292.7
------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant                                                          2,129.3          2,041.5           2,069.1
      Less: accumulated depreciation                                           683.4            638.7             648.8
------------------------------------------------------------------------------------------------------------------------
          Utility plant - net                                                1,445.9          1,402.8           1,420.3
------------------------------------------------------------------------------------------------------------------------
      Nonutility property                                                      118.1            105.5             105.8
      Less: accumulated depreciation                                            33.0             29.7              29.5
------------------------------------------------------------------------------------------------------------------------
          Nonutility property - net                                             85.1             75.8              76.3
------------------------------------------------------------------------------------------------------------------------
          Total property, plant and equipment - net                          1,531.0          1,478.6           1,496.6
------------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs                                  73.0             44.4              55.0
      Investments in joint ventures                                             37.4             32.5              32.7
      Unrecovered Integrated Resource Plan costs                                 1.2              4.5               2.0
      Other                                                                     28.6             45.6              46.0
------------------------------------------------------------------------------------------------------------------------
          Total deferred debits and other assets                               140.2            127.0             135.7
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $ 1,935.0        $ 1,875.0         $ 1,925.0
========================================================================================================================

            See notes to condensed consolidated financial statements.

                                         AGL RESOURCES INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (MILLIONS)

                                                                                   (Unaudited)
                                                                                     June 30,               September 30,
LIABILITIES AND CAPITALIZATION                                                 1998             1997               1997
------------------------------------------------------------------------------------------------------------------------
Current Liabilities
      Accounts payable-trade                                                  $ 77.3           $ 65.7            $ 65.1
      Short-term debt                                                           10.4             33.5              29.5
      Redemption requirements on preferred stock                                                 14.3              44.5
      Customer deposits                                                         30.9             29.1              29.2
      Interest                                                                  19.3             18.9              29.6
      Taxes                                                                     25.3             32.9              19.1
      Deferred purchased gas adjustment                                         12.0
      Other                                                                     27.4             29.6              26.4
------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                            202.6            224.0             243.4
------------------------------------------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes                                              198.6            180.8             191.7
------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs                                      47.0             31.3              37.3
      Accrued postretirement benefits costs                                     37.4             36.7              34.3
      Deferred credits                                                          59.5             61.0              61.9
------------------------------------------------------------------------------------------------------------------------
          Total long-term liabilities                                          143.9            129.0             133.5
------------------------------------------------------------------------------------------------------------------------
Capitalization
      Long-term debt                                                           660.0            584.5             660.0
      Subsidiary obligated mandatorily redeemable
          preferred securities                                                  74.3             74.3              74.3
      Preferred stock of subsidiary, cumulative $100 par or
          stated value, shares issued and outstanding of
          0.6 at June 30, 1997                                                                   44.5
      Common stock, $5 par value, shares issued and
          outstanding of 57.2 at June 30, 1998, 56.5 at                        655.6            637.9             622.1
          June 30, 1997, and 56.6 at September 30, 1997
------------------------------------------------------------------------------------------------------------------------
          Total capitalization                                               1,389.9          1,341.2           1,356.4
------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Capitalization                                       $ 1,935.0        $ 1,875.0         $ 1,925.0
========================================================================================================================

           See notes to condensed consolidated financial statements.


                                              AGL RESOURCES INC. AND SUBISIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS AND TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                           (MILLIONS)
                                                          (UNAUDITED)
                                                                             Nine Months                         Twelve Months
                                                                 ------------------------------       ------------------------------
                                                                         1998           1997                  1998           1997
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income                                                        $ 69.6         $ 80.0                $ 66.3         $ 77.9
      Adjustments to reconcile net income to
        net cash flow from operating activities
          Depreciation and amortization                                   54.1           53.3                  71.3           70.1
          Deferred income taxes                                            3.9           10.6                  11.8           24.5
          Other                                                            0.1            0.7                  (0.4)           0.3
      Changes in certain assets and liabilities                           69.8           14.0                  38.1          (35.1)
---------------------------------------------------------------------------------------------------------------------------------
            Net cash flow from operating
              activities                                                 197.5          158.6                 187.1          137.7
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Sale of common stock, net of expenses                                0.4            1.1                   1.0            1.4
      Sale of preferred securities, net of expenses                                      74.3                                 74.3
      Sale of long-term debt                                                             30.0                  75.5           30.0
      Short-term borrowings, net                                         (19.1)        (118.5)                (23.1)         (38.4)
      Redemptions and purchase fund requirements
              of preferred securities                                    (44.5)                               (59.2)
      Dividends paid on common stock                                     (40.4)         (37.9)                (51.8)         (50.2)
---------------------------------------------------------------------------------------------------------------------------------
            Net cash flow from financing
              activities                                                (103.6)         (51.0)                (57.6)          17.1
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures                                         (72.3)         (94.5)               (101.1)        (135.3)
      Non-utility capital expenditures                                   (13.2)         (17.9)                (17.9)         (17.9)
      Cost of removal, net of salvage                                     (1.4)          (0.6)                 (2.4)          (0.8)
      Cash received from joint ventures                                    2.0            1.9                   1.3            2.5
      Investment in joint ventures                                        (4.3)          (0.9)                 (4.2)          (1.2)
---------------------------------------------------------------------------------------------------------------------------------
            Net cash flow from investing
              activities                                                 (89.2)        (112.0)               (124.3)        (152.7)
---------------------------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and
              cash equivalents                                             4.7           (4.4)                  5.2            2.1
            Cash and cash equivalents
              at beginning of period                                       4.8            8.7                   4.3            2.2
---------------------------------------------------------------------------------------------------------------------------------
            Cash and cash equivalents
              at end of period                                           $ 9.5          $ 4.3                 $ 9.5          $ 4.3
=================================================================================================================================
Cash Paid During the Year for
      Interest                                                          $ 51.6         $ 46.9                $ 53.5         $ 51.2
      Income taxes                                                      $ 20.2         $ 19.3                $ 29.1         $ 28.3

                                   See notes to condensed consolidated financial statements.

                       AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Principles of Consolidation

           AGL Resources Inc. (AGL Resources), a Georgia corporation, is the holding company for Atlanta Gas Light Company (AGLC), AGLC's wholly owned natural gas utility subsidiary, Chattanooga Gas Company (Chattanooga), and several nonutility subsidiaries. AGLC comprises substantially all of AGL Resources' assets, revenues, and earnings. The consolidated financial statements of AGL Resources include the financial statements of AGLC, Chattanooga, and the nonutility subsidiaries. Intercompany balances and transactions have been eliminated.

2.    Subsidiaries

           Unless noted specifically or otherwise required by the context, references to AGL Resources include AGLC, AGL Interstate Pipeline Company (AGL Interstate Pipeline), AGL Peaking Services, Inc. (AGL Peaking Services), and AGL Resources' nonutility subsidiaries. AGL Resources engages in natural gas distribution through AGLC and AGLC's wholly owned subsidiary, Chattanooga. AGLC is a public utility that distributes and transports natural gas in Georgia and Tennessee and is subject to regulation by the Georgia Public Service Commission (Georgia Commission) and the Tennessee Regulatory Authority (TRA), with respect to its rates for service, maintenance of its accounting records, and various other matters. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which give appropriate recognition to the rate-making and accounting practices and policies of the Georgia Commission and the TRA.

           AGL Resources engages in nonutility business activities through the following wholly owned subsidiaries: AGL Energy Services, Inc. (AGL Energy Services), a gas supply services company; AGL Investments, Inc. (AGL Investments), a subsidiary established to develop and manage certain nonutility businesses; and AGL Resources Service Company. AGL Energy Services has one nonutility subsidiary, Georgia Gas Company. AGL Investments has six wholly owned nonutility subsidiaries: AGL Propane, Inc. (formerly known as Georgia Gas Service Company) (AGL Propane); AGL Consumer Services, Inc.; AGL Gas Marketing, Inc.; AGL Power Services, Inc.; AGL Energy Wise Services, Inc. and Trustees Investments, Inc.

           On December 1, 1997, AGL Resources, through its subsidiary AGL Interstate Pipeline, entered into a joint venture with a subsidiary of Transcontinental Gas Pipe Line Corporation, Transcumberland Pipeline Company, known as Cumberland Pipeline Company, to provide interstate pipeline services to customers in Georgia and Tennessee. On December 15, 1997, AGL Resources, through its subsidiary AGL Peaking Services, and Southern, a subsidiary of Sonat Inc., entered into an agreement to jointly construct, own and operate a new liquefied natural gas peaking facility, Etowah LNG, in Polk County, Georgia.

           In addition, through its wholly owned subsidiary Atlanta Gas Light Services, Inc. (Atlanta Gas Light Services), AGL Resources entered into a joint venture on July 14, 1998 with a subsidiary of Dynegy, Inc. (Dynegy), Dynegy Hub Services, Inc., and with a subsidiary of Piedmont Natural Gas Company (Piedmont), Piedmont Energy Company. The joint venture, SouthStar Energy Services, LLC (SouthStar Energy), was entered into for the purpose of selling on a non-regulated basis natural gas, propane, fuel oil, electricity and related services to industrial, commercial and residential customers in the Southeast. Atlanta Gas Light Services' investment in SouthStar Energy will be accounted for under the equity method of accounting.

3.    Unbundling and AGLC Rate Filing

           The Natural Gas Competition and Deregulation Act (Georgia Gas Act) was signed into law on April 14, 1997. The Act provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia.

           On November 26, 1997, AGLC filed with the Georgia Commission notice of its election to be subject to this new law and to establish separate rates for unbundled services. AGLC filed contemporaneously an application with the Georgia Commission to have its distribution rates, charges, classifications and services regulated pursuant to performance-based regulation. Following hearings held in this proceeding, the Georgia Commission issued a comprehensive order in its decision regarding AGLC's filing of election and application for new rates on June 30, 1998. In doing so, the Georgia Commission set the rates AGLC will charge customers and marketers for natural gas, firm delivery and ancillary services during the transition to competition.

           The Georgia Gas Act provides a transition period leading to effective competition in all natural gas markets. AGLC, as an electing distribution company, will unbundle all services to its natural gas customers, allocate firm delivery capacity to certificated marketers selling the gas commodity and create a secondary market for interruptible transportation capacity. Certificated marketers, including unregulated affiliates of AGLC, will compete to sell natural gas to all customers at market-based prices. AGLC will continue to provide intrastate delivery of gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. The Georgia Commission's order contains a provision to true-up any over-recovery or under-recovery that may exist at the time such purchased gas adjustment (PGA) provisions are discontinued. Accordingly, AGLC will no longer defer any over-recoveries or under-recoveries of gas costs when the regulated PGA provisions are discontinued. In addition, the Georgia Commission will continue to regulate safety, access and quality of service for all aspects of delivery service.

           Key decisions adopted in the Georgia Commission's order were as follows: (1) a $7.4 million rate decrease for service rendered on or after July 1, 1998; (2) an 11.0% rate of return on common equity; (3) a requirement that AGLC file ancillary service rates to separate the services of meter reading, billing, billing inquiries, payment processing and payment collection into separate distinct rates based on fully allocated costs of AGLC; (4) a requirement that AGLC provide balancing services, storage services, and peaking services on an unbundled basis; (5) a requirement that AGLC offer services that are integral to the safety of its delivery system with its delivery rates, on an unbundled basis; (6) a requirement that AGLC redetermine its rates based on guidelines prescribed by the Georgia Commission; (7) denial of a comprehensive performance-based rate regulation plan; (8) a requirement that during the transition period, any customers wanting to return to AGLC commodity sales service should be allowed to do so; (9) a requirement that AGLC require marketers to pay AGLC for fixed charges in advance of service; (10) a requirement that 90% of the revenues generated from interruptible service will go to a universal service fund and the remaining 10% will remain with AGLC; (11) a requirement that AGLC conduct its business in such a manner that does not give preference to any marketer consistent with Code of Conduct procedures AGLC must file with the Georgia Commission; (12) the imposition of a six month waiting period, after certification of at least five nonaffiliated marketers, prior to discontinuing the regulated PGA; and (13) a requirement that AGLC have a fully operational electronic bulletin board, by which AGLC will provide marketers with equal and timely access to information relevant to the availability of firm distribution service, in order for AGLC to open its markets by November 1, 1998.

           On July 10, 1998, AGLC filed with the Georgia Commission a petition for reconsideration and oral argument concerning certain issues addressed by the Georgia Commission's order. Among other decisions, AGLC disagreed with delaying the timing of deregulating the PGA and the Georgia Commission's ruling that a comprehensive alternative form of regulation for delivery service was not required under the provisions of the Georgia Gas Act. On August 4, 1998, the Georgia Commission voted to reconsider the June 30, 1998 order and has scheduled oral arguments for August 18. AGLC cannot predict the outcome of any rehearing nor determine the ultimate effect, if any, such proceedings may have on AGLC at this time.

           The Georgia Gas Act provides marketing standards and rules of business practice to ensure the benefits of a competitive natural gas market are available to all customers on AGLC's system. The act imposes on marketers an obligation to serve with a corresponding universal service fund that provides a funding mechanism for recovery of uncollectible accounts and enables AGLC to expand its facilities and serve the public interest. Pursuant to the Georgia Gas Act, the Georgia Commission issued rules and regulations on December 30, 1997, for random assignment of firm customers to marketers for customers who ultimately do not select a marketer after competition is adequately developed. A total of 28 retail marketing companies, including unregulated affiliates of AGLC, have filed with the Georgia Commission separate certificate of authority applications to sell natural gas to firm customers connected to AGLC's delivery system. Under Georgia Law, the Georgia Commission must certificate this initial group of marketers that meet the established requirements no later than October 15, 1998. Certificated marketers may begin offering natural gas sales services to customers of AGLC by November 1998.

           AGL Resources has determined that the continued application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) remains appropriate. The order continues regulation of PGA by the Georgia Commission during the initial phase of the transition period. However, after this period, PGA rates will no longer be subject to approval by the Georgia Commission.

4.   Interim Financial Statements

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

5.   Earnings

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

6.   Environmental Matters - AGLC

           AGLC has identified nine sites in Georgia where it currently owns all or part of a manufactured gas plant (MGP) site. In addition, AGLC has identified three other sites in Georgia which AGLC does not own, but that may have been associated with the operation of MGPs by AGLC or its predecessors.
           Those sites are potentially subject to a variety of regulatory programs. AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs: the Georgia Hazardous Waste Management Act
     (HWMA) and the Hazardous Site Response Act (HSRA). AGLC is planning to undertake some degree of response action, under one or both of those programs, at most of the Georgia sites.

           AGLC also has identified three sites in Florida which may have been associated with AGLC or its predecessors. AGLC does not own any of the former MGP sites in Florida. At one site, AGLC has entered into an Administrative Order of Consent along with four other potentially responsible parties to further investigate this site. At another site, AGLC has received a "Special Notice Letter" from the U. S. Environmental Protection Agency (EPA), and is negotiating the scope of a response with both EPA and the current owner.

           AGLC has estimated the investigation and remediation expenses likely to be associated with the former MGP sites. First, AGLC has identified several sites where it has concluded that no significant response actions are reasonably likely in the foreseeable future and therefore has not made any cost projections for these sites. Second, since response cost liabilities are often spread among potentially responsible parties, AGLC's ultimate liability will, in some cases, be limited to AGLC's equitable share of such expenses under the circumstances. Therefore, where reasonably possible, AGLC has attempted to estimate the range of AGLC's equitable share, given current cost sharing arrangements, combined with AGLC's current knowledge of relevant facts, including the current methods of equitable apportionment and the solvency of potential contributors. Where such an estimation was not reasonably possible, AGLC has estimated a range of expenses without adjustment for AGLC's equitable share. Finally, AGLC has, with the assistance of outside consultants, prepared estimates of the range of future investigation and remediation costs for those sites where further action appears likely.

           Applying these concepts to those sites where some future action presently appears reasonably possible, AGLC currently estimates that the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $47 million or as high as $81.3 million. That range does not include other expenses, such as unasserted property damage claims, for which AGLC may be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $47 million to $81.3 million, no amount within the range can be identified reliably as a better estimate than any other estimate. Therefore, a liability at the low end of that range has been recorded in the financial statements.

           AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to an Environmental Response Cost Recovery Rider (ERCRR). For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. A regulatory asset in the amount of $73.0 million has been recorded in the financial statements to reflect the recovery of those costs through the ERCRR. Second, AGLC intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties.

           In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites, and environmental response costs that have been incurred for purposes of the ERCRR. The Georgia Commission conducted hearings on April 16 and 17, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission considered whether the term "Environmental Response Costs" should include punitive damages, whether AGLC should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation. Additional hearings relating to these issues are expected to be scheduled in the near future.

           On February 10, 1995, a class action lawsuit captioned Trinity Christian Methodist Episcopal Church, et al. v. Atlanta Gas Light Company, No. 95-RCCV-93, was filed in the Superior Court of Richmond County,
     Georgia, seeking to recover for damage to property owned by persons adjacent to and near the former MGP site in Augusta, Georgia. On December 13, 1996, the parties reached a preliminary settlement, which was approved by the Court on April 15, 1997. Pursuant to the settlement, there is a claims process before an umpire to determine either the full fair market value of properties tendered to AGLC or the diminution in fair market value of properties not tendered to AGLC. Settlements were paid to 188 property owners in the class totaling approximately $2.9 million, including legal fees and expenses of the plaintiffs. One settlement of approximately $64,000, including attorney's fees, is pending reconsideration. AGLC filed motions to vacate six settlements totaling approximately $4.3 million. Orders were entered denying the motions to vacate. AGLC filed notices of appeal with the Georgia Court of Appeals seeking to reverse the denial of the motions to vacate. On March 25, 1998, the Georgia Court of Appeals affirmed the ruling of the lower court. Pursuant to the Court of Appeals decision, six settlements totaling $4.9 million, including attorney's fees and post judgement interest, have been paid; and are recoverable pursuant to the terms of the ERCRR.

7.   Alternative Fuels and Competitive Pricing

           AGLC competes to supply natural gas to interruptible customers who are capable of switching to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to supply gas to interruptible customers who might seek to bypass its distribution system.


          Prior to the Georgia Commission's rate case order of June 30, 1998, AGLC filed and currently is providing service pursuant to 56 Negotiated Contracts. Additionally, AGLC is providing service pursuant to 7 Special Contracts involving long-term contracts to compete with alternative fuels where physical bypass is not the relevant competition. On February 17, 1998, the Georgia Commission nullified two Negotiated Contracts and one Special Contract based on an interpretation of a provision of the Georgia Gas Act that would preclude the Georgia Commission from approving any such contracts on or after the date AGLC filed its notice of election to be subject to the Act. In an administrative session on May 5, 1998, however, the Georgia Commission reversed its earlier decision to nullify those contracts and authorized AGLC to continue to enter into future Special Contracts and Negotiated Contracts provided the initial term of any such contract did not exceed three years and provided all such future contracts include market out provisions. A written order reflecting the Georgia Commission's decision was issued on May 21, 1998.

           The Georgia Commission's rate case order of June 30, 1998, approving the new tariff, effectively superceded its Bypass order of February 17, 1995, that had permitted AGLC to negotiate contracts
     (Negotiated Contracts) with customers who have the option of bypassing AGLC's facilities (Bypass Customers) to receive natural gas from other suppliers. That change affects service rendered on or after July 1, 1998. As a result of the Georgia Commission's order, AGLC will not enter into future Negotiated Contracts.

           AGLC can price distribution services to interruptible customers three ways. First, multiple rates are established under the rate schedules of AGLC's tariff approved by the Georgia Commission. Additionally, if an existing tariff rate does not produce a price competitive with a customer's relevant competitive alternative, AGLC may discount service under a provision of the tariff approved by the Georgia Commission on June 30, 1998 or through Special Contracts approved by the Georgia Commission.

           On November 27, 1996, the TRA approved an experimental rule allowing Chattanooga to negotiate contracts with large commercial and industrial customers who have long-term competitive options, including bypass. The experimental rule provides that before any such customer is allowed a discounted rate, both the large customer and Chattanooga must petition the TRA for prior approval of the rates set forth in the contract. On October 7, 1997, the TRA denied petitions filed by Chattanooga and four large customers for discounted rates pursuant to the experimental rule upon a finding that customer bypass was not imminent. On January 14, 1998, however, the Federal Energy Regulation Commission (FERC) issued an order authorizing the bypass of Chattanooga by Southern Natural Gas Company (Southern) to serve an interruptible customer. AGLC has reached a settlement with the customer thereby avoiding bypass.

8.   Earnings Per Share

           In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share. AGL Resources adopted SFAS 128 in October 1997.

           Earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding. The average number of common shares used in the calculation of basic earnings per share and the weighted average number of shares and common stock equivalent shares used in the calculation of diluted earnings per share for the three-month, nine-month and twelve-month periods ended June 30, 1998 and 1997, were as follows (in millions):

                                      Basic          Diluted
     Three-months ended
     June 30, 1998                    57.1             57.2
     June 30, 1997                    56.2             56.3

     Nine-months ended
     June 30, 1998                    56.9             57.0
     June 30, 1997                    56.0             56.1

     Twelve-months ended
     June 30, 1998                    56.8             56.9
     June 30, 1997                    55.9             56.0

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

9.   Accounting Developments

           In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. AGL Resources will adopt SFAS 130 and SFAS 131 in fiscal year 1999.
           In June 1998,  the FASB  issued  Statement  of  Financial  Accounting
     Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AGL Resources will adopt SFAS 133 in fiscal year 1999.

           In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. AGL Resources will adopt SOP 98-1 in fiscal year 2000.

           Management does not expect these new pronouncements to have a significant impact on the presentation of AGL Resources' consolidated financial statements.

           During November 1997, the Emerging Issues Task Force (EITF) published Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." Issue No. 97-13 addresses costs which have been incurred by organizations related to advances in computer technologies. Some of the costs which have been incurred include consulting fees paid for business process reengineering and information technology transformation. The EITF concluded that these costs should be expensed as incurred rather than capitalized. The EITF required items previously capitalized to be written off during the quarter which includes November 20, 1997. The impacts of applying the effects of this consensus were not significant to the financial results for the nine-month period ended June 30, 1998.

10.  Year 2000

           The widespread use by businesses and governments, including AGL Resources, of computer software that relies on two digits, rather than four digits, to define the applicable year may cause computers, computer-controlled systems and equipment with embedded software to malfunction when processing data across the year 2000 date. In order to assess the potential impact of this "year 2000" issue on its business, operations and financial condition, AGL Resources has established a central office to coordinate and report on a continuing basis with regard to the assessment, remediation planning and plan implementation processes of AGL Resources directed to "year 2000". AGL Resources has engaged a nationally recognized consultant to assist AGL Resources in its assessment and remediation planning activities.

           AGL Resources is continuing its assessment of the impact of "year 2000" across its operations, including its customer and vendor base. Further, AGL Resources continues to develop and implement remediation plans pursuant to established processes to avoid or, in some instances reduce to an acceptable level, the impact of "year 2000" on its operations.

           AGL Resources intends to continue to develop and implement remediation plans and to devote the resources necessary to achieve a level of readiness for "year 2000" in a timely manner. Presently, AGL Resources believes that its assessment, remediation planning and plan implementation processes will be effective to timely achieve "year 2000" readiness.

           As of June 30, 1998, AGL Resources' accumulated expenditures in connection with its "year 2000" assessment, remediation planning and plan implementation processes were $2.1 million. Pending completion of its "year 2000" assessments, AGL Resources cannot as yet estimate the remaining costs to achieve "year 2000" readiness in a timely manner. At present, the cost estimates associated with achieving "year 2000" readiness are not expected to significantly impact AGL Resources' consolidated financial statements. In the June 30, 1998 rate case order of the Georgia Commission regarding AGLC, the Georgia Commission provided that "year 2000" costs of AGLC should be amortized over a period of five years, beginning October 1, 1998. (See
     Note 3 to Notes to Condensed Consolidated Financial Statements - "Unbundling and AGLC Rate Filing".)














      (The  remainder of this page was intentionally left blank.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                AND FINANCIAL CONDITION

     Forward Looking Statements

           The Private Securities Litigation Reform Act of 1995 provides for the use of cautionary statements accompanying forward-looking statements. Disclosures provided contain forward-looking statements concerning, among other things, deregulation, restructuring, environmental remediation and "year 2000" readiness.

           Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: changes in price and demand for natural gas and related products; uncertainty as to state and federal legislative and regulatory issues; the effects of competition, particularly in markets where prices and providers historically have been regulated; changes in accounting policies and practices; uncertainty with regard to environmental issues, and competitive issues in general; the inability of AGL Resources to accurately estimate its costs to achieve "year 2000" readiness; the inability of AGL Resources, or a portion of AGL Resources' customer base generating a material part of its revenue, or that portion of AGL Resources' vendor base providing critical services or products to AGL Resources, to timely achieve "year 2000" readiness in a manner that does not have a material adverse impact on the operations or revenues of AGL Resources; and the inability of financial institutions and the United States Postal Service providing payment and payment delivery services for AGL Resources' customers to timely deliver payments to AGL Resources for its products and services.

     Results of Operations

     Three-Month Periods Ended June 30, 1998 and 1997

           Explained below are the major factors that had a significant effect on results of operations for the three-month period ended June 30, 1998, compared with the same period in 1997.

           Operating  revenues  increased 14.0% for the three-month period ended
     June 30, 1998, compared with the same period in 1997 primarily due to increased volumes of gas sold to customers outside of the utility's distribution system and increased volumes of gas sold to interruptible power plant customers as a result of unusually warm weather during the months of May and June 1998.

           AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Under-recoveries or over-recoveries of AGLC's gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 28.2% for the three-month period ended June 30, 1998, compared with the same period in 1997 primarily due to increased volumes of gas sold to customers outside of the utility's distribution system and increased volumes of gas sold to interruptible power plant customers as a result of unusually warm weather during the months of May and June 1998.

           Operating margin decreased 2.8% for the three-month period ended June 30, 1998, compared with the same period in 1997 primarily due to decreased recovery through a rate rider of expenses associated with an Integrated Resource Plan (IRP). That decrease was offset partly by increased margins from utility operations as a result of growth in the number of customers served.

           Operating expenses increased 4.2% for the three-month period ended June 30, 1998, compared with the same period in 1997 primarily due to (1) start-up marketing expenses of a nonutility retail energy marketing subsidiary and (2) charges related to recent management restructuring. The increase in operating expenses was offset partly by decreased expenses associated with the IRP. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rate rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income.

           Other income decreased $1.7 million for the three-month period ended June 30, 1998, compared with the same period in 1997 primarily due to the contribution of certain assets to a private charitable foundation established by AGL Resources during June 1998. That decrease was offset partly by increased income from AGL Resources' energy marketing joint ventures.

           Interest expense increased $0.5 million for the three-month period ended June 30, 1998, compared with the same period in 1997 primarily due to increased amounts of long-term debt outstanding during the period. The increase in interest expense was offset partly by decreased amounts of short-term debt outstanding.

           Income taxes decreased $5.9 million for the three-month period ended June 30, 1998, compared with the same period in 1997 primarily due to decreased taxable income.

           Net loss for the three-month period ended June 30, 1998, was $1.2 million, compared with net income of $1.4 million for the same period in 1997. Basic and diluted loss per share of common stock was $0.02 for the three-month period ended June 30, 1998, compared with basic and diluted earnings per share of $0.03 for the same period in 1997. The decreases in net income and earnings per share were primarily due to increased operating expenses.

     Nine-month Periods Ended June 30, 1998 and 1997

           Explained below are the major factors that had a significant effect on results of operations for the nine-month period ended June 30, 1998, compared with the same period in 1997.

           Operating revenues increased 3.7% for the nine-month period ended June 30, 1998, compared with the same period in 1997 primarily due to an increase in the cost of gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph, as a result of (1) increased volumes of gas sold due to weather that was 28.4% colder than during the same period in 1997, and
     (2) increased volumes of gas sold to customers outside of the utility's distribution system. The increase in operating revenues was offset partly by (1) decreased recovery through a rate rider of expenses associated with an IRP and (2) decreased consumption patterns attributable to AGLC's firm service customers that are not related to weather conditions.

           AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Under-recoveries or over-recoveries of AGLC's gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 8.0% for the nine-month period ended June 30, 1998, compared with the same period in 1997 primarily due to (1) increased volumes of gas sold as a result of weather that was 28.4% colder than during the same period in 1997 and (2) increased volumes of gas sold to customers outside of the utility's distribution system.

           Operating margin decreased 3.0% for the nine-month period ended June 30, 1998, compared with the same period in 1997 primarily due to (1) decreased recovery though a rate rider of expenses associated with an IRP and (2) decreased consumption patterns attributable to AGLC's firm-service customers that are not related to weather conditions. The decrease in operating margin was offset partly by margins resulting from propane operations acquired in February and June, 1997. Weather Normalization Adjustment Riders (WNARs), approved by the Georgia Commission and the TRA, stabilized operating margin at the level which would occur with normal weather for the nine-month periods ended June 30, 1998 and 1997. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

           Operating expenses increased 2.5% for the nine-month period ended June 30, 1998, compared with the same period in 1997 primarily due to (1) increased distribution maintenance expenses, (2) start-up marketing expenses of a nonutility retail energy marketing subsidiary, (3) charges related to recent management restructuring and (4) operating expenses of propane operations acquired during February and June, 1997. The increase in operating expenses was offset partly by decreased expenses associated with the IRP. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rate rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income.

           Other income increased $0.4 million for the nine-month period ended June 30, 1998, compared with the same period in 1997 primarily due to increased income from AGL Resources' energy marketing joint ventures. That increase was offset partly by (1) the contribution of certain assets to a private charitable foundation established by AGL Resources during June 1998 and (2) a decrease in certain carrying costs recovered from utility customers. The decreased carrying costs are attributable to decreased expenses associated with the IRP.

           Interest expense increased $1.5 million for the nine-month period ended June 30, 1998, compared with the same period in 1997 primarily due to increased amounts of long-term debt outstanding during the period. The increase in interest expense was offset partly by decreased amounts of short-term debt outstanding.

           Dividends on preferred stock of subsidiaries increased $1.5 million for the nine-month period ended June 30, 1998, compared with the same period in 1997 primarily due to dividend requirements related to the issuance of $75 million principal amount of Capital Securities in June 1997 as more fully described below within the caption "Financial Condition."

           Income taxes decreased $11.9 million for the nine-month period ended June 30, 1998, compared with the same period in 1997 primarily due to decreased taxable income.

           Net income for the nine-month period ended June 30, 1998, was $69.6 million, compared with net income of $80.0 million for the same period in 1997. Basic and diluted earnings per share were $1.22 for the nine-month period ended June 30, 1998, compared with basic and diluted earnings per share of $1.43 for the same period in 1997. The decreases in net income and earnings per share were primarily due to (1) increased operating expenses and (2) decreased operating margin. The decreases in net income and earnings per share were offset partly by increased income from AGL Resources' energy marketing joint ventures.

     Twelve-Month Periods Ended June 30, 1998 and 1997

           Explained below are the major factors that had a significant effect on results of operations for the twelve-month period ended June 30, 1998, compared with the same period in 1997.

           Operating revenues increased 4.8% for the twelve-month period ended June 30, 1998, compared with the same period in 1997 primarily due to increased operating revenues attributable to (1) an increase in the cost of gas supply recovered from customers under the purchased gas provisions of AGLC's rate schedules, as explained in the following paragraph, as a result of increased volumes of gas sold due to weather that was 28.4% colder than during the same period in 1997, (2) increased revenues from a nonutility retail energy marketing subsidiary and (3) increased revenues from propane operations acquired in February and June, 1997. The increase in operating revenues was offset substantially by (1) decreased recovery through a rate rider of expenses associated with an IRP and (2) decreased consumption patterns attributable to AGLC's firm-service customers that are not related to weather conditions.

           AGLC balances the cost of gas with revenues collected from customers under the purchased gas provisions of its rate schedules. Under-recoveries or over-recoveries of AGLC's gas costs are deferred and recorded as current assets or liabilities, thereby eliminating the effect that recovery of gas costs would otherwise have on net income. Cost of gas increased 9.4% for the twelve-month period ended June 30, 1998, compared with the same period in 1997 primarily due to (1) increased volumes of gas sold as a result of weather that was 28.4% colder than during the same period in 1997, (2) increased cost of gas attributable to a nonutility retail energy marketing subsidiary and (3) increased cost of gas attributable to propane operations acquired in February and June, 1997.

           Operating margin decreased 1.9% for the twelve-month period ended June 30, 1998, compared with the same period in 1997 primarily due to (1) decreased recovery through a rate rider of expenses associated with an IRP and (2) decreased consumption patterns attributable to AGLC's firm-service customers that are not related to weather conditions. The decrease in operating margin was offset partly by an increase in operating margin attributable to (1) propane operations acquired in February and June, 1997 and (2) a nonutility gas supply services subsidiary. WNARs, approved by the Georgia Commission and the TRA, stabilized operating margin at the level which would occur with normal weather for the twelve-month periods ended June 30, 1998 and 1997. As a result of the WNARs, weather conditions experienced do not have a significant impact on the comparability of operating margin.

           Operating expenses increased 3.0% for the twelve-month period ended June 30, 1998, compared with the same period in 1997 primarily due to (1) increased distribution maintenance expense, (2) start-up marketing expenses of a nonutility retail energy marketing subsidiary, (3) operating expenses of propane operations acquired during February and June, 1997 and (4) increased depreciation expense recorded as a result of increased depreciable property. The increase in operating expenses was offset partly by decreased expenses associated with the IRP. AGLC balances IRP expenses which are included in operating expenses with revenues collected under the rate rider, thereby eliminating the effect that recovery of IRP expenses would otherwise have on net income.

           Other income decreased $0.3 million for the twelve-month period ended June 30, 1998, compared with the same period in 1997 primarily due to (1) increased carrying costs on portions of recoveries of environmental response costs from insurance carriers and third parties, (2) decreased recoveries of environmental response costs from insurance carriers and third parties and (3) the contribution of certain assets to a private charitable foundation established by AGL Resources during June 1998. Those decreases were substantially offset by increased income from AGL Resources' energy marketing joint ventures.

           Interest expense increased 3.3% for the twelve-month period ended June 30, 1998, compared with the same period in 1997 primarily due to increased amounts of long-term debt outstanding during the period. The increase in interest expense was offset partly by decreased amounts of short-term debt outstanding.

           Dividends on preferred stock of subsidiaries increased $2.9 million for the twelve-month period ended June 30, 1998, compared with the same period in 1997 primarily due to dividend requirements related to the issuance of $75 million principal amount of Capital Securities in June 1997 as more fully described below within the caption "Financial Condition."

           Income taxes decreased $13.7 million for the twelve-month period ended June 30, 1998, compared with the same period in 1997 primarily due to decreased taxable income.

           Net income for the twelve-month period ended June 30, 1998, was $66.3 million, compared with net income of $77.9 million for the same period in 1997. Basic and diluted earnings per share of common stock were $1.17 and $1.16, respectively, for the twelve-month periods ended June 30, 1998, and 1997, compared with basic and diluted earnings per share of $1.40 and $1.39, respectively, for the same periods in 1997. The decreases in net income and earnings per share were primarily due to increased operating expenses. The decreases in net income and earnings per share were offset partly by increased income from AGL Resources' energy marketing joint ventures.

     Financial Condition

           AGL Resources' primary gas utility business is highly seasonal in nature and typically shows a substantial increase in accounts receivable from customers from September 30 to June 30 as a result of colder weather. The utility also uses gas stored underground and liquefied natural gas to serve its customers during periods of colder weather. As a result, accounts receivable increased $44.6 million and inventory of gas stored underground and liquefied natural gas decreased $68.2 million during the nine-month period ended June 30, 1998. Accounts receivable increased $14.3 million from June 30, 1997 to June 30, 1998, primarily due to increased operating revenues. Inventory of gas stored underground decreased $10.9 million from June 30, 1997 to June 30, 1998 primarily due to increased volumes of gas withdrawn from storage as a result of weather that was 28.4% colder during the twelve-month period ended June 30, 1998, compared with the same period in 1997.

           Accounts payable increased $12.2 million and $11.6 million during the nine and twelve month periods ended June 30, 1998, respectively, primarily due to an increase in accounts payable to gas suppliers.

           The gas purchasing practices of AGLC are subject to review by the Georgia Commission under legislation enacted by the Georgia General Assembly (Gas Supply Plan Legislation). The Gas Supply Plan Legislation establishes procedures for review and approval, in advance, of gas supply plans for gas utilities and gas cost adjustment factors applicable to firm service customers of gas utilities. Pursuant to AGLC's approved Gas Supply Plan for fiscal year 1998, gas supply purchases are being recovered under the purchased gas provisions of AGLC's rate schedules. The plan also allows recovery from the customers of AGLC of Federal Energy Regulatory Commission's (FERC) Order No. 636 transition costs that are currently being charged by AGLC's pipeline suppliers.

           Based on filings with the FERC by its pipeline suppliers, AGLC currently estimates that its total portion of transition costs associated with the FERC's Order No. 636 from all of its pipeline suppliers will be approximately $106.1 million. Approximately $97.6 million of such costs has been incurred by AGLC as of June 30, 1998, and is being recovered from its customers under the purchased gas provisions of AGLC's rate schedules.

           AGLC's Gas Supply Plan for fiscal year 1998 includes limited gas supply hedging activities. AGLC is authorized to enter into an expanded program to hedge up to one half of its estimated monthly winter wellhead purchases and establish a price for those purchases at an amount other than the beginning of the month index price to create an additional element of diversification and price stability. The financial results of all hedging activities are passed through to firm service customers under the purchased gas provisions of AGLC's rate schedules. Accordingly, there is no earnings impact as a result of the hedging program.

          On July 31, 1998, AGLC filed with the Georgia Commission its annual Gas Supply Plan for approval. AGLC's filing under the Georgia Gas Act to become an electing distribution company resulted in certain changes between the 1998 and 1999 Plans. Revenues from off-system sales and capacity release are no longer credited to the PGA, but rather to a universal service fund. Further, all storage carrying costs are included in the PGA factors. Becoming an electing distribution company has an impact on the PGA factors necessary to assure a smooth transition to competition and to avoid imbalances in either over-or under-recoveries of gas costs. As a result of these changes, AGLC proposed certain modifications to the PGA. Those modifications are to have a separate demand and commodity component for the PGA. The Demand Component would be designed to recover all of fixed costs and the Commodity Component would recover commodity or variable costs.

           As noted above, AGLC recovers the cost of gas under the purchased gas provisions of its rate schedules. AGLC was in an under-recovery position of $8.5 million as of September 30, 1997, an under-recovery position of $9 million as of June 30, 1997, and an over-recovery position of $12 million as of June 30, 1998. Under the provisions of the utility's rate schedules, any under-recoveries or over-recoveries of purchased gas costs are included in current assets or liabilities and have no effect on net income. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

           The expenditures for plant and other property totaled $85.5 million for the nine-month and $119.0 million for the twelve-month periods ended June 30, 1998, respectively.

           AGLC has accrued liabilities of $47 million as of June 30, 1998, $31.3 million as of June 30, 1997, and $37.3 million as of September 30, 1997, for estimated future expenditures covering investigation and remediation of MGP sites which are expected to be made over a period of several years. The Georgia Commission has approved the recovery by AGLC of Environmental Response Costs pursuant to the ERCRR. In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites and environmental response costs that have been incurred for purposes of the ERCRR.

           The Georgia Commission conducted hearings on April 16 and 17, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission considered whether the term "Environmental Response Costs" should include punitive damages, whether AGLC should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation. Additional hearings relating to this issue are expected to be scheduled in the near future. See Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

           In June 1997, AGL Capital Trust, a Delaware business trust (the Trust), of which AGL Resources owns all of the common voting securities, issued and sold to certain initial investors $75 million in principal amount of 8.17% Capital Securities (liquidation amount $1,000 per Capital Security), the proceeds of which were used to purchase from AGL Resources 8.17% Junior Subordinated Deferrable Interest Debentures due June 1, 2037. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures on the stated maturity date of June 1, 2037, upon the earlier occurrence of certain events or upon the optional prepayment by AGL Resources on or after June 1, 2007. AGL Resources has fully and unconditionally guaranteed all of the Trust's obligations with respect to the Capital Securities. Net proceeds to AGL Resources from the sale of the Junior Subordinated Debentures of $74.3 million was used to repay short-term debt, to redeem certain of AGLC's outstanding issues of preferred stock and for other corporate purposes.

           On August 15, 1997, AGLC redeemed its 4.5% Cumulative Preferred Stock, 4.72% Cumulative Preferred Stock, 5% Cumulative Preferred Stock, 7.84% Cumulative Preferred Stock, and 8.32% Cumulative Preferred Stock at the call price in effect for each issue for an aggregate principal amount of $14.7 million. Those issues of preferred stock have been retired in full. On December 1, 1997, AGLC redeemed its 7.70% depositary preferred shares at the redemption price of $100 per share for an aggregate principal amount of $44.5 million.

           Long-term debt outstanding increased $75.5 million during the twelve-month period ended June 30, 1998, as a result of the issuance in July 1997 by AGLC of the remaining $75.5 million of $300 million aggregate principal amount of Medium-Term Notes Series C. Net proceeds from the issuance of Medium-Term Notes were used to fund capital expenditures, to repay short-term debt and for other corporate purposes.

           Short-term debt decreased $19.1 million for the nine-month period ended June 30, 1998 primarily due to net cash flow from operating activities. Short-term debt decreased $23.1 million for the twelve-month period ended June 30, 1998 primarily due to the issuance of Capital Securities and long-term debt.

          Prior to the Georgia Commission's rate case order of June 30,1998, AGLC filed and currently is providing service pursuant to 56 Negotiated Contracts. Additionally, AGLC is providing service pursuant to 7 Special Contracts involving long-term contracts to compete with alternative fuels where physical bypass is not the relevant competition. On February 17, 1998, the Georgia Commission nullified two Negotiated Contracts and one Special Contract based on an interpretation of a provision of the Georgia Gas Act that would preclude the Georgia Commission from approving any such contracts on or after the date AGLC filed its notice of election to be subject to the Act. In an administrative session on May 5, 1998, however, the Georgia Commission reversed its earlier decision to nullify those contracts and authorized AGLC to continue to enter into future Special Contracts and Negotiated Contracts provided the initial term of any such contract did not exceed three years and provided all such future contracts include market out provisions. A written order reflecting the Georgia Commission's decision was issued on May 21, 1998.

          The Georgia Commission's rate case order of June 30, 1998 effectively superceded its Bypass order of February 17, 1995, that had permitted AGLC to negotiate contracts (Negotiated Contracts) with customers who have the option of bypassing AGLC's facilities (Bypass Customers) to receive natural gas from other suppliers. That change affects service rendered on or after July 1, 1998. As a result of the Georgia Commission's order, AGLC will not enter into future Negotiated Contracts.


           On November 27, 1996, the TRA approved an experimental rule allowing Chattanooga to negotiate contracts with large commercial or industrial customers who have long-term competitive options, including bypass. The experimental rule provides that before any such customer is allowed a discounted rate, both the large customer and Chattanooga must petition the TRA for approval of the rates set forth in the contract. On October 7, 1997, the TRA denied petitions filed by Chattanooga and four large customers for discounted rates pursuant to the experimental rule upon a finding that customer bypass was not imminent. On January 14, 1998, however, the FERC issued an order authorizing the bypass of Chattanooga by Southern to serve an interruptible customer. AGLC has reached a settlement with the customer thereby avoiding bypass.

           The Georgia Gas Act was signed into law on April 14, 1997. The Act provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia. On November 26, 1997, AGLC filed with the Georgia Commission notice of its election to be subject to this new law and to establish separate rates for unbundled services. AGLC filed contemporaneously an application with the Georgia Commission to have its distribution rates, charges, classifications and services regulated pursuant to performance-based regulation. Following hearings held in this proceeding, the Georgia Commission issued a comprehensive order in its decision regarding AGLC's filing of election and application for new rates on June 30, 1998. In doing so, the Georgia Commission set the rates AGLC will charge customers and marketers for natural gas, firm delivery and ancillary services during the transition to competition. See Note 3 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

           On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Requested revenues from the rate increase would be used to improve and expand Chattanooga's natural gas distribution system; to recover increased operation, maintenance and tax expenses; and to provide a reasonable return to investors. Hearings in this proceeding were held in February 1998. On July 21, 1998, the TRA directed Chattanooga to decrease rates by $1.2 million. Upon receipt of a written order, Chattanooga will evaluate its options with respect to the rate case. AGLC cannot predict the outcome of this regulatory proceeding nor determine the ultimate effect, if any, such proceeding may have on Chattanooga at this time.

     Year 2000

           The widespread use by businesses and governments, including AGL Resources, of computer software that relies on two digits, rather than four digits, to define the applicable year may cause computers, computer-controlled systems and equipment with embedded software to malfunction when processing data across the year 2000 date. In order to assess the potential impact of this "year 2000" issue on its business, operations and financial condition, AGL Resources has established a central office to coordinate and report on a continuing basis with regard to the assessment, remediation planning and plan implementation processes of AGL Resources directed to "year 2000". AGL Resources has engaged a nationally recognized consultant to assist AGL Resources in its assessment and remediation planning activities.

           AGL Resources is continuing its assessment of the impact of "year 2000" across its operations, including its customer and vendor base. Further, AGL Resources continues to develop and implement remediation plans pursuant to established processes to avoid or, in some instances reduce to an acceptable level, the impact of "year 2000" on its operations.

           AGL Resources intends to continue to develop and implement remediation plans and to devote the resources necessary to achieve a level of readiness for "year 2000" in a timely manner. Presently, AGL Resources believes that its assessment, remediation planning and plan implementation processes will be effective to timely achieve "year 2000" readiness.

           As of June 30, 1998, AGL Resources' accumulated expenditures in connection with its "year 2000" assessment, remediation planning and plan implementation processes were $2.1 million. Pending completion of its "year 2000" assessments, AGL Resources cannot as yet estimate the remaining costs to achieve "year 2000" readiness in a timely manner. At present, the cost estimates associated with achieving "year 2000" readiness are not expected to significantly impact AGL Resources' consolidated financial statements. In the June 30, 1998 rate case order of the Georgia Commission regarding AGLC, the Georgia Commission provided that "year 2000" costs of AGLC should be amortized over a period of five years, beginning October 1, 1998. (See
     Note 3 to Notes to Condensed Consolidated Financial Statements - "Unbundling and AGLC Rate Filing".)

     Accounting Developments

           In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. AGL Resources will adopt SFAS 130 and SFAS 131 in fiscal year 1999.

           In June 1998,  the FASB  issued  Statement  of  Financial  Accounting
     Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AGL Resources will adopt SFAS 133 in fiscal year 1999.

           In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. AGL Resources will adopt SOP 98-1 in fiscal year 2000.

           Management does not expect these new pronouncements to have a significant impact on the presentation of AGL Resources' consolidated financial statements.

           During November 1997, the EITF published Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." Issue No. 97-13 addresses costs which have been incurred by organizations related to advances in computer technologies. Some of the costs which have been incurred include consulting fees paid for business process reengineering and information technology transformation. The EITF concluded that these costs should be expensed as incurred rather than capitalized. The EITF required items previously capitalized to be written off during the quarter which includes November 20, 1997. The impacts of applying the effects of this consensus were not significant to the financial results for the nine-month period ended June 30, 1998.













   (The  remainder  of this page was  intentionally left blank.)

                  PART II -- OTHER INFORMATION

           "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and should be read in conjunction therewith.

     ITEM 1.  LEGAL PROCEEDINGS
              See Item 5.

     ITEM 5.  OTHER INFORMATION

     Shareholders' Proposals for Presentation at the 1999 Annual Meeting

           Shareholders who wish to present business at the 1999 Annual Meeting of Shareholders (1999 Annual Meeting) are required to provide notice to the Corporate Secretary of their intent to do so on or before August 25, 1998, and such notice must provide the information set forth in the AGL Resources Inc. Bylaws. A copy of these Bylaw requirements will be provided upon written request to the Corporate Secretary, AGL Resources Inc., 303 Peachtree Street, loc 1080, Atlanta, Georgia 30308. This deadline applies to all shareholder proposals sought to be considered at the 1999 Annual Meeting (including those sought to be included in the Proxy Statement for the 1999 Annual Meeting).

     Federal Regulatory Matters

          FERC Order 636 Transition Costs Settlement Agreements. Based on filings with the FERC by its pipeline suppliers, AGLC currently estimates that its total portion of transition costs associated with the FERC's Order No. 636 from all of its pipeline suppliers will be approximately $106.1 million. Approximately $97.6 million of such costs has been incurred by AGLC as of June 30, 1998, and is being recovered from its customers under the purchased gas provisions of AGLC's rate schedules.

          FERC Rate Proceedings. AGLC participates in various rate proceedings before the FERC involving applications for rate changes filed by its pipeline suppliers. These proceedings typically involve numerous issues concerning the pipeline's cost of service, allocation of costs to different services, and rate design. A variety of cost allocation and rate design proposals typically are advanced by the pipeline's customers, making it impossible to forecast the precise effect of any given rate change filing on AGLC's operations. AGLC is authorized to recover the costs paid to its pipeline suppliers from its customers through the purchased gas provisions of its rate schedules. To the extent that these cases have not been settled, as described below, the rates filed in these proceedings have been accepted, and made effective subject to refund and the outcome of the FERC proceedings.

          Transco. On June 12, 1998, the FERC issued an order approving a partial settlement in Transco's current rate case. Among other things, the partial settlement resolves cost of service, cost allocation, and rate design issues and provides for a reduction in the cost of service underlying Transco's filed rates of approximately $103.3 million. The settlement also provides for changes to Transco's cashout mechanism. The settlement reserved for litigation issues primarily relating to Transco's rate of return on equity. The reserved issues currently are pending before a FERC administrative law judge.

          Bear Creek Storage. Tennessee Gas Pipe Line (Tennessee) currently provides a no-fee exchange service for Southern Natural Gas Company (Southern) in connection with the Bear Creek Storage facility, which is jointly owned by Tennessee and Southern and which is used by Southern to provide no-notice firm transportation service to its customers, including AGLC. On June 11, 1998, the FERC issued an order rejecting a proposal by Tennessee to terminate the no-fee arrangement and replace it with service under Tennessee's generally applicable firm transportation rate schedule, at the generally applicable rate for firm transportation service. AGLC opposed Tennessee's proposal, which could have threatened Southern's ability to provide no-notice transportation service and would, at a minimum, have resulted in increased rates for such service. Tennessee has not sought rehearing, and the FERC's order is therefore final.

          AGLC Waiver Request. On May 1, 1998, AGLC filed a request for clarification and waiver of certain FERC policies governing transfer of firm interstate pipeline capacity by holders of such capacity. AGLC filed the request in order to facilitate the transfer of its firm interstate pipeline capacity to marketers, as part of the unbundling of its local distribution system pursuant to the Georgia Gas Act, more fully described below. On July 31, 1998, the FERC issued an order granting AGLC's requested waiver for a period of one year, subject to filing certain provisions of its state tariff with the FERC.

          Etowah LNG. On April 20, 1998, Etowah LNG filed an application with the FERC seeking authority to construct a new Liquefied Natural Gas (LNG) storage facility in Polk County, Georgia, and to provide an LNG peaking service. AGLC has entered into precedent agreements to subscribe to the new LNG peaking service upon authorization by the FERC. Etowah LNG's application is pending before the FERC.

         AGLC cannot predict the outcome of those federal proceedings nor determine the ultimate effect, if any, such proceedings may have on AGLC.

     State Regulatory Matters

           Unbundling and AGLC Rate Filing. The Georgia Gas Act was signed into law on April 14, 1997. The Act provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia.

           On November 26, 1997, AGLC filed with the Georgia Commission notice of its election to be subject to this new law and to establish separate rates for unbundled services. AGLC filed contemporaneously an application with the Georgia Commission to have its distribution rates, charges, classifications and services regulated pursuant to performance-based regulation. Following hearings held in this proceeding, the Georgia Commission issued a comprehensive order in its decision regarding AGLC's filing of election and application for new rates on June 30, 1998. In doing so, the Georgia Commission set the rates AGLC will charge customers and marketers for natural gas, firm delivery and ancillary services during the transition to competition.

           The Georgia Gas Act provides a transition period leading to effective competition in all natural gas markets. AGLC, as an electing distribution company, will unbundle all services to its natural gas customers, allocate firm delivery capacity to certificated marketers selling the gas commodity and create a secondary market for interruptible transportation capacity. Certificated marketers, including unregulated affiliates of AGLC, will compete to sell natural gas to all customers at market-based prices. AGLC will continue to provide intrastate delivery of gas to end users through its existing system, subject to continued rate regulation by the Georgia Commission. The Georgia Commission's order contains a provision to true-up any over-recovery or under-recovery that may exist at the time such purchased gas adjustment (PGA) provisions are discontinued. Accordingly, AGLC will no longer defer any over-recoveries or under-recoveries of gas costs when the regulated PGA provisions are discontinued. In addition, the Georgia Commission will continue to regulate safety, access and quality of service for all aspects of delivery service.

           Key decisions adopted in the Georgia Commission's order were as follows: (1) a $7.4 million rate decrease for service rendered on or after July 1, 1998; (2) an 11.0% rate of return on common equity; (3) a requirement that AGLC file ancillary service rates to separate the services of meter reading, billing, billing inquiries, payment processing and payment collection into separate distinct rates based on fully allocated costs of AGLC; (4) a requirement that AGLC provide balancing services, storage services, and peaking services on an unbundled basis; (5) a requirement that AGLC offer services that are integral to the safety of its delivery system with its delivery rates, on an unbundled basis; (6) a requirement that AGLC redetermine its rates based on guidelines prescribed by the Georgia Commission; (7) denial of a comprehensive performance-based rate regulation plan; (8) a requirement that during the transition period, any customers wanting to return to AGLC commodity sales service should be allowed to do so; (9) a requirement that AGLC require marketers to pay AGLC for fixed charges in advance of service; (10) a requirement that 90% of the revenues generated from interruptible service will go to a universal service fund and the remaining 10% will remain with AGLC; (11) a requirement that AGLC conduct its business in such a manner that does not give preference to any marketer consistent with Code of Conduct procedures AGLC must file with the Georgia Commission; (12) the imposition of a six month waiting period, after certification of at least five nonaffiliated marketers, prior to discontinuing the regulated PGA; and (13) a requirement that AGLC have a fully operational electronic bulletin board, by which AGLC will provide marketers with equal and timely access to information relevant to the availability of firm distribution service, in order for AGLC to open its markets by November 1, 1998.

           On July 10, 1998, AGLC filed with the Georgia Commission a petition for reconsideration and oral argument concerning certain issues addressed by the Georgia Commission's order. Among other decisions, AGLC disagreed with delaying the timing of deregulating the PGA and the Georgia Commission's ruling that a comprehensive alternative form of regulation for delivery service was not required under the provisions of the Georgia Gas Act. On August 4, 1998, the Georgia Commission voted to reconsider the June 30, 1998 order and has scheduled oral arguments for August 18. AGLC cannot predict the outcome of any rehearing nor determine the ultimate effect, if any, such proceedings may have on AGLC at this time.

           The Georgia Gas Act provides marketing standards and rules of business practice to ensure the benefits of a competitive natural gas market are available to all customers on AGLC's system. The act imposes on marketers an obligation to serve with a corresponding universal service fund that provides a funding mechanism for recovery of uncollectible accounts and enables AGLC to expand its facilities and serve the public interest. Pursuant to the Georgia Gas Act, the Georgia Commission issued rules and regulations on December 30, 1997, for random assignment of firm customers to marketers for customers who ultimately do not select a marketer after competition is adequately developed. A total of 28 retail marketing companies, including unregulated affiliates of AGLC, have filed with the Georgia Commission separate certificate of authority applications to sell natural gas to firm customers connected to AGLC's delivery system. Under Georgia Law, the Georgia Commission must certificate this initial group of marketers that meet the established requirements no later than October 15, 1998. Certificated marketers may begin offering natural gas sales services to customers of AGLC by November 1998.

           AGL Resources has determined that the continued application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) remains appropriate. The order continues regulation of PGA by the Georgia Commission during the initial phase of the transition period. However, after this period, PGA rates will no longer be subject to approval by the Georgia Commission.

           AGLC supported the regulatory initiatives provided for by the Georgia Gas Act for several reasons. AGLC currently makes no profit on the purchase and sale of gas because actual gas procurement costs are passed through to customers under the purchased gas provisions of AGLC's rate schedules.
     Earnings are provided through revenues received for intrastate transportation of the commodity. Consequently, allowing AGLC to cease its sales service function and the associated sales obligation will not affect AGLC's ability to earn a return on its distribution system investment.

           Atlanta Gas Light Company - Pipeline Safety. On January 8, 1998, the Georgia Commission issued a Procedural and Scheduling Order to establish a schedule for certain hearings and pre-hearings in connection with alleged pipeline safety violations. The Georgia Commission granted a stay of the Procedural Schedule to allow the Georgia Commission and AGLC to engage in discussions to determine whether the issues presented in the proceeding could be resolved between the parties by compromise and settlement. On June 10, 1998, AGLC and the Pipeline Safety Unit Staff of the Georgia Commission entered into an agreement on the details of a 10-year replacement program for portions of AGLC's cast iron and bare steel pipeline system. The agreement permits AGLC to recover the costs related to the program net of any cost savings. The Georgia Commission voted to approve the agreement on July 21, 1998.

           Chattanooga Gas Company - Rate Filing. On May 1, 1997, Chattanooga filed a rate proceeding with the TRA seeking an increase in revenues of $4.4 million annually. Requested revenues from the rate increase would be used to improve and expand Chattanooga's natural gas distribution system; to recover increased operation, maintenance and tax expenses; and to provide a reasonable return to investors. Hearings in this proceeding were held in February 1998. On July 21, 1998, the TRA directed Chattanooga to decrease rates by $1.2 million. Upon receipt of a written order, Chattanooga will evaluate its options with respect to the rate case. AGLC cannot predict the outcome of this state regulatory proceeding nor determine the ultimate effect, if any, such proceeding may have on Chattanooga at this time.

           Other. On April 23, 1998, six prospective energy marketing companies filed a complaint with the Georgia Commission against Atlanta Gas Light Services and AGLC. The complaint alleged that the use of the name Atlanta Gas Light Services would provide an unfair advantage and stifle competition in Georgia's upcoming retail natural gas market, and that it violated the affiliate standards of the Georgia Gas Act. The Georgia Commission subsequently ordered Atlanta Gas Light Services to cease and desist use of references to its affiliation with AGL Resources and AGLC or any other subsidiary or affiliate of AGL Resources. On July 17, 1998, however, a superior court judge issued an order staying the Georgia Commission's name-change order, pending outcome of the review proceeding.

     Environmental Matters

           AGLC has identified nine sites in Georgia where it currently owns all or part of an MGP site. In addition, AGLC has identified three other sites in Georgia which AGLC does not own, but that may have been associated with the operation of MGPs by AGLC or its predecessors.

           Those sites are potentially subject to a variety of regulatory programs. AGLC's response to MGP sites in Georgia is proceeding under two state regulatory programs, HWMA and HSRA, as previously defined in Note 6 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q. AGLC is planning to undertake some degree of response action, under one or both of those programs, at most of the Georgia sites.

           AGLC also has identified three sites in Florida which may have been associated with AGLC or its predecessors. AGLC does not own any of the former MGP sites in Florida. At one site, AGLC has entered into an Administrative Order of Consent along with four other potentially responsible parties to further investigate this site. At another site, AGLC has received a "Special Notice Letter" from the EPA, and is negotiating the scope of a response with both EPA and the current owner.

           AGLC has estimated the investigation and remediation expenses likely to be associated with the former MGP sites. First, AGLC has identified several sites where it has concluded that no significant response actions are reasonably likely in the foreseeable future and therefore has not made any cost projections for these sites. Second, since response cost liabilities are often spread among potentially responsible parties, AGLC's ultimate liability will, in some cases, be limited to AGLC's equitable share of such expenses under the circumstances. Therefore, where reasonably possible, AGLC has attempted to estimate the range of AGLC's equitable share, given current cost sharing arrangements, combined with AGLC's current knowledge of relevant facts, including the current methods of equitable apportionment and the solvency of potential contributors. Where such an estimation was not reasonably possible, AGLC has estimated a range of expenses without adjustment for AGLC's equitable share. Finally, AGLC has, with the assistance of outside consultants, prepared estimates of the range of future investigation and remediation costs for those sites where further action appears likely.

           Applying these concepts to those sites where some future action presently appears reasonably possible, AGLC currently estimates that the future cost to AGLC of investigating and remediating the former MGP sites could be as low as $47 million or as high as $81.3 million. That range does not include other expenses, such as unasserted property damage claims, for which AGLC may be held liable, but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within the stated range of $47 million to $81.3 million, no amount within the range can be identified reliably as a better estimate than any other estimate. Therefore, a liability at the low end of that range has been recorded in the financial statements.

           AGLC has two means of recovering the expenses associated with the former MGP sites. First, the Georgia Commission has approved the recovery by AGLC of Environmental Response Costs, as defined, pursuant to an ERCRR. For purposes of the ERCRR, Environmental Response Costs include investigation, testing, remediation and litigation costs and expenses or other liabilities relating to or arising from MGP sites. A regulatory asset in the amount of $73.0 million has been recorded in the financial statements to reflect the recovery of those costs through the ERCRR. Second, AGLC intends to seek recovery of appropriate costs from its insurers and other potentially responsible parties.

           In connection with the ERCRR, the staff of the Georgia Commission has undertaken a financial and management process audit related to the MGP sites, cleanup activities at the sites, and environmental response costs that have been incurred for purposes of the ERCRR. The Georgia Commission conducted hearings on April 16 and 17, 1998 to consider three issues relating to the ERCRR. Specifically, the Georgia Commission considered whether the term "Environmental Response Costs" should include punitive damages, whether AGLC should be required to provide an annual accounting for revenue recovered from customers through the ERCRR, and whether a schedule should be established for site remediation. Additional hearings relating to these issues are expected to be scheduled in the near future.

           On February 10, 1995, a class action lawsuit captioned Trinity Christian Methodist Episcopal Church, et al. v. Atlanta Gas Light Company, No. 95-RCCV-93, was filed in the Superior Court of Richmond County,
     Georgia, seeking to recover for damage to property owned by persons adjacent to and near the former MGP site in Augusta, Georgia. On December 13, 1996, the parties reached a preliminary settlement, which was approved by the Court on April 15, 1997. Pursuant to the settlement, there is a claims process before an umpire to determine either the full fair market value of properties tendered to AGLC or the diminution in fair market value of properties not tendered to AGLC. Settlements were paid to 188 property owners in the class totaling approximately $2.9 million, including legal fees and expenses of the plaintiffs. One settlement of approximately $64,000, including attorney's fees, is pending reconsideration. AGLC filed motions to vacate six settlements totaling approximately $4.3 million. Orders were entered denying the motions to vacate. AGLC filed notices of appeal with the Georgia Court of Appeals seeking to reverse the denial of the motions to vacate. On March 25, 1998, the Georgia Court of Appeals affirmed the ruling of the lower court. Pursuant to the Court of Appeals decision, six settlements totaling $4.9 million, including attorney's fees and post judgement interest, have been paid; and are recoverable pursuant to the terms of the ERCRR.

     Other Legal Proceedings

           With regard to other legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.

     Joint Ventures

           Through its wholly owned subsidiary Atlanta Gas Light Services, Inc. (Atlanta Gas Light Services), AGL Resources entered into a joint venture on July 14, 1998 with a subsidiary of Dynegy, Inc. (Dynegy), Dynegy Hub Services, Inc., and with a subsidiary of Piedmont Natural Gas Company (Piedmont), Piedmont Energy Company. The joint venture, SouthStar Energy Services, LLC (SouthStar Energy), was entered into for the purpose of selling on a non-regulated basis natural gas, propane, fuel oil, electricity and related services to industrial, commercial and residential customers in the Southeast. The joint venture initially sought to operate under the name Atlanta Gas Light Services. On April 23, 1998, six prospective energy marketing companies filed a complaint with the Georgia Commission against Atlanta Gas Light Services and AGLC. The complaint alleged that the use of the name Atlanta Gas Light Services would provide an unfair advantage and stifle competition in Georgia's upcoming retail natural gas market, and that it violated the affiliate standards of the Georgia Gas Act. The Georgia Commission subsequently ordered Atlanta Gas Light Services to cease and desist use of references to its affiliation with AGL Resources and AGLC or any other subsidiary or affiliate of AGL Resources. On July 17, 1998, however, a superior court judge issued an order staying the Georgia Commission's name-change order, pending outcome of the review proceeding. The joint venture filed for certification as a retail marketer on July 15, 1998.

           On December 1, 1997, AGL Resources, through its subsidiary AGL Interstate Pipeline, entered into a joint venture with a subsidiary of Transcontinental Gas Pipe Line Corporation (Transco) Transcumberland Pipeline Company, known as Cumberland Pipeline Company (Cumberland), to provide interstate pipeline services to customers in Georgia and Tennessee. The transaction is subject to various regulatory approvals. Initially, the 135-mile Cumberland pipeline will include existing pipeline infrastructure owned by the two companies extending from Walton County, Georgia, to Catoosa County, Georgia. Projected to enter service by November 1, 2000, Cumberland will be positioned to serve AGLC, Chattanooga and other markets throughout the eastern Tennessee Valley, northwest Georgia and northeast
     Alabama. Affiliates of Transco and AGL Resources each will own 50% of Cumberland, and an affiliate of Transco will serve as operator. The companies announced an open season from March 30, 1998 to May 29, 1998 for subscriptions for capacity on Cumberland, and the project will be submitted to the FERC for approval during fiscal year 1998.

           On December 15, 1997, AGL Resources, through its subsidiary AGL Peaking Services, and Southern, a subsidiary of Sonat Inc., entered into an agreement to jointly construct, own and operate a new liquefied natural gas peaking facility, Etowah LNG (Etowah), in Polk County, Georgia. The transaction is subject to regulatory approvals. AGL Peaking Service and Southern each will own 50% of Etowah, the operations of which will be subject to jurisdiction of the FERC.

           The proposed plant will connect directly into AGLC's and Southern's pipelines. Etowah will provide natural gas storage and peaking services to AGLC and other southeastern customers. The new facility will cost approximately $90 million, with 2.5 billion-cubic-feet of natural gas storage capacity and 300 million-cubic-feet per day of vaporization capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it.
     Southern will provide administrative services.

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


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           (a)    Exhibits

                3    Bylaws, as amended and restated on August 7, 1998.

             10.1    Executive Compensation Plans and Arrangements.

             10.1.a AGL Resources Inc. 1998 Voluntary Early Retirement Plan for Officers, together with form of Early Retirement Agreement.

             10.1.b AGL Resources Inc. 1998 Severance Plan for Officers, together with form of Separation Agreement.

             10.2 Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company

             27.1    Financial Data Schedule.

           (b) Reports on Form 8-K.

     On June 26, 1998, AGL Resources filed a Current Report on Form 8-K dated June 25, 1998, containing: "Item 5 - Other Events" and Exhibit 99 - Form of Press Release, dated June 25, 1998.

                         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AGL Resources Inc.
                                                 (Registrant)


Date     August 14, 1998                    /s/ J. Michael Riley
                                                J. Michael Riley
                               Senior Vice President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                           EXHIBIT INDEX




  Exhibit
    No.                       Exhibit


    3          Bylaws, as amended and restated on August 7, 1998.

   10.1        Executive Compensation Plans and Arrangements.

   10.1.a AGL Resources Inc. 1998 Voluntary Early Retirement Plan for Officers, together with form of Early Retirement Agreement.

   10.1.b AGL Resources Inc. 1998 Severance Plan for Officers, together with form of Separation Agreement.

   10.2 Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company

   27.1        Financial Data Schedule.