Form 10-K
period 1998-09-30
AGL RESOURCES INC
filed 1998-12-23
CIK 1004155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998     Commission File Number  1-14174


                               AGL RESOURCES INC.
             (Exact name of registrant as specified in its charter)



                Georgia                                      58-2210952
     (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

303 Peachtree Street, N.E., Atlanta, Georgia
                 30308                                      404-584-9470
       (Address and zip code of                       (Registrant's telephone
      principal executive offices)                        number, including
                                                             area code)

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Class                     Name of Exchange on which registered
         --------------                     ------------------------------------
    Common Stock, $5 Par Value                     New York Stock Exchange
    Preferred Share Purchase Rights                New York Stock Exchange


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 1, 1998: $1,250,607,052.

The number of shares of Common Stock outstanding as of December 1, 1998 was 57,389,114 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1998 Annual Report to Shareholders for AGL Resources Inc. for the fiscal year ended September 30, 1998 (Annual Report) are incorporated herein by reference in Parts I and II and portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders (Proxy Statement) are incorporated herein by reference in Part III.


                               TABLE OF CONTENTS
                                                                                                                      Page

PART I
    Item 1.        Business.........................................................................................    1
    Item 2.        Properties.......................................................................................   15
    Item 3.        Legal Proceedings................................................................................   15
    Item 4.        Submission of Matters to a Vote of Security Holders..............................................   15
    Item 4.(A).    Executive Officers of the Registrant.............................................................   16

PART II
    Item 5.        Market for the Registrant's Common Equity and Related Stockholder
                     Matters........................................................................................   17
    Item 6.        Selected Financial Data..........................................................................   17
    Item 7.        Management's Discussion and Analysis of Results of Operations and
                     Financial Condition............................................................................   17
    Item 7.(A).    Quantitative and Qualitative Disclosure About Market Risk........................................   17
    Item 8.        Financial Statements and Supplementary Data......................................................   18
    Item 9.        Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure...........................................................................   18

PART III
    Item 10.       Directors and Executive Officers of the Registrant...............................................   19
    Item 11.       Executive Compensation...........................................................................   19
    Item 12.       Security Ownership of Certain Beneficial Owners and Management...................................   19
    Item 13.       Certain Relationships and Related Transactions...................................................   19

PART IV
     Item 14.      Exhibits,  Financial Statement Schedules, and Reports on Form 8-K................................   20

Signatures        ..................................................................................................   30


                                     PART I

ITEM 1.         BUSINESS

Forward-Looking Statements

       Portions of the information contained in this Form 10-K contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and AGL Resources Inc. intends that such forward-looking statements be subject to the safe harbors created thereby. Although AGL Resources Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved.

       Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

       -    changes in price and demand for natural gas and related products;
       - the impact of changes in state and federal legislation and regulation on both the gas and electric industries;
       - the effects of competition, particularly in markets where prices and providers historically have been regulated;
       -    uncertainties about environmental issues;
       -    changes in accounting policies  and  practices;
       -    interest  rate  fluctuations;  and
       -    changes  in financial market conditions.


Business Overview

       General.   Following  shareholder  and regulatory  approval on
March 6, 1996, AGL Resources Inc.  became the holding company for:

       - Atlanta Gas Light Company (AGLC) and its wholly owned subsidiary, Chattanooga Gas Company (Chattanooga), which are local natural gas distribution utilities; and

       -    several nonutility subsidiaries.

       We collectively refer to AGL Resources Inc. and its subsidiaries as "AGL Resources."

       AGL Resources'  consolidated  operating  revenues  during the fiscal year ended September 30, 1998, were $1.34 billion, of which $1.28 billion (approximately 96%) was derived from the operations of AGLC and Chattanooga. See Gas Sales and Statistics below.

       Utility Business. AGLC conducts our primary business: the distribution of natural gas in Georgia, including the Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta areas and in Tennessee, including the Chattanooga and Cleveland areas. The Georgia Public Service Commission (GPSC) regulates AGLC, and the Tennessee Regulatory Authority (TRA) regulates Chattanooga. AGLC comprises substantially all of AGL Resources' assets, revenues, and earnings. When we discuss the operations and activities of AGLC and Chattanooga, we refer to them, collectively, as the utility.

       The utility  supplied  natural gas service to an average of approximately
1.46 million customers in fiscal 1998. This represents an increase of approximately 35,000, or 2.5%, in the average number of customers served over the prior year. Substantially all of this growth was in the residential and small commercial service categories.

       The utility holds franchises, permits, certificates and rights without any substantial restrictions which management believes are sufficient for the operation of its properties and adequate for the operation of its gas distribution business.

       Under Georgia's Natural Gas Competition and Deregulation Act, AGLC elected to unbundle, or separate, the various components of its services to its customers. As a result, numerous changes have occurred with respect to the services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services. Consequently, AGLC's future expenses and revenues will not follow the same pattern as they have historically.

       Pursuant to Georgia's Natural Gas Competition and Deregulation Act, regulated rates ended on October 6, 1998 for natural gas commodity sales to AGLC customers. Consequently, AGLC will no longer defer any over-recoveries or under-recoveries of gas costs and will refund to customers the over-recovery that existed when the purchased gas adjustment (PGA) provisions were deregulated.

       Going forward, AGLC intends to design its prices for deregulated gas sales in a manner that, at a minimum, will allow it to recover its annual gas costs. Accordingly, substantial changes to future quarterly statements of income are expected from this new regulatory approach. AGLC intends to recover all its gas costs through the prices it will establish such that on an annual basis it recovers, at a minimum, the actual costs of acquiring gas supplies for sales services.

       As part of the GPSC's rate case ruling, AGLC began billing customers on July 1, 1998, under a rate structure that recovers nongas costs evenly throughout the year consistent with the way the costs are incurred. The effect of the new rate structure will be to levelize on a quarter-to-quarter basis the revenues collected by AGLC for gas delivery services rendered by the utility. Prior to July 1, rates to provide distribution service were based principally on the amount of gas customers used. Therefore, total distribution rates were typically lower in the summer when customers used less gas, and higher in the winter when customers used more gas. Going forward, AGLC will collect such rates evenly throughout the year regardless of volumetric summer and winter differences in gas usage.

       In addition, there are other AGLC revenues that reflect costs associated with services deemed ancillary to distribution service that will change as customers select a marketer for sales service. For example, as customers choose a marketer, the associated revenues to AGLC for billing, billing inquiries, payment collection, payment processing, and possibly meter reading will decrease if those services are provided by the marketer. The regulatory provisions provide for a reduction in the revenues associated with those services as AGLC has the opportunity to avoid such future costs. Consequently, those provisions will reduce some of the regulated revenue and associated expenses for AGLC.

       Nonutility Business.    AGL Resources also operates the following wholly
owned nonutility subsidiaries:

       - AGL Energy Services, Inc., a gas supply services company that has one wholly owned nonutility subsidiary, Georgia Gas Company;

       -    AGL  Interstate  Pipeline  Company  which owns a 50%  interest in
            Cumberland  Pipeline  Company;   Cumberland  Pipeline  Company  is
            expected to provide interstate pipeline services to customers in Georgia and Tennessee beginning November 1, 2000;

       - AGL Investments, Inc., which was established to develop and manage certain nonutility businesses including:

            * AGL Gas Marketing, Inc., which owns a 35% interest in Sonat Marketing, L.P.; Sonat Marketing, L.P. engages in wholesale and retail natural gas trading;

            * AGL Power Services, Inc., which owns a 35% interest in Sonat Power Marketing, L.P.; Sonat Power Marketing, L.P. engages in wholesale power trading;

            * AGL Propane, Inc., which engages in the sale of propane and related products and services;

            *    Trustees  Investments,  Inc., which owns Trustees Gardens,  a
                 residential  and  retail  development   located  in  Savannah,
                 Georgia; and

            * Utilipro, Inc., which engages in the sale of integrated customer care solutions to energy marketers; and

       - AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company LLC; Etowah LNG Company LLC is a joint venture with Southern Natural Gas Company and was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility.

       - Atlanta Gas Light Services, Inc., a retail energy marketing company which owns an interest in SouthStar Energy Services, LLC; SouthStar Energy Services, LLC was established to sell natural gas, propane, fuel oil, electricity, and related services in the Southeast.


       Information pertaining to the investments in joint ventures and recent acquisitions by AGL Resources' nonutility businesses is contained in Note 14, "Joint Ventures and Nonutility Acquisitions," included in the Notes to Consolidated Financial Statements in the Annual Report and is incorporated herein by reference.

Gas Sales and Statistics
----------------------------------------------------------------------------------------------------------------------
                                                                    For the years ended September 30,
                                                  --------------------------------------------------------------------
                                                  1998        1997        1996        1995        1994        1993

----------------------------------------------------------------------------------------------------------------------

Operating Revenues (Millions of Dollars)
   Sales of natural gas
      Residential                               $ 775.9     $ 728.5     $ 708.8     $ 610.6     $ 700.7     $ 658.2
      Commercial                                  294.1       290.9       288.8       243.2       285.8       268.1
      Industrial                                  152.6       148.0       178.8       169.4       172.1       154.2
   Transportation revenues                         34.8        28.5        21.5        23.9        22.6        33.8
   Miscellaneous revenues                          21.4        20.2        19.7        15.9        18.7        16.0

----------------------------------------------------------------------------------------------------------------------

   Total utility operating revenues             1,278.8     1,216.1     1,217.6     1,063.0     1,199.9     1,130.3

----------------------------------------------------------------------------------------------------------------------

   Other operating revenues                        59.8        71.5        11.0         5.5

----------------------------------------------------------------------------------------------------------------------

          Total operating revenues            $ 1,338.6   $ 1,287.6   $ 1,228.6   $ 1,068.5   $ 1,199.9   $ 1,130.3

----------------------------------------------------------------------------------------------------------------------

Utility Throughput
   Therms sold (Millions)
      Residential                               1,084.9       986.1     1,165.4       916.8     1,003.1     1,001.4
      Commercial                                  467.8       455.5       538.2       454.0       478.9       478.5
      Industrial                                  438.1       344.9       449.6       526.0       424.8       388.7
   Therms transported                           1,310.6     1,014.5       738.7       722.8       697.4       795.6

----------------------------------------------------------------------------------------------------------------------

          Total utility throughput              3,301.4     2,801.0     2,891.9     2,619.6     2,604.2     2,664.2

----------------------------------------------------------------------------------------------------------------------

Average Utility Customers (Thousands)
      Residential                               1,351.5     1,319.0     1,289.4     1,250.4     1,215.2     1,182.7
      Commercial                                  107.4       104.5       102.5       100.0        98.0        95.7
      Industrial                                    2.6         2.7         2.6         2.6         2.5         2.5

----------------------------------------------------------------------------------------------------------------------

          Total                                 1,461.5     1,426.2     1,394.5     1,353.0     1,315.7     1,280.9

----------------------------------------------------------------------------------------------------------------------

Sales, Per Average Residential
  Utility Customer
   Gas sold (Therms)                              803         748         904         733         825         847
   Revenue                                       $574.10     $552.00     $550.00     $488.32     $576.61     $556.52
   Revenue per therm (cents)                       71.5        73.9        60.8        66.6        69.9        65.7
Degree Days - Atlanta Area
   30-year normal                               2,991       2,991       2,991       2,991       2,991       3,021
   Actual                                       3,078       2,402       3,191       2,121       2,565       2,852
   Percentage of actual to 30-year normal         102.9        80.3       106.7        70.9        85.8        94.4
Gas Account (Millions of Therms)
   Natural gas purchased                        1,459.1     1,323.4     1,632.9     1,406.9     1,453.6     1,629.9
   Natural gas withdrawn from storage             604.7       472.4       596.0       520.7       500.3       276.4
   Natural gas transported                      1,310.8     1,014.5       738.7       722.8       697.4       795.6

----------------------------------------------------------------------------------------------------------------------

          Total send-out                        3,374.6     2,810.3     2,967.6     2,650.4     2,651.3     2,701.9
   Less
      Unaccounted for                              66.2         1.3        60.4        20.4        37.2        29.0
      Company use                                   7.0         8.0        15.3        10.4         9.9         8.7

----------------------------------------------------------------------------------------------------------------------

          Sold and transported
             to utility customers               3,301.4     2,801.0     2,891.9     2,619.6     2,604.2     2,664.2

----------------------------------------------------------------------------------------------------------------------

Cost of Gas (Millions of Dollars)
   Natural gas purchased                        $ 558.8     $ 532.5     $ 547.1     $ 389.4     $ 550.1     $ 595.7
   Natural gas withdrawn from storage             203.7       175.7       171.6       182.4       186.7       105.3

----------------------------------------------------------------------------------------------------------------------

   Cost of gas - utility operations               762.5       708.2       718.7       571.8       736.8       701.0

----------------------------------------------------------------------------------------------------------------------

   Cost of gas - other                             33.5        58.3         6.8         2.3

----------------------------------------------------------------------------------------------------------------------

          Total cost of gas                     $ 796.0     $ 766.5     $ 725.5     $ 574.1     $ 736.8     $ 701.0

----------------------------------------------------------------------------------------------------------------------

Utility Plant - End of Year
 (Millions of Dollars)
      Gross plant                             $ 2,133.5   $ 2,069.1   $ 1,969.0   $ 1,919.9   $ 1,833.2   $ 1,740.6
      Net plant                               $ 1,452.6   $ 1,420.3   $ 1,361.2   $ 1,336.6   $ 1,279.6   $ 1,217.9
      Gross plant investment per utility
         customer (Thousands of Dollars)          $ 1.5       $ 1.5       $ 1.4       $ 1.4       $ 1.4       $ 1.4
Capital Expenditures (Millions of Dollars)      $ 118.2     $ 147.7     $ 132.5     $ 121.7     $ 122.5     $ 122.2
Gas Mains - Miles of 3" Equivalent             30,753      30,261      29,045      28,520      27,972      27,390
Employees - Average                             3,024       2,986       2,942       3,249       3,764       3,764
Average Btu Content of Natural Gas              1,028       1,024       1,024       1,027       1,032       1,027

----------------------------------------------------------------------------------------------------------------------

Gas Supply Services

       General.   In 1992, the Federal Energy Regulatory Commission (FERC)
issued Order 636, which increased gas users' ability to choose various gas purchasing, transportation, brokering, and storage options. Consequently, we now buy all gas that we resell directly from various suppliers (rather than pipeline companies)and arrange separately for transportation and storage. We offer gas for sale to our residential customers on a firm basis, and to our commercial and industrial customers on a firm or interruptible basis. Alternatively, we can transport gas for our customers. We also participate in the interstate markets, by releasing pipeline capacity or bundling pipeline capacity with gas for off-system sales.

       During fiscal year 1998, AGLC bought and sold natural gas under a gas supply plan that was regulated by the GPSC. Pursuant to Georgia's Natural Gas Competition and Deregulation Act, regulated rates ended on October 6, 1998 for natural gas commodity sales to AGLC customers. During the transition period contemplated by Georgia's Natural Gas Competition and Deregulation Act, AGLC will continue to sell natural gas to its customers until those customers migrate to certified natural gas marketers. Consequently, the supply of natural gas by AGLC was a significant part of AGLC's business during fiscal year 1998 and will continue to have a material impact on their business during fiscal year 1999.

       AGLC is served directly by four interstate pipelines: Southern Natural Gas Company (Southern), South Georgia Natural Gas Company (South Georgia), Transcontinental Gas Pipe Line Company (Transco) and East Tennessee Natural Gas Company (East Tennessee) in combination with its upstream pipeline, Tennessee Gas Pipeline Company (Tennessee).

       As a result of the FERC's Order 636 deregulation initiative, AGLC, along with the nation's other local distribution companies, bear responsibility for gas supply strategy decisions which are ultimately subject to review by state regulatory commissions.

       Gas Supply Plan Filing. Prior to the implementation of Georgia's Natural Gas Competition and Deregulation Act, AGLC had been required by Georgia law to submit annually for GPSC approval a proposed gas supply plan, as well as a proposed cost recovery factor for the following year.

       In September 1997, the GPSC approved AGLC's fiscal 1998 Gas Supply Plan, which included limited gas supply hedging activities. Under that plan, AGLC was allowed to hedge up to one-half of its estimated monthly winter wellhead purchases. Furthermore, to help avoid price fluctuation, AGLC was able to set a price for those purchases at an amount other than the beginning-of-the-month index price. Because AGLC then passed on those costs directly to residential and small commercial customers, its hedging program did not affect fiscal 1998 earnings.

       On July 31, 1998, AGLC filed with the GPSC its fiscal 1999 Gas Supply Plan (the 1999 Plan), which consisted of gas supply, transportation, and storage options. The 1999 Plan was designed to provide reliable gas service to residential and small commercial customers at the best cost (least cost consistent with desired levels of reliability and flexibility). The GPSC approved the 1999 Plan with some modifications on September 14, 1998.

       Under Georgia's Natural Gas Competition and Deregulation Act, the 1999 Plan, as approved, became AGLC's first Capacity Supply Plan (Capacity Plan) when, on October 6, 1998, the GPSC approved more than five marketers' applications to begin selling natural gas services at market prices to Georgia consumers. Capacity plans, which must be approved by the GPSC at least once every three years, describe the array of interstate capacity assets selected by AGLC to make gas available to end-use customers on its system. Rights to use capacity assets as set forth in the Capacity Plan are assigned by AGLC to marketers as the marketers acquire firm customers. Marketers are responsible for paying fixed charges associated with the assigned capacity assets.

       Firm Pipeline Transportation and Underground Storage. The table on the following page shows the amount of firm transportation and describes the types and amounts of underground storage that both AGLC and Chattanooga have elected or been assigned under Order 636. The table also shows services that were not affected by the implementation of Order 636.


                                 Production Area   Supplemental
                    Maximum      Underground       Underground
                      Firm        Storage Maximum  Storage Maximum
                  Transportation  Withdrawal       Withdrawal     Expiration
                    DT/Day        DT/Day (1)       DT/Day (2)      Date
                  ------------   ---------------    --------------  ---------

ATLANTA GAS LIGHT COMPANY
Southern
Firm Transportation        617,559                               August 31, 2002
Firm Transportation         46,223                               August 31, 2003
Firm Transportation        111,192                               April 30, 2007
Firm Transportation          1,021                               June 30, 2007
CSS                                     390,113                  August 31, 2002
CSS                                      24,640                  August 31, 2003
ANR - 50                                              113,000    March 31, 2003
ANR - 100                                              55,500    March 31, 2003

Transco
Firm Transportation        111,366                               March 31, 2010
Firm Transportation         15,525                               July 1, 2005
Firm Transportation          6,440                               March 17, 2008
Firm Transportation          4,658                               October 31, 2009
Firm Transportation         85,000                               November 1, 2013
WSS                                      73,059                  March 31, 2010
ESS                                      31,357                  October 31, 2013
GSS                                                    59,012    June 30, 2001 (3)
GSS                                                    70,296    March 31, 2013 (3)
LSS                                                    18,040    March 31, 1994 (4)
SS-1                                                   20,918    March 31, 2008
LGA                                                    42,975    October 31, 2002
Cove Point LNG                                         69,000    April 15, 2001
Supplemental Peaking                                   15,000    March 31, 2001

Tennessee/East Tennessee
Firm Transportation (ETN)   61,160                               November 1, 2000
FS Storage                               30,572                  November 1, 2000
CNG                                       3,421                  March 31, 2001

South Georgia
Firm Transportation (SGNG)  12,115                               April 30, 2007
ANR - 100                                                 708    March 31, 2003
CSS                                       6,906                  February 28, 1999
                       ------------  -----------   -----------

Total                    1,072,259      560,068       464,449
                       ============  ===========   ===========

CHATTANOOGA GAS COMPANY
Southern
Firm Transportation          4,747                               August 31, 2003
Firm Transportation         14,346                               August 31, 2003
Firm Transportation          3,369                               April 30, 2007
Firm Transportation          5,105                               November 1, 2006
CSS                                      14,346                  August 31, 2003


Tennessee/East Tennessee
Firm Transportation (TN)    39,792                               November 1, 2000
Firm Transportation (ETN)   46,350                               November 1, 2000
FS Storage                               21,400                  November 1, 2000
CNG                                        2471                  March 31, 2001
                       ------------  -----------

Total                       73,917       38,217
                       ============  ===========

(1) Production area storage requires a complementary amount of the firm transportation capacity identified in the first column to move storage gas withdrawals to the Company's service area.

(2) Supplemental underground storage withdrawals include delivery to the Company's service area and do not require any of the firm transportation capacity identified in the first column. Injections into supplemental underground storage require incremental transportation, primarily from transportation identified in Column 1.

(3) Expiration dates are shown for this contract although it has not yet been executed. AGLC is operating under Natural Gas Act (NGA) certificate authority while negotiating this contract.

(4) The Company is operating under Natural Gas Act (NGA) certificate authority while negotiating a contract.

      "DT" is an abbreviation for dekatherms.

     Wellhead Supply. AGLC and Chattanooga have entered into firm wellhead supply contracts for 346,940 dekatherms (DT)/day and 24,931 DT/day, respectively, to supply their firm transportation and underground storage capacity. AGLC and Chattanooga are finalizing contract negotiations for additional firm wellhead supply contracts of 110,000 DT/day and 9,765 DT/day respectively. Those contracts will be completed during the first quarter of fiscal 1999. AGLC also purchases spot market gas as needed during the year.

       Liquefied Natural Gas. To meet the demand for natural gas on the coldest days of the winter months, AGLC must also maintain sufficient supplemental quantities of liquefied natural gas (LNG) in its supply portfolio. AGLC's three strategically located Georgia-based LNG plants - north and south of Atlanta and near Macon - provide a combined maximum daily supplement of approximately 815,000 thousands of cubic feet (Mcf) and a combined usable storage capacity of 72 million gallons, equivalent to 5,952,000 Mcf. Chattanooga's LNG plant provides a maximum daily supplement of approximately 90,000 Mcf and has a usable storage capacity of 13 million gallons, equivalent to 1,076,000 Mcf.

       Risk Management. AGLC's Gas Supply Plan for fiscal 1998 included limited gas supply hedging activities. AGLC was authorized to begin an expanded program to hedge up to one-half its estimated monthly winter wellhead purchases and to establish a price for those purchases at an amount other than the beginning-of-the-month index price. Such a program creates an additional element of diversification and price stability. The financial results of all hedging activities were passed through to residential and small commercial customers under the PGA provisions of AGLC's rate schedules.
Accordingly, the hedging program did not affect our earnings.

       Consistent with fiscal 1998, AGLC's Gas Supply Plan for fiscal 1999 will include limited gas supply hedging activities. In conjunction with deregulation, the fiscal 1999 hedging results will not pass through to residential and small commercial customers through a regulated PGA mechanism. Accordingly, in fiscal 1999, the hedging program may affect earnings.

       Beginning in November 1998, AGLC began to make public the price at which it sells gas. AGLC also began a fixed-price option program to minimize the risk of loss incurred as a result of gas volume and price volatility after the price has been published. Each month before publishing the sales price, AGLC will determine whether to enter into a fixed-price option agreement for the respective month. In the event AGLC enters into such an agreement, it will pay a monthly option premium based on the potential need for incremental wellhead purchases. Such premium will fix AGLC's maximum gas purchase cost for incremental wellhead purchases at the agreement's fixed price. Accordingly, in the event actual gas prices on any day during the month exceed the agreement's fixed price for the month, the option reimburses AGLC the difference in excess of the fixed price. If the actual gas price on any day during the month is less than the fixed price, AGLC pays the lesser price. The anticipated results of fixed-price option agreements will be to limit the effect of gas price volatility on earnings.

State Regulatory Matters

       Unbundling and AGLC Rate Filing. Georgia's Natural Gas Competition and Deregulation Act became law on April 14, 1997. It provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia.

       On November 26, 1997, AGLC filed the following items with the GPSC:

       - a notice of AGLC's election to be subject to Georgia's Natural Gas Competition and Deregulation Act; and
       - an application to unbundle (offer separately and establish separate rates for) the various components of AGLC's services to its customers and to regulate distribution rates, charges, classifications, and services under a performance-based regulation plan.

       After hearings were held in that proceeding, the GPSC set the rates AGLC will charge end-use customers (during the transition to competition) and marketers (during and after the transition to competition) for natural gas delivery and ancillary services. Those decisions are reflected in the GPSC's initial order of June 30, 1998. On July 10, 1998, AGLC and other parties to the proceeding petitioned the GPSC to reconsider some issues in its initial order. The GPSC subsequently issued partial orders on reconsidered issues on September 18, October 16, and October 22, 1998.

       Key decisions adopted by the GPSC are as follows:

       - a $12.75 million annual rate decrease based on a fully forecasted future test year for the 12 months ending May 31, 1999;
       -    an 11% rate of return on common equity;
       - the end of regulated rates for natural gas commodity sales effective October 6, 1998;
       -    separate,  distinct  ancillary  service  rates  for  meter  reading,
            billing,   billing  inquiries,   payment   processing,  and  payment
            collection based on AGLC's fully allocated costs;
       - balancing services, storage services, and peaking services provided on a separate basis;
       - denial of AGLC's proposed comprehensive performance-based rate regulation plan;
       - any customer may, during the transition period, return to the natural gas commodity sales service offered by AGLC;
       - advance payment by marketers to AGLC for fixed charges for services to be provided;
       - 90% of revenues from interruptible service by AGLC will go to a universal service fund (see explanation below), and the remaining 10% will be revenue for AGLC;
       - AGLC must conduct its business so that it does not give preference to any marketer; and
       -    AGLC must implement a fully  operational  electronic  bulletin board
            (EBB); the EBB provides marketers with equal and timely access to information about the availability of distribution service to residential and small commercial customers.

       As part of the GPSC's rate case ruling, AGLC began billing customers on July 1, 1998, under a rate structure that recovers nongas costs evenly throughout the year consistent with the way the costs are incurred. The new rate structure:

       -    provides for a level monthly charge for gas delivery service;
       - provides the opportunity to grow margins at a rate more commensurate with AGLC's above average customer growth rate;
       -    eliminates the need for weather normalization; and
       - eliminates the adverse effects of declining use per customer, which AGLC has experienced for the past several years.

       Georgia's Natural Gas Competition and Deregulation Act provides for a transition period before competition is fully in effect. AGLC will unbundle, or separate, all services to its natural gas customers; allocate delivery capacity to approved marketers who sell the gas commodity to residential and small commercial users; and create a secondary market for large commercial and industrial transportation capacity.

       Approved marketers, including our marketing affiliate, will compete to sell natural gas to all end-use customers at market-based prices. AGLC will continue to deliver gas to all end-use customers through its existing pipeline system, subject to the GPSC's continued regulation. The GPSC's order acknowledges that under Georgia's Natural Gas Competition and Deregulation Act, the PGA mechanism will be deregulated when at least five nonaffiliated marketers are authorized to serve an area of Georgia. The GPSC issued more than five such authorizations on October 6, 1998. Consequently, AGLC will no longer defer any over-recoveries or under-recoveries of gas costs, and will refund to customers the over-recovery that existed when the PGA mechanism was deregulated on October 6, 1998.

       Going forward, AGLC intends to design its prices for deregulated gas sales in a manner that, at a minimum, will allow it to recover its annual gas costs. Even though the recovery of gas costs is not currently subject to price regulation, the GPSC continues to regulate delivery rates, safety, access to AGLC's system, and quality of service for all aspects of delivery service.

       Generally, under Georgia's Natural Gas Competition and Deregulation Act, the transition to full-scale competition occurs when residential and small commercial customers who represent one-third of the peak day requirements for a particular delivery group have voluntarily selected a marketer. When the GPSC determines such market conditions exist, there will be a 120-day process to notify and assign customers who have not selected a marketer. Following the 120-day period, residential and small commercial customers who have not yet selected a marketer will be randomly assigned a marketer under the rules issued by the GPSC.

       Georgia's Natural Gas Competition and Deregulation Act provides marketing standards and rules of business practice to ensure the benefits of a competitive natural gas market are available to all customers on our system. It imposes on marketers an obligation to serve end-use customers, and creates a universal service fund. The universal service fund provides a method to fund the recovery of marketers' uncollectible accounts, and it enables AGLC to expand its facilities to serve the public interest.

       Retail marketing companies, including our marketing affiliate, filed separate applications with the GPSC to sell natural gas to AGLC's residential and small commercial customers. On October 6, 1998, the GPSC approved 19 marketers' applications to begin selling natural gas services at market prices to Georgia customers on November 1, 1998.

       Chattanooga Gas Company - Rate Filing. On May 1, 1997, Chattanooga filed a rate case with the TRA seeking an annual increase in revenues of $4.4 million. Chattanooga sought the additional revenue in order to:

       -    improve and expand Chattanooga's natural gas distribution system;
       -    recover increased  operation,  maintenance and tax expenses;  and
       -    provide a reasonable return to investors.

       Hearings were held in February 1998. On July 21, 1998, the TRA voted to direct Chattanooga to decrease rates by $1.2 million, primarily as a result of the TRA's rejection of the proposed overhead allocation method and rejection of proposed recovery of a previously incurred acquisition premium. Following the TRA's October 7, 1998, written order, Chattanooga filed tariffs reflecting the reduction in revenue for service beginning November 1, 1998.

       AGLC Pipeline Safety. On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the Adversary Staff of the GPSC that details a 10-year replacement program for approximately 2,300 miles of cast iron and bare steel pipelines. Over that 10-year period, AGLC will recover from customers the costs related to the program net of any cost savings resulting from the replacement program.

       Weather Normalization. The GPSC authorized a weather normalization adjustment rider (WNAR) which was in effect during fiscal 1996, fiscal 1997, and the first nine months of fiscal 1998. In addition, the TRA has authorized a WNAR. WNARs are designed to offset the impact of unusually cold or warm weather on customer billings and operating margin.
Consequently, weather normalization affected net income in the following manner:

       -    net income decreased by $1.2 million in fiscal 1998;
       -    net income increased  by  $16.2  million  in  fiscal  1997; and
       -    net  income decreased by $4.4 million in fiscal 1996.

       On June 30, 1998, the WNAR for AGLC was discontinued, since the rate structure mandated by Georgia's Natural Gas Competition and Deregulation Act eliminates the effect of weather-related volumetric variances on nongas cost revenue collections. The WNAR for Chattanooga remains in effect.

       Environmental. Before natural gas was available in the Southeast in the early 1930s, AGLC manufactured gas from coal and other materials. Those manufacturing operations were known as manufactured gas plants. Because of recent environmental concerns, we are required to investigate possible contamination at those plants and, if necessary, clean them up. Additional information relating to environmental matters and disclosures is contained in
Note 12, "Environmental Matters" included in the Notes to Consolidated Financial Statements in the Annual Report and is incorporated herein by reference.

       We have two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows us to recover our costs of investigation, testing, cleanup, and litigation. Because of that rider, we have recorded an asset in the same amount as our investigation and cleanup liability. The GPSC, however, is conducting hearings about three aspects of the rider. Depending on how the GPSC rules, our recoveries under the rider could be affected. If the GPSC were to limit significantly our recovery under the rider, the results could be material. The second way we could recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other corporations and from insurance companies.

Federal Regulatory Matters

       FERC Order 636: Transition Costs Settlement Agreements. The utility purchases natural gas transportation and storage services from interstate pipeline companies, and the Federal Energy Regulatory Commission (FERC) regulates those services and the rates the interstate pipeline companies charge the utility. During the past decade, the FERC has dramatically transformed the natural gas industry through a series of generic orders promoting competition in the industry. As part of that transformation, the interstate pipelines that serve the utility have been required to:

       -    unbundle, or separate, their transportation and gas supply services;
            and
       -    provide   a    separate    transportation    service   -   on   a
            nondiscriminatory basis - for the gas that is supplied by numerous gas producers or other third parties.

       The FERC is considering further revisions to its rules, including the following:

       - its policies governing secondary market transactions for use of pipeline capacity; and
       - revisions that would permit pipelines and their customers to establish individually negotiated terms and conditions of service that depart from generally applicable pipeline tariff rules.

       The utility cannot predict whether those changes will be adopted or how they potentially might affect it.

       The FERC has required the utility, as well as other interstate pipeline customers, to pay transition costs associated with the separation of the suppliers' transportation and gas supply services. Based on its pipeline suppliers' filings with the FERC, the utility estimates the total portion of its transition costs from all its pipeline suppliers will be approximately $106.2 million. As of September 30, 1998, approximately $97.8 million of those costs had been incurred and were being recovered from the utility's customers under the purchased gas provisions of its rate schedules. Going forward, AGLC will recover the majority of the remaining costs through its gas sales. A small portion of the costs will be recovered from certificated marketers as part of the assignment process under its unbundling plan.

       The largest portion of the transition costs the utility must pay consists of gas supply realignment costs that Southern Natural Gas Company (Southern) and Tennessee Gas Pipeline Company (Tennessee) bill the utility. The utility and other parties have entered restructuring settlements with Southern and Tennessee that resolve all transition cost issues for those pipelines.

       Under the Southern settlement, the utility's share of Southern's transition costs is approximately $88 million, of which the utility incurred $84.5 million as of September 30, 1998. Under the Tennessee settlement, the utility's share of Tennessee's transition costs is approximately $14.7 million, of which the utility incurred approximately $10 million as of September 30, 1998.

       AGLC requested and was granted clarification and assignment waiver of certain FERC policies concerning interstate pipeline capacity. The request was necessary to ensure that it would be able to make certain pipeline services it receives available to certificated marketers as part of its unbundling plan.

     FERC Rate Proceedings. The utility is participating in various rate proceedings before the FERC that involve its pipeline suppliers' filings for rate changes. The proceedings typically involve numerous issues about the pipeline's cost of providing service, allocation of costs to different services, and rate design. A variety of cost allocation and rate design proposals typically are advanced by the pipeline's customers, making it impossible to forecast precisely how any given rate change will affect our operations.

       During fiscal 1998, the utility was authorized to recover costs paid to its pipeline suppliers from its customers through the purchased gas provisions of its rate schedules. However, pursuant to Georgia's Natural Gas Competition and Deregulation Act, regulated rates ended on October 6, 1998 for natural gas commodity sales to AGLC customers. Therefore, going forward, AGLC intends to recover costs related to pipeline suppliers through its prices for deregulated gas sales such that on an annual basis it recovers, at a minimum, the actual costs paid to pipeline suppliers. Chattanooga will continue to recover the costs paid to its pipeline suppliers from its customers through the purchased gas provisions of its rate schedules.

       To the extent that the following cases have not been settled, the rates filed in these proceedings have been accepted. However, they are subject to the outcome of the FERC proceedings and could result in refunds.

       Tennessee. The utility is involved in two ongoing Tennessee rate proceedings:

          - The FERC has approved a comprehensive settlement that provides for a reduction of approximately $83 million in the cost of service underlying Tennessee's rates that have been in effect since July 1, 1995. The FERC's orders approving the settlement were appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). On July 31, 1998, that court sent the case back to the FERC for it to determine whether Tennessee's rate design unlawfully hinders the development of market centers. The utility's estimated annual reduction in cost because of the settlement is $2.6 million; however, that amount may change as a result of further action by the FERC on remand from the D.C. Circuit.

          - The FERC's orders, in a prior Tennessee rate case involving rate design changes to be effective prospectively, have been appealed to the D.C. Circuit.

       Transco. AGLC is involved in three ongoing Transco rate proceedings:

          - The FERC has approved a partial settlement providing for a reduction of approximately $58 million in the cost of service underlying Transco's rates that were in effect between September 1, 1995 and April 30, 1997. AGLC's estimated annual reduction in cost because of the settlement is $2.4 million. The partial settlement also reserves some issues for litigation, which is ongoing. The FERC's orders approving the settlement have been appealed to the D.C. Circuit.

          - On June 12, 1998, the FERC issued an order approving a partial settlement in Transco's current rate case, which provides for a reduction of approximately $103.3 million in the cost of service underlying Transco's rates that have been in effect since May 1, 1997. AGLC's estimated annual reduction in cost because of the settlement is $5.5 million. The partial settlement also reserves certain issues for litigation, which is ongoing. The FERC's order approving that settlement is final.

          - The FERC's orders in a prior Transco rate proceeding have been appealed to the D.C. Circuit.

         ANR Pipeline. On February 13, 1998, the FERC issued an order approving a settlement that resolved ANR's rate case. The settlement authorizes AGLC to receive reimbursement refunds for past overpayments and provides for reductions of approximately $3.9 million in rates on a prospective basis. The FERC's order approving the settlement is final.

         Arcadian. On May 14, 1998, the United States Court of Appeals for the Eleventh Circuit rejected AGLC's appeal to the FERC, whose earlier order had approved a settlement between Southern and Arcadian Corporation (Arcadian) allowing Southern to bypass AGLC's system and provide direct gas service to Arcadian's fertilizer plant in Augusta, Georgia. The Eleventh Circuit agreed with AGLC that the FERC should vacate specific prior orders that required
Southern to provide direct gas service to Arcadian, on the grounds that the prior orders became moot as a result of the settlement between Southern and Arcadian.

         Waiver Request. On May 1, 1998, AGLC filed a request for clarification and waiver of specific FERC policies that govern the transfer of interstate pipeline capacity from the holders of the capacity to third parties. AGLC filed that request so it could make the necessary interstate pipeline services available to marketers as part of the requirements of Georgia's Natural Gas Competition and Deregulation Act. On July 31, 1998, the FERC issued an order that authorized AGLC to make interstate pipeline capacity available to marketers. The order granted AGLC a limited jurisdiction blanket certificate for one year, which became effective when it unbundled its distribution system as required by Georgia's Natural Gas Competition and Deregulation Act.

         The FERC's authorization is subject to a further filing, which AGLC submitted on August 31, 1998. A party to the proceeding has protested that filing. Another party opposing our request for waiver has filed a rehearing request with FERC challenging the FERC's order.

         Etowah LNG. On April 20, 1998, Etowah LNG applied with the FERC seeking authority to construct a new LNG storage facility in Polk County, Georgia, and to provide a liquefied natural gas peaking service. AGLC has entered a precedent agreement to subscribe to the new liquefied natural gas peaking service upon the FERC's authorization. Etowah LNG's application is pending before the FERC.

         The utility cannot predict the outcome of those federal proceedings nor determine the ultimate effect, if any, the proceedings may have on the utility.


Competition

       Utility. The utility competes to supply natural gas to large commercial and industrial customers. Those customers can switch to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. The utility also competes to supply gas to large commercial and industrial customers who seek to bypass our distribution system.

       Before the GPSC's rate case order of June 30, 1998, AGLC was providing service under 56 negotiated contracts with customers who had the ability to bypass its distribution system and receive service directly from interstate pipelines. In addition, AGLC was providing service under seven special long-term contracts that involve competing with alternative fuels where physical bypass is not the relevant competition. Under the regulatory structure then in place, AGLC was allowed to recover from other customers most of the discounts associated with such contracts.

       The change in the regulatory structure associated with unbundling and restatement of rates removed the need to recover discounts going forward. Nevertheless, the GPSC specifically authorized AGLC to continue to enter into future contracts if the initial term of a contract does not exceed three years and if all such future contracts include market-out provisions. The GPSC issued a written order setting forth its decision on May 21, 1998.

       Subsequent to July 1, 1998, AGLC can price distribution services to large commercial and industrial customers in one of three ways:

       -    GPSC - approved rates in AGLC's tariff;
       - discounted rates - if an existing rate is not priced competitively with a customer's competitive alternative fuel; or
       -    special contracts approved by the GPSC.

       Additionally, interruptible customers have the option of purchasing delivery service directly from marketers, who are authorized to use capacity on AGLC's distribution system that is allocated to the marketers for residential and firm small business customers, whenever such capacity is not being used for firm customers.

       On November 27, 1996, the TRA approved an experimental rule allowing Chattanooga to negotiate contracts with large commercial and industrial customers who have long-term competitive options, including bypass. The experimental rule requires that before a large Tennessee customer is allowed a discounted rate, both the customer and Chattanooga must request that the TRA approve the rates requested in the contract.

       On October 7, 1997, the TRA denied requests from Chattanooga and four large customers for discounted rates - after deciding that customer bypass was not imminent. On January 14, 1998, however, the FERC issued an order authorizing Southern Natural Gas Company to bypass Chattanooga to serve a large industrial customer. Chattanooga later reached a settlement with that customer to avoid bypass.

       Nonutility. We engage in several competitive, energy-related businesses, including gas supply services, wholesale and retail propane sales, wholesale gas and power marketing, retail energy marketing, customer care services, and the sale of energy-related products and services for residential, commercial, and industrial customers throughout the Southeast.

       Unlike the utility, our nonutility businesses are not regulated. Our nonutility businesses typically face competition from other companies in the same or similar businesses. Currently, our nonutility businesses do not have a material effect on our consolidated financial statements.


Significant Customers

       In fiscal 1998, we provided services to approximately 1.5 million customers, substantially all of which are customers of the utility. No one of our customers accounted for more than 10% of our total revenues or operating income in any of our three most recent fiscal years.


Year 2000

       Information relating to our year 2000 plan and disclosures is contained under the caption "Year 2000 Readiness Disclosure" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report and is incorporated herein by reference.


Environmental Matters

       Information   relating  to  environmental   matters  and  disclosures  is
contained in Note 12, "Environmental Matters" included in the Notes to Consolidated Financial Statements in the Annual Report and is incorporated herein by reference.


Employees

       On September 30, 1998, AGL Resources and its subsidiaries had 2,791 employees. Of that total, approximately 700 employees are covered under collective bargaining agreements. Those agreements provided for a $500 lump sum payment to each bargaining unit employee in 1998. Based on current pay levels, it is anticipated that the majority of bargaining unit employees will not receive any base pay increases until October 1999, at which time base rates are scheduled to increase by 3.5%. The collective bargaining agreements expire in 2000 and 2001.

ITEM 2.         PROPERTIES

       AGL Resources considers its properties and the properties of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

       The utility's properties consist primarily of distribution systems and related facilities and local offices serving 231 cities and surrounding areas in the State of Georgia and 12 cities and surrounding areas in the State of Tennessee. As of September 30, 1998, AGLC had 26,907 miles of mains and 5,952,000 Mcf of LNG storage capacity in three LNG plants to supplement the gas supply in very cold weather or emergencies. As of September 30, 1998, Chattanooga had 1,395 miles of mains and 1,076,000 Mcf of LNG storage capacity in its LNG plant. At September 30, 1998, the utility's gross utility plant amounted to approximately $2.1 billion.

       At September 30, 1998, AGL Resources' gross nonutility property amounted to approximately $106 million.


ITEM 3.         LEGAL PROCEEDINGS

       The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding regulatory proceedings, see the preceding sections in Part I, Item 1, "Business - State Regulatory Matters", "Business - Federal Regulatory Matters" and "Business - Environmental Matters"

       With regard to other legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4.(A)      EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of AGL Resources. Unless otherwise indicated, the information set forth is as of September 30, 1998.

Walter M. Higgins, age 54, President and Chief Executive Officer of AGL Resources and AGLC since January 1998; Director of AGL Resources since February 1998; Chairman of the Board, President and Chief Executive Officer of Sierra Pacific Resources from January 1994 until January 1998; and President and Chief Executive officer of Sierra Pacific Power Company, a wholly owned subsidiary of Sierra Pacific Resources, from February 1994 until January 1998.

Charles W. Bass, age 51, President of AGL Investments, Inc. since May 1998; Executive Vice President and Chief Operating Officer of AGL Resources from August 1996 until May 1998; Executive Vice President Market Service and Development of AGLC from 1994 until 1996; and Senior Vice President Governmental and Regulatory Affairs of AGLC from 1988 until 1994.

J. Michael Riley, age 47, Senior Vice President and Chief Financial Officer of AGL Resources and AGLC since May 1998; Vice President and Chief Financial Officer of AGL Resources from August 1996 until May 1998; Vice President and Chief Financial Officer of AGLC from November 1996 until May 1998; Vice President Finance and Accounting of AGLC from 1994 until 1996; and Vice President and Controller of AGLC from 1991 until 1994.

Paula G. Rosput, age 41, President and Chief Operating Officer of AGLC since September 1998. Prior to joining AGLC, Ms. Rosput served as President and Chief Executive Officer of Duke Energy Power Services, a subsidiary of Duke Energy. Ms. Rosput was president of PanEnergy Power Services, Inc. prior to PanEnergy's merger with Duke Power.

Paul R. Shlanta, age 41, Senior Vice President and General Counsel of AGL Resources and AGLC since September 1998. From January 1, 1994 through August 31, 1998, Mr. Shlanta was a Principal with Rowe, Foltz & Martin, P.C., an Atlanta law firm. Mr. Shlanta was the partner in charge of the firm's corporate practice.

Richard H. Woodward, age 51, Senior Vice President Public Policy and Communications of AGL Resources since May 1998; Vice President of AGL Resources and President of AGL Investments, Inc. from August 1996 until May 1998; Senior Vice President Business Development of AGLC from 1994 until 1996; and Senior Vice President Corporate Services of AGLC from 1988 until 1994.

There are no family relationships among the executive officers.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The information required by this item is set forth under the caption "Shareholder Information" on page 67 in the Annual Report and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

       The information required by this item is set forth under the caption "Selected Financial Data" on page 64 in the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 37 in the Annual Report and is incorporated herein by reference.

ITEM 7.(A)   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       All financial instruments and positions held by AGL Resources described below are held for purposes other than trading.

       The fair value of AGL Resources' long-term debt and capital securities are affected by changes in interest rates. The carying value of AGL Resources' long-term debt and capital securities has been the same for the past
two years. The  following   presents  the sensitivity  of the fair  value of AGL
Resources' long-term debt and capital securities to a hypothetical 10% decrease in interest rates as of September 30, 1998:

                                                                                                 Hypothetical
                                                    Carrying                                     Increase in
                                                      Value                Fair Value (b)        Fair Value (a)
                                                    --------               --------------        -------------
                                                                       (Millions of Dollars)

Long-term debt including current portion              $660.0                   $714.6                $28.7
Capital Securities                                    $ 74.3                   $ 81.5                $ 3.7
--------------------

(a) Calculated  based on the change in discounted cash flow.
(b) Based on quoted market prices for these or similar issues.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The  information   required  by  this  item  with  respect  to  financial
statements is set forth on pages 38 through 63 in the Annual Report. Such information is incorporated herein by reference and includes:

    - Statements of Consolidated Income for the years ended September 30, 1998, 1997 and 1996.

    - Statements of Consolidated Cash Flows for the years ended September 30, 1998, 1997 and 1996.

    -   Consolidated Balance Sheets as of September 30, 1998 and 1997.

    - Statements of Consolidated Common Stock Equity for the years ended September 30, 1998, 1997 and 1996.

    -   Notes to Consolidated Financial Statements.

    -   Independent Auditors' Report.


       The following supplemental data is submitted herewith:

    - Financial Statement Schedule - Valuation and Qualifying Account - Allowance for Uncollectible Accounts.

    -   Independent Auditors' Report.

       Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE


       Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item with respect to directors is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. The information required by this item with respect to the executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION

       The information required by this item is set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is set forth under the caption "Security Ownership of Management" in the Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is set forth under the caption "Other Matters Involving Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

                                      PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
FORM 8-K

(a)   Documents Filed as Part of This Report:

       1.       Financial Statements

       Included under Item 8 are the following financial statements:

                Statements of Consolidated Income for the Years Ended September 30, 1998, 1997 and 1996.

                Statements of Consolidated Cash Flows for the Years Ended September 30, 1998, 1997 and 1996.

                Consolidated Balance Sheets as of September 30, 1998 and 1997.

                Statements of Consolidated Common Stock Equity for the Years Ended September 30, 1998, 1997 and 1996.

                Notes to Consolidated Financial Statements.

                Independent Auditors' Report.

       2. Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended September 30, 1998

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

3.2 Bylaws, as amended and restated on August 7, 1998 (Exhibit 3, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

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

10.1            Executive Compensation Plans and Arrangements.

10.1.a Executive Severance Pay Plan of AGL Resources Inc. (Exhibit 10.1.a, Form 10-K for the fiscal year ended September 30,
                1996).

10.1.b AGL Resources Inc. 1998 Voluntary Early Retirement Plan for Officers, together with form of Early Retirement Agreement (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.1.c          AGL Resources Inc. 1998 Severance Plan for Officers,  together
                with  form  of  Separation   Agreement  (Exhibit  10.1.b,  AGL
                Resources Form 10-Q for the quarter ended June 30 , 1998).

10.1.d AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.1.e First Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5, 1993).

10.1.f Second Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.d, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.g Third Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.h Fourth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.f, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.i Fifth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.g, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.j Sixth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.1.k AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10(a), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.1.l First Amendment to the AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10.1.i, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.m Second Amendment to the AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10.1.j, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.n Third Amendment to the AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

10.1.o AGL Resources Inc. Non-Employee Directors Equity Compensation Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4,
                No. 33-99826).

10.1.p AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

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

10.60 Service Agreement and Amendments under Rate Schedule FS between Atlanta Gas Light Company and Transcontinental
                Gas Pipe Line Corporation (Exhibit 10.60, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.61 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10.61, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.62 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Chattanooga Gas Company and East Tennessee Natural Gas Company (Exhibit 10.62, AGL Resources Form 10-K for the fiscal year ended September 30,
                1997).

10.63 Extension of Service Agreements #904480 under Rate Schedule FT; #904481 under Rate Schedule FT-NN; and #S20140 under Rate Schedule CSS, all dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended December 31,
                1998).

10.64 Amendment to Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated December 15, 1997 (Exhibit 10.2, AGL Resources Form
                10-Q for the quarter ended March 31, 1998).

10.65 Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated
                January 14, 1998 (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.66 Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.67           Service Agreement dated November 1, 1998 between
                Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Part 284(G) which supercedes Rate Schedule X-289.

10.68           Service Agreement dated November 1, 1998 between
                Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Rate Schedule WSS-Open Access.

13              Portions of the AGL Resources Inc. 1998 Annual Report to
                Shareholders.

21              Subsidiaries of AGL Resources Inc.

23              Independent Auditors' Consent.

24              Powers of Attorney (included with Signature Page hereto).

27              Financial Data Schedule.

(b)    Reports on Form 8-K

           On July 15, 1998, AGL Resources filed a Current Report on Form 8-K dated July 15, 1998, containing: "Item 5 Other Events" and Exhibit 99 - Form of Press Release, dated July 15, 1998.

           On August 7, 1998, AGL Resources filed a Current Report on Form 8-K dated August 7, 1998, containing: "Item 5 Other Events" and Exhibit 99 - Form of Press Release, dated August 7, 1998.

           On September 10, 1998, AGL Resources filed a Current Report on Form 8-K dated September 10, 1998, containing: "Item 5 - Other Events" and
     Exhibit 99 - Form of Press Release, dated September 10, 1998.

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 1998.

                                               AGL RESOURCES INC.


                                            By: /s/ Walter M. Higgins
                                                Walter M. Higgins
                                          President and Chief Executive Officer



                             POWERS OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Walter M. Higgins, Albert G. Norman, Jr. and J. Michael Riley, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and any and all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 17, 1998.

Signatures                     Title



/s/ Walter M. Higgins          President and Chief Executive Officer
Walter M. Higgins              (Principal Executive Officer) and Director



/s/ J. Michael Riley           Senior Vice President and Chief Financial Officer
J. Michael Riley               (Principal Accounting and Financial Officer)

/s/ Frank Barron, Jr.                                     Director
Frank Barron, Jr.


/s/ W. Waldo Bradley                                      Director
W. Waldo Bradley


/s/ Otis A. Brumby, Jr.                                   Director
Otis A. Brumby, Jr.


/s/ David R. Jones                                        Director
David R. Jones


                                                          Director
Wyck A. Knox, Jr.


/s/ Albert G. Norman, Jr.                                 Director
Albert G. Norman, Jr.


/s/ D. Raymond Riddle                                     Director
D. Raymond Riddle


/s/ Betty L. Siegel                                       Director
Betty L. Siegel


/s/ Ben J. Tarbutton, Jr.                                 Director
Ben J. Tarbutton, Jr.


/s/ Felker W. Ward, Jr.                                   Director
Felker W. Ward, Jr.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of AGL Resources Inc.:

We have audited the consolidated balance sheets of AGL Resources Inc. and subsidiaries of September 30, 1998 and 1997 and the related statements of consolidated income, common stock equity, and cash flows for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated November 2, 1998; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of AGL Resources Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of AGL Resources Inc.'s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
November 2, 1998

Schedule II


                                           AGL RESOURCES INC. AND SUBSIDIARIES
                                            VALUATION AND QUALIFYING ACCOUNT
                                          ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
                                  FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                                      (IN MILLIONS)

--------------------------------------------------------------------------------------------------------------------------
                                                                           1998                 1997                 1996
--------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                $ 2.6                $ 2.8                $ 4.4
Additions:
Provisions charged to income                                                8.1                  9.8                  4.7
--------------------------------------------------------------------------------------------------------------------------
Total                                                                      10.7                 12.6                  9.1

Deduction:
Accounts written off as uncollectible, net                                  6.6                 10.0                  6.3
--------------------------------------------------------------------------------------------------------------------------

Balance, end of year                                                      $ 4.1                $ 2.6                $ 2.8
--------------------------------------------------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

Exhibit
Number                                Description

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

3.2 Bylaws, as amended and restated on August 7, 1998 (Exhibit 3, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

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

10.1            Executive Compensation Plans and Arrangements.

10.1.a Executive Severance Pay Plan of AGL Resources Inc. (Exhibit 10.1.a, Form 10-K for the fiscal year ended September 30,
                1996).

10.1.b AGL Resources Inc. 1998 Voluntary Early Retirement Plan for Officers, together with form of Early Retirement Agreement (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.1.c          AGL Resources Inc. 1998 Severance Plan for Officers,  together
                with  form  of  Separation   Agreement  (Exhibit  10.1.b,  AGL
                Resources Form 10-Q for the quarter ended June 30 , 1998).

10.1.d AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.1.e First Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5, 1993).

10.1.f Second Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.d, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.g Third Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.h Fourth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.f, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.i Fifth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.g, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.j Sixth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.1.k AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10(a), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.1.l First Amendment to the AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10.1.i, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.m Second Amendment to the AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10.1.j, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.n Third Amendment to the AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

10.1.o AGL Resources Inc. Non-Employee Directors Equity Compensation Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4,
                No. 33-99826).

10.1.p AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

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

10.60 Service Agreement and Amendments under Rate Schedule FS between Atlanta Gas Light Company and Transcontinental
                Gas Pipe Line Corporation (Exhibit 10.60, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.61 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10.61, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.62 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Chattanooga Gas Company and East Tennessee Natural Gas Company (Exhibit 10.62, AGL Resources Form 10-K for the fiscal year ended September 30,
                1997).

10.63 Extension of Service Agreements #904480 under Rate Schedule FT; #904481 under Rate Schedule FT-NN; and #S20140 under Rate Schedule CSS, all dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended December 31,
                1998).

10.64 Amendment to Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated December 15, 1997 (Exhibit 10.2, AGL Resources Form
                10-Q for the quarter ended March 31, 1998).

10.65 Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated
                January 14, 1998 (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.66 Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.67           Service Agreement dated November 1, 1998 between
                Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Part 284(G) which supercedes Rate Schedule X-289.

10.68           Service Agreement dated November 1, 1998 between
                Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Rate Schedule WSS-Open Access.

13              Portions of the AGL Resources Inc. 1998 Annual Report to
                Shareholders.

21              Subsidiaries of AGL Resources Inc.

23              Independent Auditors' Consent.

24              Powers of Attorney (included with Signature Page hereto).

27              Financial Data Schedule.