Form 10-Q
period 1998-12-31
AGL RESOURCES INC
filed 1999-02-16
CIK 1004155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998









Commission      Registrant; State of Incorporation;         I.R.S. Employer
File Number     Address; and Telephone Number            Identification  Number

1-14174         AGL RESOURCES INC.  58-2210952
                (A Georgia Corporation)
                303 PEACHTREE STREET, NE
                ATLANTA, GEORGIA  30308
                404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998.


Common Stock, $5.00 Par Value
Shares Outstanding at December 31, 1998 ............................57,524,148

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 1998


                                Table of Contents

 Item                                                                     Page
Number                                                                   Number


                 PART I -- FINANCIAL INFORMATION


     1           Financial Statements
                     Condensed Consolidated Income Statements               3
                     Condensed Consolidated Balance Sheets                  4
                     Condensed Consolidated Statements of Cash Flows        6

                     Notes to Condensed Consolidated Financial Statements   7

     2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                        11

     3           Quantitative and Qualitative Disclosure About Market Risk 25

                 PART II -- OTHER INFORMATION

     1           Legal Proceedings                                         26

     5           Other Information                                         26

     6           Exhibits and Reports on Form 8-K                          26

                                     SIGNATURES                            27



                               Page 2 of 27 Pages


                                          PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      AGL RESOURCES INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                          FOR THE THREE MONTHS ENDED
                                          DECEMBER 31, 1998 AND 1997
                                       (MILLIONS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)



                                                                                 1998                 1997

Operating Revenues                                                             $ 323.9              $ 399.1
Cost of Gas                                                                      187.0                254.0
                                                                       -----------------------------------------

     Operating Margin                                                            136.9                145.1

Other Operating Expenses                                                          89.2                 92.7
                                                                       -----------------------------------------

     Operating Income                                                             47.7                 52.4

Other Income (Loss)                                                               (7.9)                 5.2
                                                                       -----------------------------------------

     Income Before Interest and Income Taxes                                      39.8                 57.6

Interest Expense and Preferred Stock Dividends
     Interest expense                                                             14.2                 14.1
     Dividends on preferred stock of subsidiaries                                  1.5                  2.4
                                                                       -----------------------------------------

          Total interest expense and preferred stock dividends                    15.7                 16.5
                                                                       -----------------------------------------

     Income Before Income Taxes                                                   24.1                 41.1

Income Taxes                                                                       8.2                 15.4

                                                                       =========================================
     Net Income                                                                 $ 15.9               $ 25.7
                                                                       =========================================



Earnings per Common Share
     Basic                                                                       $ 0.28               $ 0.45
     Diluted                                                                     $ 0.28               $ 0.45

Weighted Average Number of Common Shares Outstanding
     Basic                                                                        57.4                 56.7
     Diluted                                                                      57.7                 56.8

Cash Dividends Paid Per Share of  Common Stock                                   $ 0.27               $ 0.27



See notes to condensed consolidated financial statements.

                               Page 3 of 27 Pages


                                         AGL RESOURCES INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (MILLIONS)

                                                                               (Unaudited)
                                                                               December 31,            September 30,
                                                                     ---------------------------------------------------

ASSETS                                                                        1998             1997               1998
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                                $ -              $ 7.9             $ 0.9
      Receivables (less allowance for uncollectible accounts
          of $4.9 at December 31, 1998, $5.0 at December 31,
          1997, and $4.1 at September 30, 1998)                                214.6            223.9             121.7
      Inventories
          Natural gas stored underground                                       106.4            109.3             138.1
          Liquefied natural gas                                                 16.0             17.7              17.7
          Other                                                                 12.5             13.0              14.6
      Deferred purchased gas adjustment                                          3.3             33.1               3.5
      Other                                                                      2.0              1.9               1.9
------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                 354.8            406.8             298.4
------------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
      Utility plant                                                          2,150.2          2,091.3           2,133.5
      Less: accumulated depreciation                                           694.6            661.4             680.9
------------------------------------------------------------------------------------------------------------------------

          Utility plant - net                                                1,455.6          1,429.9           1,452.6
------------------------------------------------------------------------------------------------------------------------

      Nonutility property                                                      114.0            108.7             105.6
      Less: accumulated depreciation                                            27.1             30.9              24.6
------------------------------------------------------------------------------------------------------------------------

          Nonutility property - net                                             86.9             77.8              81.0
------------------------------------------------------------------------------------------------------------------------

          Total property, plant and equipment - net                          1,542.5          1,507.7           1,533.6
------------------------------------------------------------------------------------------------------------------------

Deferred Debits and Other Assets
      Unrecovered environmental response costs                                  76.9             53.7              77.6
      Investments in joint ventures                                             41.8             39.5              46.7
      Other                                                                     32.3             42.9              29.0
------------------------------------------------------------------------------------------------------------------------

          Total deferred debits and other assets                               151.0            136.1             153.3

========================================================================================================================
Total Assets                                                               $ 2,048.3        $ 2,050.6         $ 1,985.3
========================================================================================================================










     See notes to condensed consolidated financial statements.

                               Page 4 of 27 Pages


                                         AGL RESOURCES INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (MILLIONS)

                                                                                (Unaudited)
                                                                               December 31,             September 30,
                                                                     ---------------------------------------------------
                                                                     -------------------------------   -----------------
LIABILITIES AND CAPITALIZATION                                                1998             1997               1998
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Current Liabilities
      Accounts payable                                                        $ 71.0           $ 93.7            $ 48.4
      Short-term debt                                                          113.0            150.5              76.5
      Customer deposits                                                         31.7             31.6              30.5
      Accrued interest                                                          21.6             20.4              32.8
      Taxes                                                                     11.1             30.3              10.1
      Deferred purchased gas adjustment                                          8.4                               12.4
      Other                                                                     52.8             32.9              42.8
------------------------------------------------------------------------------------------------------------------------

          Total current liabilities                                            309.6            359.4             253.5
------------------------------------------------------------------------------------------------------------------------

Accumulated Deferred Income Taxes                                              207.0            188.6             203.0
------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
      Accrued environmental response costs                                      47.0             37.3              47.0
      Accrued postretirement benefits costs                                     33.9             35.1              33.4
      Deferred credits                                                          54.3             59.7              57.8
      Other                                                                      3.7              0.4               2.1
------------------------------------------------------------------------------------------------------------------------

          Total long-term liabilities                                          138.9            132.5             140.3
------------------------------------------------------------------------------------------------------------------------

Capitalization
      Long-term debt                                                           660.0            660.0             660.0
      Subsidiary obligated mandatorily redeemable
          preferred securities                                                  74.3             74.3              74.3
      Common stock, $5 par value, shares issued and
          outstanding of 57.5 at December 31, 1998, 56.8 at
          December 31, 1997, and 57.3 at September 30, 1998                    658.5            635.8             654.2
------------------------------------------------------------------------------------------------------------------------

          Total capitalization                                               1,392.8          1,370.1           1,388.5

========================================================================================================================
Total Liabilities and Capitalization                                       $ 2,048.3        $ 2,050.6         $ 1,985.3
========================================================================================================================












See notes to condensed consolidated financial statements.

Page 5 of 27 Pages




                           AGL RESOURCES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                        (MILLIONS OF DOLLARS)
                                                    (UNAUDITED)

                                                                                     Three Months
                                                                             -----------------------------
                                                                             -----------------------------
                                                                                1998             1997
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income                                                          $          15.9  $           25.7
      Adjustments to reconcile net income to net
         cash flow from operating activities
            Depreciation and amortization                                            21.0              18.4
            Deferred income taxes                                                     4.0              (1.3)
            Other                                                                    (0.3)             (0.3)
      Changes in certain assets and liabilities                                     (37.6)            (72.4)
----------------------------------------------------------------------------------------------------------
            Net cash flow from operating
               activities                                                             3.0             (29.9)
----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Short-term borrowings, net                                                     36.5             121.0
      Sale of common stock, net of expenses                                           1.3               0.7
      Redemption of preferred securities                                                              (44.5)
      Dividends paid on common stock                                                (12.9)            (13.0)
----------------------------------------------------------------------------------------------------------
            Net cash flow from financing
               activities                                                            24.9              64.2
----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Utility plant expenditures                                                    (25.5)            (25.2)
      Non-utility property expenditures                                              (3.9)             (2.5)
      Investment in joint ventures                                                                     (3.0)
      Cash received from joint ventures                                                                 0.3
      Other                                                                           0.6              (0.8)
----------------------------------------------------------------------------------------------------------
            Net cash flow from investing
               activities                                                           (28.8)            (31.2)
----------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash
               and cash equivalents                                                  (0.9)              3.1
            Cash and cash equivalents at
               beginning of period                                                    0.9               4.8
----------------------------------------------------------------------------------------------------------
            Cash and cash equivalents at
               end of period                                              $           -    $            7.9
==========================================================================================================

Cash paid during the period for
      Interest                                                            $          25.5  $           23.6
      Income taxes                                                        $           0.1  $            1.4




See notes to condensed consolidated financial statements.

                               Page 6 of 27 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



         1. General

         AGL Resources Inc. is the holding company for Atlanta Gas Light Company and its wholly owned subsidiary, Chattanooga Gas Company which are local natural gas distribution utilities. Additionally, AGL Resources Inc. owns several nonutility subsidiaries and has interests in several nonutility joint ventures. We collectively refer to AGL Resources Inc. and its subsidiaries as "AGL Resources." We refer to Atlanta Gas Light Company as "AGLC."

         In the opinion of management, the unaudited consolidated financial statements included herein reflect all normal recurring adjustments necessary for a fair statement of the results of the interim periods reflected. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the financial statements and the notes included in the annual report on Form 10-K of AGL Resources for the fiscal year ended September 30, 1998. Due to the seasonal nature of AGL Resources' business, the results of operations for a three-month period are not necessarily indicative of results of operations for a twelve-month period.

         We make estimates and assumptions when preparing financial statements under generally accepted accounting principles. Those estimates and assumptions affect various matters, including :

              - reported amounts of assets and liabilities in our Condensed
                Consolidated Balance Sheets as of the dates of the financial statements;
              - disclosure of contingent  assets and  liabilities as of the dates of the financial statements; and
              - reported  amounts of  revenues  and  expenses  in our  Condensed
                Consolidated Income Statements during the reporting periods.

         Those estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. Consequently, actual amounts could differ from our estimates.

         Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year.

         2. Impact of New Regulatory Rate Structure and Deregulation

         Due to changes in the regulatory rate structure and the enactment of Georgia's Natural Gas Competition and Deregulation Act (the Deregulation Act), AGLC has begun to unbundle, or separate, the various components of its services to its customers. As a result, numerous changes have occurred with respect to the services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services Consequently, AGLC's future revenues and expenses will not follow the same pattern as they have historically.

                               Page 7 of 27 Pages

         New Regulatory Rate Structure
         Beginning July 1, 1998, AGLC's charges for delivery service to utility customers in Georgia have been based on a straight fixed variable (SFV) rate design. Under SFV rates, fixed delivery service costs (as opposed to gas commodity sales costs discussed below) are recovered evenly throughout the year consistent with the way those costs are incurred. The effect of the rate structure is to levelize throughout the year the revenues collected by AGLC for gas delivery services. Prior to July 1, 1998, rates to provide delivery service were based principally on the amount of gas customers used. Therefore, delivery rates were typically lower in the summer when customers used less gas, and higher in the winter when customers used more gas. Going forward AGLC will collect such rates evenly throughout the year regardless of volumetric summer and winter differences in gas usage. Consequently, substantial changes to the quarterly results of operations are expected when compared to the historical quarterly results due to the transition to this new regulatory approach.

         Deregulation
         Pursuant to the Deregulation Act, regulated rates for natural gas commodity sales service to AGLC customers (as opposed to delivery service rates discussed above) ended on October 6, 1998. In the deregulated environment, AGLC intended to price deregulated gas sales in a manner that, at a minimum, would have allowed it to recover its annual gas costs.

         On January 5, 1999, the GPSC issued a Procedural and Scheduling Order for the purpose of hearing evidence to consider whether unregulated prices charged by AGLC for gas sales services subsequent to October 6, 1998 were constrained by market forces. The GPSC initiated the proceeding in response to numerous complaints from customers who received gas sales service from AGLC in November and December 1998. Those complaints stemmed primarily from the effects of record warm weather on November and December bills that, in many cases, reflected higher fixed costs associated with gas sales and lower gas usage than historical comparisons.

         AGLC's gas sales rates were designed to enable the Company to recover its fixed costs associated with gas sales from the customers for whom the costs were incurred. AGLC intended to bill much of those fixed costs during the winter, when consumption is typically higher, and fewer of those fixed costs in the summer, when consumption is typically lower. Under normal weather conditions, this billing approach would have produced monthly bills in amounts similar to bills of corresponding months in recent years. However, unseasonably warm weather resulted in fixed costs comprising a higher percentage of customers' bills due to lower gas usage by many customers in November and December.

         On January 26, 1999, AGLC entered into a joint stipulation with the GPSC to resolve certain gas sales service issues. Among other requirements in the stipulation, the Company has implemented a new rate structure for gas sales, beginning with February 1999 bills, that more closely reflects customers' actual gas usage which includes a demand charge for fixed costs associated with gas sales that is entirely volumetric. The new rate structure for gas sales service is intended to ensure AGLC's recovery of its purchased gas costs incurred from October 6, 1998 to September 30, 1999 as accurately as possible without creating any significant income or loss. The joint stipulation agreement provides for a true-up of gas costs and revenues for fiscal 1999 for any amounts over or under a relatively small adjustable dead band. To the extent that such overage or underage exceeds the applicable dead band, AGLC will either refund to or collect from its customers the applicable overage or underage that exists on September 30, 1999.


                               Page 8 of 27 Pages

         As part of the joint stipulation, AGLC also agreed to issue checks to customers or credits to customer bills in the total amount of approximately $14.7 million to lessen the effects of the Company's earlier rate methodology. Of that amount, $8.2 million will be refunded to AGLC customers based on the over-collection of gas costs during fiscal 1998 before deregulation began and as reported in our balance sheet as of December 31, 1998. The remaining $6.5 million will be allocated during the second quarter to certain AGLC customers who were most adversely affected by the change in AGLC's rate structure for gas sales service.

         Regulatory Accounting
         We have recorded regulatory assets and liabilities in our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

         In July 1997, the Emerging Issues Task Force (EITF) concluded that once legislation is passed to deregulate a segment of a utility and that legislation includes sufficient detail for the enterprise to determine how the transition plan will affect that segment, SFAS 71 should be discontinued for that segment of the utility. The EITF consensus permits assets and liabilities of a deregulated segment to be retained if they are recoverable through a segment that remains regulated.

         Georgia has enacted legislation, the Deregulation Act, which allows deregulation of natural gas sales and the separation of some ancillary services of local natural gas distribution companies. However, the rates that AGLC, as the local gas distribution company, charges to deliver natural gas through its intrastate pipe system will continue to be regulated by the GPSC. Therefore, we have concluded that the continued application of SFAS 71 remains appropriate for regulatory assets and liabilities related to AGLC's delivery services.

         Pursuant to the Deregulation Act, regulated rates ended on October 6, 1998 for natural gas commodity sales to AGLC customers. Consequently, SFAS 71 was discontinued as it relates to natural gas commodity sales on October 6, 1998. In accordance with the EITF consensus, the following represents the utility's operating revenues, cost of gas and operating margin between regulated and non-regulated operations for the three months ended December 31, 1998 (in millions):


          Operating Revenues
               Nonregulated             $   173.8
               Regulated                    143.4
                                      ============
               Total Utility            $   317.2
                                      ============
          Cost of Sales
               Nonregulated             $   172.7
               Regulated                     12.2
                                      ============
               Total Utility            $   184.9
                                      ============
          Operating Margins
               Nonregulated           $       1.1
               Regulated                    131.2
                                      ============
               Total Utility            $   132.3
                                      ============


                               Page 9 of 27 Pages

         3. Earnings Per Share and Equity

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur when common stock equivalents are added to common shares outstanding. AGL Resources' only common stock equivalents are stock options whose exercise price was less than the average market price of the common shares for the respective periods. Additional options to purchase 22,252 and 509,189 shares of common stock were outstanding as of December 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise price of those options was greater than the average market price of the common shares for the respective periods.

         During the three months ended December 31, 1998, we issued 211,379 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Nonqualified Savings Plan; and the Non-Employee Directors Equity Compensation Plan. Those issuances increased common equity by $3.7 million.

         4. Change in Inventory Costing Method

         In Georgia's new competitive environment, certificated marketing companies, including AGLC's marketing affiliate, began selling natural gas to firm end-use customers at market-based prices in November 1998. Part of the unbundling process that provides for this competitive environment is the assignment of certain pipeline services that AGLC has under contract. AGLC will assign the majority of its pipeline storage services that it has under contract to the certificated marketing companies along with a corresponding amount of inventory.

         Consequently, the GPSC has approved AGLC's tariff provisions to govern the sale of its gas storage inventories to certificated marketers. Following the rules of the tariff, the sale price will be the weighted-average cost of the storage inventory at the time of sale. AGLC changed its inventory costing method for its gas inventories from first-in, first-out to weighted-average effective October 1, 1998. In management's opinion, the weighted-average inventory costing method provides for a better matching of costs and revenue from the sale of gas.

         Because AGLC recovered all of its gas costs through a PGA mechanism until October 6, 1998, there is no cumulative effect resulting from the change in the inventory costing method.

         5. Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and was adopted by AGL Resources in October 1998. Comprehensive income includes net income and other comprehensive income. SFAS 130 presently identifies only the following items as components of other comprehensive income:

              - foreign currency translation adjustment;
              - minimum pension liability adjustment; and
              - unrealized  gains and losses on certain  investments in debt and equity securities classified as available-for-sale securities.

         Because AGL Resources does not have any components of other comprehensive income for any of the periods presented, there is no difference between net income and comprehensive income and the adoption of SFAS No. 130 has no impact on AGL Resources' consolidated financial statements.


                              Page 10 of 27 Pages

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Forward-Looking Statements

         Portions of the information contained in this Form 10-Q, particularly in the Management's Discussion and Analysis of Results of Operations and Financial Condition, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that such expectations will be achieved.

         Important factors that could cause our actual results to differ substantially from those in the forward-looking statements include, but are not limited to, the following:

           - changes in price and demand for natural gas and related products;
           - the impact of changes in state and federal legislation and regulation on both the gas and electric industries;
           - the effects and uncertanties of deregulation and competition, particularly in markets where prices and providers historically have been regulated;
           - changes in accounting policies and practices; - interest rate fluctuations and financial market condition; - uncertainties about environmental issues; and - other factors discussed in the following section: Year 2000
             Readiness Disclosure - Forward-Looking Statements.

         Nature of Our Business

         AGL Resources Inc. is the holding company for:

            - Atlanta Gas Light Company (AGLC) and its wholly owned  subsidiary,
              Chattanooga Gas Company (Chattanooga), which are local natural gas distribution utilities;
            - AGL Energy Services,  Inc., (AGLE) a gas supply services company;
              and
            - several nonutility subsidiaries.

         AGLC conducts our primary business: the distribution of natural gas in Georgia, including Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta. Chattanooga distributes natural gas in the Chattanooga and Cleveland areas of Tennessee. The Georgia Public Service Commission (GPSC) regulates AGLC, and the Tennessee Regulatory Authority (TRA) regulates Chattanooga. AGLE is a nonregulated company that buys and sells the natural gas which is supplied to AGLC's customers during the transition period to full competition in Georgia. AGLC comprises substantially all of AGL Resources' assets, revenues, and earnings. When we discuss the operations and activities of AGLC, AGLE, and Chattanooga, we refer to them, collectively, as the "utility."


                              Page 11 of 27 Pages

         AGL Resources also owns or has an interest in the following nonutility businesses:

             - AGL  Interstate  Pipeline  Company,  which owns a 50% interest in
               Cumberland Pipeline Company; Cumberland Pipeline Company was formed for the purpose of providing interstate pipeline services to customers in Georgia and Tennessee;
             - AGL Peaking  Services,  Inc., which owns a 50% interest in Etowah
               LNG Company LLC; Etowah LNG Company LLC is a joint venture with Southern Natural Gas Company and was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility;
             - SouthStar Energy Services LLC (SouthStar),  a joint venture among a subsidiary of AGL Resources and subsidiaries of Dynegy, Inc. and Peidmont Natural Gas Company. Southstar was established to sell natural gas, propane, fuel oil, electricity, and related services to industrial, commercial, and residential customers in Georgia and the Southeast. SouthStar began marketing naturalgas to all customers in Georgia during the first quarter of fiscal 1999;
             - AGL  Investments,  Inc.,  which was  established  to develop  and manage certain nonutility businesses including:
                 - AGL Gas Marketing,  Inc.,  which owns a 35% interest in Sonat
                   Marketing Company, L.P. (Sonat Marketing); Sonat Marketing engages in wholesale and retail natural gas trading;
                 - AGL Power Services, Inc., which owns a 35% interest in Sonat
                   Power Marketing, L.P.; Sonat Power Marketing, L.P. engages in wholesale power trading;
                 - AGL Propane, Inc., which engages in the sale of propane and related products and services;
                 - Trustees  Investments,  Inc., which owns Trustees Gardens,  a residential and retail development located in Savannah, Georgia; and
                 - Utilipro,  Inc.,  which  engages  in the  sale of  integrated customer care solutions to energy marketers.

         Results of Operations

         In this section we compare the results of our operations for the three-month periods ended December 31, 1998 and 1997.

          Operating Margin Analysis
          (Dollars in Millions)

                                Three Months Ended
                               12/31/98    12/31/97      Increase/(Decrease)
                               ---------- ----------   ----------------------
          Operating Revenues
               Utility         $   317.2  $   377.6    $   (60.4)     (16.0%)
               Non Utility           6.7       21.5        (14.8)     (68.8%)
                               ========== ==========   ============
               Total           $   323.9  $   399.1    $   (75.2)     (18.8%)
                               ========== ==========   ============
          Cost of Sales
               Utility         $   184.9  $   236.6    $   (51.7)     (21.9%)
               Non Utility           2.1       17.4        (15.3)     (87.9%)
                               ========== ==========   ============
               Total           $   187.0  $   254.0    $   (67.0)     (26.4%)
                               ========== ==========   ============
          Operating Margins
               Utility         $   132.3  $   141.0    $    (8.7)      (6.2%)
               Non Utility           4.6        4.1          0.5        12.2%
                               ========== ==========   ============
               Total           $   136.9  $   145.1    $    (8.2)      (5.7%)
                               ========== ==========   ============



                              Page 12 of 27 Pages

         Operating Revenues
         Our operating revenues for the three months ended December 31, 1998 decreased to $323.9 million from $399.1 million for the same period last year, a decrease of 18.8%.

         Utility. Utility revenues decreased to $317.2 million for the three months ended December 31, 1998 from $377.6 million for the same period last year. The decrease of $60.4 million in utility revenues was primarily due to the following factors:

             - The  utility's  cost of gas  decreased  by  $51.7  million.  (See discussion of the utility cost of sales below regarding the effect of warmer weather and migration of customers to marketers). Prior to deregulation, AGLC passed the actualcost of gas through to its customers on a dollar for dollar basis under the PGA mechanism contained in its rate schedule. Now that the sale of gas by AGLC has been deregulated, AGLC intends to continue to recover only its actual gas costs from its customers within the parameters of the joint stipulation agreement of January 26, 1999. The reduction in gas costs therefore results\ in a corresponding reduction in revenue.
             - The utility's base  revenue  decreased  by $4.8  million  when compared to last year primarily due to the new SFV rate structure for AGLC delivery service that became effective
               July 1, 1998. (See Note 2 to the Condensed Consolidated Financial Statements)
             - The  Integrated  Resource Plan (IRP) was phased out during fiscal
               1998 and did not exist during the first quarter of fiscal year 1999, resulting in a $3.6 million decrease in revenue associated with the plan. AGLC passed through to its customers, on a dollar for dollar basis, IRP expenses incurred, which were included in operating expenses. Therefore, the phase out of IRP had no effect on net income .

         Nonutility. Nonutility operating revenues decreased to $6.7 million for the three months ended December 31, 1998 from $21.5 million for the same period last year. The decrease of $14.8 million in nonutility revenues was primarily due to the formation of SouthStar in July 1998. Prior to the formation of SouthStar (including the first quarter of fiscal year 1998) we had a wholly owned subsidiary which was engaged in this same business. Upon the formation of SouthStar, the customers and operations of this business unit became the customers and operations of SouthStar. Since the formation of the joint venture, the results of our interest in SouthStar have been accounted for under the equity method and our portion of their results of operations is contained in Other Income for the three months ended December 31, 1998.

         Cost of Sales
         Our cost of sales decreased to $187.0 million for the three months ended December 31, 1998 from $254.0 million for the same period last year, a decrease of 26.4%.

         Utility. The utility's cost of sales decreased to $184.9 million for the three months ended December 31, 1998 from $236.6 million for the same period last year. The decrease of $51.7 million in the utility's cost of sales was primarily due to the following factors:

         - The utility sold less gas to its customers due to weather that was 44% warmer for the three months ended December 31, 1998 as compared with the same period last year. This resulted in less volume of gas sold as compared with last year.
         - Beginning November 1, 1998, customers began to switch from AGLC to certificated marketers for gas purchases. As a result, AGLC sold less gas.

                              Page 13 of 27 Pages

         Nonutility. Nonutility cost of sales decreased to $2.1 million for the three months ended December 31, 1998 from $17.4 million for the same period last year. The decrease of $15.3 million was primarily due to the formation of SouthStar as described above under nonutility operating revenues.

         Operating Margin
         Our operating margin decreased to $136.9 million for the three months ended December 31, 1998 from $145.1 million for the same period last year, a decrease of 5.7%.

         Utility. The utility's operating margin decreased to $132.3 million for the three months ended December 31, 1998 from $141.0 million for the same period last year. The decrease of $8.7 million was primarily due to the following factors as mentioned above under utility operating revenues:
            - The utility's base revenue decreased by $4.8 million when compared with the same period last year primarily due to the new SFV rate structure for AGLC delivery service that became effective on July 1, 1998.
            - A $3.6 million  decrease in revenue  associated with the phase-out of the IRP.

         Nonutility. Operating margin for the nonutility business increased by $0.5 million to $4.6 million for the three months ended December 31, 1998 as compared with $4.1 million for the same period last year. This increase is primarily attributable to Utilipro, our customer care subsidiary which was acquired during the first quarter of fiscal 1998.

         Other Operating Expenses
         Other operating expenses decreased slightly to $89.2 million for the three months ended December 31, 1998 compared to $92.7 million for the same period last year. The components of other operating expenses are as follows (dollars in millions):

                                      Three Months Ended
                                      12/31/98  12/31/97  (Increase/(Decrease)
                                      --------  --------   -------------------
         Operations                    $53.1      $58.6     $(5.5)    $(9.4%)
         Maintenance                     9.0        9.3      (0.3)     (3.2%)
         Depreciation &
          Amortization                  20.2       17.7       2.5      14.1%
         Taxes Other than Income
          Taxes                          6.9        7.1      (0.2)     (2.8%)
                                      --------  --------   --------
              Total                    $89.2      $92.7     $(3.5)     (3.8%)
                                      ========  ========   ========

         Operations expenses decreased primarily due to the phase out of the IRP during fiscal 1998 which resulted in $3.6 million less expense than the same period last year. AGLC passed through to its customers, on a dollar for dollar basis, IRP expenses incurred. Therefore, the phase out of IRP had no effect on net income .

         Depreciation and amortization expenses increased primarily due to increased depreciable property and increased depreciation rates for AGLC ordered by the GPSC.


                              Page 14 of 27 Pages

         Other Income/(Loss)
         Other losses totaled $7.9 million for the three months ended December 31, 1998 compared with other income of $5.2 million for the same period last year. The decrease in other income of $13.1 million is primarily due to:
            - Our  portion  of the loss  recorded  by Sonat  Marketing,  a joint venture in which we own a 35% interest. The loss by Sonat Marketing was the result of a combination of significantly warmer weather than last year and charges recorded in December 1998 associated with changes in certain accounting estimates. We recorded a pre-tax loss related to our interest in Sonat of approximately $6.5 million for the three months ended December 31, 1998 as compared with pre-tax income of approximately $3.3 million for the same period last year.
            - Our portion of SouthStar's loss was approximately $1.4 million for the three months ended December 31, 1998. SouthStar was not formed until July 1998, therefore there was no income or loss for this joint venture for the three months ended December 31, 1997.

         Income Taxes
         Income taxes decreased to $8.2 million for the three months ended December 31, 1998 from $15.4 million for the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the three months ended December 31, 1998 was 34.0% as compared to 37.5% for the same period last year. The reduction in the effective income tax rate is primarily due to a reduction in tax expense resulting from our Leveraged Employee Stock Ownership Plan.

         Preferred Stock of Subsidiaries
         Dividends on preferred stock decreased to $1.5 million for the three months ended December 31, 1998 compared to $2.4 million for the same period last year. This decrease is due to the redemption of $44.5 million of 7.70% preferred stock of AGLC on December 1, 1997.

         Financial Condition

         Our utility business is seasonal in nature which typically results in a substantial increase in accounts receivable from customers from September 30 to December 31 as a result of higher billings during colder weather. The utility also uses gas stored underground to serve its customers during periods of colder weather resulting in a substantial decrease in gas inventories when comparing September 30 with December 31. Consequently, accounts receivable increased $92.9 million and inventory of gas stored underground decreased $31.7 million during the quarter ended December 31, 1998. Accounts payable increased $22.6 million during the quarter ended December 31, 1998, primarily due to an increase in accounts payable to gas suppliers.

         Our deferred PGA asset was $3.3 million as of December 31, 1998 compared to $33.1 million as of December 31, 1997. The PGA mechanism and regulated rates ended on October 6, 1998 for natural gas commodity sales to AGLC customers. Beginning in October 1998, AGLC priced deregulated gas sales in a manner that more closely matched gas costs and revenues. The deferred PGA asset that remains as of December 31, 1998 relates to Chattanooga.

         We generally meet our liquidity requirements through our operating cash flow and the issuance of short-term debt. We also use short-term debt to meet our seasonal working capital requirements and to temporarily fund capital expenditures. Lines of credit with various banks provide for direct borrowings and are subject to annual renewal. Availability under the current lines of credit varies from $230 million in the summer to $260 million for peak winter financing.


                              Page 15 of 27 Pages

         Short-term debt increased $36.5 million to $113.0 million as of December 31, 1998, from $76.5 million as of September 30, 1998, to meet our normal seasonal working capital requirements for the three months ended December 31, 1998. Short-term debt decreased $37.5 when comparing December 31, 1998 to December 31, 1997 due to less borrowing needs during the first quarter of this year as compared to last year. We generated operating cash flow of $3.0 million for the three months ended December 31, 1998 as compared to $(29.9) million for the same period last year. This increase in operating cash flow is primarily due to the decrease in our deferred PGA asset as a result of AGLC designing its prices for deregulated gas sales in a manner that more closely matched gas costs and revenues for the three months ended December 31, 1998.

         We believe available credit will be sufficient to meet our working capital needs both on a short and a long-term basis. However, our capital needs depend on many factors and we may seek additional financing through debt or equity offerings in the private or public markets at any time.

         Capital Expenditures
         Capital  expenditures  for  construction  of  distribution  facilities, purchase of equipment, and other general improvements were $29.4 million for the three-month period ended December 31, 1998. Typically, we provide funding for capital expenditures through a combination of internal sources and the issuance of short-term debt.

         Common Stock
         During the three months ended December 31, 1998, we issued 211,379 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Nonqualified Savings Plan; and the Non-Employee Directors Equity Compensation Plan. Those issuances increased common equity by $3.7 million.

         Ratios
         As of December 31, 1998, our capitalization ratios consisted of:

             - 47.4% long-term debt;
             - 5.3% preferred  securities;  and
             - 47.3% common equity.

         State Regulatory Activity

         Deregulation
         The Deregulation Act became law on April 14, 1997. It provides a legal framework for comprehensive deregulation of many aspects of the natural gas business in Georgia and provides for a transition period before competition is fully in effect. AGLC will unbundle, or separate, all services to its natural gas customers; allocate delivery capacity to approved marketers who sell the gas commodity to residential and small commercial users; and create a secondary market for large commercial and industrial transportation capacity.

         Approved marketers, including our marketing affiliate, will compete to sell natural gas to all end-use customers at market-based prices. AGLC will continue to deliver gas to all end-use customers through its existing pipeline system, subject to the GPSC's continued regulation. The GPSC's order acknowledges that under the Deregulation Act, the PGA mechanism will be deregulated when at least five nonaffiliated marketers are authorized to serve an area of Georgia. The GPSC issued more than five such authorizations on October 6, 1998.


                              Page 16 of 27 Pages

         Going forward, AGLC intends to price deregulated gas sales in a manner that, at a minimum, will allow it to recover its annual gas costs. Even though the recovery of gas costs is not currently subject to price regulation, the GPSC continues to regulate delivery rates, safety, access to AGLC's system, and quality of service for all aspects of delivery service.

         Generally, under the Deregulation Act, the transition to full-scale competition occurs when residential and small commercial customers who represent one-third of the peak day requirements for a particular delivery group have voluntarily selected a marketer. When the GPSC determines such market conditions exist, there will be a 120-day process to notify and assign customers who have not selected a marketer. Following the 120-day period, residential and small commercial customers who have not yet selected a marketer will be randomly assigned a marketer under the rules issued by the GPSC.

         The Deregulation Act provides marketing standards and rules of business practice to ensure the benefits of a competitive natural gas market are available to all customers on our system. It imposes on marketers an obligation to serve end-use customers, and creates a universal service fund. The universal service fund provides a method to fund the recovery of marketers' uncollectible accounts, and it enables AGLC to expand its facilities to serve the public interest.

         Retail marketing companies, including our marketing affiliate, filed separate applications with the GPSC to sell natural gas to AGLC's residential and small commercial customers. On October 6, 1998, the GPSC approved 19 marketers' applications to begin selling natural gas services at market prices to Georgia customers on November 1, 1998.

         As of December 31, 1998, more than 168,000 residential and small commercial customers had elected to purchase natural gas services from one of the 11 active approved marketers in Georgia. As of February 5, 1999, more than 367,000 residential and small commercial customers had elected to purchase natural gas services from those same marketers.

         Commodity Sales Service Rate Issues
         Pursuant to the Deregulation Act, regulated rates for natural gas commodity sales service to AGLC customers (as opposed to delivery service rates discussed above) ended on October 6, 1998. In the deregulated environment, AGLC intended to price deregulated gas sales in a manner that, at a minimum, would have allowed it to recover its annual gas costs.

         On January 5, 1999, the GPSC issued a Procedural and Scheduling Order for the purpose of hearing evidence to consider whether unregulated prices charged by AGLC for gas sales services subsequent to October 6, 1998 were constrained by market forces. The GPSC initiated the proceeding in response to numerous complaints from customers who received gas sales service from AGLC in November and December 1998. Those complaints stemmed primarily from the effects of record warm weather on November and December bills that, in many cases, reflected higher fixed costs associated with gas sales and lower gas usage than historical comparisons.

         AGLC's gas sales rates were designed to enable the Company to recover its fixed costs associated with gas sales from the customers for whom the costs were incurred. AGLC intended to bill much of those fixed costs during the winter, when consumption is typically higher, and fewer of those fixed costs in the summer, when consumption is typically lower. Under normal weather conditions, this billing approach would have produced monthly bills in amounts similar to bills of corresponding months in recent years. However, unseasonably warm weather resulted in fixed costs comprising a higher percentage of customers' bills due to lower gas usage by many customers in November and December.

                              Page 17 of 27 Pages

         On January 26, 1999, AGLC entered into a joint stipulation with the GPSC to resolve certain gas sales service issues. Among other requirements in the stipulation, the Company has implemented a new rate structure for gas sales, beginning with February 1999 bills, that more closely reflects customers' actual gas usage which includes a demand charge for fixed costs associated with gas sales that is entirely volumetric. The new rate structure for gas sales service is intended to ensure AGLC's recovery of its purchased gas costs incurred from October 6, 1998 to September 30, 1999 as accurately as possible without creating any significant income or loss. The joint stipulation agreement provides for a true-up of gas costs and revenues for fiscal 1999 for any amounts over or under a relatively small adjustable dead band. To the extent that such overage or underage exceeds the applicable dead band, AGLC will either refund to or collect from its customers the applicable overage or underage that exists on September 30, 1999.

         As part of the joint stipulation, AGLC also agreed to issue checks to customers or credits to customer bills in the total amount of approximately $14.7 million to lessen the effects of the Company's earlier rate methodology. Of that amount, $8.2 million will be refunded to AGLC customers based on the over-collection of gas costs during fiscal 1998 before deregulation began and as reported in our balance sheet as of December 31, 1998. The remaining $6.5 million will be allocated during the second quarter to certain AGLC customers who were most adversely affected by the change in AGLC's rate structure for gas sales service.

         Risk Management
         AGLCs Gas Supply Plan for fiscal 1998 included limited gas supply hedging activities. AGLC was authorized to begin an expanded program to hedge up to one-half its estimated monthly winter wellhead purchases and to establish a price for those purchases at an amount other than the beginning-of-the-month index price. Such a program creates an additional element of diversification and price stability. The financial results of all hedging activities were passed through to residential and small commercial customers under the PGA mechanism of AGLC's rate schedules. Accordingly, the hedging program did not affect our earnings.

         During the first quarter of fiscal 1999, AGLC entered into certain hedge agreements that will continue until the end of February 1999. However, as part of the joint stipulation with the GPSC entered into in January 1999 to resolve certain gas sales service issues, AGLC will not participate in hedging activities for the remainder of the fiscal year and all costs incurred for the fixed-price option agreements prior to the date of the joint stipulation will be included in gas costs which will be recovered from AGLC's customers.

         AGLC Pipeline Safety
         On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the Adversary Staff of the GPSC that details a 10-year replacement program for approximately 2,300 miles of cast iron and bare steel pipelines. Over that 10-year period, AGLC will recover from customers the costs related to the program net of any cost savings resulting from the replacement program. During the three months ended December 31, 1998, AGLC spent approximately $5.4 million related to the pipeline replacement program.

         Environmental
         Before natural gas was available in the Southeast in the early 1930s, AGLC manufactured gas from coal and other materials. Those manufacturing operations were known as manufactured gas plants. Because of recent environmental concerns, we are required to investigate possible contamination at those plants and, if necessary, clean them up. Additional information relating to environmental matters and disclosures is contained below in the section entitled "Environmental Matters".

                              Page 18 of 27 Pages

         We have two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows us to recover our costs of investigation, testing, cleanup, and litigation. Because of that rider, we have recorded an asset in the same amount as our investigation and cleanup liability. The second way we can recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other potentially responsible parties - typically former owners or operators of the MGP sites. Previously we also recovered costs by exercising legal rights we believed we had to recover a share of our costs from various insurance companies. We settled our final insurance company claim in January 1999.

         Federal Regulatory Activity

         Information related to federal regulatory activity is contained in our Form 10-K for the year ended September 30, 1998 under the caption "Federal Regulatory Matters".

         Environmental Matters

         Before natural gas was available in the Southeast in the early 1930s, AGLC manufactured gas from coal and other materials. Those manufacturing operations were known as "manufactured gas plants," or "MGPs." Because of recent environmental concerns, we are required to investigate possible contamination at those plants and, if necessary, clean them up.

         Through the years, AGLC has been associated with twelve MGP sites in Georgia and three in Florida. Based on investigations to date, we believe that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

         For each of those sites, we estimated our share of the likely costs of investigation and cleanup. We used the following process to do the estimates: First, we eliminated the sites where we believe no cleanup or further investigation is likely to be necessary. Second, we estimated the likely future cost of investigation and cleanup at each of the remaining sites. Third, for some sites, we estimated our likely "share" of the costs. We developed our estimate based on any agreements for cost sharing we have, the legal principles for sharing costs, our evaluation of other entities' ability to pay, and other similar factors.

         We currently estimate that our total future cost of investigating and cleaning up our MGP sites is between $47.0 million and $81.3 million. Within that range, we cannot identify a single number as the "best" estimate. We therefore have recorded the lower value, or $47.0 million, as a liability as of December 31, 1998. We are in the process of reviewing our estimates of the cost of investigation and clean up of our MGP sites. We believe that the estimates will increase. At the present time, however, we do not have sufficient information to estimate the magnitude of that increase with a reasonable degree of certainty.

         We have two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows us to recover our costs of investigation, testing, cleanup, and litigation. Because of that rider, we have recorded an asset in the same amount as our investigation and cleanup liability. On December 3, 1997, the GPSC issued a Rule Nisi ordering AGLC to show cause why the GPSC should not take certain actions with respect to the rider. Following hearings, the GPSC Staff and AGLC entered into a settlement agreement on December 3, 1998, resolving the outstanding issues in the Rule Nisi. On January 6, 1999, the GPSC issued an order approving the settlement. The settlement is not expected to have a material effect on the recovery of costs under the rider.


                              Page 19 of 27 Pages

         The second way we can recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other potentially responsible parties - typically former owners or operators of the MGP sites. Previously we also recovered costs by exercising legal rights we believed we had to recover a share of our costs from various insurance companies. We have been actively pursuing those recoveries. We settled our final insurance company claim in January 1999. For the quarter ended December 31, 1998, we recovered $4.3 million from other potentially responsible parties and insurance companies. As required by the rider, we retained $2.2 million of that amount, and we credited the balance to our customers.

         Year 2000 Readiness Disclosure

         The widespread use by governments and businesses, including us, of computer software that relies on two digits, rather than four digits, to define the applicable year may cause computers, computer-controlled systems, and equipment with embedded software to malfunction or incorrectly process data as we approach and enter the year 2000.

         Our Year 2000 Readiness Initiative
         In view of the potential adverse impact of the "Year 2000" issue on our business, operations, and financial condition, we have established a cross-functional team to coordinate, and to report to management on a regular basis about, our assessment, remediation planning, and plan implementation processes directed to Year 2000. We also have engaged independent consultants to assist us in the assessment, remediation, planning, and implementation phases of our Year 2000 initiative. Our Year 2000 initiative is proceeding on a schedule that management believes will achieve Year 2000 readiness.

         The mission of our Year 2000 initiative is to define and provide a continuing process for assessment, remediation, planning, and plan implementation to achieve a level of readiness that will meet the challenges presented to us by the Year 2000 in a timely manner. Achieving Year 2000 readiness does not mean correcting every Year 2000 limitation. Achieving Year 2000 readiness does mean that critical systems, critical electronic assets, and relationships with key business partners have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, and that contingency plans are in place.

         Our Year 2000 readiness initiative involves a three-phase process. The initiative is a continuing process with all phases of the initiative progressing concurrently with respect to both IT and non-IT assets, as defined below, and with respect to key business relationships. The three phases of our Year 2000 initiative are as follows:

         1. Assessment -Assessment involves identifying and inventorying business assets and processes. It also involves determining the Year 2000 readiness status of our assets and of key business partners. Key business partners are those customers and suppliers who we believe may be material to our business, results of operations, or financial condition. In appropriate circumstances, pre-remediation testing is conducted as a part of the assessment phase. The assessment phase of our Year 2000 initiative includes assessment for Year 2000 readiness of the following:

              - information  technology  (IT)  assets  -  Computer  systems  and software maintained by our Information Systems (IS) Department;
              - noninformation    technology   (non-IT)   assets   -   including
                microprocessors   embedded   in   equipment,   and   information
                technology purchased and maintained by business units other than our IS Department; and
              - key business partners (customers and suppliers).

                              Page 20 of 27 Pages

         2. Preparation of Remediation Plans - The purpose of this phase is to develop plans which, when implemented, will enable assets and business relationships to be Year 2000 ready. This phase involves implementation planning and prioritizing the implementation of remediation plans.

         3.   Implementation  -  This  step  involves  the   implementation   of
              remediation   plans,   including   post-remediation   testing  and
              contingency planning.


         State of Readiness
         We continue to assess the impact of the Year 2000 issue throughout our business and operations, including our customer and supplier base. The scope of our Year 2000 initiative includes AGL Resources and its subsidiaries. Sonat Power Services, L.P., and Sonat Marketing, are not within the scope of our Year 2000 initiative. We plan to address the Year 2000 readiness of those joint ventures using the same processes we use to assess the Year 2000 readiness of key business partners. (See "Key Business Partners" below) The following is a description of the progress of our Year 2000 initiative in all business units that are within the scope of our Year 2000 initiative, with the exception of SouthStar, and of Utilipro, Inc., a recently acquired subsidiary. With respect to SouthStar, we have completed the assessment phase and are beginning remediation planning. Management expects SouthStar's business and operations to achieve Year 2000 readiness. The Year 2000 initiative recently commenced with respect to Utilipro, Inc., and management expects Utilipro's business and operations to achieve Year 2000 readiness.

         IT Assets
         Assessment of IT assets is complete. Remediation planning and implementation are underway. As part of our IT assessment process, we completed the assessment of our 79 mainframe and personal computer systems. We deem 13 of those 79 systems to be critical systems. The results of our Year 2000 initiative with respect to IT assets indicate that, to date:

             - 29 systems now are ready for Year 2000, including  12 of the 13 critical systems;
             - nine systems are in testing to verify Year 2000
               readiness;
             - three systems,  including one critical system, are in
               remediation for purposes of correcting noncompliant  Year 2000 code;
             - three systems have been eliminated;
             - five systems have been replaced, and
             - 30  systems  are  scheduled  for  either  testing,   replacement,
               remediation, or elimination in the future.

         We expect our one critical IT asset that is not yet Year 2000 ready to be Year 2000 ready by April 30, 1999. Remediation completion schedules for achieving Year 2000 readiness of noncritical IT assets are expected to extend through September 1999.

         Non-IT Assets
         Assessment of non-IT assets is complete. Our non-IT asset assessment process involved the following:

         - identifying  business processes;
         - identifying non-IT assets and defining the business process or processes to which such assets relate;
         - identifying the mission criticality of each non-IT asset and business process; and
         - documenting   in  a  tracking   database  the   existence,   and  the
           mission-criticality, of each non-IT asset and business process.

Page 21 of 27 Pages

         We expect to complete remediation planning for critical non-IT assets by March 15, 1999. The expected completion date for remediation plan implementation for critical non-IT assets will depend on the results of the remediation planning phase for non-IT assets, but is not expected to extend beyond June 30, 1999.

         Key Business Partners
         We are contacting key business partners, including suppliers and customers, to evaluate their Year 2000 readiness plans and status of readiness. We have contacted over 1,400 suppliers by letter. That group of suppliers includes suppliers whom we consider key business partners as well as other selected suppliers. However, to date, we have not received responses from the majority of suppliers we contacted. We have begun following up by telephone with those key suppliers from whom we have not yet received responses. We also initiated contact with more than 2,500 commercial and industrial customers by personal or telephone interview or by fax survey. That group of customers includes customers whom we consider key business partners as well as other selected customers. To date, we have not received responses from most of those customers. Our first step in the process of following up with those key customers who did not respond by January 1, 1999, was to categorize those customers based on the amount of gas used and the revenue generated by each of them. We have completed the categorizing process and are about to begin following up by fax or telephone with key customers.

         We are assessing the state of readiness of key business partners who have responded to our request for information and will continue to do so as we receive additional responses. As a general matter, we, like other businesses, are vulnerable to key business partners' inability to achieve Year 2000 readiness. We cannot predict the outcome of our business partners' readiness efforts. However, we plan to develop contingency plans to mitigate risks associated with the Year 2000 readiness of certain business partners, including key business partners. At this stage of our review of key business partners, we do not have sufficient information to determine whether the Year 2000 readiness of key business partners is likely to have a material impact on our business, results of operations, or financial condition.

         Costs to Address Year 2000 Issues
         Management intends to devote the resources necessary to achieve a level of readiness that will meet our Year 2000 challenges in a timely manner. Through December 31, 1998, our cumulative expenses in connection with our Year 2000 assessment, remediation planning, and plan implementation processes were approximately $ 3.8 million. Through December 31, 1998, we had spent an additional $7.4 million for the replacement of our general ledger and human resources information systems. Our primary reason for replacing those systems was to achieve increased efficiency and functionality. An added benefit of replacing those systems was the avoidance of the costs of remediating Year 2000 problems associated with our previous general ledger and human resources information systems. We have capitalized the costs of our new general ledger and human resources information systems, in accordance with our accounting policies and with generally accepted accounting principles.


         We expect to spend approximately $6 million in fiscal 1999 in connection with our Year 2000 initiative. That estimate includes costs associated with the use of outside consultants as well as hardware and software costs. It also includes direct costs associated with employees of our IS Department who work on the Year 2000 initiative. It does not include costs associated with employees of other departments such as Legal and Internal Audit, and of other business units, who are involved, on a limited basis, in the Year 2000 initiative. Nor does the estimate include our potential share of Year 2000 costs that may be incurred by partnerships and joint ventures, other than Southstar, in which we participate. The fiscal 1999 estimate is subject to change, based on the results of our ongoing Year 2000 processes.

         On June 30, 1998, the GPSC issued a rate case order in response to a filing by AGLC. The GPSC provided for the deferral and amortization of some Year 2000 costs over a five-year period, beginning


                              Page 22 of 27 Pages

         July 1, 1998. The portion of those costs that will be deferred in this way includes costs that are required to be expensed under generally accepted accounting principles and that are attributable to AGLC. Going forward, we estimate that approximately 90% of our Year 2000 costs will be attributable to AGLC. At December 31, 1998, AGLC had deferred total costs of approximately $2 million.

         At present,  the cost  estimates  associated  with  achieving Year 2000 readiness are not expected to materially impact our consolidated financial statements. We will account for costs related to achieving Year 2000 readiness in accordance with our accounting policies, with regulatory treatment, and with generally accepted accounting principles.

         Risks of Year 2000 Issues
         We are in the process of finalizing our most reasonably likely worst case Year 2000 scenarios. As such, we are not yet able to comment on whether the consequences of such scenarios could have a material impact on our business, results of operations, or financial condition. The process of defining our most reasonably likely worst case scenarios is part of the contingency planning effort that is currently underway. Our process for identifying our most reasonably likely worst case scenarios includes the following:

             - identifying core business processes;
             - identifying  key  business  partners (including   suppliers  and
               customers);
             - conducting  Year 2000 business impact  analyses;  and - reviewing experts' views of factors likely to contribute to such a scenario.

         To date, we have identified our core business processes. We have also completed the majority of our Year 2000 business impact analyses for the core business processes. We are in the process of finalizing our contingency planning assumptions, including our most reasonably likely worst case scenarios.

         Although we are finalizing our most reasonably likely worst case scenarios and our contingency planning assumptions, the contingency planning process and the process of refining our most reasonably likely worst case scenarios will be ongoing processes, requiring continuing development and modification as we obtain additional information regarding (a) our internal systems and equipment during the implementation phase of our Year 2000 initiative, and (b) the status, and the impact on us, of the Year 2000 readiness of others.


                              Page 23 of 27 Pages

         Business Continuity and Contingency Planning
         We are developing Year 2000 contingency plans. Those plans, which are intended to enable us to deliver an acceptable level of service despite Year 2000 failures, include performing certain processes manually, changing suppliers, and reducing or suspending certain noncritical aspects of our operations. We expect our contingency planning effort to focus on our potential internal risks as well as potential risks associated with our suppliers and customers. Identifying our most reasonably likely worst case scenarios as described above will define the boundaries of our contingency planning effort. The contingency planning process also includes, but is not limited to the following:

             - identifying  the  nature of Year  2000 risks to  understand  the
               business   impact  of  those  risks;
             - identifying our minimal acceptable service levels; - identifying
               alternative   providers  of  goods  and  services; - identifying
               necessary investments in additional back-up
               equipment such as generators and communications equipment; and
             - developing manual  methods  of  performing   critical functions
               currently performed by electronic systems and equipment.

         From February through June 1999, we expect to be testing and refining our contingency plans, with a planned testing completion date of June 30, 1999. Although the expected completion date for our contingency planning effort is June 30, 1999, during the last half of 1999 we will update and refine our contingency plans, as needed, to reflect system and business changes as they evolve.

         Presently,   management  believes  that  its  assessment,   remediation
         planning, plan implementation and contingency planning processes will be effective to achieve Year 2000 readiness in a timely manner.

         Forward-Looking  Statements
         The preceding "Year 2000 Readiness Disclosure" discussion contains various forward-looking statements that represent our beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure" discussion, the words "believes," "intends," "expects," "estimates," "plans," "goals," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, our expectations as to when we will complete the assessment, remediation planning, and implementation phases of our Year 2000 initiative as well as our Year 2000 contingency planning; our estimated cost of achieving Year 2000 readiness; and our belief that our internal systems and equipment will be Year 2000 ready in a timely and appropriate manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause those differences include availability of information technology resources; customer demand for our products and services; continued availability of materials, services, and data from our suppliers; the ability to identify and remediate all date-sensitive lines of computer code and to replace embedded computer chips in affected systems and equipment; the failure of others to timely achieve appropriate Year 2000 readiness; and the actions or inaction of governmental agencies and others with respect to Year 2000 problems.




                              Page 24 of 27 Pages

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         All financial instruments and positions held by AGL Resources described below are held for purposes other than trading.

         Interest Rate Risk
         AGL Resources' exposure to market risk related to changes in interest rates relates primarily to its borrowing activities. A hypothetical 10% increase or decrease in interest rates related to AGL Resources variable rate debt ($113.0 million as of December 31, 1998) would not have a material effect on our results of operations or financial condition over the next year. The fair value of AGL Resources' long-term debt and capital securities are also affected by changes in interest rates. The carrying value of AGL Resources' long-term debt and capital securities has been the same for the past two years. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the estimated fair value of our long-term debt or capital securities. Additionally, the fair value of our long-term debt and capital securities has not materially changed since September 30, 1998.


                              Page 25 of 27 Pages

                          PART II -- OTHER INFORMATION

     "Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and should be read in conjunction therewith.

     ITEM 1.    LEGAL PROCEEDINGS

     With regard to legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.

     ITEM 5.    OTHER INFORMATION

     Information related to State Regulatory Activity, Federal Regulatory Activity, and Environmental matters is contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits


             3           Bylaws, as amended and restated on January 15, 1999.

             10.1 Seventh Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

             10.2 Extension of Service Agreements #904480 under Rate Schedule FT; #904481 under Rate Schedule FT-NN; and #S20140 under Rate Schedule CSS, all dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibits 10.30; 10.32 and 10.33, respectively, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1998).

             18 Independent Auditor's preferability letter concerning a change in accounting method.

             27          Financial Data Schedule.

           (b) Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarterly period ended December 31, 1998.




                              Page 26 of 27 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AGL Resources Inc.
                                             (Registrant)


         Date  February 15, 1999   /s/ J Michael Riley
                                   J. Michael Riley
                                   Senior Vice President and Chief Financial
                                    Officer
                                   (Principal Accounting and Financial Officer)



                              Page 27 of 27 Pages