Form 10-Q
period 1999-03-31
AGL RESOURCES INC
filed 1999-05-17
CIK 1004155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



Commission          Registrant; State of Incorporation;         I.R.S. Employer
FILE NUMBER         ADDRESS; AND TELEPHONE NUMBER        IDENTIFICATION  NUMBER

1-14174             AGL RESOURCES INC.                          58-2210952
                    (A Georgia Corporation)
                    303 PEACHTREE STREET, NE
                    ATLANTA, GEORGIA  30308
                    404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.


Common Stock, $5.00 Par Value
Shares Outstanding at March 31, 1999 ................................57,683,727

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999


                                Table of Contents

Item                                                                     Page
NUMBER                                                                   NUMBER


         PART I -- FINANCIAL INFORMATION


 1       Financial Statements

              Condensed Consolidated Income Statements                       3
              Condensed Consolidated Balance Sheets                          4
              Condensed Consolidated Statements of Cash Flows                6

              Notes to Condensed Consolidated Financial Statements           7

 2            Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                         14

 3            Quantitative and Qualitative Disclosure About Market Risk     37

         PART II -- OTHER INFORMATION

 1            Legal Proceedings                                             38

 4            Submission of Matters to a Vote of Security Holders           38

 5            Other Information                                             38

 6            Exhibits and Reports on Form 8-K                              39

         SIGNATURES                                                         40


                               Page 2 of 40 Pages

                         PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements


                       AGL RESOURCES INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                             MARCH 31, 1999 AND 1998

                        (MILLIONS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


                                            Three Months          Six Months
                                          1999       1998       1999      1998
                                       -------------------    -----------------
Operating Revenues                     $ 375.1     $ 479.7    $ 699.0   $ 878.8
Cost of Gas                              232.0       305.7      419.0     559.7
-------------------------------------------------------------------------------
   Operating Margin                      143.1       174.0      280.0     319.1

Other Operating Expenses                  90.7        90.7      179.9     183.4
-------------------------------------------------------------------------------
   Operating Income                       52.4        83.3      100.1     135.7

Other Income (Loss)                       (0.2)        2.9       (8.1)      8.1
-------------------------------------------------------------------------------
   Income Before Interest and
     Income Taxes                         52.2        86.2       92.0     143.8

Interest Expense and Preferred
Stock Dividends
   Interest expense                       13.6        14.1       27.8      28.2
   Dividends on preferred stock
     of subsidiaries                       1.6         1.2        3.1       3.6
-------------------------------------------------------------------------------
     Total interest expense and
          preferred stock dividends       15.2        15.3       30.9      31.8
-------------------------------------------------------------------------------
     Income Before Income Taxes           37.0        70.9       61.1     112.0

Income Taxes                              12.8        25.8       21.0      41.2
-------------------------------------------------------------------------------
     Net Income                         $ 24.2      $ 45.1     $ 40.1    $ 70.8
===============================================================================


Earnings per Common Share
     Basic                              $ 0.42      $ 0.79     $ 0.70    $ 1.25
     Diluted                            $ 0.42      $ 0.79     $ 0.70    $ 1.24

Weighted Average Number of Common
     Shares Outstanding
     Basic                                57.6        56.9       57.5      56.8
     Diluted                              57.6        57.0       57.7      56.9

Cash Dividends Paid Per Share of
     Common Stock                       $ 0.27      $ 0.27     $ 0.54    $ 0.54


            See notes to condensed consolidated financial statements.


                               Page 3 of 40 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)

                                             (Unaudited)
                                               March 31,           September 30,
                                         -----------------------   -------------
ASSETS                                      1999         1998           1998
--------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents             $ 6.9      $    -           $  0.9
      Receivables (less allowance for
        uncollectible accounts of $6.9
        at March 31, 1999, $7.5 at
        March 31, 1998, and $4.1 at
        September 30, 1998)                 186.7         202.1          121.7
      Inventories
          Natural gas stored underground     45.8          29.2          138.1
          Liquefied natural gas               9.7          14.7           17.7
          Other                              12.4          11.8           14.6
      Deferred purchased gas adjustment        -           18.1            3.5
      Other                                   1.3           1.2            1.9
--------------------------------------------------------------------------------
          Total current assets              262.8         277.1          298.4
--------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant                       2,174.0       2,109.9        2,133.5
      Less: accumulated depreciation        708.5         673.5          680.9
--------------------------------------------------------------------------------
          Utility plant - net             1,465.5       1,436.4        1,452.6
--------------------------------------------------------------------------------
      Nonutility property                   119.3         111.4          105.6
      Less: accumulated depreciation         29.9          32.2           24.6
--------------------------------------------------------------------------------
          Nonutility property - net          89.4          79.2           81.0
--------------------------------------------------------------------------------
          Total property, plant and
            equipment - net               1,554.9       1,515.6        1,533.6
--------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental
        response costs                      141.2          69.7           77.6
      Investments in joint ventures          38.1          43.2           46.7
      Other                                  33.9          40.8           29.0
--------------------------------------------------------------------------------
          Total deferred debits
            and other assets                213.2         153.7          153.3
--------------------------------------------------------------------------------
Total Assets                             $2,030.9      $1,946.4      $ 1,985.3
================================================================================


            See notes to condensed consolidated financial statements.


                               Page 4 of 40 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)

                                                  (Unaudited)
                                                   March 31,       September 30,
                                            ---------------------  -------------
LIABILITIES AND CAPITALIZATION                1999         1998          1998
--------------------------------------------------------------------------------
Current Liabilities
      Accounts payable                        $ 43.3       $ 69.5        $ 48.4
      Short-term debt                            1.5          4.4          76.5
      Customer deposits                         24.3         31.9          30.5
      Accrued interest                          30.0         28.7          32.8
      Taxes                                      9.2         39.7          10.1
      Deferred purchased gas adjustment          2.4          0.2          12.4
      Gas cost credits                          36.4           -             -
      Other                                     77.8         35.6          42.8
--------------------------------------------------------------------------------
          Total current liabilities            224.9        210.0         253.5
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes              207.3        191.7         203.0
--------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs     104.3         47.0          47.0
      Accrued postretirement benefits costs     34.8         34.5          33.4
      Deferred credits                          53.5         59.7          57.8
      Other                                      1.6          0.5           2.1
--------------------------------------------------------------------------------
          Total long-term liabilities          194.2        141.7         140.3
--------------------------------------------------------------------------------
Capitalization
      Long-term debt                           660.0        660.0         660.0
      Subsidiary obligated mandatorily
          redeemable preferred securities       74.3         74.3          74.3
      Common stock, $5 par value, shares
          issued and outstanding of 57.7 at
          March 31, 1999, 57.0 at March 31,
          1998, and 57.3 at Sept. 30, 1998     670.2        668.7         654.2
--------------------------------------------------------------------------------
          Total capitalization               1,404.5      1,403.0       1,388.5
--------------------------------------------------------------------------------
Total Liabilities and Capitalization        $2,030.9     $1,946.4     $ 1,985.3
================================================================================


            See notes to condensed consolidated financial statements.


                               Page 5 of 40 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (MILLIONS)
                                   (UNAUDITED)

                                                               Six Months
                                                        -----------------------
                                                             1999        1998
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
        Net income                                        $   40.1    $   70.8
        Adjustments to reconcile net income to net
           cash flow from operating activities
              Depreciation and amortization                   41.4        36.9
              Deferred income taxes                            4.3        (2.1)
              Other                                           (0.7)        0.1
        Changes in certain assets and liabilities             80.7        46.2
--------------------------------------------------------------------------------
              Net cash flow from operating
                  activities                                 165.8       151.9
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
        Short-term borrowings, net                           (75.0)      (25.1)
        Sale of common stock, net of expenses                  1.9         0.3
        Redemption of preferred securities                      -        (44.5)
        Dividends paid on common stock                       (26.0)      (27.2)
--------------------------------------------------------------------------------
              Net cash flow from financing
                  activities                                 (99.1)      (96.5)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
        Utility plant expenditures                           (52.4)      (48.1)
        Non-utility property expenditures                     (9.4)       (7.9)
        Investment in joint ventures                            -         (3.6)
        Cash received from joint ventures                       -          0.3
        Other                                                  1.1        (0.9)
--------------------------------------------------------------------------------
              Net cash flow from investing
                  activities                                 (60.7)      (60.2)
--------------------------------------------------------------------------------
              Net increase (decrease) in cash
                  and cash equivalents                         6.0        (4.8)
              Cash and cash equivalents at
                  beginning of period                          0.9         4.8
--------------------------------------------------------------------------------
              Cash and cash equivalents at
                  end of period                           $    6.9    $     -
================================================================================

Cash paid during the period for
        Interest                                          $   31.0    $   29.1
        Income taxes                                      $   11.8    $   18.6


See notes to condensed consolidated financial statements.


                               Page 6 of 40 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. GENERAL

AGL Resources Inc. is the holding company for Atlanta Gas Light Company and its wholly owned subsidiary, Chattanooga Gas Company, which are both natural gas local distribution utilities. Additionally, AGL Resources Inc. owns several non-utility subsidiaries and has interests in several non-utility joint ventures. We collectively refer to AGL Resources Inc. and its subsidiaries as "AGL Resources" or the "Company." We refer to Atlanta Gas Light Company as "AGLC."

In the opinion of management, the unaudited consolidated financial statements included herein reflect all normal recurring adjustments necessary for a fair statement of the results of the interim periods reflected. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the financial statements and the notes included in the annual report on Form 10-K of AGL Resources for the fiscal year ended September 30, 1998. Due to the seasonal nature of AGL Resources' business, the results of operations for the three-month and six-month periods are not necessarily indicative of results of operations for a twelve-month period.

We make estimates and assumptions when preparing financial statements under generally accepted accounting principles. Those estimates and assumptions affect various matters, including:

   - Reported amounts of assets and liabilities in our Condensed Consolidated Balance Sheets as of the dates of the financial statements;

   - Disclosure of contingent assets and liabilities as of the dates of the financial statements; and

   - Reported amounts of revenues and expenses in our Condensed Consolidated Income Statements during the reported periods.

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

2. IMPACT OF NEW REGULATORY RATE STRUCTURE AND DEREGULATION

Due to changes in the regulatory rate structure and the enactment of legislation in Georgia, AGLC will fully unbundle, or separate, the various components of its services to its customers effective October 1, 1999. Beginning on that date, AGLC will continue to provide delivery service to utility customers in Georgia, but will exit the natural gas sales service function. As a result, numerous changes have occurred with respect to the delivery and sales services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services. Consequently, AGLC's future revenues and expenses will not follow the same pattern as they have historically.


                               Page 7 of 40 Pages

REGULATORY  RATE  STRUCTURE  FOR  DELIVERY  SERVICE
Since July 1, 1998, AGLC's charges for delivery service to utility customers in Georgia have been based on a straight fixed variable (SFV) rate design. Under SFV rates, fixed delivery service costs (as opposed to gas commodity sales costs discussed below) are recovered evenly throughout the year consistent with the way those costs are incurred. The effect of the rate structure is to levelize throughout the year the revenues collected by AGLC for gas delivery service. Prior to July 1, 1998, rates to provide delivery service were based principally on the amount of gas customers used. Therefore, revenue from delivery rates was typically lower in the summer when customers used less gas, and higher in the winter when customers used more gas. Beginning July 1, 1998, AGLC began collecting such revenue evenly throughout the year regardless of volumetric summer and winter differences in gas usage. Consequently, substantial changes to the quarterly results of operations are expected when compared to the historical quarterly results due to the transition to this new regulatory approach. Although there is a shift of utility delivery service revenues among quarters, under the new rate design, the utility's annual delivery service revenue stream remains the same.

RATE STRUCTURE FOR SALES SERVICE
Pursuant to legislation in Georgia, regulated rates for natural gas sales service to AGLC customers (as opposed to delivery service rates discussed above) ended on October 6, 1998. In the deregulated environment, AGLC intended to price deregulated gas sales in a manner that, at a minimum, would have allowed it to recover its annual gas costs.

On January 5, 1999, the Georgia Public Service Commission (GPSC) issued a Procedural and Scheduling Order for the purpose of hearing evidence to consider whether unregulated prices charged by AGLC for gas sales services subsequent to October 6, 1998 were constrained by market forces. The GPSC initiated the proceeding in response to complaints from customers who received gas sales service from AGLC in November and December 1998. Those complaints stemmed primarily from the effects of record warm weather on November and December bills that, in many cases, reflected higher fixed costs associated with gas sales and lower gas usage than historical comparisons.

AGLC's gas sales rates were designed to enable it to recover its fixed costs associated with gas sales from the customers for whom the costs were incurred. AGLC intended to bill much of those fixed costs during the winter, when consumption is typically higher, and fewer of those fixed costs in the summer, when consumption is typically lower. Under normal weather conditions, this billing approach would have produced monthly bills in amounts similar to bills of corresponding months in recent years. However, unseasonably warm weather resulted in fixed costs comprising a higher percentage of customers' bills due to lower gas usage by many customers in November and December.

On January 26, 1999, AGLC entered into a joint stipulation agreement with the GPSC to resolve certain gas sales service issues. Among other requirements in the stipulation, AGLC has implemented a new rate structure for gas sales, beginning with February 1999 bills, that more closely reflects customers' actual gas usage and includes a demand charge for fixed costs associated with gas sales that is entirely volumetric. The new rate structure for gas sales service is intended to ensure AGLC's recovery of its purchased gas costs incurred from October 6, 1998 to September 30, 1999 as accurately as possible without creating any significant income or loss. The joint stipulation agreement provides for a true up of revenues from gas sales to gas costs during fiscal 1999 for any profit or loss outside of a specified range. The allowed maximum profit is $1.0 million and the maximum risk of loss is $3.25 million. As of March 31, 1999, the Company has received revenues in excess of costs of $37.4 million. As of


                               Page 8 of 40 Pages

March 31, 1999, the Company has recognized profits of $1.0 million and has recorded a liability of $36.4 million under the caption "Gas cost credits" on the Condensed Consolidated Balance Sheet.

As part of the joint stipulation agreement, AGLC also agreed to issue checks to customers or credits to customer bills in the total amount of approximately $14.8 million to lessen the effects of the Company's earlier rate methodology. Of that amount, $8.1 million was refunded to AGLC customers based on the over-collection of gas costs during fiscal 1998 before deregulation began and was recorded on our balance sheet as of December 31, 1998. The remaining $6.7 million was allocated during the second quarter to certain AGLC customers who were most adversely affected by the change in AGLC's rate structure for gas sales service.

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

Georgia has enacted legislation which allows deregulation of natural gas sales and the separation of some ancillary services of local natural gas distribution companies. However, the rates that AGLC, as the local gas distribution company, charges to deliver natural gas through its intrastate pipe system will continue to be regulated by the GPSC. Therefore, we have concluded that the continued application of SFAS 71 remains appropriate for regulatory assets and liabilities related to AGLC's delivery services.


                               Page 9 of 40 Pages

Pursuant to legislation in Georgia, regulated rates ended on October 6, 1998 for natural gas commodity sales to AGLC customers. Consequently, SFAS 71 was discontinued as it relates to natural gas commodity sales on October 6, 1998. In accordance with the EITF consensus, the following represents the utility's operating revenues, cost of gas and operating margin between regulated and non-regulated operations for the three and six months ended March 31, 1999 (in millions):

                     3 Months   6 Months
                        Ended      Ended
                      3/31/99    3/31/99
                     --------   --------
Operating Revenues
     Nonregulated    $  220.1   $  393.9
     Regulated ...      144.6      288.0
                     --------   --------
     Total Utility   $  364.7   $  681.9
                     ========   ========
Cost of Gas
     Nonregulated    $  213.5   $  386.2
     Regulated ...       15.0       27.2
                     --------   --------
     Total Utility   $  228.5   $  413.4
                     ========   ========
Operating Margins
     Nonregulated    $    6.6   $    7.7
     Regulated ...      129.6      260.8
                     --------   --------
     Total Utility   $  136.2   $  268.5
                     ========   ========

3. EARNINGS PER SHARE AND EQUITY

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur when common stock equivalents are added to common shares outstanding. AGL Resources' only common stock equivalents are stock options whose exercise price was less than the average market price of the common shares for the respective periods. Additional options to purchase 2,199,643 and 30,321 shares of common stock were outstanding as of March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of those options was greater than the average market price of the common shares for the respective periods.

During the three months and six months ended March 31, 1999, we issued 160,254 and 371,633 shares of common stock, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Nonqualified Savings Plan; and the Non-Employee Directors Equity Compensation Plan. Those issuances increased common equity by $3.2 million and $6.9 million for the three-month and six-month periods ended March 31, 1999, respectively.


                              Page 10 of 40 Pages

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

Because AGLC  recovered all of its gas costs  through a Purchase Gas  Adjustment
(PGA) mechanism until October 6, 1998, there is no cumulative effect resulting from the change in the inventory costing method.

5. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 130 was adopted by AGL Resources in October 1998. Comprehensive income includes net income and other comprehensive income. SFAS 130 presently identifies only the following items as components of other comprehensive income:

   - Foreign currency translation adjustment;

   - Minimum pension liability adjustment; and

   - Unrealized gains and losses on certain investments in debt and equity securities classified as available-for-sale securities.

Because AGL Resources does not have any components of other comprehensive income for any of the periods presented, there is no difference between net income and comprehensive income and the adoption of SFAS 130 had no impact on AGL Resources' consolidated financial statements.

6. JOINT VENTURES

In August 1995, the Company, through a subsidiary, invested $32.6 million for a 35% ownership interest in Sonat Marketing Company, L.P. (Sonat Marketing), a joint venture with a subsidiary of Sonat Inc. (Sonat). Under the joint venture agreement with Sonat, the Company has the right to require Sonat to repurchase its 35% interest in Sonat Marketing at a price equal to the greater of (i) the fair market value of the 35% interest or (ii) $32 million, plus interest (not to exceed $5 million) at a nominal rate, less the amount of certain distributions made by the joint venture to the Company.


                              Page 11 of 40 Pages

The Company also owns a 35% interest in Sonat Power Marketing, L.P., another joint venture with Sonat. Pursuant to the Sonat Power Marketing joint venture agreement, Sonat has the right to purchase the Company's entire interest in Sonat Power Marketing in the event the Company exercises its right to require Sonat to purchase its interest in Sonat Marketing. If Sonat exercises this right, it is required to pay the Company the fair market value of its interest in Sonat Power Marketing.

The Company has exercised its right to require Sonat to purchase its 35% interest in Sonat Marketing. Additionally, Sonat has exercised its right to require the Company to sell its 35% interest in Sonat Power Marketing.

7. ENVIRONMENTAL MATTERS

Before natural gas was available in the Southeast in the early 1930s, AGLC manufactured gas from coal and other materials. Those manufacturing operations were known as "manufactured gas plants," or "MGPs." Because of recent environmental concerns, we are required to investigate possible contamination at those plants and, if necessary, clean them up.

Through the years, AGLC has been associated with twelve MGP sites in Georgia and three in Florida. Based on investigations to date, we believe that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division (EPD) supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

For each of the MGP sites, we estimated our share of the likely costs of investigation and cleanup. We used the following process to do the estimates:
First, we eliminated the sites where we believe no cleanup or further investigation is likely to be necessary. Second, we estimated the likely future cost of investigation and cleanup at each of the remaining sites. Third, for some sites, we estimated our likely "share" of the costs. We developed our estimate based on any agreements for cost sharing we have, the legal principles for sharing costs, our evaluation of other entities' ability to pay, and other similar factors.

Using the above process, we currently estimate that our total future cost of investigating and cleaning up our MGP sites is between $104.3 million and $150.1 million. That range does not include other potential expenses, such as unasserted property damage claims or legal expenses for which we may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, we cannot identify any single number as a "better" estimate of our likely future costs. Consequently, we have recorded the lower end of the range, or $104.3 million, as a liability as of March 31, 1999. We do not believe that any single number within the range constitutes a "better" estimate because our actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. The cost estimate has increased from the estimate as of December 31, 1998, primarily due to (i) more complete information, obtained from actual on-site clean-up experience and from further investigation at various sites, concerning the amount of contamination present at various sites and (ii) increased experience with EPD and, as a result of such experience, enhanced knowledge of the types of clean-up EPD is likely to find acceptable at each of the sites.


                              Page 12 of 40 Pages

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

The second way we can recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other potentially responsible parties - typically former owners or operators of the MGP sites. We have been actively pursuing those recoveries. There were no material recoveries during the quarter ended March 31, 1999.


                              Page 13 of 40 Pages

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

   - The effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated;

   - Changes in accounting policies and practices;

   - Interest rate fluctuations and financial market conditions;

   - Uncertainties about environmental issues; and

   - Other factors discussed in the following section: Year 2000 Readiness Disclosure - Forward-Looking Statements.

NATURE OF OUR BUSINESS

AGL Resources Inc. is the holding company for:

   - Atlanta  Gas  Light  Company  (AGLC)  and  its  wholly  owned   subsidiary,
     Chattanooga  Gas  Company  (Chattanooga),   which  are  natural  gas  local
     distribution utilities;

   - AGL Energy Services, Inc., (AGLE) a gas supply services company; and Several non-utility subsidiaries.

AGLC conducts our primary business: the distribution of natural gas in Georgia, including Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta. Chattanooga distributes natural gas in the Chattanooga and Cleveland areas of Tennessee. The GPSC regulates AGLC, and the Tennessee Regulatory Authority (TRA) regulates Chattanooga. AGLE is a nonregulated company that buys and sells the natural gas which is supplied to AGLC's customers during the transition period to full competition in Georgia. AGLC comprises substantially all of AGL Resources' assets, revenues, and earnings. When we discuss the operations and activities of AGLC, AGLE, and Chattanooga, we refer to them, collectively, as the "utility."


                              Page 14 of 40 Pages

AGL Resources (AGLR) also owns or has an interest in the following non-utility businesses:

   - SouthStar Energy Services LLC (SouthStar), a joint venture among a subsidiary of AGL Resources and subsidiaries of Dynegy, Inc. and Piedmont Natural Gas Company. SouthStar markets natural gas, propane, fuel oil, electricity, and related services to industrial, commercial, and residential customers in Georgia and the Southeast. SouthStar began marketing natural gas to all customers in Georgia during the first quarter of fiscal 1999;

   - AGL Investments, Inc., which was established to develop and manage certain non-utility businesses including:

        - AGL Gas Marketing, Inc., which owns a 35% interest in Sonat Marketing Company, L.P. (Sonat Marketing); Sonat Marketing engages in wholesale and retail natural gas trading (For information regarding the current status of this joint venture interest, see Note 6, Joint Ventures, to the Condensed Consolidated Financial Statements);

        - AGL Power Services, Inc., which owns a 35% interest in Sonat Power Marketing, L.P.; Sonat Power Marketing, L.P. engages in wholesale power trading (For information regarding the current status of this joint venture interest, see Note 6, Joint Ventures, to the Condensed Consolidated Financial Statements);

        - AGL Propane, Inc., which engages in the sale of propane and related products and services;

        - Trustees Investments, Inc., which owns Trustees Gardens, a residential and retail development located in Savannah, Georgia;

        - Utilipro, Inc., which engages in the sale of integrated customer care solutions to energy marketers;

   - AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company LLC; Etowah LNG Company LLC is a joint venture with Southern Natural Gas Company and was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility; and,

   - AGL Interstate Pipeline Company, which owns a 50% interest in Cumberland Pipeline Company; Cumberland Pipeline Company was formed for the purpose of owning a new interstate pipeline, known as the Cumberland Pipeline Project, which was intended to provide interstate pipeline services to customers in Georgia and Tennessee. In April 1999, AGLC reached a decision not to proceed with the conversion of certain parts of its distribution system into the Cumberland Pipeline Project. As a result, the Cumberland Pipeline Project is not expected to proceed in the foreseeable future.


                              Page 15 of 40 Pages

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
In this section we compare the results of our operations for the three-month periods ended March 31, 1999 and 1998.

OPERATING MARGIN ANALYSIS
(Dollars in Millions)


                                 THREE MONTHS ENDED
                                3/31/99      3/31/98       Increase/(Decrease)
                               --------     --------     ----------------------
Operating Revenues
     Utility ..............    $  364.7     $  457.7     $  (93.0)      (20.3%)
     Non-utility ..........        10.4         22.0        (11.6)      (52.7%)
                               --------     --------     ---------      -------
     Total ................    $  375.1     $  479.7     $ (104.6)      (21.8%)
                               ========     ========     =========      =======
Cost of Gas
     Utility ..............    $  228.5     $  290.0     $  (61.5)      (21.2%)
     Non-utility ..........         3.5         15.7        (12.2)      (77.7%)
                               --------     --------     ---------      -------
     Total ................    $  232.0     $  305.7     $  (73.7)      (24.1%)
                               ========     ========     =========      =======
Operating Margins
     Utility ..............    $  136.2     $  167.7     $  (31.5)      (18.8%)
     Non-utility ..........         6.9          6.3          0.6         9.5%
                               --------     --------     ---------      -------
     Total ................    $  143.1     $  174.0     $  (30.9)      (17.8%)
                               ========     ========     =========      =======


OPERATING REVENUES
Our operating revenues for the three months ended March 31, 1999 decreased to $375.1 million from $479.7 million for the same period last year, a decrease of 21.8%.

UTILITY. Utility revenues decreased to $364.7 million for the three months ended March 31, 1999 from $457.7 million for the same period last year. The decrease of $93.0 million in utility revenues was primarily due to the following factors:

   - A decline in the utility's sales service revenues and a comparable decline in the utility's recovery of gas costs of $51.7 million (See discussion on the utility's cost of gas below regarding the effects of warmer weather and the migration of customers to marketer's.) AGLC recovers only its actual gas costs from its customers within the parameters of the January 26, 1999 joint stipulation agreement with the GPSC. The reduction in gas costs therefore results in a corresponding reduction in revenue, but does not affect net income.

   - A decline in the utility's delivery service revenue of $27.5 million when compared to last year was primarily due to the new SFV rate structure for AGLC delivery service that became effective July 1, 1998. (See Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements.)

   - The January 26, 1999 joint stipulation agreement with the GPSC required AGLC to issue checks to customers or credits to customer bills in the amount of $14.8 million. Of that amount, $8.1 million was related to the over-collection of gas costs during fiscal year 1998 before deregulation began and


                              Page 16 of 40 pages
     was recorded on our balance sheet as of December 31, 1998. The remaining $6.7 million was allocated during the second quarter to certain AGLC customers and recorded as a decrease in revenue.

   - The Integrated Resource Plan (IRP) was phased out during fiscal 1998 and did not exist in the second quarter of fiscal year 1999, resulting in a $1.7 million decrease in revenue associated with the plan. Previously, AGLC passed through to its customers, on a dollar for dollar basis, IRP expenses incurred, which were included in operating expenses. Therefore, the phase out of IRP had no effect on net income.

NON-UTILITY. Non-utility operating revenues decreased to $10.4 million for the three months ended March 31, 1999 from $22.0 million for the same period last year. The decrease of $11.6 million in non-utility revenues was primarily due to the formation of the SouthStar joint venture in July 1998. Prior to the formation of SouthStar (including the second quarter of fiscal year 1998), we had a wholly owned subsidiary, which was engaged in the same business. Upon the formation of SouthStar, the customers and operations of the former subsidiary became the customers and operations of SouthStar. The results of the former subsidiary were reported on a consolidated basis and, in contrast, the results of our joint venture interest in SouthStar are accounted for under the equity method. Our portion of SouthStar's results of operations is contained in Other Income/(Loss) on the Condensed Consolidated Income Statement for the three months ended March 31, 1999.

COST OF GAS
Our cost of gas decreased to $232.0 million for the three months ended March 31, 1999 from $305.7 million for the same period last year, a decrease of 24.1%.

UTILITY. The utility's cost of gas decreased to $228.5 million for the three months ended March 31, 1999 from $290.0 million for the same period last year. The decrease of $61.5 million in the utility's cost of gas was primarily due to the following factors:

   - Beginning  November  1,  1998,  customers  began  to  switch  from  AGLC to certificated marketers for gas purchases. As of March 31, 1999, approximately 600,000 customers (41% of AGLC's total customers) had switched from AGLC. As a result, AGLC sold less gas.

   - The utility sold less gas to its customers due to weather that was 10% warmer for the three months ended March 31, 1999 as compared with the same period last year. This resulted in less volume of gas sold as compared with last year.

NON-UTILITY. Non-utility cost of gas decreased to $3.5 million for the three months ended March 31, 1999 from $15.7 million for the same period last year. The decrease of $12.2 million was primarily due to the change from consolidation to the equity method for SouthStar as described above under non-utility operating revenues.


                              Page 17 of 40 Pages

OPERATING MARGIN
Our operating margin decreased to $143.1 million for the three months ended March 31, 1999 from $174.0 million for the same period last year, a decrease of 17.8%.

The utility's operating margin decreased to $136.2 million for the three months ended March 31, 1999 from $167.7 million for the same period last year. The decrease of $31.5 million was due primarily to the following factors as mentioned above under utility operating revenues:

   - The utility's delivery service revenue decreased by $27.5 million when compared with the same period last year primarily due to the new SFV rate structure for AGLC delivery service that became effective on July 1, 1998.

   - The pace at which AGLC customers have switched to certificated marketers for gas purchases. As of March 31, 1999, approximately 600,000 customers (41% of AGLC's total customers) had switched from AGLC. As customers switch to marketers, AGLC no longer bills those customers for ancillary services and transition costs. As a result, operating margin decreased approximately $2.4 million.

   - A $1.7 million decrease in revenue associated with the phase-out of the IRP.

OTHER OPERATING EXPENSES
Overall, other operating expenses remained the same for the three months ended March 31, 1999 as compared with the same period last year. The components of other operating expenses are as follows (dollars in millions):


                                        THREE MONTHS ENDED
                                         3/31/99   3/31/98  Increase/(Decrease)
                                         -------   -------   ------------------
Operations
     Utility .......................     $  40.4   $  38.1   $  2.3       6.0%
     Non-utility ...................        14.1      17.4     (3.3)    (19.0%)
                                         -------   -------   -------    -------
     Total .........................     $  54.5   $  55.5   $ (1.0)     (1.8%)
                                         =======   =======   =======    =======
Maintenance
     Utility .......................     $   7.1   $   8.2   $ (1.1)    (13.4%)
     Non-utility ...................         2.0       1.6      0.4      25.0%
                                         -------   -------   -------    -------
     Total .........................     $   9.1   $   9.8   $ (0.7)     (7.1%)
                                         =======   =======   =======    =======
Depreciation & Amortization
     Utility .......................     $  16.9   $  15.9   $  1.0       6.3%
     Non-utility ...................         2.8       1.9      0.9      47.4%
                                         -------   -------   -------    -------
     Total .........................     $  19.7   $  17.8   $  1.9      10.7%
                                         =======   =======   =======    =======
Taxes Other Than Income Taxes
     Utility .......................     $   6.5   $   6.6   $ (0.1)     (1.5%)
     Non-utility ...................         0.9       1.0     (0.1)    (10.0%)
                                         -------   -------   -------    -------
     Total .........................     $   7.4   $   7.6   $ (0.2)     (2.6%)
                                         =======   =======   =======    =======
Total Other Operating Expenses
     Utility .......................     $  70.9   $  68.8   $  2.1       3.1%
     Non-utility ...................        19.8      21.9     (2.1)     (9.6%)
                                         -------   -------   -------    -------
     Total .........................     $  90.7   $  90.7   $ (0.0)     (0.0%)
                                         =======   =======   =======    =======


                              Page 18 of 40 Pages

UTILITY. Utility operation expenses increased $2.3 million as compared with the same period last year primarily due to increased demand for customer service associated with the more rapid than expected pace of customer migration. Additionally, utility depreciation and amortization expenses increased primarily due to increased depreciable property and increased depreciation rates for AGLC ordered by the GPSC.

NON-UTILITY. Non-utility operation expenses decreased by approximately $3.3 million due to the change from consolidation to the equity method for SouthStar as discussed above under non-utility operating revenue.

OTHER INCOME/(LOSS)
Other losses totaled $0.2 million for the three months ended March 31, 1999 compared with other income of $2.9 million for the same period last year. The decrease in other income of $3.1 million is primarily due to:

   - Our portion of the loss for Sonat Marketing, a joint venture in which we own a 35% interest. We incurred a pre-tax loss related to our interest in Sonat Marketing of approximately $2.0 million for the three months ended March 31, 1999 versus $1.0 million in income for the same period in 1998.

   - Our portion of SouthStar's loss was approximately $1.9 million for the three months ended March 31, 1999. SouthStar was not formed until July 1998, and there was no income or loss for this joint venture for the three months ended March 31, 1998.

   - PGA carrying costs decreased $1.1 million due to the deregulation of the PGA for the three months ended March 31, 1999 compared with the same period last year.

   - Our portion of the income for Sonat Power Marketing, a joint venture in which we own a 35% interest. We had pre-tax income related to our interest in Sonat Power Marketing of approximately $3.0 million for the three months ended March 31, 1999 as compared to $0.5 million in income for the same period last year.

INCOME TAXES
Income taxes decreased to $12.8 million for the three months ended March 31, 1999 from $25.8 million for the same period last year. The decrease in income taxes of $13.0 million was due primarily to the decrease in income before income taxes for the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the three months ended March 31, 1999 was 34.6% as compared to 36.4% for the same period last year. The decrease in the effective tax rate was due primarily to a reduction in tax reserves related to the favorable resolution of certain outstanding tax issues.


                              Page 19 of 40 Pages

SIX-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
In this section we compare the results of our operations for the six-month periods ended March 31, 1999 and 1998.

OPERATING MARGIN ANALYSIS
(Dollars in Millions)


                                  SIX MONTHS ENDED
                                3/31/99      3/31/98       Increase/(Decrease)
                               --------     --------     ----------------------
Operating Revenues
     Utility ..............    $  681.9     $  835.3     $ (153.4)      (18.4%)
     Non-utility ..........        17.1         43.5        (26.4)      (60.7%)
                               --------     --------     ---------     --------
     Total ................    $  699.0     $  878.8     $ (179.8)      (20.5%)
                               ========     ========     =========     ========
Cost of gas
     Utility ..............    $  413.4     $  526.6     $ (113.2)      (21.5%)
     Non-utility ..........         5.6         33.1        (27.5)      (83.1%)
                               --------     --------     ---------     --------
     Total ................    $  419.0     $  559.7     $ (140.7)      (25.1%)
                               ========     ========     =========     ========
Operating Margins
     Utility ..............    $  268.5     $  308.7     $  (40.2)      (13.0%)
     Non-utility ..........        11.5         10.4          1.1        10.6%
                               --------     --------     ---------     --------
     Total ................    $  280.0     $  319.1     $  (39.1)      (12.3%)
                               ========     ========     =========     ========


OPERATING REVENUES
Our operating revenues for the six months ended March 31, 1999 decreased to $699.0 million from $878.8 million for the same period last year, a decrease of 20.5%.

UTILITY. Utility revenues decreased to $681.9 million for the six months ended March 31, 1999 from $835.3 million for the same period last year. The decrease of $153.4 million in utility revenues was primarily due to the following factors:

   - A decline in the utility's sales service revenues and a comparable decline in the utility's recovery of gas costs of $104.9 million. (See discussion on the utility's cost of gas below regarding the effects of warmer weather and the migration of customers to marketer's.) AGLC recovers only its actual gas costs from its customers within the parameters of the January 26, 1999 joint stipulation agreement with the GPSC. The reduction in gas costs therefore results in a corresponding reduction in revenue, but does not affect net income.

   - A decline in the utility's delivery service revenue of $40.4 million when compared to last year primarily due to the new SFV rate structure for AGLC delivery service that became effective July 1, 1998. (See Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements.)


                              Page 20 of 40 Pages

   - The January 26, 1999 joint stipulation agreement with the GPSC required AGLC to issue checks to customers or credits to customer bills in the amount of $14.8 million. Of that amount, $8.1 million was related to the over-collection of gas costs during fiscal year 1998 before deregulation began and was recorded on our balance sheet as of December 31, 1998. The remaining $6.7 million was allocated during the second quarter to certain AGLC customers and recorded as a decrease in revenue.

   - The IRP was phased out during fiscal 1998 and did not exist in the first six months of fiscal year 1999, resulting in a $5.3 million decrease in revenue associated with the plan. Previously, AGLC passed through to its customers, on a dollar for dollar basis, IRP expenses incurred, which were included in operating expenses. Therefore, the phase out of IRP had no effect on net income.

NON-UTILITY. Non-utility operating revenues decreased to $17.1 million for the six months ended March 31, 1999 from $43.5 million for the same period last year. The decrease of $26.4 million in non-utility revenues was primarily due to the formation of the SouthStar joint venture in July 1998. Prior to the formation of SouthStar (including the six months ended March 31, 1998), we had a wholly owned subsidiary that was engaged in the same business. Upon the formation of SouthStar, the customers and operations of the former subsidiary became the customers and operations of SouthStar. The results of the former subsidiary were reported on a consolidated basis and, in contrast, the results of our joint venture interest in SouthStar are accounted for under the equity method. Our portion of SouthStar's results of operations is contained in Other Income/(Loss) on the Condensed Consolidated Income Statement for the six months ended March 31, 1999.

COST OF GAS
Our cost of gas decreased to $419.0 million for the six months ended March 31, 1999 from $559.7 million for the same period last year, a decrease of 25.1%.

UTILITY. The utility's cost of gas decreased to $413.4 million for the six months ended March 31, 1999 from $526.6 million for the same period last year. The decrease of $113.2 million in the utility's cost of gas was primarily due to the following factors:

   - Beginning  November  1,  1998,  customers  began  to  switch  from  AGLC to certificated marketers for gas purchases. As of March 31, 1999, approximately 600,000 customers (41% of AGLC's total customers) had switched from AGLC. As a result, AGLC sold less gas.

   - The utility sold less gas to its customers due to weather that was 26% warmer for the six months ended March 31, 1999 as compared with the same period last year. This resulted in less volume of gas sold as compared with last year.

NON-UTILITY. Non-utility cost of gas decreased to $5.6 million for the six months ended March 31, 1999 from $33.1 million for the same period last year. The decrease of $27.5 million was primarily due to the change from consolidation to the equity method for SouthStar as described above under non-utility operating revenues.


                              Page 21 of 40 Pages

OPERATING MARGIN
Our operating margin decreased to $280.0 million for the six months ended March 31, 1999 from $319.1 million for the same period last year, a decrease of 12.3%.

The utility's operating margin decreased to $268.5 million for the three months ended March 31, 1999 from $308.7 million for the same period last year. The decrease of $40.2 million was due primarily to the following factors as mentioned above under utility operating revenues:

   - The utility's delivery service revenue decreased by $40.4 million when compared with the same period last year primarily due to the new SFV rate structure for AGLC delivery service that became effective on July 1, 1998.

   - A $5.3 million decrease in revenue associated with the phase-out of the IRP.

OTHER OPERATING EXPENSES
Other operating expenses decreased slightly to $179.9 million for the six months ended March 31, 1999 compared to $183.4 million for the same period last year, a decrease of 1.9%. The components of other operating expenses are as follows (dollars in millions):

                                         SIX MONTHS ENDED
                                        3/31/99    3/31/98  Increase/(Decrease)
                                       --------   --------   ------------------
Operations
     Utility .....................     $   76.4   $   79.6   $ (3.2)     (4.0%)
     Non-utility .................         31.2       34.5     (3.3)     (9.6%)
                                       --------   --------   -------    -------
     Total .......................     $  107.6   $  114.1   $ (6.5)     (5.7%)
                                       ========   ========   =======    =======
Maintenance
     Utility .....................     $   14.1   $   16.1   $ (2.0)    (12.4%)
     Non-utility .................          4.0        3.0      1.0      33.3%
                                       --------   --------   -------    -------
     Total .......................     $   18.1   $   19.1   $ (1.0)     (5.2%)
                                       ========   ========   =======    =======
Depreciation & Amortization
     Utility .....................     $   33.7   $   31.7   $  2.0       6.3%
     Non-utility .................          6.2        3.8      2.4      63.2%
                                       --------   --------   -------    -------
     Total .......................     $   39.9   $   35.5   $  4.4      12.4%
                                       ========   ========   =======    =======
Taxes Other Than Income Taxes
     Utility .....................     $   12.7   $   13.1   $ (0.4)     (3.1%)
     Non-utility .................          1.6        1.6      0.0       0.0%
                                       --------   --------   -------    -------
     Total .......................     $   14.3   $   14.7   $ (0.4)     (2.7%)
                                       ========   ========   =======    =======
Total Other Operating Expenses
     Utility .....................     $  136.9   $  140.5   $ (3.6)     (2.6%)
     Non-utility .................         43.0       42.9      0.1       0.2%
                                       --------   --------   -------    -------
     Total .......................     $  179.9   $  183.4   $ (3.5)     (1.9%)
                                       ========   ========   =======    =======

                              Page 22 of 40 Pages

UTILITY. Utility operations expenses decreased primarily due to the phase out of the IRP during fiscal 1998 that resulted in a $5.3 million decrease. Utility depreciation and amortization expenses increased primarily due to increased depreciable property and increased depreciation rates for AGLC ordered by the GPSC.

NON-UTILITY. Non-utility operations expenses decreased primarily due to the change from consolidation to the equity method for SouthStar as discussed above under non-utility operating revenue. Non-utility depreciation and amortization expenses increased primarily due to increased depreciable property.

OTHER INCOME/(LOSS)
Other losses totaled $8.1 million for the six months ended March 31, 1999 compared with other income of $8.1 million for the same period last year. The decrease in other income of $16.2 million is primarily due to:

   - Our portion of the loss for Sonat Marketing, a joint venture in which we own a 35% interest. The loss by Sonat Marketing was the result of a combination of significantly warmer weather than last year and charges recorded throughout 1999 associated with changes in certain accounting estimates. We recorded a pre-tax loss related to our interest in Sonat Marketing of approximately $7.9 million for the six months ended March 31, 1999 as compared with pre-tax income of approximately $4.6 million for the same period last year.

   - PGA carrying costs decreased by $3.5 million due to the deregulation of the PGA for the six months ended March 31, 1999 compared with the same period last year.

   - Our portion of SouthStar's loss was approximately $3.3 million for the six months ended March 31, 1999. Since SouthStar was not formed until July 1998, and there was no income or loss for this joint venture for the six months ended March 31, 1998.

   - Our portion of the income for Sonat Power Marketing, a joint venture in which we own a 35% interest. There was greater income in 1999 as compared to 1998 due to an overall favorable trend towards profitability. We recorded pre-tax income related to our interest in Sonat Power Marketing of approximately $2.7 million for the six months ended March 31, 1999 as compared with a pre-tax loss of approximately $1.0 million for the same period last year.

INCOME TAXES
Income taxes decreased to $21.0 million for the six months ended March 31, 1999 from $41.2 million for the same period last year. The decrease in income taxes of $20.2 million was due primarily to the decrease in income before income taxes for the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the six months ended March 31, 1999 was 34.4% as compared to 36.8% for the same period last year. The decrease in the effective tax rate was due primarily to a reduction in tax reserves related to the favorable resolution of certain outstanding tax issues.


                              Page 23 of 40 Pages

FINANCIAL CONDITION

Historically, our utility business was seasonal in nature and resulted in a substantial increase in accounts receivable from customers from September 30 to March 31 due to higher billings during colder weather. The utility used natural gas stored underground to serve its customers during periods of colder weather resulting in a substantial decrease in gas inventories when comparing March 31 with September 30. Although the seasonality of both expenses and revenues will diminish as end-use customers select or are assigned to marketers and the utility exits the sales service function, some level of seasonality will be observed until AGLC is no longer providing sales service. (See Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements.)

Consequently, accounts receivable increased $65.0 million and inventory of natural gas stored underground decreased $92.3 million during the six months ended March 31, 1999. Natural gas stored underground decreased during the six-month period ended March 31, 1999 primarily due to the seasonality of our business and the assignment of natural gas inventories to marketers in accordance with deregulation.

AGLC's deferred PGA asset was $0 as of March 31, 1999 compared to a deferred PGA liability of $12.4 million as of September 30, 1998 and a deferred PGA asset of $18.1 million as of March 31, 1998. The changes were due primarily to the termination of the PGA mechanism and the elimination of regulated rates for natural gas commodity sales to Georgia customers on October 6, 1998.

The pace at  which  customers  are  switching  from  AGLC to  marketers  has far exceeded original expectations, particularly now that all customers must be assigned to marketers no later than October 1, 1999. Additionally, the regulatory mechanism that governs the shedding of costs associated with the provision of ancillary services by AGLC is not functioning as was intended. Specifically, there is a disparity between the rate at which AGLC is actually able to shed costs and the rate at which AGLC is assumed, for regulatory purposes, to be shedding costs. AGLC is closely monitoring the effect of both the acceleration of the assignment of customers to marketers and the imperfection in the regulatory mechanism on its financial condition and results of operations. AGLC is pursuing solutions aggressively, including shedding cost as quickly as possible consistent with prudent business practices, and evaluating regulatory alternatives for additional revenue generation.

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

Short-term debt decreased $75.0 million to $1.5 million as of March 31, 1999 from $76.5 million as of September 30, 1998. Typically, we borrow and repay the loans within a month. We generated operating cash flow of $165.8 million for the six months ended March 31, 1999 as compared to $151.9 million for the same period last year. This increase in operating cash flow is primarily due to the decrease in natural gas stored underground as well as the increase in gas cost credits.

We believe available credit will be sufficient to meet our working capital needs both on a short and long-term basis. However, our capital needs depend on many factors and we may seek additional financing through debt or equity offerings in the private or public markets at any time.


                              Page 24 of 40 Pages

CAPITAL EXPENDITURES
Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $61.8 million for the six-month period ended March 31, 1999 as compared to $56.0 million for the six month period ended March 31, 1998. The increase of $5.8 million is directly related to the capital expenditures incurred for the accelerated pipeline replacement plan. (See discussion of AGLC Pipeline Safety under State Regulatory Activity.) Typically, we provide funding for capital expenditures through a combination of internal sources and the issuance of short-term debt.

COMMON STOCK
During the six months ended March 31, 1999, we issued 371,633 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Nonqualified Savings Plan; and the Non-Employee Directors Equity Compensation Plan. Those issuances increased common equity by $6.9 million.

TERMINATION OF LESOP
We have terminated our Leveraged Employee Stock Ownership Plan (LESOP) and will distribute the value of participants' LESOP account balances as of June 15, 1999. At the election of the participants, we will distribute the value of each account in one of three forms:

   - Direct rollover into the Retirement Savings Plus Plan (401(k) plan) or into another tax-qualified retirement plan;

   - Lump sum payment in the form of a certificate for shares of AGL Resources common stock; or

   - Lump sum cash payment based on the market value of AGL Resources common stock at the close of business on June 14, 1999.

We will repurchase in cash from the LESOP trustee all shares in the accounts of participants who elect to receive a lump sum cash payment. The total cash repurchase price is not expected to exceed approximately $27.5 million. We will fund these cash repurchases with working capital or short-term borrowings.

RATIOS
As of March 31, 1999, our capitalization ratios consisted of:

   - 47.0% long-term debt;

   - 5.3% preferred securities; and

   - 47.7% common equity.

GAS COST CREDITS
AGLR has $36.4 million in gas cost credits as of March 31, 1999 as compared to a $0 balance on September 30, 1998 and March 31, 1998. (See Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements.)


                              Page 25 of 40 Pages

SALE OF JOINT VENTURE INTERESTS

We have exercised our right to require Sonat Inc. (Sonat) to repurchase our 35% interest in Sonat Marketing. At a minimum, we expect to receive a price for this interest that is no less than $32 million, plus simple interest (not to exceed $5 million) at an annual rate of 3.5% from the date of our initial investment, less the amount of certain distributions made by the joint venture to us since the formation of the joint venture.

Following our notice to Sonat that we were exercising our right to sell our interest in Sonat Marketing, we received notice that Sonat is exercising its right to purchase our 35% interest in Sonat Power Marketing. Under the terms of the Sonat Power Marketing joint venture agreement, Sonat is required to repurchase this interest for its fair market value.

STATE REGULATORY ACTIVITY

DEREGULATION
The Deregulation Act enacted in April 1997 provides for deregulation of the natural gas business in Georgia and provides for a transition period before competition is fully in effect. AGLC will unbundle, or separate, all services to its natural gas customers in Georgia; allocate delivery capacity to approved marketers who sell the gas commodity to residential and small commercial users; and create a secondary market for large commercial and industrial transportation capacity.

Approved marketers, including our marketing affiliate, are competing to sell natural gas to all end-use customers at market-based prices. AGLC will continue to deliver gas to all end-use customers through its existing pipeline system, subject to the GPSC's continued regulation. The GPSC continues to regulate delivery rates, safety, access to AGLC's system, and quality of service for all aspects of delivery service.

On April 8, 1999, a new law was enacted giving the GPSC the authority to speed up the process for the assignment of all remaining AGLC customers to gas marketers beginning August 11, 1999. The GPSC issued an order on May 3, 1999, setting forth a 100 day period for customers to choose a marketer. Customers who do not choose a marketer by August 11, 1999 will be randomly assigned to a marketer under the rules issued by the GPSC.

Marketers will be assigned customers in proportion to their respective market share as of August 11, 1999 and begin serving those customers on October 1, 1999. AGLC will then exit the gas sales business and be responsible only for delivery service for residential and commercial customers.

The Deregulation Act provides marketing standards and rules of business practice to ensure the benefits of a competitive natural gas market are available to all customers on our system. It imposes on marketers an obligation to serve end-use customers, and creates a universal service fund. The universal service fund provides a method to fund the recovery of marketers' uncollectible accounts and enables AGLC to expand its facilities to serve the public interest.

Retail marketing companies, including our marketing affiliate, filed separate applications with the GPSC to sell natural gas to AGLC's residential and small commercial customers. On October 6, 1998, the GPSC approved 19 marketers' applications to begin selling natural gas services at market prices to Georgia customers on November 1, 1998. To date, seventeen marketers have been certificated by the


                              Page 26 of 40 Pages

GPSC to serve end-use customers in Georgia. Two marketers have requested to exit the Georgia market and those applications are pending approval. Additionally, three marketers have submitted applications for certification which are pending approval.

As of March 31, 1999, more than 600,000 residential and small commercial customers had elected to purchase natural gas services from one of the 11 active approved marketers in Georgia. As of May 1, 1999, more than 726,000 residential and small commercial customers had elected to purchase natural gas services from those same marketers.

SALES SERVICE RATE ISSUES
Pursuant to the Deregulation Act, regulated rates for natural gas sales service to AGLC's Georgia customers (as opposed to delivery service rates discussed above - see Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements) ended on October 6, 1998. In the deregulated environment, AGLC intended to price deregulated gas sales in a manner that, at a minimum, would have allowed it to recover its annual gas costs.

On January 26, 1999, AGLC entered into a joint stipulation with the GPSC to resolve certain gas sales service issues. Among other requirements in the stipulation, the Company implemented a new rate structure for gas sales, beginning with February 1999 bills, that more closely reflected customers' actual gas usage and included a demand charge for fixed costs associated with gas sales that was entirely volumetric. The new rate structure for gas sales service was intended to ensure AGLC's recovery of its purchased gas costs incurred from October 6, 1998 to September 30, 1999 as accurately as possible without creating any significant income or loss. The joint stipulation agreement provides for a true up of revenues from gas sales to gas costs during fiscal 1999 for any profit or loss on gas sales outside of a specified range. The allowed maximum profit is $1.0 million and the maximum risk of loss is $3.25 million. As of March 31, 1999, the Company has received revenues in excess of costs of $37.4 million. As of March 31, 1999, the Company has recognized profits of $1.0 million and has recorded a regulatory liability of $36.4 million under the caption "Gas cost credits" on the Condensed Consolidated Balance Sheet.

As part of the joint stipulation agreement, AGLC issued checks to customers or credits to customer bills in the total amount of $14.8 million to lessen the effects of the Company's earlier rate methodology. Of that amount, $8.1 million was refunded to AGLC customers based on the over-collection of gas costs during fiscal 1998 before deregulation began and was recorded on our balance sheet as of December 31, 1998. The remaining $6.7 million was allocated during the second quarter to certain AGLC customers who were most adversely affected by the change in AGLC's rate structure for gas sales service when regulated rates ended on October 6, 1998.

RISK MANAGEMENT
AGLC's Gas Supply Plan for fiscal 1998 included limited gas supply hedging activities. AGLC was authorized to begin an expanded program to hedge up to one-half its estimated monthly winter wellhead purchases and to establish a price for those purchases at an amount other than the beginning-of-the-month index price. Such a program creates an additional element of diversification and price stability. The financial results of all hedging activities were passed through to residential and small commercial customers under the PGA mechanism of AGLC's rate schedules. Accordingly, the hedging program did not affect our earnings.

                              Page 27 of 40 Pages

During the first quarter of fiscal 1999, AGLC entered into certain hedge agreements that continued until the end of February 1999. However, as part of the joint stipulation agreement with the GPSC entered into in January 1999 to resolve certain gas sales service issues, AGLC will not participate in hedging activities for the remainder of the fiscal year and all costs incurred for the fixed-price option agreements prior to the date of the joint stipulation agreement have been included in gas costs which are recovered from AGLC's customers.

AGLC PIPELINE SAFETY
On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement that details a 10-year replacement program for approximately 2,300 miles of cast iron and bare steel pipelines. Over that 10-year period, AGLC will recover from customers the costs related to the program net of any cost savings resulting from the replacement program. During the six month period ended March 31, 1999, AGLC spent approximately $16.7 million related to the pipeline replacement program.

ENVIRONMENTAL
Before natural gas was available in the Southeast in the early 1930s, AGLC manufactured gas from coal and other materials. Those manufacturing operations were known as manufactured gas plants. Because of recent environmental concerns, we are required to investigate possible contamination at those plants and, if necessary, clean them up. Additional information relating to environmental matters and disclosures is contained below in the section entitled "Environmental Matters."

We have two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows us to recover our costs of investigation, testing, cleanup, and litigation. Because of that rider, we have recorded an asset in the same amount as the low end of the range of our estimated investigation and cleanup liability. The second way we can recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other potentially responsible parties typically former owners or operators of the MGP sites. We have been actively pursuing those recoveries. There were no material recoveries during the quarter ended March 31, 1999.

FEDERAL REGULATORY ACTIVITY

FERC ORDER 636: TRANSITION COSTS SETTLEMENT AGREEMENTS. As contained in our Form 10-K for the year ended September 30, 1998 under the caption "Federal Regulatory Matters," the FERC has required the utility, as well as other interstate pipeline customers, to pay transition costs associated with the separation of its suppliers' transportation and gas supply services. Based on its pipeline suppliers' filings with the FERC, the utility estimates the total portion of its transition costs from all its pipeline suppliers will be approximately $105.3 million. As of March 31, 1999, approximately $99.7 million of those costs had been incurred and were being recovered from the utility's customers under the purchased gas provisions of its rate schedules.

The largest portion of the transition costs the utility must pay consists of gas supply realignment costs that Southern Natural Gas Company (Southern) and Tennessee Gas Pipeline Company (Tennessee) bill the utility. The utility and other parties have entered restructuring settlements with Southern and Tennessee that resolve all transition cost issues for those pipelines.


                              Page 28 of 40 Pages

Under the Southern settlement, the utility's share of Southern's transition costs is approximately $87.1 million, of which the utility had incurred $86.4 million as of March 31, 1999. Under the Tennessee settlement, the utility's share of Tennessee's transition costs is approximately $14.7, of which the utility had incurred approximately $10.0 million as of March 31, 1999.

FERC RATE PROCEEDINGS. On April 16, 1999, the FERC issued an order addressing Transcontinental Gas Pipe Line Company's (Transco's) proposal to include in its general system rates the costs of certain pipeline facilities that currently are recovered only from the customers that actually receive service through those facilities. A FERC administrative law judge previously issued an initial decision rejecting Transco's proposal. The FERC reversed the initial decision and authorized Transco to include the additional costs in its general system rates to be charged in the future, but required further proceedings to determine the manner in which certain costs are to be allocated to Transco's customers. AGLC is actively participating in these proceedings. The FERC's order is subject to possible requests for rehearing by parties objecting to the order, and therefore is not yet final.

On March 30, 1999, a FERC administrative law judge issued an initial decision reducing the rate of return underlying the rates charged by Transco since May 1, 1997. The initial decision is subject to review by the FERC, and therefore is not yet final.

SOUTHCOAST. On April 29, 1999, Transco filed an application with the FERC to construct certain facilities in Alabama and Georgia in order to provide service to several customers beginning November 1, 2000. AGLC has signed an agreement to purchase 61,160 Dth/day of service through the proposed facilities if the FERC authorizes their construction. Transco's application is pending before the FERC.

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

Through the years, AGLC has been associated with twelve MGP sites in Georgia and three in Florida. Based on investigations to date, we believe that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division (EPD) supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

For each of the MGP sites, we estimated our share of the likely costs of investigation and cleanup. We used the following process to do the estimates:
First, we eliminated the sites where we believe no cleanup or further investigation is likely to be necessary. Second, we estimated the likely future cost of investigation and cleanup at each of the remaining sites. Third, for some sites, we estimated our likely "share" of the costs. We developed our estimate based on any agreements for cost sharing we have, the legal principles for sharing costs, our evaluation of other entities' ability to pay, and other similar factors.

                              Page 29 of 40 Pages

Using the above process, we currently estimate that our total future cost of investigating and cleaning up our MGP sites is between $104.3 million and $150.1 million. That range does not include other potential expenses, such as unasserted property damage claims or legal expenses for which we may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, we cannot identify any single number as a "better" estimate of our likely future costs. Consequently, we have recorded the lower end of the range, or $104.3 million, as a liability as of March 31, 1999. We do not believe that any single number within the range constitutes a "better" estimate because our actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. The cost estimate has increased from the estimate as of December 31, 1998, primarily due to (i) more complete information, obtained from actual on-site clean-up experience and from further investigation at various sites, concerning the amount of contamination present at various sites and (ii) increased experience with EPD and, as a result of such experience, enhanced knowledge of the types of clean-up EPD is likely to find acceptable at each of the sites.

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

The second way we can recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other potentially responsible parties - typically former owners or operators of the MGP sites. We have been actively pursuing those recoveries. There were no material recoveries during the quarter ended March 31, 1999.

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

The mission of our Year 2000 initiative is to define and provide a continuing process for assessment, remediation planning, and plan implementation to achieve a level of readiness that will meet the

                              Page 30 of 40 Pages
challenges presented to us by the Year 2000 in a timely manner. Achieving Year 2000 readiness does not mean correcting every Year 2000 limitation. Achieving Year 2000 readiness does mean that critical systems, critical electronic assets, and relationships with key business partners have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, and that contingency plans are in place.

Our Year 2000 readiness initiative involves a three-phase process. The initiative is a continuing process with all phases of the initiative progressing concurrently with respect to information technology (IT) applications, infrastructure and non-information technology (non-IT) applications, as each of those terms is defined below, and key business relationships. The three phases of our Year 2000 initiative are as follows:

   1.Assessment - Assessment involves identifying and inventorying business assets and processes. It also involves determining the Year 2000 readiness status of our assets and of key business partners. Key business partners are those customers, suppliers and manufacturers who we believe may be material to our business, results of operations, or financial condition. In appropriate circumstances, pre-remediation testing is conducted as a part of the assessment phase. The assessment phase of our Year 2000 initiative includes assessment for Year 2000 readiness of the following:

        - Information   technology   (IT)   applications  -  Computer   software
          maintained by our Information Systems (IS) Department;

        - Infrastructure and non-information technology (non-IT) applications - Computer hardware, such as our mainframe and PC's, microprocessors embedded in equipment, and software maintained by business units other than our IS Department; and

        - Key business partners (customers, suppliers and manufacturers).

   2.Preparation of Remediation  Plans - The purpose of this phase is to develop plans which, when implemented, will enable assets and business relationships to be Year 2000 ready. This phase involves implementation planning and prioritizing the implementation of remediation plans.

   3.Implementation - This step involves the implementation of remediation plans, including post-remediation testing and contingency planning.

STATE OF READINESS
We continue to assess the impact of the Year 2000 issue throughout our business and operations, including our customer and supplier base. The scope of our Year 2000 initiative includes AGL Resources and its subsidiaries. Sonat Power Marketing, L.P. and Sonat Marketing Company, L.P. are not within the scope of our Year 2000 initiative. We plan to address the Year 2000 readiness of those joint ventures using the same processes we use to assess the Year 2000 readiness of key business partners. (See "Key Business Partners" below.)

Set forth below is a description of the progress of our Year 2000 initiative in all business units that are within the scope of our Year 2000 initiative, with the exception of SouthStar, and of Utilipro, Inc., a recently acquired subsidiary. With respect to SouthStar, we have completed the assessment, remediation planning and plan implementation phases. All of SouthStar's critical assets are Year 2000 ready. Our

                              Page 31 of 40 Pages
assessment of the readiness of SouthStar's key business partners is underway. We've obtained information or responses from a majority of SouthStar's key suppliers. We are in the process of assessing and following up on the responses from certain of SouthStar's critical suppliers. We plan to contact key customers of SouthStar with respect to their Year 2000 readiness. We are in the process of preparing contingency plans for SouthStar. Management expects SouthStar's business and operations to achieve Year 2000 readiness. With respect to Utilipro, Inc., the Year 2000 initiative recently commenced. We have completed the project plan for the Utilipro Year 2000 initiative. We expect to complete the assessment phase by June 30, 1999. Management expects Utilipro's business and operations to achieve Year 2000 readiness.

IT APPLICATIONS
Assessment of, and remediation planning for, IT applications is complete and implementation is underway. During the assessment phase, we completed the assessment of our 80 IT applications. We deem 13 of those 80 applications to be critical applications. The results of our Year 2000 initiative with respect to IT applications indicate that, to date:

   - 46 applications now are ready for Year 2000, including all critical applications;

   - Two applications are in testing to verify Year 2000 readiness;

   - Four   applications   are  in   remediation   for  purposes  of  correcting
     noncompliant Year 2000 code;

   - Eight applications have been eliminated;

   - Eight applications have been replaced; and

   - 12 applications are scheduled for either testing, replacement, remediation, or elimination in the future.

Remediation   completion   schedules  for  achieving   Year  2000  readiness  of
noncritical IT applications are expected to extend through September 1999.

INFRASTRUCTURE AND NON-IT APPLICATIONS
Assessment  of  infrastructure   and  non-IT   applications  is  complete.   Our
infrastructure and non-IT application assessment process involved the following:

   - Identifying business processes;

   - Identifying  the  assets  that  comprise  the   infrastructure  and  non-IT
     applications category, and defining the business process or processes to which such assets relate;

   - Identifying the mission criticality of each such asset and business process; and

   - Documenting   in   a   tracking    database   the   existence,    and   the
     mission-criticality, of each such asset and business process.

Remediation planning for critical infrastructure and non-IT applications also has been completed. We expect to complete implementation of our remediation plans for critical infrastructure and non-IT applications by no later than June 30 1999, with the following two exceptions. With respect to both, operational changes unrelated to Year 2000 will impact the schedule for achieving their Year 2000 readiness. The critical infrastructure and non-IT applications referred to are our mainframe computer and certain infrastructure and non-IT applications at three of our four liquefied natural gas (LNG) plants.

                              Page 32 of 40 Pages

   - Mainframe - We plan to outsource the operation of our mainframe functions in order to increase operating capacity and efficiency. We plan to complete the Year 2000 readiness testing of the outsourced system by September 30, 1999.

   - LNG Plants - The infrastructure and non-IT applications of one of our four plants will be Year 2000 ready by June 30, 1999. In an effort to increase operating efficiency, we are in the process of centralizing the integrated control systems of three of our LNG plants. We expect to complete the centralization by September 30, 1999. Completion of the centralization will also result in the Year 2000 readiness of infrastructure and non-IT applications at these three LNG plants.

KEY BUSINESS PARTNERS
We are contacting key business partners, including suppliers, manufacturers and customers to evaluate their Year 2000 readiness plans and status of readiness. We have contacted over 2000 suppliers and manufacturers by letter. This group includes suppliers and manufacturers that we consider key business partners as well as other selected suppliers and manufacturers. However, to date, we have not received responses from the majority of suppliers and manufacturers we contacted. We have begun following up by telephone with those key suppliers from whom we have not yet received responses. To date, we have completed follow-up with 100% of those suppliers that we consider to be critical suppliers. We have begun follow-up with critical manufacturers.

We also initiated contact with more than 2,500 commercial and industrial customers by personal or telephone interview or by fax survey. That group of customers includes customers that we consider key business partners as well as other selected customers. To date, we have not received responses from most of those customers. Our first step in the process of following up with those key customers who did not respond by January 1, 1999, was to categorize those customers based on the amount of gas used and the revenue generated by each of them. We have completed the categorizing process and have begun following up with critical customers.

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

COSTS TO ADDRESS YEAR 2000 ISSUES
Management intends to devote the resources necessary to achieve a level of readiness that will meet our Year 2000 challenges in a timely manner. Through March 31, 1999, our cumulative expenses in connection with our Year 2000 assessment, remediation planning, and plan implementation processes were approximately $4.7 million. Through March 31, 1999, we had spent an additional $8.7 million for the replacement of our financial and human resources information systems. Our primary reason for replacing those systems was to achieve increased efficiency and functionality. An added benefit of replacing those systems was the avoidance of the costs of remediating Year 2000 problems associated with our previous financial and human resources information systems. We have capitalized the costs of

                              Page 33 of 40 Pages
our new financial and human resources information systems, in accordance with our accounting policies and with generally accepted accounting principles.

We expect to spend approximately $6.2 million in fiscal 1999 in connection with our Year 2000 initiative. That estimate includes costs associated with the use of outside consultants as well as hardware and software costs. It also includes direct costs associated with employees of our IS Department who work on the Year 2000 initiative. It does not include costs associated with employees of other departments such as Legal and Internal Audit, and of other business units, who are involved, on a limited basis, in the Year 2000 initiative. Nor does the estimate include our potential share of Year 2000 costs that may be incurred by partnerships and joint ventures, other than SouthStar, in which we participate. The fiscal 1999 estimate is subject to change, based on the results of our ongoing Year 2000 processes.

On June 30, 1998, the GPSC issued a rate case order in response to a filing by AGLC. The GPSC provided for the deferral and amortization of some Year 2000 costs over a five-year period, beginning July 1, 1998. The portion of those costs that will be deferred in this way includes costs that are required to be expensed under generally accepted accounting principles and that are attributable to AGLC. Going forward, we estimate that approximately 90% of our Year 2000 costs will be attributable to AGLC. At March 31, 1999, AGLC had deferred total costs of approximately $2.6 million.

At present, the cost estimates associated with achieving Year 2000 readiness are not expected to materially impact our consolidated financial statements. We will account for costs related to achieving Year 2000 readiness in accordance with our accounting policies, with regulatory treatment, and with generally accepted accounting principles.

RISKS OF YEAR 2000 ISSUES
We recently finalized our most reasonably likely worst case Year 2000 scenarios. These scenarios contemplate intermittent disruptions of important goods and services that we obtain from third parties at some locations. We do not expect these disruptions to be long-term nor do we expect the disruptions to materially impact our operations as a whole. However, the extent of such disruptions is uncertain and if the extent or longevity of the disruptions exceed our assumptions, they could have a material adverse impact on our business, results of operations, or financial condition.

Although we have finalized our most reasonably likely worst case scenarios, the process of refining our most reasonably likely worst case scenarios will be an ongoing process. We expect to continue to develop and modify our most reasonably likely worst case scenarios as we obtain additional information regarding (a) our internal systems and equipment during the implementation phase of our Year 2000 initiative as well as during independent validation and verification of the Year 2000 readiness of such systems and equipment, and (b) the status, and the impact on us, of the Year 2000 readiness of others.

BUSINESS CONTINUITY AND CONTINGENCY PLANNING
We have completed the initial drafts of our Year 2000 contingency plans. Those plans, which are intended to enable us to deliver an acceptable level of service despite Year 2000 failures, include performing certain processes manually, changing suppliers, and reducing or suspending certain noncritical aspects of our operations. We expect our contingency planning effort to focus on our potential internal risks as well as potential risks associated with our suppliers and customers. Our most reasonably

                              Page 34 of 40 Pages
likely worst case scenarios as described above define the boundaries of our contingency planning effort. The contingency planning process also includes, but is not limited to the following:

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

We expect to continue testing and refining our contingency plans, with a planned testing completion date of June 30, 1999. Although the expected completion date for our contingency planning effort is June 30, 1999, during the last half of 1999 we will update, refine and test our contingency plans, as needed, to reflect system and business changes as they evolve.

CLEAN MANAGEMENT
Clean  management  describes the process of:

   - Identifying our means of acquiring assets and of developing or modifying systems;

   - Verifying the Year 2000 readiness of assets prior to purchase; and

   - Assuring that system modifications and new systems are Year 2000 ready at the time of development or acquisition.

We are using the clean management process on an on-going basis. Clean management applies to both IT applications and to infrastructure and non-IT applications and to key business partner relationships. We expect to obtain additional or updated information about the Year 2000 readiness of assets and key business partners through the clean management process. We will address any additional Year 2000 issues discovered as a result of the clean management process.

VALIDATION AND VERIFICATION
Our Year 2000 initiative includes validation and verification of assets by us, by third parties or by both. We expect validation and verification efforts, whether internal or independent, to result in the discovery of additional Year 2000 issues and we will address those issues as they arise. We expect the validation and verification process to continue throughout 1999 and into the Year 2000.

Presently, management believes that its assessment, remediation planning, plan implementation and contingency planning processes will be effective to achieve Year 2000 readiness in a timely manner.

FORWARD-LOOKING STATEMENTS
The preceding "Year 2000 Readiness Disclosure" discussion contains various forward-looking statements that represent our beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure" discussion, the words "believes", "intends", "expects", "estimates", "plans", "goals" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, our expectations as to when we will complete the assessment,

                              Page 35 of 40 Pages
remediation planning, and implementation phases of our Year 2000 initiative as well as our Year 2000 contingency planning; our estimated cost of achieving Year 2000 readiness; and our belief that our internal systems and equipment will be Year 2000 ready in a timely and appropriate manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause those differences include availability of information technology resources; customer demand for our products and services; continued availability of materials, services, and data from our suppliers; the ability to identify and remediate all date-sensitive lines of computer code and to replace embedded computer chips in affected systems and equipment; the failure of others to timely achieve appropriate Year 2000 readiness; and the actions or inaction of governmental agencies and others with respect to Year 2000 problems.








                              Page 36 of 40 Pages

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial instruments and positions held by AGL Resources described below are held for purposes other than trading.

INTEREST RATE RISK
AGL Resources' exposure to market risk related to changes in interest rates relates primarily to its borrowing activities. A hypothetical 10% increase or decrease in interest rates related to AGL Resources' variable rate debt ($1.5 million as of March 31, 1999) would not have a material effect on our results of operations or financial condition over the next year. The fair value of AGL Resources' long-term debt and capital securities are also affected by changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the estimated fair value of our long-term debt or capital securities. Additionally, the fair value of our long-term debt and capital securities has not materially changed since September 30, 1998.


                              Page 37 of 40 Pages

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on February 5, 1999 (the "Annual Meeting"). "Broker non-votes" were not considered in determining whether a quorum existed for purposes of the Annual Meeting. At the Annual Meeting, the shareholders :

     (a) Elected the following two nominees for director to hold office until the Annual Meeting of Shareholders in the year 2002, as set forth in AGL Resources' Proxy Statement. The number of votes "for" each nominee and the number of votes "withheld" with respect to each nominee was as follows:

         NOMINEE                    FOR                       WITHHELD

         Frank Barron, Jr.          50,006,983                574,721
         Walter M. Higgins          50,049,657                532,047

         Directors whose term of office  continued after the Annual Meeting are:
         Otis A. Brumby, Jr., David R. Jones, Wyck A. Knox, Jr., Albert G. Norman, Jr., D. Raymond Riddle, Betty L. Siegel, Ben J. Tarbutton, Jr. and Felker W. Ward, Jr.

     (b) Approved and adopted the AGL Resources  Inc.  Long-Term  Incentive Plan
         (1999).

         FOR                                AGAINST

         33,317,579                         5,515,551

ITEM 5. OTHER INFORMATION

Information related to State Regulatory Activity, Federal Regulatory Activity, and Environmental Matters is contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                              Page 38 of 40 Pages

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (A) EXHIBITS

          27   Financial Data Schedule.

     (B) REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the quarterly period ended March 31, 1999.



                              Page 39 of 40 Pages

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AGL RESOURCES INC.
                                                (Registrant)


Date  May 17, 1999                           /s/ J. Michael Riley
                                                 J.  Michael Riley
                              Senior Vice President and Chief Financial Officer
                                (Principal Accounting and Financial Officer)



                              Page 40 of 40 Pages