Form 10-Q
period 1999-06-30
AGL RESOURCES INC
filed 1999-08-13
CIK 1004155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999








Commission         Registrant; State of Incorporation;          I.R.S. Employer
File Number        Address; and Telephone Number         Identification  Number

1-14174            AGL RESOURCES INC.                           58-2210952
                   (A Georgia Corporation)
                   817 West Peachtree Street, N.E.
                   Suite 1000
                   Atlanta, Georgia  30308
                   404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.


Common Stock, $5.00 Par Value
Shares Outstanding at June 30, 1999..................................56,911,802

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1999


                                Table of Contents

Item                                                                       Page
Number                                                                   Number


                 PART I -- FINANCIAL INFORMATION


     1           Financial Statements

                     Condensed Consolidated Income Statements                3
                     Condensed Consolidated Balance Sheets                   4
                     Condensed Consolidated Statements of Cash Flows         6

                     Notes to Condensed Consolidated Financial Statements    7

     2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                         14

     3           Quantitative and Qualitative Disclosure About Market Risk  38

                 PART II -- OTHER INFORMATION

     1           Legal Proceedings                                          39

     4           Submission of Matters to a Vote of Security Holders        39

     5           Other Information                                          39

     6           Exhibits and Reports on Form 8-K                           40

                                     SIGNATURES                             41


                               Page 2 of 41 Pages

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements


                       AGL RESOURCES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                        (MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         Three Months           Nine Months
                                        1999       1998       1999        1998
                                    ---------- ---------- ---------- -----------

Operating Revenues ..............   $   185.9  $   246.4  $   884.9  $   1,125.2
Cost of Gas .....................        61.4      150.1      480.4        709.8
                                    ---------- ---------- ---------- -----------
  Operating Margin ..............       124.5       96.3      404.5        415.4

Other Operating Expenses ........        95.0       87.4      274.9        270.8
                                    ---------- ---------- ---------- -----------
  Operating Income ..............        29.5        8.9      129.6        144.6

Other Income (Loss) .............        (5.6)       0.7      (13.7)         8.8
                                    ---------- ---------- ---------- -----------
  Income Before Interest and
   Income Taxes .................        23.9        9.6      115.9        153.4

Interest Expense and Preferred
Stock Dividends
  Interest expense ..............        12.9       13.1       40.7         41.3
  Dividends on preferred stock
   of subsidiaries ..............         1.5        1.6        4.6          5.2
                                    ---------- ---------- ---------- -----------
    Total interest expense and
    preferred stock dividends ...        14.4       14.7       45.3         46.5
                                    ---------- ---------- ---------- -----------
  Income Before Income Taxes ....         9.5       (5.1)      70.6        106.9

Income Taxes ....................         2.3       (3.9)      23.3         37.3
                                    ---------- ---------- ---------- -----------
  Net Income ....................   $     7.2  $    (1.2) $    47.3  $      69.6
                                    ========== ========== ========== ===========

Earnings (Loss) per Common Share
  Basic .........................      $ 0.12    $ (0.02)   $  0.82      $  1.22
  Diluted .......................      $ 0.12    $ (0.02)   $  0.82      $  1.22

Weighted Average Number of Common
  Shares Outstanding
  Basic .........................        57.4       57.1       57.5         56.9
  Diluted .......................        57.5       57.2       57.6         57.0

Cash Dividends Paid Per Share of
  Common Stock ..................      $ 0.27    $  0.27    $  0.81      $  0.81


            See notes to condensed consolidated financial statements.


                               Page 3 of 41 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)

                                                   (Unaudited)
                                                     June 30,      September 30,
                                            --------------------  --------------
ASSETS                                           1999       1998       1998
--------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents ........   $     14.0 $      9.5 $      0.9
      Receivables (less allowance
          for uncollectible accounts
          of $2.4 at June 30, 1999,
          $5.7 at June 30, 1998, and
          $4.1 at September 30, 1998) ..        100.1      136.1      121.7
      Inventories
          Natural gas stored underground         57.4       84.5      138.1
          Liquefied natural gas ........          8.9       16.6       17.7
          Other ........................         11.8       12.4       14.6
      Investment in joint ventures .....         28.9         -          -
      Deferred purchased gas adjustment            -          -         3.5
      Other ............................          2.8        2.3        1.9
--------------------------------------------------------------------------------
          Total current assets .........        223.9      261.4      298.4
--------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant ....................      2,212.0    2,129.3    2,133.5
      Less: accumulated depreciation ...        720.6      683.4      680.9
--------------------------------------------------------------------------------
          Utility plant - net ..........      1,491.4    1,445.9    1,452.6
--------------------------------------------------------------------------------
      Nonutility property ..............        111.0      118.6      105.6
      Less: accumulated depreciation ...         32.3       33.1       24.6
--------------------------------------------------------------------------------
          Nonutility property - net ....         78.7       85.5       81.0
--------------------------------------------------------------------------------
          Total property, plant and
           equipment - net .............      1,570.1    1,531.4    1,533.6
--------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental
       response costs ..................        145.0       73.0       77.6
      Investments in joint ventures ....          4.0       40.2       46.7
      Other ............................         33.9       30.5       29.0
--------------------------------------------------------------------------------
          Total deferred debits
           and other assets ............        182.9      143.7      153.3
--------------------------------------------------------------------------------
Total Assets ...........................   $  1,976.9 $  1,936.5 $  1,985.3
================================================================================


     See notes to condensed consolidated financial statements.


                               Page 4 of 41 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)

                                                    (Unaudited)
                                                      June 30,     September 30,
                                                 -----------------  ------------
LIABILITIES AND CAPITALIZATION                    1999        1998       1998
--------------------------------------------------------------------------------
Current Liabilities
      Accounts payable .................... $     39.7   $     77.3   $    48.4
      Short-term debt .....................        1.5         10.4        76.5
      Customer deposits ...................       15.2         30.9        30.5
      Accrued interest ....................       18.8         19.3        32.8
      Taxes ...............................        2.7         25.3        10.1
      Deferred purchased gas
       adjustment .........................        0.5         12.0        12.4
      Gas cost credits ....................       41.7          --          --
      Current portion of long-term debt ...       50.0          --          --
      Other ...............................       59.8         27.4        42.8
--------------------------------------------------------------------------------
          Total current liabilities .......      229.9        202.6       253.5
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes .........      219.0        198.6       203.0
--------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response
       costs ..............................      102.4         47.0        47.0
      Accrued postretirement benefits
       costs ..............................       34.7         37.4        33.4
      Deferred credits ....................       53.9         58.8        57.8
      Other ...............................        5.1          2.3         2.1
--------------------------------------------------------------------------------
          Total long-term liabilities .....      196.1        145.5       140.3
--------------------------------------------------------------------------------
Capitalization
      Long-term debt ......................      610.0        660.0       660.0
      Subsidiary obligated mandatorily
        redeemable preferred securities ...       74.3         74.3        74.3
      Common stock, $5 par value, shares
        issued of 57.8 at June 30, 1999,
        57.2 at June 30, 1998,
          and 57.3 at September 30, 1998 ..      664.7        655.5       654.2
          Less:  Shares held in treasury,
            at cost
              0.9 shares at June 30, 1999 .      (17.1)         --          --
--------------------------------------------------------------------------------
          Total capitalization ............    1,331.9      1,389.8     1,388.5
--------------------------------------------------------------------------------
Total Liabilities and Capitalization ...... $  1,976.9   $  1,936.5   $ 1,985.3
================================================================================






            See notes to condensed consolidated financial statements.


                               Page 5 of 41 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (MILLIONS)
                                   (UNAUDITED)

                                                                 Nine Months
                                                           ---------------------
                                                               1999        1998
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
        Net income .....................................   $   47.3    $   69.6
        Adjustments to reconcile net income to net
           cash flow from operating activities
              Depreciation and amortization ............       62.0        54.1
              Deferred income taxes ....................       16.0         3.9
              Other ....................................       (1.0)        0.1
        Changes in certain assets and liabilities ......       65.8        69.8
--------------------------------------------------------------------------------
              Net cash flow from operating
                   activities ..........................      190.1       197.5
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
        Short-term borrowings, net .....................      (25.0)      (19.1)
        Sale of common stock, net of expenses ..........        2.4         0.4
        Redemption of preferred securities .............        --        (44.5)
        Purchase of treasury shares ....................      (17.1)        --
        Dividends paid on common stock .................      (39.3)      (40.4)
--------------------------------------------------------------------------------
              Net cash flow from financing
                   activities ..........................      (79.0)     (103.6)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
        Utility plant expenditures .....................      (82.4)      (72.3)
        Non-utility property expenditures ..............      (14.4)      (13.2)
        Investment in joint ventures ...................       (4.4)       (4.3)
        Cash received from joint ventures ..............        1.8         2.0
        Other ..........................................        1.4        (1.4)
--------------------------------------------------------------------------------
              Net cash flow from investing
                   activities ..........................      (98.0)      (89.2)
--------------------------------------------------------------------------------
              Net increase in cash and
                   cash equivalents ....................       13.1         4.7
              Cash and cash equivalents at
                   beginning of period .................        0.9         4.8
--------------------------------------------------------------------------------
              Cash and cash equivalents at
                   end of period .......................   $   14.0    $    9.5
================================================================================

Cash paid during the period for
        Interest .......................................   $   59.5    $   51.6
        Income taxes ...................................   $   13.0    $   20.2



                               Page 6 of 41 Pages

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

In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments necessary for a fair statement of the results of the interim periods reflected. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the financial statements and the notes included in the annual report on Form 10-K of AGL
Resources for the fiscal year ended September 30, 1998. Due to the seasonal nature of AGL Resources' business, the results of operations for the three-month and nine-month periods are not necessarily indicative of results of operations for a twelve-month period.

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

2. Impact of New Regulatory Rate Structure and Deregulation

Due to changes in the regulatory rate structure and the enactment of legislation in Georgia, AGLC will fully unbundle, or separate, the various components of its services to its Georgia customers effective October 1, 1999. Beginning on that date, AGLC will continue to provide delivery service to utility customers in Georgia, but will exit the natural gas sales service function. As a result, numerous changes have occurred with respect to the delivery and sales services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services. Consequently, AGLC's future revenues and expenses will not follow the same pattern as they have historically.

                               Page 7 of 41 Pages

Regulatory  Rate  Structure  for  Delivery  Service
-----------------------------------------------------
Since July 1, 1998, AGLC's charges for delivery service to utility customers in Georgia have been based on a straight fixed variable (SFV) rate design. Under SFV rates, fixed delivery service costs (as opposed to gas commodity sales costs discussed below) are recovered throughout the year consistent with the way those costs are incurred. The effect of the rate structure is to levelize throughout the year the revenues collected by AGLC for gas delivery service. Prior to July 1, 1998, rates to provide delivery service were based principally on the amount of gas customers used. Therefore, revenue from delivery rates was typically lower in the summer when customers used less gas, and higher in the winter when customers used more gas. On July 1, 1998, AGLC began collecting such revenue throughout the year regardless of differences in the volume of gas used during the summer and winter. Consequently, substantial changes to the quarterly results of operations are expected when compared to the historical quarterly results due to the transition to this new rate structure and regulatory approach. Although there is a shift of utility delivery service revenues among quarters, under the new rate design, the utility's annual delivery service revenues should remain relatively consistent with prior years.

Rate Structure for Sales Service
--------------------------------
Pursuant to legislation enacted in Georgia, regulated rates for natural gas sales service to AGLC customers (as opposed to delivery service rates discussed above) ended on October 6, 1998. In the deregulated environment, AGLC intended to price deregulated gas sales in a manner that, at a minimum, would have allowed it to recover its annual gas costs.

On January 5, 1999, the Georgia Public Service Commission (GPSC) issued a Procedural and Scheduling Order for the purpose of hearing evidence to consider whether unregulated prices charged by AGLC for gas sales services subsequent to October 6, 1998 were constrained by market forces. The GPSC initiated the proceeding in response to complaints from customers who received gas sales service from AGLC in November and December 1998. Those complaints stemmed primarily from the effects of record warm weather on November and December bills that, in many cases, reflected higher fixed costs associated with gas sales and lower than normal gas usage than historical comparisons.

AGLC's gas sales rates were designed to enable it to recover its fixed costs associated with gas sales from the customers for whom the costs were incurred. AGLC intended to bill much of those fixed costs during the winter, when consumption is typically higher, and fewer of those fixed costs in the summer, when consumption is typically lower. Under normal weather conditions, this billing approach would have produced monthly bills in amounts similar to bills of corresponding months in recent years. However, unseasonably warm weather resulted in fixed costs comprising a higher percentage of customers' bills due to lower than normal gas usage by many customers in November and December.

On January 26, 1999, AGLC entered into a joint stipulation agreement with the GPSC to resolve certain gas sales service issues. Among other requirements in the stipulation, AGLC implemented a new rate structure for gas sales, beginning with February 1999 bills, that more closely reflects customers' actual gas usage and includes a demand charge for fixed costs associated with gas sales that is entirely volumetric. The new rate structure for gas sales service is intended to ensure AGLC's recovery of its purchased gas costs incurred from October 6, 1998 to September 30, 1999 as accurately as possible without creating any significant income or loss. The joint stipulation agreement provides for a true up for any profit or loss outside of a specified range during fiscal 1999.

                               Page 8 of 41 Pages

The allowed maximum profit is $1.0 million and the maximum risk of loss is $3.25 million. As of June 30, 1999, the Company has received revenues for the period beginning October 6, 1998 in excess of costs of $42.7 million. Through June 30, 1999, the Company has recognized profits of $1.0 million and has recorded a liability of $41.7 million under the caption "Gas cost credits" on the Condensed Consolidated Balance Sheet.

As part of the joint stipulation agreement, AGLC also agreed to issue checks to customers or credits to customer bills in the total amount of approximately $14.8 million. Of that amount, $8.1 million was related to the over-collection of gas costs during fiscal 1998 before deregulation began and was previously recorded as a liability. The remaining $6.7 million was allocated during the second quarter to certain AGLC customers and recorded as a decrease in revenue.

Regulatory Accounting
---------------------
AGLC has recorded regulatory assets and liabilities on the Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

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




           (The remainder of this page was intentionally left blank.)

                               Page 9 of 41 Pages

Pursuant to legislation enacted in Georgia, regulated rates for natural gas commodity sales to AGLC customers ended on October 6, 1998. Consequently, SFAS 71 was discontinued as it relates to natural gas commodity sales on October 6, 1998. In accordance with the EITF consensus, the following represents the utility's operating revenues, cost of gas and operating margin between regulated and non-regulated operations for the three and nine months ended June 30, 1999 (in millions):


                     3 Months   9 Months
                       Ended      Ended
                      6/30/99    6/30/99
                     --------   --------
Operating Revenues
     Nonregulated    $   55.3   $  449.2
     Regulated ...      125.4      413.4
                     --------   --------
     Total Utility   $  180.7   $  862.6
                     ========   ========
Cost of Gas
     Nonregulated    $   54.1   $  440.3
     Regulated ...        6.2       33.4
                     --------   --------
     Total Utility   $   60.3   $  473.7
                     ========   ========
Operating Margins
     Nonregulated    $    1.2   $    8.9
     Regulated ...      119.2      380.0
                     --------   --------
     Total Utility   $  120.4   $  388.9
                     ========   ========




3. Earnings Per Share and Equity

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur when common stock equivalents are added to common shares outstanding. AGL Resources' only common stock equivalents are stock options whose exercise price was less than the average market price of the common shares for the respective periods. Additional options to purchase 2,324,024 and 50,151 shares of common stock were outstanding as of June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price of those options was greater than the average market price of the common shares for the respective periods.

During the three months and nine months ended June 30, 1999, we issued 149,725 and 521,358 shares of common stock, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Nonqualified Savings Plan; and the Non-Employee Directors Equity Compensation Plan. Those issuances increased common equity by $3.0 million and $9.9 million for the three-month and nine-month periods ended June 30, 1999, respectively.

During the quarter ended June 30, 1999, the Company purchased 868,688 shares of its common stock in connection with the termination of the Leveraged Employee Stock Ownership Plan (LESOP). The shares were purchased at $18.50 per share, and are held by AGL Resources as treasury shares.

                              Page 10 of 41 Pages

4. Change in Inventory Costing Method

In Georgia's new competitive environment, certificated marketing companies, including AGLC's marketing affiliate, Georgia Natural Gas Services, began selling natural gas to firm end-use customers at market-based prices in November 1998. Part of the unbundling process that provides for this competitive environment is the assignment to certificated marketing companies of certain pipeline services that AGLC has under contract. AGLC will assign the majority of its pipeline storage services that it has under contract to the certificated marketing companies along with a corresponding amount of inventory.

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

Because AGLC  recovered all of its gas costs through a Purchased Gas  Adjustment
(PGA) mechanism until October 6, 1998, there is no cumulative effect resulting from the change in the inventory costing method.

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

                              Page 11 of 41 Pages

6. Joint Ventures

In August 1995, the Company, through a subsidiary, invested $32.6 million for a 35% ownership interest in Sonat Marketing Company, L.P. (Sonat Marketing), a joint venture with a subsidiary of Sonat Inc. (Sonat). In June 1996, the Company, through a subsidiary, invested $1.0 million for a 35% ownership interest in Sonat Power Marketing, L.P. (Sonat Power Marketing), another joint venture with a subsidiary of Sonat.

On July 29, 1999, the Company and Sonat entered into an agreement pursuant to which Sonat agreed to purchase the Company's interest in Sonat Marketing for $40.0 million and its interest in Sonat Power Marketing for $25.0 million. Under the terms of the agreement, upon the completion of each transaction, the applicable joint venture agreement will be amended to provide that the Company will not be allocated any gain or loss from the joint venture for any period subsequent to June 30, 1999. The sale of the Company's interest in Sonat
Marketing was completed on August 12, 1999. Completion of the sale of the Company's interest in Sonat Power Marketing is subject to, among other things, approval of the Federal Energy Regulatory Commission under Section 203 of the Federal Power Act. The Company expects the sale of its interest in Sonat Power Marketing to close by the end of 1999.

7. Environmental Matters

Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as "manufactured gas plants," or "MGPs" which AGLC ceased operating in the 1950s. Because of recent environmental concerns, we are required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

AGLC has been associated with twelve MGP sites in Georgia and three in Florida. Based on investigations to date, we believe that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division (EPD) supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

For each of the MGP sites, we have estimated our share of the likely costs of investigation and cleanup. We used the following process for the estimates:
First, we eliminated the sites where we believe no cleanup or further investigation is likely to be necessary. Second, we estimated the likely future cost of investigation and cleanup at each of the remaining sites. Third, for some sites, we estimated our likely "share" of the costs. We developed our estimate based on any agreements for cost sharing we have, the legal principles for sharing costs, our evaluation of other entities' ability to pay, and other similar factors.

Using the above process, we currently estimate that our total future cost of investigating and cleaning up our MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which we may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, we cannot identify any single number as a "better" estimate of our likely future costs. Consequently, we have recorded the lower end of the range, or $102.4 million, as a liability and a corresponding regulatory asset as of June 30, 1999. We do not believe that any single number within the range constitutes a "better" estimate because our actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time.

                              Page 12 of 41 Pages

We have two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows us to recover our costs of investigation, testing, cleanup, and litigation. Because of that rider, we have recorded a regulatory asset in the same amount as our investigation and cleanup liability.

The second way we can recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other potentially responsible parties - typically former owners or operators of the MGP sites. We have been actively pursuing those recoveries. There were no material recoveries during the quarter ended June 30, 1999.




           (The remainder of this page was intentionally left blank.)

                              Page 13 of 41 Pages

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

  -  AGL Energy Services, Inc., (AGLE) a gas supply services company; and

  -  Several non-utility subsidiaries.

AGLC conducts our primary business: the distribution of natural gas in Georgia, including Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta. Chattanooga distributes natural gas in the Chattanooga and Cleveland areas of Tennessee. The GPSC regulates AGLC, and the Tennessee Regulatory Authority (TRA) regulates Chattanooga. AGLE is a nonregulated company that buys and sells the natural gas which is supplied to AGLC's customers during the deregulation transition period to full competition in Georgia. AGLC comprises substantially all of AGL Resources' assets, revenues, and earnings. When we discuss the operations and activities of AGLC, AGLE, and Chattanooga, we refer to them, collectively, as the "utility." Additionally, the utility's operations expenses include costs allocated from AGL Resources.

                              Page 14 of 41 Pages

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

     - Utilipro, Inc., (Utilipro) which engages in the sale of integrated customer care solutions and billing services to energy marketers;

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




           (The remainder of this page was intentionally left blank.)

                              Page 15 of 41 Pages

Results of Operations

Three-Month Periods Ended June 30, 1999 and 1998
------------------------------------------------

In this section we compare the results of our operations for the three-month periods ended June 30, 1999 and 1998.

Operating Margin Analysis
-------------------------
(Dollars in Millions)


                      Three Months Ended
                     -------------------
                      6/30/99    6/30/98   Increase/(Decrease)
                     --------   --------   ------------------
Operating Revenues
     Utility .....   $  180.7   $  237.4   $ (56.7)   (23.9%)
     Non-utility .        5.2        9.0      (3.8)   (42.2%)
                     --------   --------   -------    -------
     Total .......   $  185.9   $  246.4   $ (60.5)   (24.6%)
                     ========   ========   =======    =======
Cost of Gas
     Utility .....   $   60.3   $  141.8   $ (81.5)   (57.5%)
     Non-utility .        1.1        8.3      (7.2)   (86.7%)
                     --------   --------   -------    -------
     Total .......   $   61.4   $  150.1   $ (88.7)   (59.1%)
                     ========   ========   =======    =======
Operating Margins
     Utility .....   $  120.4   $   95.6   $  24.8     25.9%
     Non-utility .        4.1        0.7       3.4    485.7%
                     --------   --------   -------    -------
     Total .......   $  124.5   $   96.3   $  28.2     29.3%
                     ========   ========   =======    =======



Operating Revenues
------------------
Our operating revenues for the three months ended June 30, 1999 decreased to $185.9 million from $246.4 million for the same period last year, a decrease of 24.6%.

Utility.
Utility revenues decreased to $180.7 million for the three months ended June 30, 1999 from $237.4 million for the same period last year. The decrease of $56.7 million in utility revenues was primarily due to the following factors:

  - A decline in the utility's sales service revenues and a comparable decline in the utility's recovery of gas costs of $81.5 million (See discussion of the utility's cost of gas below regarding the migration of customers to marketers.) AGLC recovers only its actual gas costs from its customers within the parameters of the January 26, 1999 joint stipulation agreement with the GPSC. The reduction in gas costs therefore results in a corresponding reduction in revenue, but does not affect net income.

  - An increase in the utility's delivery service revenue of $24.0 million when compared to last year was primarily due to the new SFV rate structure for AGLC delivery service that became effective July 1, 1998. (See Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements.)

  - TheIntegrated Resource Plan (IRP) was phased out during fiscal 1998 and did not exist in the third quarter of fiscal year 1999, resulting in a $1.0 million decrease in revenue associated with IRP. Previously, AGLC passed through to its customers, on a dollar for dollar basis, IRP expenses incurred, which were included in operating expenses. Therefore, the phase out of IRP had no effect on net income.

                              Page 16 of 41 Pages

Non-utility.
Non-utility operating revenues decreased to $5.2 million for the three months ended June 30, 1999 from $9.0 million for the same period last year. The net decrease of $3.8 million was primarily due to the following factors:

  - A decrease in revenues attributable to the formation of the SouthStar joint venture in July 1998. Prior to the formation of SouthStar (including the third quarter of fiscal year 1998), we had a wholly owned subsidiary, which was engaged in the same business. Upon the formation of SouthStar, the customers and operations of the former subsidiary became the customers and operations of SouthStar. The results of the former subsidiary were reported on a consolidated basis. In contrast, the results of our joint venture interest in SouthStar are accounted for under the equity method. Our portion of SouthStar's results of operations is contained in Other Income/(Loss) on the Condensed Consolidated Income Statement for the three months ended June 30, 1999.

  - Increased revenues from a subsidiary of the Company, Utilipro, which engages in the sale of integrated customer care solutions to energy marketers. As of June 30, 1998, Utilipro had been in business for only six months. Utilipro has been a fast growing start up company that has had an increase in both revenues and expenses over the past year.

Cost of Gas
-----------
Our cost of gas decreased to $61.4 million for the three months ended June 30, 1999 from $150.1 million for the same period last year, a decrease of 59.1%.

Utility.
The utility's cost of gas decreased to $60.3 million for the three months ended June 30, 1999 from $141.8 million for the same period last year. The decrease of $81.5 million in the utility's cost of gas was primarily due to customer migration to marketers. Beginning November 1, 1998, customers began to switch from AGLC to certificated marketers for gas purchases. As of June 30, 1999, approximately 881,000 customers (approximately 60% of AGLC's total customers) had switched from AGLC to a certificated marketer. As a result, AGLC sold less gas.

Non-utility.
Non-utility cost of gas decreased to $1.1 million for the three months ended June 30, 1999 from $8.3 million for the same period last year. The decrease of $7.2 million was primarily due to the change from consolidation to the equity method for SouthStar as described above. (See Operating Revenue - Non-utility.)

Operating Margin
----------------
Our operating margin increased to $124.5 million for the three months ended June 30, 1999 from $96.3 million for the same period last year, an increase of 29.3%.

Utility.
The utility's operating margin increased to $120.4 million for the three months ended June 30, 1999 from $95.6 million for the same period last year. The increase of $24.8 million was due primarily to the following factors as mentioned above under Operating Revenues - Utility:

  - The utility's delivery service revenue increased by $24.0 million when compared with the same period last year primarily due to the new SFV rate structure for AGLC delivery service that became effective on July 1, 1998.

  - The pace at which AGLC customers have switched to certificated marketers for gas purchases. As of June 30, 1999, approximately 881,000 customers (approximately 60% of AGLC's total customers) had switched from AGLC. As customers switch to marketers, AGLC no longer bills those customers for ancillary services and transition costs. As a result, operating margin decreased approximately $5.5 million.

  - A $1.0 million decrease in revenue associated with the phase-out of the IRP.

                              Page 17 of 41 Pages

Non-utility.
Non-utility operating margin increased to $4.1 million for the three months ended June 30, 1999 from $0.7 million for the same period last year, an increase of 485.7%. The increase is primarily due to a subsidiary of the Company, Utilipro, which engages in the sale of integrated customer care solutions to energy marketers. As of June 30, 1998, Utilipro had been in business for only six months. Utilipro has been a fast growing start up company that has had an increase in both revenues and expenses over the past year. Because it is a service company, expenses related to Utilipro are included in other operating expenses. As a result, there is an increase in operating revenue without a similar increase in cost of gas, explaining the increase in operating margin for the three months ended June 30, 1999 as compared with the same period last year.

Other Operating Expenses
------------------------
Other operating expenses increased to $95.0 million for the three months ended June 30, 1999 from $87.4 million for the same period last year, an increase of 8.7%. The components of other operating expenses are as follows (dollars in millions):

                                Three Months Ended
                                ------------------
                                  6/30/99  6/30/98   Increase/(Decrease)
                                 -------   -------   -----------------
Operations
     Utility .................   $  58.0   $  54.4   $  3.6      6.6%
     Non-utility .............       0.8       1.3     (0.5)   (38.5%)
                                 -------   -------   -------   -------
     Total ...................   $  58.8   $  55.7   $  3.1      5.6%
                                 =======   =======   =======   =======
Maintenance
     Utility .................   $   7.8   $   7.5   $  0.3      4.0%
     Non-utility .............       1.9       1.3      0.6     46.2%
                                 -------   -------   -------   -------
     Total ...................   $   9.7   $   8.8   $  0.9     10.2%
                                 =======   =======   =======   =======
Depreciation & Amortization
     Utility .................   $  17.2   $  14.7   $  2.5     17.0%
     Non-utility .............       2.7       1.5      1.2     80.0%
                                 -------   -------   -------   -------
     Total ...................   $  19.9   $  16.2   $  3.7     22.8%
                                 =======   =======   =======   =======
Taxes Other Than Income Taxes
     Utility .................   $   5.8   $   5.9   $ (0.1)    (1.7%)
     Non-utility .............       0.8       0.8     (0.0)    (0.0%)
                                 -------   -------   -------   -------
     Total ...................   $   6.6   $   6.7   $ (0.1)    (1.5%)
                                 =======   =======   =======   =======
Total Other Operating Expenses
     Utility .................   $  88.8   $  82.5   $  6.3      7.6%
     Non-utility .............       6.2       4.9      1.3     26.5%
                                 -------   -------   -------   -------
     Total ...................   $  95.0   $  87.4   $  7.6      8.7%
                                 =======   =======   =======   =======


Utility.
--------
Utility operations expenses increased $3.6 million as compared with the same period last year primarily due to increased demand for customer service associated with the more rapid than expected pace of customer migration. Additionally, utility depreciation and amortization expenses increased primarily due to increased depreciable property and increased depreciation rates for AGLC ordered by the GPSC.

                              Page 18 of 41 Pages

Non-utility.
------------
Non-utility operations expenses decreased by approximately $0.5 million as compared with the same period last year primarily due to a decrease in operations expenses for SouthStar due to the change from consolidation to the equity method as described above. (See Operating Revenues -Non-utility.) The decrease was offset by increased operations expenses for Utilipro resulting from increased demand for services as discussed above. (See Operating Margin - Non-utility.) Non-utility depreciation and amortization increased primarily due to increased depreciable property and increased depreciation rates for AGLR's data processing equipment as ordered by the GPSC.

Other Income/(Loss)
-------------------
Other losses totaled $5.6 million for the three months ended June 30, 1999 compared with other income of $0.7 million for the same period last year. The decrease in other income of $6.3 million is primarily due to:

  - Our portion of SouthStar's net start-up costs was approximately $5.1 million for the three months ended June 30, 1999. Those start-up costs are associated with establishing market share in Georgia's deregulated natural gas market. Since SouthStar was not formed until July 1998, there was no income or loss for this joint venture for the three months ended June 30, 1998.

  - Our portion of the loss for Sonat Marketing, a joint venture in which we own a 35% interest. The loss by Sonat Marketing was the result of a combination of significantly warmer weather than last year and charges recorded by Sonat Marketing throughout 1999 associated with changes in certain accounting estimates. We recorded a pre-tax loss related to our interest in Sonat Marketing of approximately $0.2 million for the three months ended June 30, 1999, a decrease of $1.3 million as compared with pre-tax income of approximately $1.1 million for the same period last year. (See Note 6, Joint Ventures, to the Condensed Consolidated Financial Statements.)

Income Taxes
------------
Income tax expense increased to $2.3 million for the three months ended June 30, 1999 from an income tax benefit of $3.9 million for the same period last year. The increase in income taxes of $6.2 million was due primarily to the increase in income before income taxes compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the three months ended June 30, 1999 was 24.2% as compared to 76.5% for the same period last year. The decrease in the effective tax rate was due primarily to a reduction in certain tax reserves related to the favorable resolution of certain outstanding tax issues during the three months ended June 30, 1999 and tax benefits associated with the contribution of certain assets to a private charitable foundation during the three months ended June 30, 1998.




           (The remainder of this page was intentionally left blank.)

                              Page 19 of 41 Pages

Nine-Month Periods Ended June 30, 1999 and 1998
-----------------------------------------------
In this section we compare the results of our operations for the nine-month periods ended June 30, 1999 and 1998.

                        Nine months Ended
                     ----------------------
                      6/30/99       6/30/98     Increase/(Decrease)
                     --------    ----------    --------------------
Operating Revenues
     Utility .....   $  862.6    $  1,072.7    $ (210.1)    (19.6%)
     Non-utility .       22.3          52.5       (30.2)    (57.5%)
                     --------    ----------    ---------    -------
     Total .......   $  884.9    $  1,125.2    $ (240.3)    (21.4%)
                     ========    ==========    =========    =======
Cost of gas
     Utility .....   $  473.7    $    668.4    $ (194.7)    (29.1%)
     Non-utility .        6.7          41.4       (34.7)    (83.8%)
                     --------    ----------    ---------    -------
     Total .......   $  480.4    $    709.8    $ (229.4)    (32.3%)
                     ========    ==========    =========    =======
Operating Margins
     Utility .....   $  388.9    $    404.3    $  (15.4)     (3.8%)
     Non-utility .       15.6          11.1         4.5      40.5%
                     --------    ----------    ---------    -------
     Total .......   $  404.5    $    415.4    $  (10.9)     (2.6%)
                     ========    ==========    =========    =======

Operating Revenues
------------------
Our operating revenues for the nine months ended June 30, 1999 decreased to $884.9 million from $1,125.2 million for the same period last year, a decrease of 21.4%.

Utility.
Utility revenues decreased to $862.6 million for the nine months ended June 30, 1999 from $1,072.7 million for the same period last year. The decrease of $210.1 million in utility revenues was primarily due to the following factors:

  - A decline in the utility's sales service revenues and a comparable decline in the utility's recovery of gas costs of $194.7 million. (See discussion of the utility's cost of gas below regarding the effects of warmer weather and the migration of customers to marketers.) AGLC recovers only its actual gas costs from its customers within the parameters of the January 26, 1999 joint stipulation agreement with the GPSC. The reduction in gas costs therefore results in a corresponding reduction in revenue, but does not affect net income.

  - A decline in the utility's delivery service revenue of $16.9 million when compared to last year primarily due to the new SFV rate structure for AGLC delivery service that became effective July 1, 1998. (See Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements.)

  - The January 26, 1999 joint stipulation agreement with the GPSC required AGLC to issue checks to customers or credits to customer bills in the amount of $14.8 million. Of that amount, $8.1 million was related to the over-collection of gas costs during fiscal year 1998 before deregulation began and was previously recorded as a liability. The remaining $6.7 million was allocated during the second quarter to certain AGLC customers and recorded as a decrease in revenue.

  - The IRP was phased out during fiscal 1998 and did not exist in the first nine months of fiscal 1999, resulting in a $6.3 million decrease in revenue associated with the plan. Previously, AGLC passed through to its customers, on a dollar for dollar basis, IRP expenses incurred, which were included in operating expenses. Therefore, the phase out of IRP had no effect on net income.

                              Page 20 of 41 Pages

Non-utility.
Non-utility operating revenues decreased to $22.3 million for the nine months ended June 30, 1999 from $52.5 million for the same period last year. The decrease of $30.2 million in non-utility revenues was primarily due to the formation of the SouthStar joint venture in July 1998. Prior to the formation of SouthStar (including the nine months ended June 30, 1998), we had a wholly owned subsidiary that was engaged in the same business. Upon the formation of SouthStar, the customers and operations of the former subsidiary became the customers and operations of SouthStar. The results of the former subsidiary were reported on a consolidated basis and, in contrast, the results of our joint venture interest in SouthStar are accounted for under the equity method. Our portion of SouthStar's results of operations is contained in Other Income/(Loss) on the Condensed Consolidated Income Statement for the nine months ended June 30, 1999.

Cost of Gas
-----------
Our cost of gas decreased to $480.4 million for the nine months ended June 30, 1999 from $709.8 million for the same period last year, a decrease of 32.3%.

Utility.
The utility's cost of gas decreased to $473.7 million for the nine months ended June 30, 1999 from $668.4 million for the same period last year. The decrease of $194.7 million in the utility's cost of gas was primarily due to the following factors:

  - Beginning November 1, 1998, customers began to switch from AGLC to certificated marketers for gas purchases. As of June 30, 1999, approximately 881,000 customers (approximately 60% of AGLC's total customers) had switched from AGLC. As a result, AGLC sold less gas.

  - The utility sold less gas to its customers due to weather that was 27.3% warmer for the nine months ended June 30, 1999 as compared with the same period last year. This resulted in less volume of gas sold as compared with last year.

Non-utility.
Non-utility cost of gas decreased to $6.7 million for the nine months ended June 30, 1999 from $41.4 million for the same period last year. The decrease of $34.7 million was primarily due to the change from consolidation to the equity method for SouthStar as described above. (See Operating Revenues - Non-utility.)

Operating Margin
----------------
Our operating margin decreased to $404.5 million for the nine months ended June 30, 1999 from $415.4 million for the same period last year, a decrease of 2.6%.

Utility.
The utility's operating margin decreased to $388.9 million for the nine months ended June 30, 1999 from $404.3 million for the same period last year. The decrease of $15.4 million was due primarily to the following factors as mentioned above under Operating Revenues - Utility:

  - The utility's delivery service revenue decreased by $16.9 million when compared with the same period last year primarily due to the new SFV rate structure for AGLC delivery service that became effective on July 1, 1998.

  - A $6.3 million decrease in revenue associated with the phase-out of the IRP.

                              Page 21 of 41 Pages

Non-utility.
Non-utility operating margin increased to $15.6 million for the nine months ended June 30, 1999 from $11.1 million for the same period last year, an increase of 40.5%. The increase is primarily due to Utilipro, Inc., which engages in the sale of integrated customer care solutions and billing services to energy marketers. At the end of the third quarter in 1998, Utilipro had been in business for only six months. Utilipro has been a fast growing start up company that has had an increase in both revenues and expenses over the past year. Because it is a service company, expenses related to Utilipro are included in other operating expenses. As a result, there is an increase in operating revenue without a similar increase in cost of gas, explaining the increase in operating margin for the nine months ended June 30, 1999 as compared with the same period last year.

Other Operating Expenses
------------------------
Other operating expenses increased to $274.9 million for the nine months ended June 30, 1999 compared to $270.8 million for the same period last year, an increase of 1.5%. The components of other operating expenses are as follows (dollars in millions):

                                   Nine months Ended
                                 --------------------
                                  6/30/99     6/30/98    Increase/(Decrease)
                                 ---------   --------    -------------------
Operations
     Utility .................   $  168.9    $  168.3    $  0.6       0.4%
     Non-utility .............       (2.5)        1.5      (4.0)   (266.7%)
                                 ---------   --------    -------   --------
     Total ...................   $  166.4    $  169.8    $ (3.4)     (2.0%)
                                 =========   ========    =======   ========
Maintenance
    Utility ..................   $   21.9    $   23.6    $ (1.7)     (7.2%)
    Non-utility ..............        5.9         4.3       1.6      37.2%
                                 ---------   --------    -------   --------
    Total ....................   $   27.8    $   27.9    $ (0.1)     (0.4%)
                                 =========   ========    =======   ========
Depreciation & Amortization
     Utility .................   $   50.9    $   46.4    $  4.5       9.7%
     Non-utility .............        8.9         5.3       3.6      67.9%
                                 ---------   --------    -------   --------
     Total ...................   $   59.8    $   51.7    $  8.1      15.7%
                                 =========   ========    =======   ========
Taxes Other Than Income Taxes
     Utility .................   $   18.5    $   19.0    $ (0.5)     (2.6%)
     Non-utility .............        2.4         2.4       0.0       0.0%
                                 ---------   --------    -------   --------
     Total ...................   $   20.9    $   21.4    $ (0.5)     (2.3%)
                                 =========   ========    =======   ========
Total Other Operating Expenses
     Utility .................   $  260.2    $  257.3    $  2.9       1.1%
     Non-utility .............       14.7        13.5       1.2       8.9%
                                 ---------   --------    -------   --------
     Total ...................   $  274.9    $  270.8    $  4.1       1.5%
                                 =========   ========    =======   ========


Utility.
Utility operations expenses increased primarily due to the increased demand for customer services caused by the more rapid than expected pace of customer migration. Utility depreciation and amortization expenses increased primarily due to increased depreciable property and increased depreciation rates for AGLC ordered by the GPSC.

                              Page 22 of 41 Pages

Non-utility.
Non-utility operations expenses decreased primarily due to a decrease in operation expenses for SouthStar resulting from the change from consolidation to the equity method as described above under non-utility operating revenues. This decrease was offset by Utilipro's increase in operation expenses of $5.5 million to $6.4 million for the nine months ended June 30, 1999 from $0.9 million for the same period last year. This increase was due to increased demand for services provided by Utilipro as discussed above. (See Operating Margin -Non-utility.) Non-utility depreciation and amortization expenses increased primarily due to increased depreciable property and increased depreciation rates for AGLR's data processing equipment ordered by the GPSC.

Other Income/(Loss)
-------------------
Other losses totaled $13.7 million for the nine months ended June 30, 1999 compared with other income of $8.8 million for the same period last year. The decrease in other income of $22.5 million is primarily due to:


  - Our portion of the loss for Sonat Marketing, a joint venture in which we own a 35% interest. The loss by Sonat Marketing was the result of a combination of significantly warmer weather than last year and charges recorded by Sonat Marketing throughout 1999 associated with changes in certain accounting estimates. We recorded a pre-tax loss related to our interest in Sonat Marketing of approximately $8.1 million for the nine months ended June 30, 1999, a decrease of $13.8 million as compared with pre-tax income of approximately $5.7 million for the same period last year. (See Note 6, Joint Ventures, to the Condensed Consolidated Financial Statements.)

  - Our portion of SouthStar's net start-up costs was approximately $8.4 million for the nine months ended June 30, 1999. Those start-up costs are associated with establishing market share in Georgia's deregulated natural gas market. Since SouthStar was not formed until July 1998, there was no income or loss for this joint venture for the nine months ended June 30, 1998.

Income Taxes
------------
Income taxes decreased to $23.3 million for the nine months ended June 30, 1999 from $37.3 million for the same period last year. The decrease in income taxes of $14.0 million was due primarily to the decrease in income before income taxes for the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the nine months ended June 30, 1999 was 33.0% as compared to 34.9% for the same period last year. The decrease in the effective tax rate was due primarily to a reduction in certain tax reserves related to the favorable resolution of certain outstanding tax issues.




           (The remainder of this page was intentionally left blank.)


                              Page 23 of 41 Pages

Financial Condition

Seasonality of Business
-----------------------
Historically, the utility business was seasonal in nature and resulted in a substantial increase in accounts receivable from customers from September 30 to June 30 due to higher billings during colder weather. The utility used natural gas stored underground to serve its customers during periods of colder weather resulting in a substantial decrease in gas inventories when comparing June 30 with September 30. Although the seasonality of both expenses and revenues will diminish as end-use customers select or are assigned to marketers and the utility exits the sales service function, some level of seasonality will be observed until AGLC is no longer providing sales service. (See Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements.)

Accounts receivable decreased $21.6 million and inventory of natural gas stored underground decreased $80.7 million during the nine months ended June 30, 1999. Accounts receivable decreased primarily due to the assignment of the Company's end-use customers to marketers. The assignment causes accounts receivable to decrease because the Company no longer bills the gas cost component. Similarly, natural gas stored underground decreased during the nine-month period ended June 30, 1999 primarily due to the assignment of natural gas inventories to marketers in accordance with deregulation.

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

Short-term debt decreased $75.0 million to $1.5 million as of June 30, 1999 from $76.5 million as of September 30, 1998. Typically, we borrow and repay the loans within a month. The decrease in short-term debt is primarily due to the assignment of natural gas inventories to marketers in accordance with deregulation. We are less reliant on the use of short-term debt because we are no longer building those inventories. We generated operating cash flow of $190.1 million for the nine months ended June 30, 1999 as compared to $197.5 million for the same period last year.

We believe available credit will be sufficient to meet our working capital needs both on a short and long-term basis. However, our capital needs depend on many factors and we may seek additional financing through debt or equity offerings in the private or public markets at any time.

Transition to Competition
-------------------------
The regulatory framework under which AGLC is unbundling its gas sales and delivery service assumes that AGLC's costs associated with providing customer service decrease each time a customer switches to a marketer for gas sales service, and that such costs are eliminated at the time the switch is made. This framework therefore reduces the per customer revenue collected by AGLC in the month following the transfer by a customer to a marketer. However, AGLC's experience has been that a significant portion of the costs associated with customer service activities cannot be eliminated immediately after a customer switch is made as is assumed by the regulatory framework. Rather, there is a period of up to several months during which AGLC continues to incur these customer service expenses, which include, for example, remittance processing and collection services. As a result, a disparity now exists between the rate at which AGLC is actually reducing costs and the rate at which AGLC is assumed for regulatory purposes to be reducing costs. This disparity has been exacerbated by the rapid pace at which customers have switched to marketers.

                              Page 24 of 41 Pages

The accelerated pace of customer migration to marketers also has required AGLC to incur additional customer service expense, not originally projected, in order to maintain an adequate level of customer service during the transition to competition. In particular, beginning in October 1998, and continuing each month thereafter, the number of calls handled by AGLC's customer call centers has significantly exceeded the number of calls handled by the call centers during the same months of the preceding year. This increase in call center volumes has required AGLC to increase its customer service representative staff and increase other call center related expenses rather than reduce them, despite the fact that at June 30, 1999, AGLC had approximately 60% fewer gas sales service customers than it did at June 30, 1998.

The transition to competition will be complete on September 30, 1999. Absent some change in the regulatory framework, effective October 1, 1999, AGLC's annual revenues associated with providing delivery service will be reduced by approximately $43 million, and associated costs likely will not be reduced by the same amount, resulting in an adverse effect on net income. The impact of the revenue and cost imbalance related to the transition to competition will continue into fiscal year 2000.

AGLC is pursuing solutions to this revenue and cost imbalance aggressively, including reducing or eliminating costs as quickly as possible consistent with prudent business practices and increasing employee productivity at customer call centers. AGLC also is pursuing regulatory alternatives for additional cost recovery. The Deregulation Act authorizes an electing distribution company, like AGLC, to recover prudently incurred costs that are "stranded" as a result of the transition to competition. On June 25, 1999, AGLC filed a request with the GPSC for an accounting order which, if approved, would allow AGLC to defer transition costs for future consideration by the GPSC. The Company cannot predict the outcome of this or any other regulatory filing.


Capital Expenditures
--------------------
Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $96.8 million for the nine-month period ended June 30, 1999 as compared to $85.5 million for the nine month period ended June 30, 1998. The increase of $11.3 million is directly related to the capital expenditures incurred for the accelerated pipeline replacement plan. (See discussion of AGLC Pipeline Safety under State Regulatory Activity.) Typically, we provide funding for capital expenditures through a combination of internal sources and the issuance of short-term debt.

Common Stock
------------
During the nine months ended June 30, 1999, we issued 521,358 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Nonqualified Savings Plan; and the Non-Employee Directors Equity Compensation Plan. Those issuances increased common equity by $9.9 million.

Termination of LESOP
--------------------
We terminated our Leveraged Employee Stock Ownership Plan (LESOP) and distributed the value of participants' LESOP account balances as of June 15, 1999. At the election of the participants, we distributed the value of each account in one of three forms:

  - Direct rollover into the Retirement Savings Plus Plan (401(k) plan) or into another tax-qualified retirement plan;

  - Lump sum payment in the form of a certificate for shares of AGL Resources common stock; or

  - Lump sum cash payment based on the market value of AGL Resources common stock at the close of business on June 14, 1999, which was $18.50 per share.

                              Page 25 of 41 Pages

During the quarter ended June 30, 1999, 868,688 LESOP shares were repurchased in cash by the Company from the LESOP trustee in a non-brokered transaction at a purchase price of $18.50 per share, and are held by AGL Resources as treasury shares.

Ratios
------
As of June 30, 1999, our capitalization ratios consisted of:

  -  47.8% long-term debt;

  -   5.4% preferred securities; and

  -  46.8% common equity.

Gas Cost Credits
----------------
For the nine months ended June 30, 1999, the Company has received revenues in excess of purchased gas costs of $42.7 million. In accordance with the January 26, 1999 joint stipulation agreement entered into with the GPSC, we have recognized profits of $1.0 million and have recorded a liability of $41.7 million under the caption "Gas Cost Credits." (See Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements.)


Sale of Joint Venture Interests

On July 29, 1999, the Company and Sonat entered into an agreement pursuant to which Sonat agreed to purchase the Company's interest in Sonat Marketing for $40.0 million and its interest in Sonat Power Marketing for $25.0 million. Under the terms of the agreement, upon the completion of each transaction, the applicable joint venture agreement will be amended to provide that the Company will not be allocated any gain or loss from the joint venture for any period subsequent to June 30, 1999. The sale of the Company's interest in Sonat
Marketing was completed on August 12, 1999. Completion of the sale of the Company's interest in Sonat Power Marketing is subject to, among other things, approval of the Federal Energy Regulatory Commission under Section 203 of the Federal Power Act. The Company expects the sale of its interest in Sonat Power Marketing to close by the end of 1999.


State Regulatory Activity

Deregulation
------------
The Deregulation Act enacted in April 1997 provides for deregulation of the natural gas business in Georgia and provides for a transition period before competition is fully in effect. AGLC is unbundling, or separating, all services to its natural gas customers in Georgia; allocating delivery capacity to approved marketers who sell the gas commodity to residential and small commercial users; and creating a secondary market for large commercial and industrial transportation capacity.

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

                              Page 26 of 41 Pages

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

Retail marketing companies, including our marketing affiliate, filed separate applications with the GPSC to sell natural gas to AGLC's residential and small commercial customers. Effective November 1, 1998, marketers began selling natural gas services at market prices to Georgia customers.

As of June 30, 1999, more than 881,000 residential and small commercial customers had elected to purchase natural gas services from certificated marketers in Georgia. As of August 10, 1999, more than 1.1 million residential and small commercial customers had elected to purchase natural gas services from those same marketers, an increase of approximately 219,000 customers, or 25%, since June 30, 1999. On June 25, 1999, AGLC filed a request with the GPSC for an accounting order which, if approved, would allow AGLC to defer transition costs for future consideration by the GPSC. The Company cannot predict the outcome of this or any other regulatory filing. (See discussion above under Financial Condition - Transition to Competition.)

Sales Service Rate Issues
-------------------------
Pursuant to the Deregulation Act, regulated rates for natural gas sales service to AGLC's Georgia customers (as opposed to delivery service rates discussed above - see Note 2, Impact of New Regulatory Rate Structure and Deregulation, to the Condensed Consolidated Financial Statements) ended on October 6, 1998. In the deregulated environment, AGLC intended to price deregulated gas sales in a manner that, at a minimum, would have allowed it to recover its annual gas costs.

                              Page 27 of 41 Pages

On January 26, 1999, AGLC entered into a joint stipulation with the GPSC to resolve certain gas sales service issues. Among other requirements in the stipulation, the Company implemented a new rate structure for gas sales, beginning with February 1999 bills, that more closely reflected customers' actual gas usage and included a demand charge for fixed costs associated with gas sales that was entirely volumetric. The new rate structure for gas sales service was intended to ensure AGLC's recovery of its purchased gas costs incurred from October 6, 1998 to September 30, 1999 as accurately as possible without creating any significant income or loss. The joint stipulation agreement provides for a true up of revenues from gas sales during fiscal 1999 for any profit or loss on gas sales outside of a specified range. The allowed maximum profit is $1.0 million and the maximum risk of loss is $3.25 million. As of June 30, 1999, the Company has received revenues in excess of costs of $42.7 million. As of June 30, 1999, the Company has recognized profits of $1.0 million and has recorded a regulatory liability of $41.7 million under the caption "Gas cost credits" on the Condensed Consolidated Balance Sheet.

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

Risk Management
---------------
AGLC's Gas Supply Plan for fiscal 1998 included limited gas supply hedging activities. AGLC was authorized to begin an expanded program to hedge up to one-half its estimated monthly winter wellhead purchases and to establish a price for those purchases at an amount other than the beginning-of-the-month index price. Such a program creates the opportunity for an additional element of diversification and price stability. The financial results of all hedging activities were passed through to residential and small commercial customers under the PGA mechanism of AGLC's rate schedules. Accordingly, the hedging program did not affect our earnings.

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

AGLC Pipeline Safety
--------------------
On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement that details a 10-year replacement program for approximately 2,300 miles of cast iron and bare steel pipelines. Over that 10-year period, AGLC will recover from customers the costs related to the program net of any cost savings resulting from the replacement program. During the nine month period ended June 30, 1999, AGLC spent approximately $34.2 million related to the pipeline replacement program.

                              Page 28 of 41 Pages

Environmental
-------------
Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as "manufactured gas plants", or "MGPs" which AGLC ceased operating in the 1950s. Because of recent environmental concerns, we are required to investigate possible contamination at those plants and, if necessary, clean up any contamination. Additional information relating to environmental matters and disclosures is contained below in the section entitled "Environmental Matters" and above in Note 7, Environmental Matters, to the Condensed Consolidated Financial Statements.

We have two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows us to recover our costs of investigation, testing, cleanup, and litigation. Because of that rider, we have recorded a regulatory asset in the same amount as our investigation and cleanup liability. The second way we can recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other potentially responsible parties - typically former owners or operators of the MGP sites. We have been actively pursuing those recoveries. There were no material recoveries during the quarter ended June 30, 1999.

Federal Regulatory Activity

FERC Order 636: Transition Costs Settlement Agreements.
-------------------------------------------------------
As contained in our Form 10-K for the year ended September 30, 1998 under the caption "Federal Regulatory Matters," the FERC has required the utility, as well as other interstate pipeline customers, to pay transition costs associated with the separation of its suppliers' transportation and gas supply services. Based on its pipeline suppliers' filings with the FERC, the utility estimates the total portion of its transition costs from all its pipeline suppliers will be approximately $105.5 million. As of June 30, 1999, approximately $100.5 million of those costs had been incurred and were being recovered from the utility's customers under the purchased gas provisions of its rate schedules.

The largest portion of the transition costs the utility must pay consists of gas supply realignment costs that Southern Natural Gas Company (Southern) and Tennessee Gas Pipeline Company (Tennessee) bill the utility. The utility and other parties have entered restructuring settlements with Southern and Tennessee that resolve all transition cost issues for those pipelines.

Under the Southern settlement, the utility's share of Southern's transition costs is approximately $87.3 million, of which the utility had incurred $87.1 million as of June 30, 1999. Under the Tennessee settlement, the utility's share of Tennessee's transition costs was approximately $14.7 million, all of which had been incurred by the utility as of June 30, 1999.

FERC Rate Proceedings.
----------------------
The parties have sought a rehearing of the FERC's April 16, 1999 order allowing Transcontinental Gas Pipe Line Corporation (Transco) to include in its general system rates the costs of certain pipeline facilities that currently are recovered only from the customers that actually receive service through those facilities, and therefore the order is not yet final.

SouthCoast.
-----------
Several parties have filed protests to Transco's April 29, 1999 application to construct facilities to provide service to several customers, including AGLC, beginning November 1, 2000. The protestors challenge the need for the proposed facilities, as well as Transco's proposal to roll the costs of the facilities into its general system rates. Transco's application is pending before the FERC.

                              Page 29 of 41 Pages

Waiver Request.
---------------
On July 31, 1998, the FERC granted to AGLC certain waivers and a limited jurisdiction blanket certificate to enable AGLC to make certain interstate pipeline services available to marketers pursuant to the requirements of Georgia's Natural Gas Competition and Deregulation Act. The authorizations granted in the July 31 order are due to expire October 31, 1999.

On June 22, 1999, AGLC filed with the FERC a request for extension of the FERC authorizations through the earlier of March 31, 2003, or the time that the affected interstate pipeline services either expire or become directly assignable to marketers. The FERC has granted the request; however, the extension is only for 17 months subsequent to October 31, 1999. Therefore, the extension will expire on March 31, 2001.

Environmental Matters

Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as "manufactured gas plants", or "MGP's" which AGLC ceased operating in the 1950s. Because of recent environmental concerns, we are required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

AGLC has been associated with twelve MGP sites in Georgia and three in Florida. Based on investigations to date, we believe that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division (EPD) supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

For each of the MGP sites, we have estimated our share of the likely costs of investigation and cleanup. We used the following process for the estimates:
First, we eliminated the sites where we believe no cleanup or further investigation is likely to be necessary. Second, we estimated the likely future cost of investigation and cleanup at each of the remaining sites. Third, for some sites, we estimated our likely "share" of the costs. We developed our estimate based on any agreements for cost sharing we have, the legal principles for sharing costs, our evaluation of other entities' ability to pay, and other similar factors.

Using the above process, we currently estimate that our total future cost of investigating and cleaning up our MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which we may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, we cannot identify any single number as a "better" estimate of our likely future costs. Consequently, we have recorded the lower end of the range, or $102.4 million, as a liability and a corresponding regulatory asset as of June 30, 1999. We do not believe that any single number within the range constitutes a "better" estimate because our actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time.

We have two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows us to recover our costs of investigation, testing, cleanup, and litigation. Because of that rider, we have recorded a regulatory asset in the same amount as our investigation and cleanup liability.

                              Page 30 of 41 Pages

The second way we can recover costs is by exercising the legal rights we believe we have to recover a share of our costs from other potentially responsible parties - typically former owners or operators of the MGP sites. We have been actively pursuing those recoveries. There were no material recoveries during the quarter ended June 30, 1999.




           (The remainder of this page was intentionally left blank.)

                              Page 31 of 41 Pages

Year 2000 Readiness Disclosure

The widespread use by governments and businesses, including us, of computer software that relies on two digits, rather than four digits, to define the applicable year may cause computers, computer-controlled systems, and equipment with embedded software to malfunction or incorrectly process data as we approach and enter the year 2000.

Our Year 2000 Readiness Initiative
----------------------------------
In view of the potential adverse impact of the "Year 2000" issue on our business, operations, and financial condition, we have established a cross-functional team to coordinate, and to report to management on a regular basis about, our assessment, remediation planning, and plan implementation processes directed to Year 2000. We also have engaged independent consultants to assist us in the assessment, remediation, planning, and implementation phases of our Year 2000 initiative. Our Year 2000 initiative is proceeding on a schedule that management believes will achieve Year 2000 readiness.

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

Our Year 2000 readiness initiative involves a three-phase process. The initiative is a continuing process with all phases of the initiative progressing concurrently with respect to information technology (IT) applications, infrastructure and non-information technology (non-IT) applications, as each of those terms is defined below, and key business relationships. The three phases of our Year 2000 initiative are as follows:

     1. Assessment - Assessment involves identifying and inventorying business assets and processes. It also involves determining the Year 2000 readiness status of our assets and of key business partners. Key business partners are those customers, suppliers and manufacturers who we believe may be material to our business, results of operations, or financial condition. In appropriate circumstances, pre-remediation testing is conducted as a part of the assessment phase. The assessment phase of our Year 2000 initiative includes assessment for Year 2000 readiness of the following:

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

                              Page 32 of 41 Pages

State of Readiness
------------------
We continue to assess the impact of the Year 2000 issue throughout our business and operations, including our customer and supplier base. The scope of our Year 2000 initiative includes AGL Resources and its subsidiaries. Sonat Power Marketing, L.P. and Sonat Marketing Company, L.P. are not within the scope of our Year 2000 initiative. We are addressing the Year 2000 readiness of those joint ventures using the same processes we are using to assess the Year 2000 readiness of key business partners. (See "Key Business Partners" below.)

Set forth below is a description of the progress of our Year 2000 initiative in all business units that are within the scope of our Year 2000 initiative, with the exception of SouthStar and of Utilipro. With respect to SouthStar, we have completed the assessment, remediation planning and plan implementation phases. All of SouthStar's critical assets are Year 2000 ready. Our assessment of the readiness of SouthStar's two joint venture partners is underway. We have obtained information or responses from a majority of SouthStar's key suppliers. We are in the process of assessing and following up on responses from certain of SouthStar's critical suppliers. We are in the process of contacting certain key customers of SouthStar with respect to their Year 2000 readiness. We have completed the preparation and review of contingency plans for SouthStar. Management expects SouthStar's business and operations to achieve Year 2000 readiness. With respect to Utilipro, the Year 2000 initiative commenced in January of 1999. We have completed the project plan and assessment phase for the Utilipro Year 2000 initiative. We have completed the remediation planning phase for Utilipro. Utilipro has engaged independent consultants to assist with its Year 2000 initiative. The mission and processes of the Year 2000 initiative of Utilipro are essentially identical to those of the AGL Resources' Year 2000 initiative. Management expects Utilipro's business and operations to achieve Year 2000 readiness.

IT Applications
---------------
Assessment of, and remediation planning for, IT applications is complete and implementation is underway. During the assessment phase, we completed the assessment of our 81 IT applications. We deem 14 of those 81 applications to be critical applications. The results of our Year 2000 initiative with respect to IT applications indicate that, to date:

  - 53 applications now are ready for Year 2000, including all critical applications;

  - One application is in remediation for purposes of correcting noncompliant Year 2000 code;

  -  Nine applications have been eliminated;

  -  Nine applications have been replaced; and

  - Nine applications are scheduled for testing, replacement, remediation, or elimination in the future.

Remediation   completion   schedules  for  achieving   Year  2000  readiness  of
noncritical IT applications are expected to extend through September 1999.

Infrastructure and Non-IT Applications
--------------------------------------
Assessment  of  infrastructure   and  non-IT   applications  is  complete.   Our
infrastructure and non-IT application assessment process involved the following:

                              Page 33 of 41 Pages

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

Remediation planning for critical infrastructure and non-IT applications also has been completed. We have completed implementation of our remediation plans for critical infrastructure and non-IT applications, with the following two exceptions. With respect to both, operational changes unrelated to Year 2000 will impact the schedule for achieving their Year 2000 readiness. The critical infrastructure and non-IT applications referred to are our mainframe computer and certain infrastructure and non-IT applications at three of our four liquefied natural gas (LNG) plants.

  - Mainframe - Last quarter we reported that we plan to outsource the operation of our mainframe functions in order to increase operating capacity and efficiency. However, recently we have decided not to outsource until after January 1, 2000. We plan to install additional mainframe capacity for the months prior to outsourcing. The vendor of the new mainframe hardware represents that the hardware is Year 2000 ready. We plan to complete the Year 2000 readiness testing of the mainframe system software by September 30, 1999.

  - LNG Plants - The infrastructure and non-IT applications of one of our four plants is Year 2000 ready. In an effort to increase operating efficiency, we are in the process of centralizing the integrated control systems of our three other LNG plants. We expect to complete the centralization by September 30, 1999. Completion of the centralization will also result in the Year 2000 readiness of infrastructure and non-IT applications at these three LNG plants.

Key Business Partners
---------------------
We are contacting key business partners, including suppliers, manufacturers and customers to evaluate their Year 2000 readiness plans and status of readiness. We have contacted over 2000 suppliers and manufacturers by letter. This group includes suppliers and manufacturers that we consider key business partners as well as other selected suppliers and manufacturers. We have received responses from the majority of suppliers and manufacturers we contacted. To date, we have completed follow-up with 100% of those suppliers that we consider to be critical suppliers. We plan to continue to update our assessment of the readiness of critical suppliers during the remainder of 1999. We have begun follow-up with critical manufacturers.

We also initiated contact with more than 2,500 commercial and industrial customers by personal or telephone interview or by fax survey. That group of customers includes customers that we consider key business partners as well as other selected customers. To date, we have not received responses from most of those customers. We have begun following up with critical customers and expect to continue to follow-up as needed throughout the remainder of 1999. In light of deregulation, the expected focus of our follow-up effort will be on our gas marketer customers. We also plan to use industry analysts' predictions to forecast the most reasonably likely worst case scenario with respect to any potential revenue impact related to customers.

                              Page 34 of 41 Pages

We are  assessing  the state of  readiness  of key  business  partners  who have responded to our request for information and will continue to do so as we receive additional responses. As a general matter, we, like other businesses, are vulnerable to key business partners' inability to achieve Year 2000 readiness. We cannot predict the outcome of our business partners' readiness efforts. However, we plan to develop contingency plans to mitigate risks associated with the Year 2000 readiness of certain business partners, including certain key business partners. At this stage of our review of key business partners, we do not have sufficient information to determine whether the Year 2000 readiness of key business partners is likely to have a material impact on our business, results of operations, or financial condition.

Costs to Address Year 2000 Issues
---------------------------------
Management intends to devote the resources necessary to achieve a level of readiness that will meet our Year 2000 challenges in a timely manner. Through June 30, 1999, our cumulative expenses in connection with our Year 2000 assessment, remediation planning, and plan implementation processes were approximately $5.4 million. Of this total, $2.3 million was spent in fiscal years 1997 and 1998. Through June 30, 1999, we had spent an additional $8 million for the replacement of our financial and human resources information systems. Our primary reason for replacing those systems was to achieve increased efficiency and functionality. An added benefit of replacing those systems was the avoidance of the costs of remediating Year 2000 problems associated with our previous financial and human resources information systems. We have capitalized the costs of our new financial and human resources information systems, in accordance with our accounting policies and with generally accepted accounting principles.

We expect to spend approximately $6.2 million in fiscal 1999 in connection with our Year 2000 initiative. In addition, we expect to spend $0.3 million for the Year 2000 initiative in fiscal year 2000. These estimates include costs associated with the use of outside consultants as well as hardware and software costs. They also include direct costs associated with employees of our IS Department who work on the Year 2000 initiative. It does not include costs associated with employees of other departments such as Legal and Internal Audit, and of other business units, who are involved, on a limited basis, in the Year 2000 initiative. Nor does the estimate include our potential share of Year 2000 costs that may be incurred by partnerships and joint ventures, other than SouthStar and Utilipro, in which we participate. The fiscal 1999 estimate is subject to change, based on the results of our ongoing Year 2000 processes.

On June 30, 1998, the GPSC issued a rate case order in response to a filing by AGLC. The GPSC provided for the deferral and amortization of some Year 2000 costs over a five-year period, beginning July 1, 1998. The portion of those costs that will be deferred in this way includes costs which would normally be expensed in accordance with generally accepted accounting principles and that are attributable to AGLC. Going forward, we estimate that approximately 92% of our Year 2000 costs will be attributable to AGLC. At June 30, 1999, AGLC had deferred total costs of approximately $3.7 million.

At present, the cost estimates associated with achieving Year 2000 readiness are not expected to materially impact our consolidated financial statements. We will account for costs related to achieving Year 2000 readiness in accordance with our accounting policies, with regulatory treatment, and with generally accepted accounting principles.

                              Page 35 of 41 Pages

Risks of Year 2000 Issues
-------------------------
We recently finalized our most reasonably likely and worst case Year 2000 estimates. These estimates contemplate intermittent disruptions of important goods and services that we obtain from third parties at some locations. We do not expect these disruptions to be long-term nor do we expect the disruptions to materially impact our operations as a whole. However, the extent of such disruptions is uncertain and if the extent or longevity of the disruptions exceed our assumptions, they could have a material adverse impact on our business, results of operations, or financial condition.

Although we have finalized our most reasonably likely and worst case estimates, the process of refining our most reasonably likely and worst case estimates will be an ongoing process. We expect to continue to develop and modify our most reasonably likely and worst case estimates as we obtain additional information regarding (a) our internal systems and equipment during the implementation phase of our Year 2000 initiative as well as during independent validation and verification of the Year 2000 readiness of such systems and equipment, and (b) the status, and the impact on us, of the Year 2000 readiness of others.

Business Continuity and Contingency Planning
--------------------------------------------
We have completed our Year 2000 contingency plans. Those plans, which are intended to enable us to deliver an acceptable level of service despite Year 2000 failures, include performing certain processes manually, changing suppliers, and reducing or suspending certain noncritical aspects of our operations. Our contingency planning effort focused on our potential internal risks as well as potential risks associated with our suppliers and customers. Our most reasonably likely worst case scenarios as described above define the boundaries of our contingency planning effort. The contingency planning process also includes, but is not limited to the following:

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

We have completed initial testing of our contingency plans. During the remainder of calendar year 1999, we plan to update, refine and further test our contingency plans, as needed, to reflect system and business changes as they evolve.

Clean Management
----------------

Clean management describes the process of:

  - Identifying our means of acquiring assets and of developing or modifying systems;

  -  Verifying the Year 2000 readiness of assets prior to purchase; and

  - Assuring that system modifications and new systems are Year 2000 ready at the time of development or acquisition.

                              Page 36 of 41 Pages

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

Validation and Verification
---------------------------
Our Year 2000 initiative includes validation and verification of assets by us, by third parties or by both. We expect validation and verification efforts, whether internal or independent, to result in the discovery of additional Year 2000 issues and we will address those issues as they arise. We expect the validation and verification process to continue throughout 1999 and into the Year 2000.

Presently, management believes that its assessment, remediation planning, plan implementation and contingency planning processes will be effective to achieve Year 2000 readiness in a timely manner.

Forward-Looking Statements
--------------------------
The preceding "Year 2000 Readiness Disclosure" discussion contains various forward-looking statements that represent our beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure" discussion, the words "believes", "intends", "expects", "estimates", "plans", "goals" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, our expectations as to when we will complete the assessment, remediation planning, and implementation phases of our Year 2000 initiative as well as our Year 2000 contingency planning; our estimated cost of achieving Year 2000 readiness; and our belief that our internal systems and equipment will be Year 2000 ready in a timely and appropriate manner. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause those differences include availability of information technology resources; customer demand for our products and services; continued availability of materials, services, and data from our suppliers; the ability to identify and remediate all date-sensitive lines of computer code and to replace embedded computer chips in affected systems and equipment; the failure of others to timely achieve appropriate Year 2000 readiness; and the actions or inaction of governmental agencies and others with respect to Year 2000 problems.




           (The remainder of this page was intentionally left blank.)

                              Page 37 of 41 Pages

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial instruments and positions held by AGL Resources described below are held for purposes other than trading.

Interest Rate Risk
------------------
AGL Resources' exposure to market risk related to changes in interest rates relates primarily to its borrowing activities. A hypothetical 10% increase or decrease in interest rates related to AGL Resources' variable rate debt ($1.5 million as of June 30, 1999) would not have a material effect on our results of operations or financial condition over the next 12 months. The fair value of AGL Resources' long-term debt and capital securities are also affected by changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the estimated fair value of our long-term debt or capital securities. Additionally, the fair value of our long-term debt and capital securities has not materially changed since September 30, 1998.




           (The remainder of this page was intentionally left blank.)

                              Page 38 of 41 Pages

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

None.

ITEM 5. OTHER INFORMATION

Information related to State Regulatory Activity, Federal Regulatory Activity, and Environmental Matters is contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."




           (The remainder of this page was intentionally left blank.)

                              Page 39 of 41 Pages

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

          10.1      Executive Compensation Plans and Arrangements

          10.1.a Early Retirement Agreement in substantially the form entered into between AGL Resources Inc. and two of its executive officers.

          10.2 Precedent Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company for Firm Transportation Service on the proposed SouthCoast Expansion Project.

          27        Financial Data Schedule.

     (b) Reports on Form 8-K.

          On July 30, 1999, AGL Resources filed a Current Report on Form 8-K dated July 29, 1999, containing : "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated July 29, 1999.





           (The remainder of this page was intentionally left blank.)

                              Page 40 of 41 Pages

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AGL Resources Inc.
                                                    (Registrant)


Date   August 13, 1999                          /s/ J. Michael Riley
                                                    J.  Michael Riley
                                                Senior Vice President
                                                and Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)


                              Page 41 of 41 Pages

                                  Exhibit Index



          10.1.a Early Retirement Agreement in substantially the form entered into between AGL Resources Inc. and two of its executive officers.

          10.2 Precedent Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company for Firm Transportation Service on the proposed SouthCoast Expansion Project.

          27        Financial Data Schedule.