Form 10-K405
period 1999-09-30
AGL RESOURCES INC
filed 1999-12-29
CIK 1004155

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999     Commission File Number  1-14174

                              AGL RESOURCES INC.
             (Exact name of registrant as specified in its charter)


           Georgia                                       58-2210952
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

817 West Peachtree Street, N.W.,                        404-584-9470
    Atlanta, Georgia 30308                     (Registrant's telephone number,
   (Address and zip code of                          including area code)
 principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                      Name of exchange on which registered
        --------------                      ------------------------------------
  Common Stock, $5 Par Value                      New York Stock Exchange
Preferred Share Purchase Rights                   New York Stock Exchange



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of November 30, 1999: $ 1,035,631,628

The number of shares of Common Stock outstanding as of November 30, 1999 was 56,991,789 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1999 Annual Report to Shareholders for AGL Resources Inc. for the fiscal year ended September 30, 1999 ("Annual Report") are incorporated herein by reference in Parts I and II and portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") are incorporated herein by reference in Part III.

                               TABLE OF CONTENTS

                                                                                  Page
PART I
 Item 1.     Business..........................................................     1
 Item 2.     Properties........................................................     8
 Item 3.     Legal Proceedings.................................................     8
 Item 4.     Submission of Matters to a Vote of Security Holders...............     8
 Item 4.(A). Executive Officers of the Registrant..............................     9

PART II
 Item 5.     Market for the Registrant's Common Equity and Related Stockholder
             Matters...........................................................    10
 Item 6.     Selected Financial Data...........................................    10
 Item 7.     Management's Discussion and Analysis of Results of Operations and
             Financial Condition...............................................    10
 Item 7.(A). Qualitative and Quantitative Disclosure About Market Risk.........    10
 Item 8.     Financial Statements and Supplementary Data.......................    11
 Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..............................................    11

PART III
 Item 10.    Directors and Executive Officers of the Registrant................    12
 Item 11.    Executive Compensation............................................    12
 Item 12.    Security Ownership of Certain Beneficial Owners and Management....    12
 Item 13.    Certain Relationships and Related Transactions....................    12

PART IV
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    13

Signatures.....................................................................    23

                                     PART I
ITEM 1.  BUSINESS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 allows public companies to provide cautionary remarks about forward-looking statements that they make in documents that are filed with the Securities and Exchange Commission. Forward-looking statements in our Management's Discussion and Analysis include statements about the following:

 .  Deregulation;

 .  Concentration of credit risk;

 .  Environmental investigations and cleanups;

 .  "Year 2000" readiness; and

 .  Qualitative and quantitative disclosures about market risk.

Important factors that could cause our actual results to differ substantially from those in forward-looking statements include, but are not limited to, the following:

 .  Changes in price and demand for natural gas and related products;

 . Impact of changes in state and federal legislation and regulation on both the gas and electric industries;

 . Effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, and unknown issues such as the stability of certificated marketers;

 .  Concentration of credit risk in certificated marketers;

 .  Industry consolidation;

 .  Changes in accounting policies and practices;

 . Interest rate fluctuations, financial market conditions, and economic conditions, generally;

 . Uncertainties about environmental issues and the related impact of such issues; and

 .  Other factors discussed in the following section: Year 2000 Readiness
   Disclosure -- Forward-Looking Statements.


Business Overview

Organizational Structure

AGL Resources Inc. is the holding company for:

 .  Atlanta Gas Light Company ("AGLC") and its wholly-owned subsidiary,
   Chattanooga Gas Company ("Chattanooga"), which are natural gas local distribution utilities;

 .  AGL Energy Services, Inc. ("AGLE"), a gas supply services company; and

 .  Several non-utility subsidiaries.

AGL Resources Inc. and its subsidiaries are collectively referred to as "AGL Resources."

AGLC conducts its primary business, the distribution of natural gas, in Georgia including Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta. Chattanooga distributes natural gas in the Chattanooga and Cleveland areas of Tennessee. The Georgia Public Service Commission ("GPSC") regulates AGLC, and the Tennessee Regulatory Authority ("TRA") regulates Chattanooga. AGLE is a nonregulated company that bought and sold the natural gas which was supplied to AGLC's customers during the deregulation transition period to full competition in Georgia. Currently, AGLE buys and sells natural gas for Chattanooga's customers.

AGLC comprises substantially all of AGL Resources' assets, revenues, and earnings. The operations and activities of AGLC, AGLE, and Chattanooga, collectively, are referred to as the "utility." The utility's operations expenses include costs allocated from AGL Resources Inc.

AGL Resources currently owns or has an interest in the following non-utility businesses:

 . SouthStar Energy Services LLC ("SouthStar"), a joint venture among a subsidiary of AGL Resources Inc. and subsidiaries of Dynegy, Inc. and Piedmont Natural Gas Company. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name "Georgia Natural Gas Services;"

 . AGL Investments, Inc., which currently manages certain non-utility businesses including:

   . AGL Propane, Inc. ("Propane"), which engages in the sale of propane and related products and services in Georgia, Alabama, Tennessee and North Carolina;

   . Trustees Investments, Inc., which owns Trustees Gardens, a residential and retail development located in Savannah, Georgia; and

   . Utilipro, Inc. ("Utilipro"), in which AGL Resources has an 85% ownership interest and which engages in the sale of integrated customer care solutions and billing services to energy marketers in the United States and Canada;

 .  AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company
   LLC ("Etowah"), a joint venture with Southern Natural Gas Company. Etowah was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility.


Overview of the Transition from a Regulated to a Competitive Business
Environment

Pursuant to Georgia's 1997 Natural Gas Competition and Deregulation Act ("Deregulation Act"), AGLC unbundled various components of its services to end-use customers. Historically, only large, interruptible commercial and industrial customers had the option of purchasing natural gas from suppliers other than AGLC and transporting such natural gas through AGLC's distribution system for delivery. The Deregulation Act enabled AGLC to unbundle its delivery service and other related services from the sale of natural gas for all customers, thus allowing firm residential and small commercial customers to purchase natural gas and other services from suppliers other than AGLC. Effective October 1, 1999, virtually all of AGLC's 1.4 million customers were purchasing natural gas from marketers who were approved and certificated by the GPSC ("certificated marketers").

As a result of the transition to competition, numerous changes have occurred with respect to the services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services. Consequently, AGLC's future revenues and expenses will not follow the same pattern as they have historically.

AGLC continues to provide intrastate delivery service through its existing pipeline system to end-use customers in Georgia, but has exited the natural gas sales function. AGLC's delivery of natural gas remains subject to the GPSC's continued regulation of delivery rates, safety, access to AGLC's system, and quality of service for all aspects of delivery service.

Since July 1, 1998, AGLC's charges for delivery service to end-use customers have been based on a straight fixed variable ("SFV") rate design. Under SFV rates, delivery service costs are recovered throughout the year consistent with the way those costs are incurred. Prior to the implementation of SFV rates, AGLC recovered the majority of its delivery service costs volumetrically based on the amount of natural gas consumed by end-use customers. As a result, AGLC historically recovered a disproportionately large share of its delivery costs in the winter months and a disproportionately small share of its delivery costs in the summer months. The effect of SFV rates is to spread evenly throughout the year AGLC's recovery of its delivery service costs. Although, when compared to corresponding quarters of prior years, the effect of SFV rates is to shift utility delivery service revenues among quarters, AGLC's annual delivery service revenues should remain relatively consistent with annual delivery service revenues of prior years.

Certificated marketers, including AGL Resources' marketing affiliate, SouthStar, compete to sell natural gas to end-use customers at market-based prices. AGLC allocates delivery capacity to certificated marketers in proportion to the number and size of residential and small commercial customers served by each certificated marketer. Delivery capacity that is not used on any day to serve residential and small commercial customers is made available to large, interruptible commercial and industrial customers. Similarly, AGLC has allocated to certificated marketers the majority of the pipeline storage services that it has under contract, along with a corresponding amount of inventory.

On May 3, 1999, pursuant to the Deregulation Act, the GPSC issued an order establishing a final 100 day period for customers who had not yet chosen a certificated marketer to make a choice. Customers who did not choose a certificated marketer were randomly assigned to a certificated marketer under the rules issued by the GPSC.

Certificated marketers were randomly assigned customers in proportion to their respective market share as of August 11, 1999, and began serving those customers on October 1, 1999. As a result, AGLC has exited the natural gas sales business and, except for isolated circumstances, is responsible only for delivery service for residential and small commercial customers.

During the transition to competition, AGLC continued to provide gas sales service to customers who had not yet switched to a certificated marketer. On January 26, 1999, AGLC entered into a joint stipulation agreement with the GPSC to resolve certain gas sales service issues. Among other requirements in the joint stipulation agreement, AGLC implemented a rate structure for gas sales, beginning with February 1999 bills, that more closely reflected customers' actual gas usage and included a demand charge for fixed costs associated with gas sales. This rate structure for gas sales service ensured AGLC's recovery of its purchased gas costs incurred from October 6, 1998 through September 30, 1999, without creating any significant income or loss. The joint stipulation agreement provided for a true-up for any profit or loss outside of a specified range during fiscal 1999.

Also during the transition to competition, AGLC continued to bill end-use customers who had not yet switched to certificated marketers for gas sales service and for certain ancillary services. These ancillary services include meter reading, billing, bill inquiry, payment processing, and collection services. Once an end-use customer switched to a certificated marketer for gas sales service, the Deregulation Act permitted AGLC to bill the marketer only for the AGLC-provided ancillary services actually used by the marketer. AGLC was unable, however, to eliminate all of the costs associated with the provision of ancillary services as quickly as customers switched to certificated marketers for natural gas sales, thereby creating an imbalance between revenues and expenses.

The Deregulation Act provides marketing standards and rules of business practice to ensure that the benefits of a competitive natural gas market are available to all customers on AGLC's system. It imposes on certificated marketers an obligation to serve end-use customers, and creates a universal service fund.
The universal service fund provides a method to fund the recovery of certificated marketers' uncollectible accounts and enables AGLC to expand its facilities to serve the public interest.

State Regulatory Matters

During fiscal 1999, AGLC unbundled, or separated, all services to its natural gas customers in Georgia; allocated delivery capacity to certificated marketers who sell the gas commodity to residential and small commercial customers; and created a secondary market for large commercial and industrial transportation capacity. (See Overview of the Transition from a Regulated to a Competitive Business Environment section under Business Overview.)

Daily Balancing Services; EBB. In September 1999, the GPSC approved the application of daily balancing services and related charges to certificated marketers serving retail customers on AGLC's system. This decision allows AGLC to operate its delivery system in a reliable manner and provides for full recovery of costs incurred for system imbalances. Along with the GPSC's order on daily balancing, AGLC's Electronic Bulletin Board ("EBB") was declared fully operational. This declaration was a requirement in order for daily balancing to become effective.

Regulatory Accounting. AGL Resources has recorded regulatory assets and liabilities in its Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71").

In July 1997, the Emerging Issues Task Force ("EITF") concluded that once legislation is passed to deregulate a segment of a utility and that legislation includes sufficient detail for the enterprise to determine how the transition plan will affect that segment, SFAS 71 should be discontinued for that segment of the utility. The EITF consensus permits assets and liabilities of a deregulated segment to be retained if they are recoverable through a segment that remains regulated.

The Deregulation Act allows deregulation of natural gas sales and the separation of some ancillary services of local natural gas distribution companies. However, the rates that AGLC, as the local gas distribution company, charges to transport natural gas through its intrastate pipeline system will continue to be regulated by the GPSC. Therefore, the continued application of SFAS 71 is appropriate for regulatory assets and liabilities related to AGLC's delivery services.

AGLC Pipeline Safety Program. On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the Adversary Staff of the GPSC that details a 10-year replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the replacement program.

During fiscal 1999, approximately 247 miles of pipe was replaced pursuant to the program. Also during fiscal 1999, AGLC's capital expenditures and operation and maintenance expenses related to the pipeline replacement program were approximately $43.2 million and $11.5 million, respectively. All such amounts will be recovered through a combination of SFV rates and a regulatory mechanism.

Weather Normalization. The weather normalization adjustment rider ("WNAR") authorized by the TRA to offset the impact of unusually cold or warm weather on customer billings and operating margin remains in effect for Chattanooga. The WNAR in effect for AGLC was discontinued for fiscal 1999 by the GPSC when the SFV rate structure became effective.

Inventory Assignment. Pursuant to the Deregulation Act, certificated marketers, including AGLC's marketing affiliate, began selling natural gas to firm end-use customers at market-based prices in November 1998. Part of the unbundling process is the allocation of certain pipeline services that AGLC has under contract, including interstate pipeline transportation and gas storage. In particular, AGLC has allocated the majority of its pipeline storage services that it has under contract to the certificated marketers along with a corresponding amount of inventory based on the respective market share of the certificated marketers. Following the rules of AGLC's tariff, the sale price was the weighted-average cost of the storage inventory at the time of sale. AGLC changed its inventory costing method for its gas inventories from first-in, first-out to weighted average effective October 1, 1998. The weighted-average cost-flow assumption provides for a more equitable pricing method for the sale of gas inventories to certificated marketers.

As of September 30, 1999, AGLC had $43.0 million in gas storage. This amount represents:

 . Unassigned gas storage as of September 30, 1999, to serve unassigned customers; and

 . AGLC's retained storage, that represents the under ground storage capacity retained by AGLC to balance temporary differences between marketer's expected demand and actual demand.

Certain gas storage inventory was unassigned at September 30, 1999 because all customers had not been assigned. Customers are switched to certificated marketers on the first day of the month following the receipt of a switch request. At September 30, 1999, approximately 18% of the customers had not been switched to certificated marketers. Such customers were switched on October 1, 1999, with the exception of approximately 15,000 customers. The remaining customers are expected to switch during the first quarter of fiscal 2000. The resulting decrease in gas inventory on October 1, 1999 was approximately $19.0 million.

Federal Regulatory Matters

FERC Order 636: Transition Costs Settlement Agreements. The utility purchases natural gas transportation and storage services from interstate pipeline companies, and the Federal Energy Regulatory Commission ("FERC") regulates those services and the rates the interstate pipeline companies charge the utility. During the past decade, the FERC has dramatically transformed the natural gas industry through a series of generic orders promoting competition in the industry. As part of that transformation, the interstate pipelines that serve the utility have been required to:

 .  Unbundle, or separate, their transportation and gas supply services; and

 . Provide a separate transportation service on a nondiscriminatory basis for the gas that is supplied by numerous gas producers or other third parties.

The FERC is considering further revisions to its rules, including the following:

 . Its policies governing secondary market transactions for use of pipeline capacity; and

 . Revisions that would permit pipelines and their customers to establish individually negotiated terms and conditions of service that depart from generally applicable pipeline tariff rules.

The utility cannot predict whether revisions will be adopted or how they may potentially affect operations.

The FERC has required the utility, as well as other interstate pipeline customers, to pay transition costs associated with the separation of the suppliers' transportation and gas supply services. Based on its pipeline suppliers' filings with the FERC, the utility estimates the total portion of its transition costs from all its pipeline suppliers will be approximately $107.9 million. As of September 30, 1999, approximately $105.8 million of those costs had been incurred and were being recovered primarily from the utility's customers under rates charged for gas sales. Going forward, AGLC's remaining costs will be recovered from certificated marketers.

The largest portion of the transition costs the utility must pay consists of gas supply realignment costs that Southern Natural Gas Company ("Southern") and Tennessee Gas Pipeline Company ("Tennessee") bill the utility. The utility and other parties have entered restructuring settlements with Southern and Tennessee that resolve all transition cost issues for those pipelines.

Under the Southern settlement, the utility's share of Southern's transition costs is approximately $89.7 million, of which the utility incurred $87.6 million as of September 30, 1999. Under the Tennessee settlement, the utility's share of Tennessee's transition costs was approximately $14.7 million, all of which had been incurred by September 30, 1999.

Southern filed a general rate case on September 1, 1999. Its proposed rates would represent a 10% increase (about $15 million per year) under AGLC's existing contracts in firm interstate pipeline charges. These rates would become effective March 1, 2000, subject to refund unless the FERC should accept an offer of settlement between Southern and its customers. Such a settlement is currently under discussion.

Environmental Matters

Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as "manufactured gas plants," or "MGPs" which AGLC ceased operating in the 1950s. Because of recent environmental concerns, AGLC is required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

AGLC has been associated with twelve MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

For each of the MGP sites, AGLC has estimated its share of the likely costs of investigation and cleanup. AGLC used the following process for the estimates:
First, AGLC eliminated the sites where it was believed that no cleanup or further investigation was likely to be necessary. Second, AGLC estimated its likely future cost of investigation and cleanup at each of the remaining sites. Third, for some sites, AGLC estimated its likely "share" of the costs. AGLC developed its estimate based on any agreements for cost sharing it has, the legal principles for sharing costs, its evaluation of other entities' ability to pay, and other similar factors.

Using the above process, AGLC currently estimates that its total future cost of investigating and cleaning up MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which AGLC may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs. Consequently, AGLC has recorded the lower end of the range, or $102.4 million, as a liability and a corresponding regulatory asset as of September 30, 1999. AGLC does not believe that any single number within the range constitutes a "better" estimate because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. During fiscal 1999, the asset increased $78.7 million and was reduced by amortization of $6.1 million resulting in an asset of $150.2 million.

As of September 30, 1998, AGLC had recorded a liability of $47.0 million. During fiscal 1999, the liability increased by $78.7 million and payments of $23.3 million were made. The net increase in the liability was $55.4 million resulting in a liability of $102.4 million as of September 30, 1999. The net increase in the liability was based on revised estimates of future costs, which resulted in a corresponding increase in the unrecovered environmental response cost asset.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset in the same amount as the recorded liability for investigation and cleanup. During fiscal 1999, AGLC recovered $6.1 million through its environmental response recovery rider.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during fiscal 1999.

Competition

Utility

The utility competes with alternative energy suppliers to distribute natural gas to large commercial and industrial customers. Those customers can switch to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to distribute gas to large commercial and industrial customers who seek to bypass AGLC's distribution system.

Pursuant to the GPSC's rate case order of June 30, 1998, AGLC has been able to price distribution services to large commercial and industrial customers in one of three ways:

 .  GPSC approved rates in AGLC's tariff;

 . Negotiated rates if an existing rate is not priced competitively with a customer's competitive alternative fuel; or

 .  Special contracts approved by the GPSC.

Additionally, interruptible customers have the option of purchasing delivery service directly from certificated marketers, who are authorized to use capacity on AGLC's distribution system that is allocated to the certificated marketers for firm residential and small commercial customers, whenever such capacity is not being used for firm customers.

Non-utility

AGL Resources engages in several competitive, energy-related businesses, including gas supply services, wholesale and retail propane sales, customer care services, and the sale of energy-related products and services for residential, commercial, and industrial customers throughout the Southeast. (See Organizational Structure section under Business Overview.)

Unlike the utility, the non-utility businesses are not regulated. The non-utility businesses typically face competition from other companies in the same or similar businesses.

SouthStar competes with other energy marketers, including certificated marketers in Georgia, to provide natural gas and related services to customers in Georgia and the Southeast. SouthStar began marketing natural gas to all customers in Georgia during the first quarter of fiscal 1999. Marketing efforts during the transition to competition in Georgia consisted of advertising and promotional campaigns. As of October 1, 1999, SouthStar had the largest market share among approximately 15 certificated and active marketers in Georgia.

Utilipro competes with other customer care service providers throughout the United States and Canada. Utilipro anticipates that the number of competitors will increase as energy markets in the United States and Canada become deregulated.

Significant Customers

Information relating to significant customers and disclosures is contained under the caption "Concentration of Credit Risk" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report and is incorporated herein by reference. Additionally, no one of our customers accounted for more than 10% of our total revenues or operating income in any of our three most recent fiscal years.

Year 2000

Information relating to our year 2000 plan and disclosures is contained under the caption "Year 2000 Readiness Disclosure" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report and is incorporated herein by reference.

Environmental Matters

Information relating to environmental matters and disclosures is contained under the caption "Environmental Matters" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report and is incorporated herein by reference.

Employees

On September 30, 1999, AGL Resources and its subsidiaries had 2,892 employees. Of that total, approximately 700 employees are covered under collective bargaining agreements. Based on current pay levels, it is anticipated that the majority of bargaining unit employees will not receive any base pay increases until the year 2000. The collective bargaining agreements expire in September 2000 and 2001. Certain of those agreements will be renegotiated beginning in January 2000.

ITEM 2.  PROPERTIES

AGL Resources considers its properties and the properties of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

The utility's properties consist primarily of distribution systems and related facilities and local offices serving 237 cities and surrounding areas in the State of Georgia and 13 cities and surrounding areas in the State of Tennessee. As of September 30, 1999, AGLC had 27,381 miles of mains and approximately 5,950,000 Mcf (thousand cubic feet) of liquefied natural gas ("LNG") storage capacity in three LNG plants to supplement the gas supply in very cold weather or emergencies. As of September 30, 1999, Chattanooga had 1,422 miles of mains and approximately 1,080,000 Mcf of LNG storage capacity in its LNG plant. At September 30, 1999, the utility's gross utility plant was approximately $2.3 billion.

At September 30, 1999, AGL Resources' gross nonutility property which consisted primarily of buildings and computer equipment was approximately $117 million.


ITEM 3.  LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding regulatory proceedings, see the preceding sections in Part I, Item 1, "Business - State Regulatory Matters", "Business - Federal Regulatory Matters" and "Business - Environmental Matters."

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






            The remainder of this page was intentionally left blank.

ITEM 4.(A)   EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of AGL Resources. Unless otherwise indicated, the information set forth is as of September 30, 1999.

Walter M. Higgins, age 55, Chairman of AGL Resources since June 1998; President and Chief Executive Officer of AGL Resources since January 1998; Director of AGL Resources since February 1998; Chairman and Chief Executive Officer of AGLC since January 1998; Chairman of the Board, President and Chief Executive Officer of Sierra Pacific Resources from January 1994 until January 1998; and President and Chief Executive officer of Sierra Pacific Power Company, a wholly owned subsidiary of Sierra Pacific Resources, from February 1994 until January 1998.

Michele H. Collins, age 42, Senior Vice President and Chief Administrative and Technology Officer of AGL Resources since March 1999; Assistant Vice President, Information Systems of McDonald's Corporation from May 1995 through February 1999; and Business Unit Executive of IBM from 1990 until 1994.

Clayton H. Preble, age 52, Senior Vice President Marketing, Communications, and External Relations of AGL Resources since June 1999; Senior Vice President of SouthStar Energy Services LLC from its organization in July 1998 until June 1999; Senior Vice President of Georgia Natural Gas Company (f/k/a The Energy Spring, Inc.) from April 1998 until June 1999; President of The Energy Spring, Inc. from its organization in July 1996 until April 1998; Vice President of AGL Resources from 1996 until 1998; and Vice President, Marketing of AGLC from 1994 until 1996.

J. Michael Riley, age 48, Senior Vice President and Chief Financial Officer of AGL Resources and AGLC from May 1998 through October 1999; Vice President and Chief Financial Officer of AGL Resources from August 1996 until May 1998; Vice President and Chief Financial Officer of AGLC from November 1996 until May 1998; Vice President Finance and Accounting of AGLC from 1994 until 1996; and Vice President and Controller of AGLC from 1991 until 1994.

Paula G. Rosput, age 42, President and Chief Operating Officer of AGLC since September 1998; President and Chief Executive Officer of Duke Energy Power Services, Inc., a subsidiary of Duke Energy from 1997 until 1998; President of PanEnergy Power Services, Inc. from 1995 until 1997; and Senior Vice President of Pacific Gas Transmission Company from 1988 until 1995.

Paul R. Shlanta, age 42, Senior Vice President and General Counsel of AGL Resources and AGLC since September 1998; and a principal with Rowe, Foltz & Martin, P.C., an Atlanta law firm, from January 1994 until August 1998.

There are no family relationships among the executive officers.



            The remainder of this page was intentionally left blank.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption "Shareholder Information" on page 66 in the Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption "Selected Financial Data" on page 65 in the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 37 in the Annual Report and is incorporated herein by reference.

ITEM 7.(A)   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is set forth under the caption "Qualitative and Quantitative Disclosures about Market Risk" on page 37 in the Annual Report and is incorporated herein by reference.



            The remainder of this page was intentionally left blank.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item with respect to financial statements is set forth on pages 38 through 64 in the Annual Report. Such information is incorporated herein by reference and includes:

  .  Consolidated Balance Sheets as of September 30, 1999 and 1998.

  . Statements of Consolidated Income for the years ended September 30, 1999, 1998 and 1997.

  . Statements of Consolidated Common Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997.

  . Statements of Consolidated Cash Flows for the years ended September 30, 1999, 1998 and 1997.

  .  Notes to Consolidated Financial Statements.

  .  Independent Auditors' Report.


   The following supplemental data is submitted herewith:

  . Financial Statement Schedule - Valuation and Qualifying Account - Allowance for Uncollectible Accounts.

  .  Independent Auditors' Report.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          FORM 8-K

(a)  Documents Filed as Part of This Report:

   1.    Financial Statements

   Included under Item 8 are the following financial statements:

         Consolidated Balance Sheets as of September 30, 1999 and 1998.

         Statements of Consolidated Income for the Years Ended September 30, 1999, 1998 and 1997.

         Statements of Consolidated Common Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997.

         Statements of Consolidated Cash Flows for the Years Ended September 30, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         Independent  Auditors' Report.

   2. Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended September 30, 1999

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

2.1 Purchase Agreement, dated as of July 29, 1999, by and between AGL Power Services, Inc. (the "Seller"), Sonat Energy Services Company (the "Purchaser"), Sonat Power Marketing, Inc., Sonat Inc., and AGL Resources Inc.

2.2 Purchase Agreement, dated as of July 29, 1999, by and between AGL Gas Marketing, Inc. (the "Seller"), Sonat Energy Services Company (the "Purchaser"), AGL Resources Inc., Sonat Marketing Company, and
         Sonat Inc.


3.1 Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

3.2 Bylaws, as amended and restated on January 15, 1999 (Exhibit 3, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

4.1       Specimen form of Common Stock certificate.

4.2.a     Specimen form of Right certificate (Exhibit 1, 8-K filed March 6,
          1996).

4.2.b     Specimen form of Right certificate, as amended.

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

10.1.c Early Retirement Agreement in substantially the form entered into between AGL Resources Inc. and three of its executive officers (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended June 30, 1999).

10.1.d AGL Resources Inc. 1998 Severance Plan for Officers, together with form of Separation Agreement (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.1.e Consulting Agreement in substantially the form entered into between AGL Resources Inc. and one of its named executive officers.

10.1.f    AGL Resources Inc. Long-Term Incentive Plan (1999).

10.1.g AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.1.h First Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5,
          1993).

10.1.i Second Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.d, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.j Third Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.k Fourth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.f, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.l Fifth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.g, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.m Sixth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.1.n Seventh Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

10.1.o AGL Resources Inc. Nonqualified Savings Plan as amended and restated as of July 1, 1998.

10.1.p AGL Resources Inc. Non-Employee Directors Equity Compensation Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.q AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

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

10.5 100 Day Storage Service Agreement, dated June 1, 1979, between Atlanta Gas Light Company and South Georgia Natural Gas Company, (Exhibit 10(r), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1989).

10.6 Service Agreement under Rate Schedule LSS, dated October 31, 1984, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1989).

10.7 Storage Transportation Agreement, dated June 1, 1979, between Atlanta Gas Light Company and South Georgia Natural Gas Company, (Exhibit 10(v), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990).

10.8 Firm Seasonal Transportation Agreement, dated June 29, 1990, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990).

10.9 Service Agreement under Rate Schedule WSS, dated June 1, 1990, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990).

10.10 Limited-Term Transportation Agreement Contract # A970 dated April 1, 1988, between Atlanta Gas Light Company and CNG Transmission Corporation, (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.11 Service Agreement System Contract #.2271 under Rate Schedule FT, dated August 1, 1991, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.12 Service Agreement System Contract #.4984 dated August 1, 1991, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.13 Service Agreement Contract #830810 under Rate Schedule FT, dated March 1, 1992, between Atlanta Gas Light Company and South Georgia Natural Gas Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.14 Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between Atlanta Gas Light Company and
          Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
          1992).

10.15 Firm Gas Transportation Agreement under Rate Schedule FT-1, dated July 1, 1992, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.16 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated October 25, 1993, between Atlanta Gas Light Company and CNG Transmission Corporation (Exhibit 10(y), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.17 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.18 Firm Seasonal Transportation Agreement, dated February 1, 1992, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation amending Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.19 Service Agreement under Rate Schedule SS-1, dated April 1, 1988, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.20 Firm Gas Transportation Agreement #5049 under Rate Schedule FT-A, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company

          (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.21 Firm Gas Transportation Agreement #5051 under Rate Schedule FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.22 Gas Storage Contract #3998 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.23 Gas Storage Contract #3999 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.24 Gas Storage Contract #3923 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.25 Gas Storage Contract #3947 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.26 Service Agreement #902470 under Rate Schedule FT, dated September 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(hh), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.27 Service Agreement #904460 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.28 Service Agreement #904480 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.29 Service Agreement #904461 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.30 Service Agreement #904481 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ll), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.31 Service Agreement #S20140 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.32 Service Agreement #S20150 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.33 Service Agreement #904470 under Rate Schedule FT, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(oo), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.34 Service Agreement #904471 under Rate Schedule FT-NN, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(pp), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.35 Service Agreement #S20130 under Rate Schedule CSS, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.36 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.37 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.38 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.39 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.40 Firm Transportation Agreement, dated March 1, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30,
          1996).

10.41 Firm Transportation Agreement, dated June 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(tt), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.42 Firm Storage Agreement, effective December 1, 1994, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending
          Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(uu), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.43 Firm Storage Agreement, effective July 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(vv), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.44 Firm Storage Agreement, effective July 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(ww), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.45 Firm Transportation Agreement, dated September 26, 1994, between Atlanta Gas Light Company and South Georgia Natural Gas Company amending Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(xx), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.46 Firm Storage Agreement, effective July 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(yy), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.47 Firm Storage Agreement, effective July 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(zz), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.48 Firm Storage Agreement, effective January 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(z) and replacing Exhibit 10(u), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.49 Firm Storage Agreement, effective January 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(aa) and replacing Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.50 Firm Storage Agreement between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1995).

10.51 FPS-1 Service Agreement, dated July 9, 1996, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.52 Amendment to FS Agreement, dated September 13, 1994, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.54, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.53 Amendment to Letter Agreement, dated July 13, 1994, among and between Southern Natural Gas Company, Atlanta Gas Light Company and Chattanooga Gas Company (Exhibit 10.55, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.54 Three-party agreement between ANR Storage Company, Atlanta Gas Light Company and Southern Natural Gas Company, effective November 1, 1994 (Exhibit 10.56, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.55 Displacement Service Agreement, effective December 15, 1996, between Washington Gas Light Company and Atlanta Gas Light Company (Exhibit 10.57, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.56 Amendment to Firm Storage Agreement, effective July 26, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending
          Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.58, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.57 Amendatory Agreement, effective August 23, 1996, between Southern Natural Gas Company and Atlanta Gas Light Company amending Exhibits 10(ee), 10(ff), 10(hh) and 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.59, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
          1996).

10.58 Service Agreement and Amendments under Rate Schedule FS between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.60, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.59 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10.61, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.60 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Chattanooga Gas Company and East Tennessee Natural Gas Company (Exhibit 10.62, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.61 Extension of Service Agreements #904480 under Rate Schedule FT; #904481 under Rate Schedule FT-NN; and #S20140 under Rate Schedule CSS, all dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

10.62 Amendment to Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated December 15, 1997 (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended March 31,
          1998).

10.63 Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated January 14, 1998 (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.64 Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.65 Amendment, dated October 14, 1999, to Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company.

10.66 Service Agreement dated November 1, 1998 between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Part 284(G) which supersedes Rate Schedule X-289 (Exhibit 10.67, AGL Resources Form 10-K for the fiscal year ended September 30, 1998).

10.67 Service Agreement dated November 1, 1998 between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Rate Schedule WSS-Open Access (Exhibit 10.68, AGL Resources Form 10-K for the fiscal year ended September 30, 1998).

10.68 Guaranty Agreement effective November 1, 1998 between Atlanta Gas Light Company and AGL Resources Inc.

10.69 Indemnification Agreement entered into on January 15, 1999 between Piedmont Propane Company and AGL Resources Inc.

10.70 Indemnification Agreement entered into on January 15, 1999 between Dynegy Inc. and AGL Resources Inc.

10.71 Loan Agreement effective June 30, 1999 between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company, and Dynegy Hub Services Inc.

13        Portions of the AGL Resources Inc. 1999 Annual Report to Shareholders.

21        Subsidiaries of AGL Resources Inc.

23        Independent Auditors' Consent.

24        Powers of Attorney (included with Signature Page hereto).

27        Financial Data Schedule.

(b)  Reports on Form 8-K

  On July 30, 1999, AGL Resources filed a Current Report on Form 8-K dated July 29, 1999, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated July 29, 1999.

  On September 23, 1999, AGL Resources filed a Current Report on Form 8-K dated September 22, 1999, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated September 22, 1999.

  On October 1, 1999, AGL Resources filed a Current Report on Form 8-K dated September 29, 1999, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated September 29, 1999.



            The remainder of this page was intentionally left blank.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 1999.


                                       AGL RESOURCES INC.


                                       By:  /s/  Walter M. Higgins
                                          -------------------------------------
                                                 Walter M. Higgins
                                          Chairman, President and Chief
                                          Executive Officer



                               POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Walter M. Higgins, Albert G. Norman, Jr. and Paul R. Shlanta, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and any and all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 9, 1999.

         Signatures                                       Title
         ----------                                       -----
/s/ Walter M. Higgins                 Chairman, President and Chief Executive Officer
--------------------------------      (Principal Executive Officer) and Director
Walter M. Higgins


/s/ Donald P. Weinstein               Senior Vice President and Chief Financial Officer
--------------------------------      (Principal Accounting and Financial Officer)
Donald P. Weinstein


/s/ Frank Barron, Jr.                 Director
--------------------------------
Frank Barron, Jr.

/s/ Otis A. Brumby, Jr.               Director
--------------------------------
Otis A. Brumby, Jr.


/s/ Robert S. Jepson, Jr.             Director
--------------------------------
Robert S. Jepson, Jr.


/s/ David R. Jones                    Director
--------------------------------
David R. Jones


/s/ Wyck A. Knox, Jr.                 Director
--------------------------------
Wyck A. Knox, Jr.


/s/ Dennis M. Love                    Director
--------------------------------
Dennis M. Love


/s/ Albert G. Norman, Jr.             Director
--------------------------------
Albert G. Norman, Jr.


/s/ D. Raymond Riddle                 Director
--------------------------------
D. Raymond Riddle


/s/ Betty L. Siegel                   Director
--------------------------------
Betty L. Siegel


/s/ Ben J. Tarbutton, Jr.             Director
--------------------------------
Ben J. Tarbutton, Jr.


/s/ Felker W. Ward, Jr.               Director
--------------------------------
Felker W. Ward, Jr.


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of AGL Resources Inc.:

We have audited the consolidated balance sheets of AGL Resources Inc. and subsidiaries of September 30, 1999 and 1998 and the related statements of consolidated income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated October 29, 1999 (November 17, 1999 as to Note 17); such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of AGL Resources Inc. and subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of AGL Resources Inc.'s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
October 29, 1999

(November 17, 1999 as to Note 17)

Schedule II


                          AGL RESOURCES INC. AND SUBSIDIARIES
                           VALUATION AND QUALIFYING ACCOUNT
                         ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
                  FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                     (IN MILLIONS)

-----------------------------------------------------------------------------------------------
                                                  1999                1998                1997
-----------------------------------------------------------------------------------------------
Balance, beginning of year                        $ 4.1               $ 2.6               $ 2.8
Addition:
Provisions charged to income                       12.4                 8.1                 9.8
-----------------------------------------------------------------------------------------------
Total                                              16.5                10.7                12.6

Deduction:
Accounts written off as uncollectible, net         12.2                 6.6                10.0
-----------------------------------------------------------------------------------------------

Balance, end of year                              $ 4.3               $ 4.1               $ 2.6
-----------------------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

2.1 Purchase Agreement, dated as of July 29, 1999, by and between AGL Power Services, Inc. (the "Seller"), Sonat Energy Services Company (the "Purchaser"), Sonat Power Marketing, Inc., Sonat Inc., and AGL Resources Inc.

2.2 Purchase Agreement, dated as of July 29, 1999, by and between AGL Gas Marketing, Inc. (the "Seller"), Sonat Energy Services Company (the "Purchaser"), AGL Resources Inc., Sonat Marketing Company, and
         Sonat Inc.

3.1 Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

3.2 Bylaws, as amended and restated on January 15, 1999 (Exhibit 3, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

4.1      Specimen form of Common Stock certificate.

4.2.a    Specimen form of Right certificate (Exhibit 1, 8-K filed March 6,
         1996).

4.2.b    Specimen form of Right certificate, as amended.

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

10.1.c Early Retirement Agreement in substantially the form entered into between AGL Resources Inc. and three of its executive officers (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended June 30, 1999).

10.1.d AGL Resources Inc. 1998 Severance Plan for Officers, together with form of Separation Agreement (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.1.e Consulting Agreement in substantially the form entered into between AGL Resources Inc. and one of its named executive officers.

10.1.f   AGL Resources Inc. Long-Term Incentive Plan (1999).

10.1.g AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.1.h First Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5,
          1993).

10.1.i Second Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.d, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.j Third Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.k Fourth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.f, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.l Fifth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.g, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.1.m Sixth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.1.n Seventh Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

10.1.o AGL Resources Inc. Nonqualified Savings Plan as amended and restated as of July 1, 1998.

10.1.p AGL Resources Inc. Non-Employee Directors Equity Compensation Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.q AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

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

10.5 100 Day Storage Service Agreement, dated June 1, 1979, between Atlanta Gas Light Company and South Georgia Natural Gas Company, (Exhibit 10(r), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1989).

10.6 Service Agreement under Rate Schedule LSS, dated October 31, 1984, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1989).

10.7 Storage Transportation Agreement, dated June 1, 1979, between Atlanta Gas Light Company and South Georgia Natural Gas Company, (Exhibit 10(v), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990).

10.8 Firm Seasonal Transportation Agreement, dated June 29, 1990, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990).

10.9 Service Agreement under Rate Schedule WSS, dated June 1, 1990, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990).

10.10 Limited-Term Transportation Agreement Contract # A970 dated April 1, 1988, between Atlanta Gas Light Company and CNG Transmission Corporation, (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.11 Service Agreement System Contract #.2271 under Rate Schedule FT, dated August 1, 1991, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.12 Service Agreement System Contract #.4984 dated August 1, 1991, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation, (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

10.13 Service Agreement Contract #830810 under Rate Schedule FT, dated March 1, 1992, between Atlanta Gas Light Company and South Georgia Natural Gas Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.14 Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between Atlanta Gas Light Company and
          Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
          1992).

10.15 Firm Gas Transportation Agreement under Rate Schedule FT-1, dated July 1, 1992, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.16 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated October 25, 1993, between Atlanta Gas Light Company and CNG Transmission Corporation (Exhibit 10(y), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.17 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.18 Firm Seasonal Transportation Agreement, dated February 1, 1992, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation amending Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.19 Service Agreement under Rate Schedule SS-1, dated April 1, 1988, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.20 Firm Gas Transportation Agreement #5049 under Rate Schedule FT-A, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.21 Firm Gas Transportation Agreement #5051 under Rate Schedule FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.22 Gas Storage Contract #3998 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.23 Gas Storage Contract #3999 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.24 Gas Storage Contract #3923 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.25 Gas Storage Contract #3947 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.26 Service Agreement #902470 under Rate Schedule FT, dated September 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(hh), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.27 Service Agreement #904460 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.28 Service Agreement #904480 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.29 Service Agreement #904461 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.30 Service Agreement #904481 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ll), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.31 Service Agreement #S20140 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.32 Service Agreement #S20150 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.33 Service Agreement #904470 under Rate Schedule FT, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(oo), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.34 Service Agreement #904471 under Rate Schedule FT-NN, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(pp), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.35 Service Agreement #S20130 under Rate Schedule CSS, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.36 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.37 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.38 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.39 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.40 Firm Transportation Agreement, dated March 1, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30,
          1996).

10.41 Firm Transportation Agreement, dated June 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(tt), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.42 Firm Storage Agreement, effective December 1, 1994, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending
          Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(uu), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.43 Firm Storage Agreement, effective July 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(vv), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.44 Firm Storage Agreement, effective July 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(ww), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.45 Firm Transportation Agreement, dated September 26, 1994, between Atlanta Gas Light Company and South Georgia Natural Gas Company amending Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(xx), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.46 Firm Storage Agreement, effective July 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(yy), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.47 Firm Storage Agreement, effective July 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(zz), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.48 Firm Storage Agreement, effective January 1, 1996, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(z) and replacing Exhibit 10(u), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.49 Firm Storage Agreement, effective January 1, 1996, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(aa) and replacing Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.50 Firm Storage Agreement between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1995).

10.51 FPS-1 Service Agreement, dated July 9, 1996, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.52 Amendment to FS Agreement, dated September 13, 1994, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.54, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.53 Amendment to Letter Agreement, dated July 13, 1994, among and between Southern Natural Gas Company, Atlanta Gas Light Company and Chattanooga Gas Company (Exhibit 10.55, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.54 Three-party agreement between ANR Storage Company, Atlanta Gas Light Company and Southern Natural Gas Company, effective November 1, 1994 (Exhibit 10.56, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.55 Displacement Service Agreement, effective December 15, 1996, between Washington Gas Light Company and Atlanta Gas Light Company (Exhibit 10.57, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.56 Amendment to Firm Storage Agreement, effective July 26, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending
          Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.58, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.57 Amendatory Agreement, effective August 23, 1996, between Southern Natural Gas Company and Atlanta Gas Light Company amending Exhibits 10(ee), 10(ff), 10(hh) and 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.59, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
          1996).

10.58 Service Agreement and Amendments under Rate Schedule FS between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10.60, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.59 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10.61, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.60 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Chattanooga Gas Company and East Tennessee Natural Gas Company (Exhibit 10.62, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.61 Extension of Service Agreements #904480 under Rate Schedule FT; #904481 under Rate Schedule FT-NN; and #S20140 under Rate Schedule CSS, all dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

10.62 Amendment to Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated December 15, 1997 (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended March 31,
          1998).

10.63 Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated January 14, 1998 (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.64 Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.65 Amendment, dated October 14, 1999, to Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company.

10.66 Service Agreement dated November 1, 1998 between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Part 284(G) which supersedes Rate Schedule X-289 (Exhibit 10.67, AGL Resources Form 10-K for the fiscal year ended September 30, 1998).

10.67 Service Agreement dated November 1, 1998 between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Rate Schedule WSS-Open Access (Exhibit 10.68, AGL Resources Form 10-K for the fiscal year ended September 30, 1998).

10.68 Guaranty Agreement effective November 1, 1998 between Atlanta Gas Light Company and AGL Resources Inc.

10.69 Indemnification Agreement entered into on January 15, 1999 between Piedmont Propane Company and AGL Resources Inc.

10.70 Indemnification Agreement entered into on January 15, 1999 between Dynegy Inc. and AGL Resources Inc.

10.71 Loan Agreement effective June 30, 1999 between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company, and Dynegy Hub Services Inc.

13        Portions of the AGL Resources Inc. 1999 Annual Report to Shareholders.

21        Subsidiaries of AGL Resources Inc.

23        Independent Auditors' Consent.

24        Powers of Attorney (included with Signature Page hereto).

27        Financial Data Schedule.