Form 10-Q
period 1999-12-31
AGL RESOURCES INC
filed 2000-02-14
CIK 1004155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999




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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999.


Common Stock, $5.00 Par Value
Shares Outstanding at December 31, 1999                              56,952,069

AGL RESOURCES INC.

                         Quarterly Report on Form 10-Q
                    For the Quarter Ended December 31, 1999


                               Table of Contents

 Item                                                                     Page
Number                                                                   Number


        PART I - FINANCIAL INFORMATION

        1       Financial Statements (Unaudited)

                Condensed Statements of Consolidated Income                  3
                Condensed Consolidated Balance Sheets                        4
                Condensed Consolidated Statements of Cash Flows              6

        Notes to Condensed Consolidated Financial Statements                 7

        2       Management's Discussion and Analysis of Results of
                Operations and Financial Condition                          11

        3       Quantitative and Qualitative Disclosure About Market Risk   24

                PART II - OTHER INFORMATION

        1       Legal Proceedings                                           25

        4       Submission of Matters to a Vote of Security Holders         25

        5       Other Information                                           25

        6       Exhibits and Reports on Form 8-K                            26

                SIGNATURE                                                   27


                               Page 2 of 27 Pages

              PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                       AGL RESOURCES INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               Three Months
                                                              1999      1998
                                                         ---------   --------
Operating Revenues ...................................   $   182.3   $ 323.9
Cost of Sales ........................................        54.6     187.0
-----------------------------------------------------------------------------
     Operating Margin ................................       127.7     136.9

Other Operating Expenses .............................        94.2      89.2
-----------------------------------------------------------------------------
     Operating Income ................................        33.5      47.7

Other Income (Loss) ..................................         6.9      (7.9)
-----------------------------------------------------------------------------
     Income Before Interest and Income Taxes .........        40.4      39.8

Interest Expense and Preferred Stock Dividends
     Interest expense ................................        12.2      14.2
     Dividends on preferred stock of subsidiary ......         1.5       1.5
-----------------------------------------------------------------------------
          Total interest expense and preferred
          stock dividends ............................        13.7      15.7
-----------------------------------------------------------------------------
     Income Before Income Taxes ......................        26.7      24.1
Income Taxes .........................................         9.6       8.2
-----------------------------------------------------------------------------
     Net Income ......................................   $    17.1   $  15.9
=============================================================================

Earnings (Loss) per Common Share
     Basic ...........................................   $     0.30  $   0.28
     Diluted .........................................   $     0.30  $   0.28

Weighted Average Number of Common
     Shares Outstanding
     Basic ...........................................        56.9      57.4
     Diluted .........................................        57.0      57.7

Cash Dividends Paid Per Share of
     Common Stock ....................................   $     0.27  $   0.27


       See notes to condensed consolidated financial statements.

                               Page 3 of 27 Pages

                    AGL RESOURCES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                     (Unaudited)
                                                        December    September
                                                             31,          30,
ASSETS                                                      1999         1999
Current Assets
      Cash and cash equivalents ...................    $     4.2    $    32.9
      Receivables (less allowance for uncollectible
          accounts of $5.7 at December 31, 1999
          and $4.3 at September 30, 1999) .........         51.4         50.7
      Inventories
          Natural gas stored underground ..........         20.6         47.3
          Liquefied natural gas ...................          3.0          6.7
          Other ...................................         11.4         12.9
      Deferred purchased gas adjustment ...........          1.1          2.8
      Other .......................................          3.9          4.2
------------------------------------------------------------------------------
          Total current assets ....................         95.6        157.5
------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant ...............................      2,300.4      2,274.3
      Less  accumulated depreciation ..............        772.4        757.1
------------------------------------------------------------------------------
          Utility plant - net .....................      1,528.0      1,517.2
------------------------------------------------------------------------------
      Nonutility property .........................        118.1        116.7
      Less  accumulated depreciation ..............         37.9         35.0
------------------------------------------------------------------------------
          Nonutility property - net ...............         80.2         81.7
------------------------------------------------------------------------------
          Total property, plant and equipment - net      1,608.2      1,598.9
------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs ....        146.4        150.2
      Investments in joint ventures ...............         41.8         28.2
      Other .......................................         38.4         34.5
------------------------------------------------------------------------------
          Total deferred debits and other assets ..        226.6        212.9
------------------------------------------------------------------------------
Total Assets ......................................    $ 1,930.4    $ 1,969.3
==============================================================================


     See notes to condensed consolidated financial statements.

                               Page 4 of 27 Pages

                    AGL RESOURCES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                         (Unaudited)
                                                            December  September
                                                                 31,        30,
LIABILITIES AND CAPITALIZATION                                  1999       1999
Current Liabilities
      Accounts payable - trade ........................   $     34.6  $   31.3
      Short-term debt .................................         59.0       1.5
      Customer deposits ...............................          2.2       7.4
      Interest ........................................         12.6      26.0
      Taxes ...........................................         28.7      30.1
      Gas cost credits ................................          2.0      37.9
      Current portion of long-term debt ...............         10.0      50.0
      Other ...........................................         28.2      38.7
-------------------------------------------------------------------------------
          Total current liabilities ...................        177.3     222.9
-------------------------------------------------------------------------------
Accumulated Deferred Income Taxes .....................        216.1     211.3
-------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs ............        102.4     102.4
      Accrued postretirement benefits costs ...........         32.9      32.4
      Deferred credits ................................         49.8      49.2
      Other ...........................................          6.0       5.3
-------------------------------------------------------------------------------
          Total long-term liabilities .................        191.1     189.3
-------------------------------------------------------------------------------
Capitalization
      Long-term debt ..................................        610.0     610.0
      Subsidiary obligated mandatorily redeemable
          preferred securities ........................         74.3      74.3
      Common stockholders' equity, $5 par value,
          shares issued of 57.8 at December 31, 1999
          and September 30, 1999 ......................        677.6     675.9
      Less:  Shares held in treasury, at cost
              0.8 shares at December 31, 1999 and
              0.7 shares at September 30, 1999 ........        (16.0)    (14.4)
-------------------------------------------------------------------------------
          Total capitalization ........................      1,345.9   1,345.8
-------------------------------------------------------------------------------
Total Liabilities and Capitalization ..................   $  1,930.4  $1,969.3
===============================================================================


     See notes to condensed consolidated financial statements.

                               Page 5 of 27 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                   Three Months
                                                                  1999     1998
Cash Flows from Operating Activities
  Net income ................................................  $  17.1   $ 15.9
  Adjustments to reconcile net income to net
     cash flow from operating activities
       Depreciation and amortization .......................      21.2     21.0
       Deferred income taxes ...............................       4.8      4.0
       Other ...............................................      (0.4)    (0.3)
  Changes in certain assets and liabilities
       Receivables .........................................      (0.7)   (92.9)
       Inventories .........................................      31.9     35.5
       Accounts payable ....................................       3.3     22.6
       Gas cost credits ....................................     (35.9)     --
       Accrued interest ....................................     (13.4)   (11.2)
       Other current liabilities ...........................     (10.5)    10.0
       Other-net ...........................................      (6.8)    (1.6)
--------------------------------------------------------------------------------
         Net cash flow from operating
           activities .....................................       10.6      3.0
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net borrowings of debt ....................................     17.5     36.5
  Sale of common stock, net of expenses and noncash dividends     (2.4)     1.3
  Sale of treasury shares ...................................      2.9      --
  Purchase of treasury shares ...............................     (4.5)     --
  Dividends paid on common stock ............................    (13.0)   (12.9)
--------------------------------------------------------------------------------
         Net cash flow from financing
           activities .....................................        0.5     24.9
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Utility plant expenditures ................................    (33.7)   (25.5)
  Non-utility property expenditures .........................     (1.6)    (3.9)
  Cash provided to joint ventures ...........................     (9.4)     --
  Other .....................................................      4.9      0.6
--------------------------------------------------------------------------------
         Net cash used in investing
           activities .....................................      (39.8)   (28.8)
--------------------------------------------------------------------------------
         Net increase (decrease) in cash
           and cash equivalents ...........................      (28.7)    (0.9)
         Cash and cash equivalents at
           beginning of period ............................       32.9      0.9
--------------------------------------------------------------------------------
         Cash and cash equivalents at
           end of period ..................................    $   4.2   $  --
================================================================================
Cash Paid During the Period for
  Interest ..................................................  $  26.0   $ 25.5
  Income taxes ..............................................  $   2.9   $  0.1

                               Page 6 of 27 Pages

                      AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   GENERAL

AGL Resources Inc. is the holding company for Atlanta Gas Light Company ("AGLC") and its wholly- owned subsidiary, Chattanooga Gas Company ("Chattanooga"), which are both natural gas local distribution utilities. Additionally, AGL Resources Inc. owns or has an interest in several non-utility subsidiaries and joint ventures. AGL Resources Inc. and its subsidiaries are collectively referred to as "AGL Resources."

In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments necessary for a fair statement of the results of the interim periods reflected. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the financial statements and the notes included in the annual report on Form 10-K of AGL
Resources for the fiscal year ended September 30, 1999. Due to the seasonal nature of a portion of AGL Resources' businesses, the results of operations for the three-month period are not necessarily indicative of results of operations for a twelve-month period.

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. Those estimates and assumptions affect various matters, including:

- Reported amounts of assets and liabilities in our Condensed Consolidated Balance Sheets as of the dates of the financial statements;

- Disclosure of contingent assets and liabilities as of the dates of the financial statements; and

- Reported amounts of revenues and expenses in our Condensed Statements of Consolidated Income during the reported periods.

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

2. OVERVIEW OF THE TRANSITION FROM A REGULATED TO A COMPETITIVE BUSINESS ENVIRONMENT

Pursuant to Georgia's 1997 Natural Gas Competition and Deregulation Act ("Deregulation Act"), AGLC unbundled various components of its services to end-use customers. Historically, only large, interruptible commercial and industrial customers had the option of purchasing natural gas from suppliers other than AGLC and transporting such natural gas through AGLC's distribution system for delivery. The Deregulation Act enabled AGLC to unbundle its delivery service and other related services from the sale of natural gas for all customers, thus allowing firm residential and small commercial customers to purchase natural gas and other services from suppliers other than AGLC. Effective October 1, 1999, virtually all of AGLC's 1.4 million customers in Georgia were purchasing natural gas from marketers who were approved and certificated ("certificated marketers") by the Georgia Public Service Commission ("GPSC"). As a result of the Deregulation Act, AGLC has become primarily a provider of delivery service and other related services.

                               Page 7 of 27 Pages

2. OVERVIEW OF THE TRANSITION FROM A REGULATED TO A COMPETITIVE BUSINESS ENVIRONMENT (CONTINUED)

As a result of the transition to competition, numerous changes have occurred with respect to the services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services. Consequently, AGLC's future revenues and expenses will not follow historical patterns due to the provision of delivery services to end-use customers which are priced based upon straight fixed variable ("SFV") rates. The effect of SFV rates is to spread evenly throughout the year AGLC's recovery of its delivery service costs. Although, when compared to corresponding quarters of prior years, the effect of SFV rates is to shift utility delivery service revenues among quarters, AGLC's annual delivery service revenues should remain relatively consistent with annual delivery service revenues of prior years.

AGLC continues to provide intrastate delivery service through its existing pipeline system to end-use customers in Georgia, but has exited the natural gas sales function. AGLC's delivery of natural gas remains subject to the GPSC's continued regulation of delivery rates, safety, access to AGLC's system, and quality of service for all aspects of delivery service.

Certificated marketers, including AGL Resources' marketing affiliate, SouthStar Energy Services LLC ("SouthStar"), compete to sell natural gas to end-use customers at market-based prices. AGLC allocates delivery capacity to certificated marketers in proportion to the number and size of residential and small commercial customers served by each certificated marketer. Delivery capacity that is not used on any day to serve residential and small commercial customers is made available to large, interruptible commercial and industrial customers. Similarly, AGLC has allocated to certificated marketers the majority of the pipeline storage services that it has under contract, along with a corresponding amount of inventory.

During the transition to competition, AGLC continued to provide gas sales service to customers who had not yet switched to a certificated marketer. Pursuant to a joint stipulation agreement with the GPSC, AGLC implemented a rate structure for gas sales that ensured AGLC's recovery of its purchased gas costs incurred from October 6, 1998 through September 30, 1999, without creating any significant income or loss. The joint stipulation agreement provided for a true-up for any profit or loss outside of a specified range during fiscal 1999. During December 1999, as contemplated by the joint stipulation agreement, AGLC paid $33 million in over-collected purchased gas costs to the GPSC. Since AGLC paid the $33 million to the GPSC, the GPSC subsequently will coordinate with the certificated marketers to provide customers with a credit on their marketer's bill. To be eligible for the refund credit, the customer must have been on AGLC's system on April 25, 1999, and still connected as of March 20, 2000. The average refund per customer is expected to be approximately $24 to $26. (See Gas Cost Credits in the Financial Condition section contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

Also during the transition to competition, AGLC continued to bill end-use customers who had not yet switched to certificated marketers for gas sales service and for certain ancillary services. These ancillary services included meter reading, billing, bill inquiry, payment processing, and collection services. Once an end-use customer switched to a certificated marketer for gas sales service, the Deregulation Act permitted AGLC to bill the marketer only for the AGLC-provided ancillary services actually used by the marketer. AGLC was unable, however, to eliminate all of the costs associated with the provision of ancillary services as quickly as customers switched to certificated marketers for natural gas sales, thereby creating an imbalance between revenues and expenses.

                               Page 8 of 27 Pages

2. OVERVIEW OF THE TRANSITION FROM A REGULATED TO A COMPETITIVE BUSINESS ENVIRONMENT (CONTINUED)

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

3.   EARNINGS PER COMMON SHARE AND COMMON STOCKHOLDERS' EQUITY

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur when common share equivalents are added to common shares outstanding. AGL Resources' only common share equivalents are stock options whose exercise prices were less than the average market price of the common shares for the respective periods. As of December 31, 1999 and 1998, respectively, options to purchase 2,657,818 and 22,252 shares of common stock were outstanding, and were not included in the computation of diluted earnings per common share because the exercise prices of those options were greater than the average market price of the common shares for the respective periods.

On October 5, 1999, the Board of Directors of AGL Resources authorized a plan to repurchase up to 3.6 million shares (6.3% of total outstanding as of September 30, 1999) of AGL Resources common stock over a period ending no later than September 30, 2001. Open market purchases of the shares may be made from time to time, subject to availability, and the repurchased shares will be held in treasury.

During the three months ended December 31, 1999, AGL Resources repurchased 258,900 shares of common stock for a total of $4.5 million pursuant to the above noted stock repurchase plan. During that same period, AGL Resources issued 158,476 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

4.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AGL Resources will adopt SFAS 133 on October 1, 2000. The impact of SFAS 133 on AGL Resources' consolidated financial statements is under review and is currently unknown.

5.   ENVIRONMENTAL MATTERS

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

                               Page 9 of 27 Pages

AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

For each of the MGP sites, AGLC has estimated its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which AGLC may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of December 31, 1999, AGLC has recorded the lower end of the range, or $102.4 million, as a liability, which remains unchanged from September 30, 1999, and a corresponding regulatory asset.

6.   SEGMENT INFORMATION

AGL Resources is organized into two operating segments: Utility and Non-utility. Management evaluates segment performance based on net income, which includes the effects of corporate expense allocations. There were no material inter-segment sales during the quarters ended December 31, 1999 or 1998.

Three Months Ended
                                       December 31, 1999                          December 31, 1998

(Millions of Dollars)          Utility    Non-utility     Total           Utility    Non-utility     Total
                              -----------------------------------        -----------------------------------

Operating Revenues              $ 171.3     $ 11.0        $ 182.3         $ 317.2       $ 6.7       $ 323.9
Depreciation and Amortization      17.8        3.4           21.2            17.6         3.4          21.0
Interest Expense                   11.9        0.3           12.2            13.0         1.2          14.2
Interest Income                     0.1        0.2            0.3             -           -             -
Equity in the Net Income
(Loss) of Joint Ventures            -          4.8            4.8             -          (7.9)         (7.9)
Income Tax Expense (Benefit)       10.0       (0.4)           9.6            12.4        (4.2)          8.2
Net Income (Loss)                  17.6       (0.5)          17.1            22.5        (6.6)         15.9
Capital Expenditures               33.7        1.6           35.3            25.5         3.9          29.4


Balance as of                           December 31, 1999                         September 30, 1999
                             --------------------------------------     --------------------------------------

(Millions of Dollars)            Utility   Non-utility      Total           Utility   Non-utility      Total

Identifiable Assets (A)        $ 1,782.8     $ 105.8     $ 1,888.6        $ 1,798.6     $ 142.5     $ 1,941.1
Investments in Joint Ventures        0.4        41.4          41.8              0.4        27.8          28.2

(A) Identifiable assets are those assets used in each segment's operations.


                              Page 10 of 27 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 allows public companies to provide cautionary remarks about forward-looking statements that they make in documents that are filed with the Securities and Exchange Commission. Forward-looking statements in our Management's Discussion and Analysis include statements about the following:

-    Deregulation;
-    Concentration of credit risk;
-    Environmental investigations and cleanups; and
-    Quantitative and qualitative disclosures about market risk.

Important factors that could cause our actual results to differ substantially from those in the forward-looking statements include, but are not limited to, the following:

-    Changes in price and demand for natural gas and related products;
- Impact of changes in state and federal legislation and regulation on both the gas and electric industries;
- Effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, unknown risks related to nonregulated businesses, and unknown issues such as the stability of certificated marketers;
-    Concentration of credit risk in certificated marketers;
-    Industry consolidation;
-    Changes in accounting policies and practices;
- Interest rate fluctuations, financial market conditions, and economic conditions, generally; and
- Uncertainties about environmental issues and the related impact of such issues.

Nature of Our Business

AGL Resources Inc. is the holding company for:

- Atlanta Gas Light Company ("AGLC") and its wholly-owned subsidiary, Chattanooga Gas Company ("Chattanooga"), which are natural gas local distribution utilities;
-    AGL Energy Services, Inc. ("AGLE"), a gas supply services company; and
-    Several non-utility subsidiaries.

AGL Resources and its subsidiaries are collectively referred to as "AGL Resources."

                              Page 11 of 27 Pages

AGLC conducts its primary business, the distribution of natural gas, in Georgia including Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta. Chattanooga distributes natural gas in the Chattanooga and Cleveland areas of Tennessee. The Georgia Public Service Commission ("GPSC") regulates AGLC, and the Tennessee Regulatory Authority ("TRA") regulates Chattanooga. AGLE is a nonregulated company that bought and sold the natural gas that was supplied to AGLC's customers during the deregulation transition period to full competition in Georgia. Currently, AGLE buys and sells natural gas for Chattanooga's customers.

AGLC comprises substantially all of AGL Resources' assets, revenues, and earnings. The operations and activities of AGLC, AGLE, and Chattanooga, collectively, are referred to as the "utility." The utility's total other operating expenses include costs allocated from AGL Resources Inc.

AGL Resources currently owns or has an interest in the following non-utility businesses:

- SouthStar Energy Services LLC ("SouthStar"), a joint venture among a subsidiary of AGL Resources and subsidiaries of Dynegy, Inc. and Piedmont Natural Gas Company. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name "Georgia Natural Gas Services;"
- AGL Investments, Inc., which currently manages certain non-utility businesses including:
     - AGL Propane, Inc. ("Propane"), which engages in the sale of propane and related products and services in Georgia, Alabama, Tennessee and North Carolina;
     - Trustees Investments, Inc., which owns Trustees Gardens, a residential and retail development located in Savannah, Georgia; and
     - Utilipro, Inc. ("Utilipro"), in which AGL Resources has an 85% ownership interest and which engages in the sale of integrated customer care solutions and billing services to energy marketers in the United States and Canada;
- AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company LLC ("Etowah"), a joint venture with Southern Natural Gas Company. Etowah was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility.




           (The remainder of this page was intentionally left blank.)

                              Page 12 of 27 Pages

RESULTS OF OPERATIONS

Three-Month Period Ended December 31, 1999 and 1998

In this section, the results of operations for the three-month periods ended December 31, 1999 and 1998 are compared.

Operating Margin Analysis
(Dollars in Millions)


                        Three Months Ended
                      12/31/99      12/31/98           Favorable/(Unfavorable)
                      --------      --------          -------------------------
Operating Revenues
     Utility           $ 171.3       $ 317.2          $ (145.9)         (46.0%)
     Non-utility          11.0           6.7               4.3           64.2%
                       -------       -------          ---------         -------
     Total             $ 182.3       $ 323.9          $ (141.6)         (43.7%)
                       =======       =======          =========         =======
Cost of Sales
     Utility          $   51.8       $ 184.9           $ 133.1           72.0%
     Non-utility           2.8           2.1              (0.7)         (33.3%)
                       -------       -------          ---------         -------
     Total            $   54.6     $   187.0           $ 132.4           70.8%
                       =======       =======          =========         =======
Operating Margin
     Utility           $ 119.5       $ 132.3          $  (12.8)          (9.7%)
     Non-utility           8.2           4.6               3.6           78.3%
                       -------       -------          ---------         -------
     Total             $ 127.7       $ 136.9         $    (9.2)          (6.7%)
                       =======       =======          =========         =======


OPERATING REVENUES
Total operating revenues for the three months ended December 31, 1999 decreased to $182.3 million from $323.9 million for the same period last year, a decrease of 43.7%.

UTILITY. Utility operating revenues decreased to $171.3 million for the three months ended December 31, 1999 from $317.2 million for the same period last year. The decrease of $145.9 million in utility operating revenues was primarily due to the following factors:

- Due to Georgia's 1997 Natural Gas Competition and Deregulation Act ("Deregulation Act"), Georgia customers began to switch from AGLC to certificated marketers for natural gas purchases beginning November 1, 1998. As of October 1, 1999, except for isolated circumstances, all of AGLC's approximately 1.4 million Georgia customers had switched to or had been assigned to certificated marketers. As a result, AGLC sold less gas. The reduction in gas sold resulted in a net decrease of $133.1 million in the utility's sales service revenues and a comparable decrease in the utility's gas costs. This decrease was primarily due to the following factors:
     - A decrease of $143.8 million in the cost of gas sold to end-use customers resulting from customer migration to certificated marketers. Historically, AGLC recovered its actual gas costs, including carrying costs related to storage gas inventories, from its customers;

     - A decrease of $12.5 million associated with reduced levels of gas sold outside of the utility's distribution system; and

     - These decreases were partially offset by an increase in revenues due to $22.2 million of sales of gas inventory to certificated marketers.

                              Page 13 of 27 Pages

- A decrease of $14.7 million in delivery service revenue due to the loss of ancillary service revenues and certain transition revenues. Transition revenues decreased $10.8 million due to customer migration to certificated marketers. Additionally, AGLC's late payment fee revenue from end-use customers decreased $5.5 million. This decrease was primarily due to AGLC no longer billing end-use customers.

NON-UTILITY. Non-utility operating revenues increased to $11.0 million for the three months ended December 31, 1999 from $6.7 million for the same period last year. The net increase of $4.3 million was primarily due to the following factors:
- An increase of $3.3 million in Utilipro's operating revenues. Utilipro engages in the sale of integrated customer care solutions to energy marketers. Utilipro's growth in revenue over the previous year is primarily due to the rapid customer growth experienced by Georgia's certificated marketers; and
- An increase of $1.3 million in Propane's operating revenues. The increase is due to weather that was 21% colder than during the same period last year. Additionally, the selling price per gallon increased compared with the same period in fiscal 1999.

COST OF SALES
Total cost of sales decreased to $54.6 million for the three months ended December 31, 1999 from $187.0 million for the same period last year, a decrease of 70.8%.

UTILITY. The utility's cost of sales decreased to $51.8 million for the three months ended December 31, 1999 from $184.9 million for the same period last year. The decrease of $133.1 million in the utility's cost of sales was primarily due to the same factors as described above. (See Utility section under Operating Revenues.) This decrease was partially offset by an increase of $4.2 million in cost of gas sold in Chattanooga as a result of weather that was colder than the prior year.

NON-UTILITY. Non-utility cost of sales increased to $2.8 million for the three months ended December 31, 1999 from $2.1 million for the same period last year. The increase was primarily due to an increase of $1.1 million in Propane's cost of gas resulting from more gallons of propane sold as compared to the same period last year. The increase in gallons sold was due to weather that was 21% colder than during the same period last year.

OPERATING MARGIN
Total operating margin decreased to $127.7 million for the three months ended December 31, 1999 from $136.9 million for the same period last year, a decrease of 6.7%.

UTILITY. The utility's operating margin decreased to $119.5 million for the three months ended December 31, 1999 from $132.3 million for the same period last year. The decrease of $12.8 million was due primarily to a decrease of $14.7 million in delivery service revenue due to the loss of ancillary service revenues and certain transition revenues. Transition revenues decreased $10.8 million due to customer migration to certificated marketers. Additionally, AGLC's late payment fee revenue from end-use customers decreased $5.5 million. This decrease was primarily due to AGLC no longer billing end-use customers. This decrease was partially offset by an increase of $2.2 million due to continued customer growth.

                              Page 14 of 27 Pages

The utility's operating margin as a percentage of operating revenues increased to 69.8% for the three months ended December 31, 1999 from 41.7% for the same period last year. This increase was primarily due to decreased revenues from gas sales and a corresponding decrease in cost of gas resulting from deregulation. This transition from the gas sales to delivery service function should not effect AGLC's operating margin. However, since AGLC's costs associated with the revenues derived from providing delivery and other related services are included in total other operating expenses, AGLC's operating margin as a percentage of operating revenues has increased from the same period last year.

NON-UTILITY. Non-utility operating margin increased to $8.2 million for the three months ended December 31, 1999 from $4.6 million for the same period last year, an increase of 78.3%. The increase is primarily due to an increase of $3.3 million in Utilipro's operating margin due to increased demand for customer care services and customer growth. Because it is a service company, expenses related to Utilipro are included in total other operating expenses. As a result, there is an increase in operating revenue without a similar increase in cost of sales, resulting in the increase in operating margin for the three months ended December 31, 1999 as compared with the same period last year.

TOTAL OTHER OPERATING EXPENSES
Total other operating expenses increased to $94.2 million for the three months ended December 31, 1999 from $89.2 million for the same period last year, an increase of 5.6%.

Total Other Operating Expenses Analysis
(Dollars in Millions)

                         Three Months Ended
                       12/31/99       12/31/98          Favorable/(Unfavorable)
                       --------       --------        --------------------------
Total Other Operating
Expenses
     Utility            $  81.8        $  84.6        $    2.8             3.3%
     Non-utility           12.4            4.6            (7.8)         (169.6%)
                        -------        -------        ---------        ---------
     Total              $  94.2        $  89.2        $   (5.0)           (5.6%)
                        =======        =======        =========        =========


UTILITY. Utility total other operating expenses decreased $2.8 million as compared with the same period last year. The decrease was primarily due to a $3.8 million decrease in customer service expenses related to meter reading, billing, bill inquiry, payment processing and collection services resulting from the migration of customers to certificated marketers. The decrease was partially offset by an increase in depreciation expense of $0.5 million due to increased depreciable property.

NON-UTILITY. Non-utility total other operating expenses increased $7.8 million as compared with the same period last year primarily due to the following factors:

- An increase of $4.4 million in Utilipro's operating expenses due to increased demand for services and strong customer growth as described above. (See Non-utility section under Operating Revenues.); and
- An increase of $2.0 million in operating expenses primarily due to charges related to management restructuring.

                              Page 15 of 27 Pages

OTHER INCOME/(LOSS)
Other income totaled $6.9 million for the three months ended December 31, 1999, compared with other losses of $7.9 million for the same period last year. The increase in other income of $14.8 million is primarily due to the following factors:

- AGL Resources' portion of SouthStar's income increased to $4.8 million from a loss of $1.4 million, an increase of $6.2 million. The improved performance by SouthStar is primarily due to an increase in customers served and lower marketing expenses; and
- During the first quarter of fiscal 1999, AGL Resources recorded pre-tax losses related to its interests in Sonat Marketing Company L.P. ("Sonat Marketing") and Sonat Power Marketing L.P. ("Sonat Power Marketing") totaling approximately $6.5 million. AGL Resources sold its interests in Sonat Marketing and Sonat Power Marketing during the fourth quarter of fiscal 1999.

INTEREST EXPENSE
Interest expense decreased to $12.2 million for the three months ended December 31, 1999 from $14.2 million for the same period last year. The decrease of $2.0 million was primarily due to the following:

- A decrease of $1.0 million resulting from decreased amounts of short-term debt outstanding during the period; and
- A decrease of approximately $1.0 million on customer deposits as a result of customer migration to certificated marketers.

INCOME TAXES
Income tax expense increased to $9.6 million for the three months ended December 31, 1999 from $8.2 million for the same period last year. The increase in income taxes of $1.4 million was due primarily to the increase in income before income taxes compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the three months ended December 31, 1999 was 36.0% as compared to 34.0% for the same period last year.




           (The remainder of this page was intentionally left blank.)

                              Page 16 of 27 Pages

FINANCIAL CONDITION

SEASONALITY OF BUSINESS
Historically, the utility business has been seasonal in nature, resulting in a substantial increase in accounts receivable from customers from September 30 to December 31 due to higher billings during colder weather. The utility used natural gas stored underground to serve its customers during periods of colder weather, resulting in a substantial decrease in gas inventories when comparing December 31 with September 30. As a result of deregulation, the seasonality of both expenses and revenues related to AGLC's Georgia operations has diminished as end-use customers have migrated to certificated marketers. (See Note 2. Overview of the Transition from a Regulated to a Competitive Business Environment.)

Inventory of natural gas stored underground decreased $26.7 million during the three months ended December 31, 1999. Natural gas stored underground decreased primarily due to the assignment of most of AGLC's inventories to certificated marketers in accordance with deregulation.

AGL Resources generally meets its liquidity requirements through operating cash flow and the issuance of short-term debt. Short-term debt is utilized to meet seasonal working capital requirements and to temporarily fund capital expenditures. Lines of credit with various banks provide for direct borrowings and are subject to annual renewal. Availability under the current lines of credit ranges up to $260 million.

Short-term debt increased $57.5 million to $59.0 million as of December 31, 1999 from $1.5 million as of September 30, 1999. The increase in short-term debt is primarily due to the repayment of $40 million of AGLC's long-term debt, which matured during the quarter. AGL Resources expects to be less dependent on short-term debt since there is no need to replenish natural gas inventories which have been assigned to certificated marketers in accordance with deregulation.

Operating cash flow increased to $10.6 million for the three months ended December 31, 1999 as compared to $3.0 million for the same period last year primarily due to assignment of inventories to certificated marketers and a decrease in gas accounts receivable due to the migration of customers to certificated marketers. These increases in operating cash flow were partially offset by a decrease in gas cost credits.

Management believes available credit will be sufficient to meet working capital needs both on a short and long-term basis. However, capital needs depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

TRANSITION TO COMPETITION

UTILITY

The regulated rate structure under which AGLC unbundled its gas sales and delivery service assumed that AGLC's costs associated with providing customer service decreased each time a customer switched to a certificated marketer for gas sales service, and such costs would be eliminated at the time the switch was made. In fact, a significant portion of the costs associated with customer service activities ("ancillary services"), including billing, bill inquiry, payment processing and collection services, could not be eliminated for a period of up to several months, during which AGLC continued to incur these expenses.

                              Page 17 of 27 Pages

The accelerated pace of customer migration to certificated marketers also required AGLC to incur additional customer service expenses, not originally provided for in regulated rates, in order to maintain a high level of customer service during the transition to competition. As a result, during fiscal 1999, AGLC increased its staffing of customer service representatives and increased other call center related expenses rather than reducing them.

At September 30, 1999, approximately 18% of AGLC's Georgia customers had not been switched to certificated marketers. Such customers were switched on October 1, 1999, with the exception of approximately 15,000 customers who were switched during the first quarter of fiscal 2000. Therefore, as of October 1, 1999, almost all of AGLC's remaining customers were receiving service from certificated marketers. AGLC's annual delivery service revenues for fiscal 1999 associated with providing ancillary services and certain transition revenues were reduced by approximately $38.6 million as compared to fiscal 1998; however, associated costs were not reduced by the same amount, resulting in an adverse effect on net income. Transition revenues decreased $15.8 million due to customer migration to certificated marketers. The remaining decrease of $22.8 million was primarily due to the timing of the implementation of the new straight fixed variable ("SFV") rate structure for AGLC delivery service that became effective during the fourth quarter of fiscal 1998. The impact of the revenue and cost imbalance related to the transition to competition is expected to continue into fiscal 2000.

AGLC is pursuing solutions to this revenue and cost imbalance aggressively, including reducing or eliminating costs as quickly as possible, consistent with prudent business practices, and increasing employee productivity at customer call centers. The Deregulation Act authorizes an electing distribution company, like AGLC, to recover prudently incurred costs that are found by the GPSC to be "stranded" as a result of the transition to competition, and necessary to provide a reasonable rate of return. On June 25, 1999, AGLC filed a request with the GPSC for an accounting order (the "Order"), which would allow AGLC to defer transition costs which are considered by AGLC to be "stranded." The Order, which was approved on October 19, 1999, allows AGLC to defer these costs if such costs are incurred from October 1, 1999 to September 30, 2000, and recovery is necessary in order for AGLC to earn the 11% return on common stockholders' equity approved by the GPSC in AGLC's last rate case. In order to be deferred, the cost must also be one that:

- AGLC is still incurring but, as a result of deregulation, is no longer receiving revenue from the rate or rates which were set based on that cost;
-    Is prudently incurred; and
-    Cannot be mitigated.

As of December 31, 1999, AGLC has deferred $1.6 million in expenses related to deregulation. A regulatory asset in that amount has been established under the caption "Other Assets" on the Condensed Consolidated Balance Sheets.

NON-UTILITY

UTILIPRO. Utilipro engages in the sale of integrated customer care solutions to energy marketers. The accelerated pace of customer migration to certificated marketers has resulted in rapid customer growth and increased demand for Utilipro's services. For the three months ended December 31, 1999, Utilipro's operating revenues increased $3.3 million and total other operating expenses increased $4.4 million compared with the same period for the previous year. This trend of increasing operating revenues and expenses associated with increasing demand for customer service is expected to continue in fiscal 2000 as Utilipro continues to be in a start up mode. Therefore, management is considering several strategic options in connection with AGL Resources' investment in Utilipro.

                              Page 18 of 27 Pages

PROPANE. Management currently is evaluating strategic options related to AGL Resources' propane operations, and anticipates that during fiscal 2000 its propane operations will be either combined with propane operations of other unrelated third parties in order to gain scale or be sold.

CONCENTRATION OF CREDIT RISK
AGLC has concentration of credit risk related to the provision of services to certificated marketers. At September 30, 1998, AGLC billed approximately 1.4 million end-use customers in Georgia for its services. In contrast, at December 31, 1999, AGLC billed 15 certificated and active marketers in Georgia for services. These 15 certificated marketers, in turn, bill the 1.4 million end-use customers.

As of December 31, 1999, 68.8% of AGL Resources' total gas receivables were due from 8 of the 15 certificated and active marketers and 5.6% were due from end-use customers in Georgia who migrated to certificated marketers late in fiscal 1999 or who were randomly assigned. Beginning October 1, 1999, only gas receivables primarily attributable to Chattanooga will be due from end-use customers. As a result, in fiscal 2000, a significantly higher percentage of AGL Resources' total gas receivables will be due from Georgia certificated marketers than was the case in prior years.

Several factors mitigate the risks to AGL Resources of the increased concentration of credit that has resulted from deregulation. First, in order to obtain a certificate from the GPSC, a certificated marketer must demonstrate to the GPSC, among other things, that is possesses satisfactory financial and technical capability to render the certificated service. Second, AGLC has instituted certain practices and imposed certain requirements designed to reduce credit risk. These include:

- Pursuant to AGLC's tariff, each certificated marketer is required to maintain security for its obligations to AGLC in an amount equal to at least two times the marketer's estimated maximum monthly bill and in the form of a cash deposit, letter of credit, surety bond or guaranty from a creditworthy guarantor; and
-    Intrastate delivery service is billed in advance rather than in arrears.

AGLC also faces potential credit risk in connection with assignments to certificated marketers of interstate pipeline transportation and storage capacity. Although AGLC has assigned this capacity to the certificated marketers, in the event that the certificated marketers fail to pay the interstate pipelines for the capacity, the interstate pipelines would in all likelihood seek repayment from AGLC. This risk is mitigated somewhat by the fact that the interstate pipelines require the certificated marketers to maintain security for their obligations to the interstates arising out of the assigned capacity.

On October 26, 1999, Peachtree Natural Gas, LLC ("Peachtree"), one of the five largest certificated marketers in Georgia based on customer count, filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of Peachtree's bankruptcy filing, Peachtree owed AGLC approximately $14.3 million for pre-petition delivery service and other services and charges, and AGLC held $11 million of surety bonds as security for Peachtree's obligations. The amount owed to AGLC does not include amounts owed by Peachtree to interstate pipelines for assigned capacity. Based upon information filed by Peachtree in its bankruptcy proceeding, as of the date of Peachtree's filing, Peachtree owed interstate pipelines approximately $1.8 million for assigned capacity. In December 1999, Shell Energy Services Company, L.L.C. began serving the firm customers formerly served by Peachtree. AGLC has been paid in full for all post-petition delivery and other services provided by AGLC to Peachtree.

                              Page 19 of 27 Pages

CAPITAL EXPENDITURES
Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $35.3 million for the three-month period ended December 31, 1999 as compared to $29.4 million for the three-month period ended December 31, 1998. The increase of $5.9 million is primarily attributable to the capital expenditures incurred for the accelerated pipeline replacement plan. (See AGLC Pipeline Safety section under State Regulatory Activity.) Typically, funding for capital expenditures is provided through a combination of internal sources and the issuance of short-term debt.

COMMON STOCK
During the three months ended December 31, 1999, AGL Resources repurchased 258,900 shares of common stock for a total of $4.5 million pursuant to a previously announced stock repurchase plan. During that same period, AGL Resources issued 158,476 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

RATIOS
As of December 31, 1999, AGL Resources' capitalization ratios consisted of:

-    45.7% long-term debt;
-     5.5% preferred securities; and
-    48.8% common equity.

GAS COST CREDITS
Gas cost credits decreased to $2.0 million as of December 31, 1999 from $37.9 million as of September 30, 1999. The decrease is primarily due to a $33 million payment to the GPSC during December 1999, and payments totaling approximately $2.5 million to buyout and terminate remaining long-term gas supply contracts. In accordance with the January 26, 1999 joint stipulation agreement entered into with the GPSC, AGLC recognized profits of $1.0 million in fiscal 1999 and recorded a liability for the remaining over-collection of gas costs in accordance with SFV rates. (See Note 2. Overview of the Transition from a Regulated to a Competitive Business Environment.)

Since AGLC paid the $33 million to the GPSC, the GPSC subsequently will coordinate with the certificated marketers to provide customers with a credit on their marketer's bill. To be eligible for the refund credit, the customer must have been on AGLC's system on April 25, 1999, and still connected as of March 20, 2000. The average refund per customer is expected to be approximately $24 to $26.




           (The remainder of this page was intentionally left blank.)

                              Page 20 of 27 Pages

STATE REGULATORY ACTIVITY

FINAL RANDOM ASSIGNMENT
During the quarter ended December 31, 1999, AGLC completed the remaining random assignment of customers to certificated marketers. Retail marketers now serve all firm customers on the AGLC system. This final round of random assignment was required due to the effects of timing and computer programming issues, which prevented several thousand accounts from being assigned under the routine procedures.

REGULATORY ACCOUNTING
AGL Resources has recorded regulatory assets and liabilities in its Condensed Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71").

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

The Deregulation Act authorizes an electing distribution company, like AGLC, to recover prudently incurred costs that are found by the GPSC to be "stranded" as a result of the transition to competition, and necessary to provide a reasonable rate of return. On June 25, 1999, AGLC filed a request with the GPSC for an accounting order (the "Order"), which would allow AGLC to defer transition costs which are considered by AGLC to be "stranded." The Order, which was approved on October 19, 1999, allows AGLC to defer these costs if such costs are incurred from October 1, 1999 to September 30, 2000, and recovery is necessary in order for AGLC to earn the 11% return on common stockholders' equity approved by the GPSC in AGLC's last rate case. In order to be deferred, the cost must also be one that:

- AGLC is still incurring but, as a result of deregulation, is no longer receiving revenue from the rate or rates which were set based on that cost;
-    Is prudently incurred; and
-    Cannot be mitigated.

As of December 31, 1999, AGLC has deferred $1.6 million in expenses related to deregulation. A regulatory asset in that amount has been established under the caption "Other Assets" on the Condensed Consolidated Balance Sheets.

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

                              Page 21 of 27 Pages

During the three months ended December 31, 1999, approximately 55 miles of pipe was replaced pursuant to the program. During that period, AGLC's capital expenditures and operation and maintenance expenses related to the pipeline replacement program were approximately $11.6 million and $2.2 million, respectively. All such amounts will be recovered through a combination of SFV rates and a regulatory mechanism.

On October 1, 1999, AGLC began recovering costs of the program through the regulatory mechanism. The recovery for the first quarter of fiscal 2000 is approximately $0.5 million.

ENVIRONMENTAL
AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset in the same amount as the recorded liability for investigation and cleanup. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during the quarter ended December 31, 1999.

FEDERAL REGULATORY ACTIVITY

FERC ORDER 636: TRANSITION COSTS SETTLEMENT AGREEMENTS.
The Federal Energy Regulatory Commission ("FERC") has required the utility, as well as other interstate pipeline customers, to pay transition costs associated with the separation of the suppliers' transportation and gas supply services. Based on its pipeline suppliers' filings with the FERC, the utility estimates the total portion of its transition costs from all its pipeline suppliers will be approximately $107.9 million. As of December 31, 1999, approximately $105.8 million of those costs had been incurred and were being recovered primarily from the utility's customers under rates charged for gas sales. AGLC's remaining costs will be recovered from certificated marketers.

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

AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

                              Page 22 of 27 Pages

For each of the MGP sites, AGLC has estimated its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which AGLC may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of December 31, 1999, AGLC has recorded the lower end of the range, or $102.4 million, as a liability, which remains unchanged from September 30, 1999, and a corresponding regulatory asset. (See Environmental section under State Regulatory Activity.)

YEAR 2000 READINESS DISCLOSURE

AGL Resources' Year 2000 initiative defined and provided a continuing process for assessment, remediation planning, and plan implementation to achieve a level of readiness that would meet the computer-related challenges presented by the Year 2000 in a timely manner. Based on these efforts, AGL Resources considered its critical systems, critical electronic assets, relationships with key business partners, and contingency plans ready as of December 31, 1999. AGL Resources suffered no material consequences due to the Year 2000 issue.

Through December 31, 1999, cumulative expenses in connection with AGL Resources' Year 2000 assessment, remediation planning, and plan implementation processes were approximately $7.7 million of which approximately $1.0 million was spent in the first quarter of fiscal 2000. AGL Resources expects to spend approximately $1.1 million for the Year 2000 initiative in fiscal 2000. These estimates include costs associated with the use of outside consultants as well as hardware and software costs. They also include direct costs associated with employees of AGL Resources' IS Department who work on the Year 2000 initiative. It does not include costs associated with employees of other departments such as Legal and Internal Audit, and of other business units, that are involved, on a limited basis, in the Year 2000 initiative.




           (The remainder of this page was intentionally left blank.)

                              Page 23 of 27 Pages

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial instruments and positions held by AGL Resources described below are held for purposes other than trading.

INTEREST RATE RISK
AGL Resources' exposure to market risk related to changes in interest rates relates primarily to its borrowing activities. A hypothetical 10% increase or decrease in interest rates related to AGL Resources' variable rate debt ($59.0 million outstanding as of December 31, 1999) would not have a material effect on results of operations or financial condition over the next 12 months. The fair value of AGL Resources' long-term debt and capital securities also are affected by changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the estimated fair value of AGL Resources' long-term debt or capital securities. Additionally, the fair value of outstanding long-term debt and capital securities has not materially changed since September 30, 1999. During the first quarter of fiscal 2000, AGL Resources paid-off $40.0 million of long-term debt.




           (The remainder of this page was intentionally left blank.)

                              Page 24 of 27 Pages

PART II -- OTHER INFORMATION

"Part II - Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and should be read in conjunction therewith.

ITEM 1. LEGAL PROCEEDINGS

With regard to legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of suits, claims and counterclaims on an ongoing basis. (See State Regulatory Activity, Federal Regulatory Activity, and Environmental Matters contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition.") Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.


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

                              Page 25 of 27 Pages

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

     27 Financial Data Schedule.

(b) Reports on Form 8-K.

     On October 6, 1999, AGL Resources filed a Current Report on Form 8-K dated October 5, 1999, containing : "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated October 5, 1999.

     On October 27, 1999, AGL Resources filed a Current Report on Form 8-K dated October 27, 1999, containing : "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated October 27, 1999.

     On November 19, 1999, AGL Resources filed a Current Report on Form 8-K dated November 18, 1999, containing : "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated November 18, 1999.





           (The remainder of this page was intentionally left blank.)

                              Page 26 of 27 Pages

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AGL Resources Inc.
                                                  (Registrant)


Date  February 14, 2000                       /s/ Donald P. Weinstein
                                                  Donald P. Weinstein
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                   (Principal Accounting and Financial Officer)



                              Page 27 of 27 Pages