Form 10-Q
period 2000-03-31
AGL RESOURCES INC
filed 2000-05-15
CIK 1004155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000


Commission        Registrant; State of Incorporation;        I.R.S. Employer
File Number       Address; and Telephone Number           Identification Number

1-14174           AGL RESOURCES INC.                            58-2210952
                  (A Georgia Corporation)
                  817 West Peachtree Street, N.E.
                  Suite 1000
                  Atlanta, Georgia  30308
                  404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.


Common Stock, $5.00 Par Value
Shares Outstanding at March 31, 2000 ...............................54,285,667

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000


                                Table of Contents

Item                                                                     Page
Number                                                                 Number


          PART I -- FINANCIAL INFORMATION


     1    Financial Statements (Unaudited)

              Condensed Statements of Consolidated Income                3
              Condensed Consolidated Balance Sheets                      4
              Condensed Consolidated Statements of Cash Flows            6
              Notes to Condensed Consolidated Financial Statements       7

     2    Management's Discussion and Analysis of Results of
          Operations and Financial Condition                            12

     3    Quantitative and Qualitative Disclosure About Market Risk     26

          PART II -- OTHER INFORMATION

     1    Legal Proceedings                                             27

     4    Submission of Matters to a Vote of Security Holders           27

     5    Other Information                                             27

          Recent Events                                                 28

     6    Exhibits and Reports on Form 8-K                              29

              SIGNATURE                                                 30

                               Page 2 of 30 Pages

              PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AGL RESOURCES INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three Months          Six Months
                                                       2000      1999       2000      1999

Operating Revenues ............................   $   160.1 $   375.1  $   342.4 $   699.0
Cost of Sales .................................        30.7     232.0       85.3     419.0
                                                  --------- ---------  --------- ---------
     Operating Margin .........................       129.4     143.1      257.1     280.0

Other Operating Expenses ......................        91.9      90.7      186.1     179.9
                                                  --------- ---------  --------- ---------
     Operating Income .........................        37.5      52.4       71.0     100.1
Other Income (Loss) ...........................        12.4      (0.2)      19.3      (8.1)
                                                  --------- ---------  --------- ---------
     Income Before Interest and Income Taxes ..        49.9      52.2       90.3      92.0
Interest Expense and Preferred Stock Dividends
     Interest expense .........................        12.4      13.6       24.6      27.8
     Dividends on preferred stock of subsidiary         1.6       1.6        3.1       3.1
                                                  --------- ---------  --------- ---------
          Total interest expense and preferred
          stock dividends .....................        14.0      15.2       27.7      30.9
                                                  --------- ---------  --------- ---------
     Income Before Income Taxes ...............        35.9      37.0       62.6      61.1

Income Taxes ..................................        13.2      12.8       22.8      21.0
                                                  --------- ---------  --------- ---------
     Net Income ...............................   $    22.7 $    24.2  $    39.8 $    40.1
                                                  ========= =========  ========= =========
Earnings per Common Share
     Basic ....................................   $    0.41 $    0.42  $    0.71 $    0.70
     Diluted ..................................   $    0.41 $    0.42  $    0.71 $    0.70

Weighted Average Number of Common
     Shares Outstanding
     Basic ....................................        55.5      57.6       56.2      57.5
     Diluted ..................................        55.5      57.6       56.2      57.7

Cash Dividends Paid Per Share of
     Common Stock .............................   $    0.27 $    0.27  $    0.54 $    0.54


            See notes to condensed consolidated financial statements.

                               Page 3 of 30 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                     (Unaudited)
                                                       March 31,   September 30,
ASSETS                                                   2000          1999
Current Assets
      Cash and cash equivalents ...................   $      6.5  $    32.9
      Receivables (less allowance for uncollectible
          accounts of $6.5 at March 31, 2000
          and $4.3 at September 30, 1999) .........         46.0       51.8
      Inventories
          Natural gas stored underground ..........         17.2       47.3
          Liquefied natural gas ...................          1.5        6.7
          Other ...................................         10.0       12.9
      Other .......................................          3.1        7.0
                                                      ----------  ---------
          Total current assets ....................         84.3      158.6
                                                      ----------  ---------
Property, Plant and Equipment
      Utility plant ...............................      2,338.4    2,274.3
      Less accumulated depreciation ...............        787.5      757.1
                                                      ----------  ---------
          Utility plant - net .....................      1,550.9    1,517.2
                                                      ----------  ---------
      Non-utility property ........................        112.2      116.7
      Less accumulated depreciation ...............         34.2       35.0
                                                      ----------  ---------
          Non-utility property - net ..............         78.0       81.7
                                                      ----------  ---------
          Total property, plant and equipment - net      1,628.9    1,598.9
                                                      ----------  ---------
Deferred Debits and Other Assets
      Unrecovered environmental response costs ....        148.6      150.2
      Investments in joint ventures ...............         51.5       28.2
      Other .......................................         36.2       34.5
                                                      ----------  ---------
          Total deferred debits and other assets ..        236.3      212.9
                                                      ----------  ---------
Total Assets ......................................   $  1,949.5  $ 1,970.4
                                                      ==========  =========

           See notes to condensed consolidated financial statements.

                               Page 4 of 30 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                   (Unaudited)
                                                     March 31,  September 30,
LIABILITIES AND CAPITALIZATION                         2000          1999
Current Liabilities
      Accounts payable - trade ..................   $     27.4  $    31.3
      Short-term debt ...........................        111.0        1.5
      Customer deposits .........................          2.0        7.4
      Interest ..................................         21.4       26.0
      Taxes .....................................         15.1       31.2
      Gas cost credits ..........................          2.0       37.9
      Current portion of long-term debt .........         20.0       50.0
      Other .....................................         32.3       38.7
                                                    ----------  ---------
          Total current liabilities .............        231.2      224.0
                                                    ----------  ---------
Accumulated Deferred Income Taxes ...............        230.4      211.3
                                                    ----------  ---------
Long-Term Liabilities
      Accrued environmental response costs ......        102.4      102.4
      Accrued postretirement benefits costs .....         32.2       32.4
      Deferred credits ..........................         57.3       49.2
      Other .....................................          8.3        5.3
                                                    ----------  ---------
          Total long-term liabilities ...........        200.2      189.3
                                                    ----------  ---------
Capitalization
      Long-term debt ............................        590.0      610.0
      Subsidiary obligated mandatorily redeemable
          preferred securities ..................         74.3       74.3
      Common stockholders' equity, $5 par value,
          shares issued of 57.8 at March 31, 2000
          and September 30, 1999 ................        684.9      675.9
      Less shares held in treasury, at cost
          3.5 at March 31, 2000 and
          0.7 at September 30, 1999                      (61.5)     (14.4)
                                                    ----------  ---------
          Total capitalization ..................      1,287.7    1,345.8
                                                    ----------  ---------
Total Liabilities and Capitalization ............   $  1,949.5  $ 1,970.4
                                                    ==========  =========


     See notes to condensed consolidated financial statements.

                               Page 5 of 30 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                             Six Months
                                                          2000        1999
Cash Flows from Operating Activities
       Net income ..................................   $  39.8    $   40.1
       Adjustments to reconcile net income to net
           cash flow from operating activities
             Depreciation and amortization .........      43.1        41.4
             Deferred income taxes .................      19.1         4.3
             Other .................................      (2.6)       (0.7)
       Changes in certain assets and liabilities
             Receivables ...........................       5.8       (65.0)
             Inventories ...........................      38.2       102.5
             Accounts payable ......................      (3.9)       (5.1)
             Gas cost credits ......................     (35.9)       51.0
             Accrued interest ......................      (4.6)       (2.8)
             Other current liabilities .............      (8.6)        7.4
             Other-net .............................     (17.9)       (7.3)
                                                      ---------   ---------
             Net cash flow from operating
                  activities .......................      72.5       165.8
                                                      ---------   ---------
Cash Flows from Financing Activities
       Net borrowings of debt ......................      59.5       (75.0)
       Sale of common stock, net of expenses .......        --         6.6
       Noncash dividends ...........................      (4.6)       (4.7)
       Sale of treasury shares .....................       5.5          --
       Purchase of treasury shares .................     (52.7)         --
       Dividends paid on common stock ..............     (26.1)      (26.0)
                                                      ---------   ---------
             Net cash flow used in financing
                  activities .......................     (18.4)      (99.1)
                                                      ---------   ---------
Cash Flows from Investing Activities
       Utility plant expenditures ..................     (74.4)      (52.4)
       Non-utility property expenditures ...........      (5.1)       (9.4)
       Retirements, net of removal costs and salvage       7.8        (0.6)
       Cash provided to joint ventures .............      (9.4)         --
       Other .......................................       0.6         1.7
                                                      ---------   ---------
             Net cash used in investing
                  activities .......................     (80.5)      (60.7)
                                                      ---------   ---------
             Net increase (decrease) in cash
                  and cash equivalents .............     (26.4)        6.0
             Cash and cash equivalents at
                  beginning of period ..............      32.9         0.9
                                                      ---------   ---------
             Cash and cash equivalents at
                  end of period ....................   $   6.5    $    6.9
                                                      =========   =========
Cash Paid During the Period for
       Interest ....................................   $  29.2    $   31.0
       Income taxes ................................   $  16.6    $   11.8

           See notes to condensed consolidated financial statements.

                               Page 6 of 30 Pages

                       AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. General

AGL Resources Inc. is the holding company for Atlanta Gas Light Company ("AGLC") and its wholly-owned subsidiary, Chattanooga Gas Company ("Chattanooga"), which are both natural gas local distribution utilities. Additionally, AGL Resources Inc. owns or has an interest in several non-utility subsidiaries and joint ventures. AGL Resources Inc. and its subsidiaries are collectively referred to as "AGL Resources."

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

- Disclosure of contingent assets and liabilities as of the dates of the financial statements; and Reported amounts of revenues and expenses in our Condensed Statements of

-    Consolidated Income during the reported periods.

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

                               Page 7 of 30 Pages

2. Overview of the Transition from a Regulated to a Competitive Business Environment (Continued)

As a result of the transition to competition, numerous changes have occurred with respect to the services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services. Consequently, AGLC's future revenues and expenses will not follow historical patterns due to the provision of delivery services to end-use customers which are priced based upon straight fixed variable ("SFV") rates. The effect of SFV rates is to spread evenly throughout the year AGLC's recovery of its delivery service costs. Although, when compared to corresponding quarters of prior years, the effect of SFV rates is to shift utility delivery service revenues among quarters, AGLC's annual delivery service revenues should remain relatively consistent on a going forward basis.

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

During the  transition  to  competition,  AGLC  continued  to provide  gas sales service to customers who had not yet switched to a certificated marketer. Pursuant to a joint stipulation agreement with the GPSC, AGLC implemented a rate structure for gas sales that ensured AGLC's recovery of its purchased gas costs incurred from October 6, 1998 through September 30, 1999, without creating any significant income or loss. The joint stipulation agreement provided for a true-up for any profit or loss outside of a specified range during fiscal 1999. During December 1999, as contemplated by the joint stipulation agreement, AGLC paid $33 million in over-collected purchased gas costs to the GPSC. Since AGLC paid the $33 million to the GPSC, the GPSC has instituted a mechanism pursuant to which certificated marketers will be required to provide customers with a credit on their marketer's bill. To be eligible for the refund credit, the customer must have been on AGLC's system on May 25, 1999, and still connected as of April 3, 2000. The average refund per customer is expected to be approximately $25. (See Gas Cost Credits in the Financial Condition section contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

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

                               Page 8 of 30 Pages

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

3. Earnings Per Common Share; Common Stockholders' Equity; and Share Repurchase Program

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur when common share equivalents are added to common shares outstanding. AGL Resources' only common share equivalents are stock options whose exercise prices were less than the average market price of the common shares for the respective periods. As of March 31, 2000 and 1999, respectively, options to purchase 3,400,466 and 2,199,643 shares of common stock were outstanding, and were not included in the computation of diluted earnings per common share because the exercise prices of those options were greater than the average market price of the common shares for the respective periods.

On October 5, 1999, the Board of Directors of AGL Resources authorized a plan to repurchase up to 3.6 million shares (6.3% of total outstanding as of September 30, 1999) of AGL Resources common stock over a period ending no later than September 30, 2001. Open market purchases of the shares may be made from time to time, subject to availability, and the repurchased shares will be held in treasury. Under the share repurchase program, during the three month period ended March 31, 2000, AGL Resources repurchased 2,813,600 shares of common stock for a total of $48.2 million. During the six month period ended March 31, 2000, AGL Resources repurchased 3,072,500 shares of common stock for a total of $52.7 million.

During the three month period and six month period ended March 31, 2000, AGL Resources issued 149,449 shares and 307,925 shares of common stock, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

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

                               Page 9 of 30 Pages

AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

For each of the MGP sites, AGLC has estimated its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which AGLC may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of March 31, 2000, AGLC has recorded the lower end of the range, or $102.4 million, as a liability, which remains unchanged from December 31, 1999, and a corresponding regulatory asset.

On April 24, 2000, AGLC entered into an agreement with ThermoRetec Consulting Corporation for the management of the environmental investigations and cleanups associated with the MGP sites. Management does not believe the outsourcing of the management will have a material effect on the total future cost of investigating and cleaning up the MGP sites.

6. Segment Information

AGL Resources is organized into two operating segments: Utility and Non-utility. Management evaluates segment performance based on net income, which includes the effects of corporate expense allocations. There were no material inter-segment sales during the three-month or six-month periods ended March 31, 2000 or 1999.


Three Months Ended                      March 31, 2000                    March 31, 1999
                                -------------------------------   -------------------------------
                                               Non-                             Non-
(Millions of Dollars)            Utility    utility       Total    Utility    utility       Total

Operating Revenues ..........   $  145.8    $  14.3    $  160.1   $  364.7    $  10.4    $  375.1
Depreciation and Amortization       18.6        2.9        21.5       16.9        2.8        19.7
Interest Expense ............       11.0        1.4        12.4       11.5        2.1        13.6
Interest Income .............        0.1         --         0.1        0.1        0.1         0.2
Equity in the Net Income
 (Loss) of Joint Ventures ...         --       10.4        10.4         --       (0.5)       (0.5)
Income Tax Expense (Benefit)         9.3        3.9        13.2       13.1       (0.3)       12.8
Net Income (Loss) ...........       16.3        6.4        22.7       25.0       (0.8)       24.2
Capital Expenditures ........       40.7        3.5        44.2       26.9        5.5        32.4


                              Page 10 of 30 Pages


Six Months Ended                        March 31, 2000                    March 31, 1999
                                -------------------------------   -------------------------------
                                               Non-                             Non-
(Millions of Dollars)            Utility    utility       Total    Utility    utility       Total

Operating Revenues ..........   $ 317.1     $ 25.3      $ 342.4   $ 681.9      $ 17.1    $ 699.0
Depreciation and Amortization      35.9        6.3         42.2      33.7         6.2       39.9
Interest Expense ............      22.9        1.7         24.6      24.5         3.3       27.8
Interest Income .............       0.2        0.2          0.4       0.1         0.1        0.2
Equity in the Net Income
(Loss) of Joint Ventures.....        --       15.2         15.2        --        (8.4)      (8.4)
Income Tax Expense (Benefit).      19.3        3.5         22.8      25.5        (4.5)      21.0
Net Income (Loss) ...........      33.9        5.9         39.8      47.5        (7.4)      40.1
Capital Expenditures ........      74.4        5.1         79.5      52.4         9.4       61.8



Balance as of                            March 31, 2000                  September 30, 1999
                                --------------------------------  --------------------------------
                                                Non-                              Non-
Millions of Dollars)            Utility      utility       Total     Utility   utility       Total

Identifiable Assets .........   $  1,791.2  $  106.8  $  1,898.0  $  1,799.7  $  142.5  $  1,942.2
Investments in Joint Ventures          0.4      51.1        51.5         0.4      27.8        28.2





           (The remainder of this page was intentionally left blank.)

                              Page 11 of 30 Pages

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

                              Page 12 of 30 Pages

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

AGL Resources currently owns or has an interest in the following non-utility businesses:

- SouthStar Energy Services LLC ("SouthStar"), a joint venture among a subsidiary of AGL Resources and subsidiaries of Dynegy, Inc. and Piedmont Natural Gas Company. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name "Georgia Natural Gas Services;"
- AGL Investments, Inc., which currently manages certain non-utility businesses including:
     - AGL Propane, Inc. ("Propane"), which engages in the sale of propane and related products and services in Georgia, Alabama, Tennessee and North Carolina; For an update on Propane, see Financial Condition, Transition to Competition, Non-utility;
     - Trustees Investments, Inc., which owns Trustees Gardens, a residential and retail development located in Savannah, Georgia; and
     - Utilipro, Inc. ("Utilipro"), in which AGL Resources has an 85% ownership interest and which engages in the sale of integrated customer care solutions and billing services to energy marketers in the United States and Canada;
- AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company LLC ("Etowah"), a joint venture with Southern Natural Gas Company. Etowah was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility.




            (The remainder of this page was intentionally left blank.)

                              Page 13 of 30 Pages

Results of Operations

Three-Month Periods Ended March 31, 2000 and 1999

In this section, the results of operations for the three-month periods ended March 31, 2000 and 1999 are compared.

Operating Margin Analysis
(Dollars in Millions)


                         Three Months Ended
                       3/31/2000    3/31/1999     Favorable/(Unfavorable)
Operating Revenues
     Utility ...        $  145.8     $  364.7     $ (218.9)      (60.0%)
     Non-utility            14.3         10.4          3.9        37.5%
                        --------     --------     --------
     Total .....        $  160.1     $  375.1     $ (215.0)      (57.3%)
                        ========     ========     ========
Cost of Sales
     Utility ...        $   25.0     $  228.5     $  203.5        89.1%
     Non-utility             5.7          3.5         (2.2)      (62.9%)
                        --------     --------     --------
     Total .....        $   30.7     $  232.0     $  201.3        86.8%
                        ========     ========     ========
Operating Margin
     Utility ...        $  120.8     $  136.2     $  (15.4)      (11.3%)
     Non-utility             8.6          6.9          1.7        24.6%
                        --------     --------     --------
     Total .....        $  129.4     $  143.1     $  (13.7)       (9.6%)
                        ========     ========     ========

UTILITY. Utility operating revenues decreased $218.9 million and cost of sales decreased $203.5 million primarily due to the following factors:

- Pursuant to the Deregulation Act, Georgia customers began to switch from AGLC to certificated marketers for natural gas purchases beginning November 1, 1998. As of October 1, 1999, except for isolated circumstances, all of AGLC's approximately 1.4 million Georgia customers had switched to or had been assigned to certificated marketers. As a result, AGLC sold less gas. The reduction in gas sold resulted in a net decrease of $213.6 million in operating revenues and a net decrease of $207.6 million in the cost of gas sold to end-use customers resulting from the effect of customer migration to certificated marketers. Historically, AGLC recovered its actual gas costs, including carrying costs related to storage of gas inventories, from its customers;
- Chattanooga's operating revenues increased $4.1 million and cost of sales increased $4.2 million as a result of weather that was colder than the prior year; and
- A decrease of $9.4 million in delivery service revenue due to the loss of ancillary service revenues and certain transition revenues of which $8.9 million of the decrease was due to customer migration to certificated marketers. Additionally, AGLC's late payment fee revenue from end-use customers decreased $4.9 million. This decrease was primarily due to the fact that AGLC no longer billing end-use customers. The decrease in delivery service revenue was partially offset by revenue increases of $2.5 million related to customer growth and $1.8 million related to damage billing.


                              Page 14 of 30 Pages

The operating margin decreased to $120.8 million for the three months ended March 31, 2000 from $136.2 million for the same period last year. The decrease of $15.4 million was the result of the factors noted above. The operating margin as a percentage of operating revenues increased to 82.9% for the three months ended March 31, 2000 from 37.3% for the same period last year. This increase was primarily due to decreased revenues from gas sales and a corresponding decrease in cost of gas resulting from deregulation.

NON-UTILITY. Non-utility operating revenues increased to $14.3 million for the three months ended March 31, 2000 from $10.4 million for the same period last year. The net increase of $3.9 million was primarily due to the following factors:

- An increase of $2.7 million in Utilipro's operating revenues. Utilipro engages in the sale of integrated customer care solutions to energy marketers. Utilipro's growth in revenue over the previous year was primarily due to increased demand for its customer care services; and

- An increase of $1.9 million in Propane's operating revenues. The increase was due primarily to an increase in the selling price per gallon compared with the same period in fiscal 1999.

Non-utility cost of sales increased to $5.7 million for the three months ended March 31, 2000 from $3.5 million for the same period last year. The increase of $2.2 million was primarily due to an increase in Propane's cost of gas resulting from an increase in the cost per gallon as compared to the same period last year.

Non-utility operating margin increased to $8.6 million for the three months ended March 31, 2000 from $6.9 million for the same period last year. The increase of $1.7 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
(Dollars in Millions)


                                 Three Months Ended
                               3/31/2000     3/31/1999   Favorable/(Unfavorable)

Total Other Operating Expenses
Utility ...................      $  85.2      $  86.8      $  1.6          1.8%
Non-utility ...............          6.7          3.9        (2.8)       (71.8%)
                                 -------      -------      ------
Total .....................      $  91.9      $  90.7      $ (1.2)        (1.3%)
                                 =======      =======      ======

Total Other Operating Expenses
Total other operating expenses increased to $91.9 million for the three months ended March 31, 2000 from $90.7 million for the same period last year, an increase of 1.3%.

UTILITY. Utility total other operating expenses decreased $1.6 million as compared with the same period last year. The decrease was primarily due to a decrease in customer service expense related to billing, bill inquiry, payment processing and collection services resulting from the migration of customers to certificated marketers. The decrease was partially offset by an increase in general and administrative expense and an increase in depreciation expense due to increased depreciable property.

NON-UTILITY. Non-utility total other operating expenses increased $2.8 million as compared with the same period last year primarily due to an increase in Utilipro's operating expenses caused by increased demand for its services. (see Non-utility section under Operating Margin Analysis.)

                              Page 15 of 30 Pages

Other Income/(Loss)
Other income totaled $12.4 million for the three months ended March 31, 2000, compared with other losses of $0.2 million for the same period last year. The increase in other income of $12.6 million is primarily due to an increase in AGL Resources' portion of SouthStar's income of $10.4 million from a loss of $1.9 million, an increase of $12.3 million. The improved performance by SouthStar is primarily due to an increase in customers served and lower marketing expenses, compared to the same period last year.

Interest Expense
Interest expense decreased to $12.4 million for the three months ended March 31, 2000 from $13.6 million for the same period last year. The decrease of $1.2 million was primarily due to the following:
- A decrease of $0.9 million resulting from decreased amounts of long-term debt outstanding during the period; and
- A decrease of approximately $0.5 million resulting from a reduction of interest expense related to customer deposits as a result of customer migration to certificated marketers.

Income Taxes
Income tax expense increased to $13.2 million for the three months ended March 31, 2000 from $12.8 million for the same period last year. The increase in income taxes of $0.4 million was due primarily to an increase in the effective tax rate partially offset by a $1.1 million decrease in income before income taxes compared to the same period last year. The increase in the effective tax rate resulted from a reduction in certain tax reserves related to the favorable resolution of certain outstanding tax issues during the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the three months ended March 31, 2000 was 36.8% as compared to 34.6% for the same period last year.




           (The remainder of this page was intentionally left blank.)

Page 16 of 30 Pages

Six-Month Periods Ended March 31, 2000 and 1999

In this section, the results of operations for the six-month periods ended March 31, 2000 and 1999 are compared.

Operating Margin Analysis
(Dollars in Millions)


                                  Six Months Ended
                               3/31/2000    3/31/1999    Favorable/(Unfavorable)
Operating Revenues
    Utility ...............     $  317.1     $  681.9     $ (364.8)      (53.5%)
    Non-utility ...........         25.3         17.1          8.2        48.0%
                                --------     --------     --------
    Total .................     $  342.4     $  699.0     $ (356.6)      (51.0%)
                                ========     ========     ========
Cost of Sales
    Utility ...............     $   76.8     $  413.4     $  336.6        81.4%
    Non-utility ...........          8.5          5.6         (2.9)      (51.8%)
                                --------     --------     --------
    Total .................     $   85.3     $  419.0     $  333.7        79.6%
                                ========     ========     ========
Operating Margin
    Utility ...............     $  240.3     $  268.5     $  (28.2)      (10.5%)
    Non-utility ...........         16.8         11.5          5.3        46.1%
                                --------     --------     --------
    Total .................     $  257.1     $  280.0     $  (22.9)       (8.2%)
                                ========     ========     ========

UTILITY. Utility operating revenues decreased $364.8 million and cost of sales decreased $336.6 million primarily due to the following factors:

- Pursuant to the Deregulation Act, Georgia customers began to switch from AGLC to certificated marketers for natural gas purchases beginning November 1, 1998. As of October 1, 1999, except for isolated circumstances, all of AGLC's approximately 1.4 million Georgia customers had switched to or had been assigned to certificated marketers. As a result, AGLC sold less gas. The reduction in gas sold resulted in a net decrease of $350.9 million in operating revenues and a net decrease of $345.0 million in the cost of gas sold to end-use customers resulting from the effect of customer migration to certificated marketers. Historically, AGLC recovered its actual gas costs, including carrying costs related to storage of gas inventories, from its customers;
- Chattanooga's operating revenues increased $8.4 million and cost of sales increased $8.5 million as a result of weather that was colder than the prior year; and
- A decrease of $24.0 million in delivery service revenue due to the loss of ancillary service revenues and certain transition revenues of which $20.0 million of the decrease was due to customer migration to certificated marketers. Additionally, AGLC's late payment fee revenue from end-use customers decreased $9.9 million. This decrease was primarily due to the fact that AGLC no longer billing end-use customers. The decrease in delivery service revenue was partially offset by revenue increases of $4.7 million related to customer growth and $2.0 million related to damage billing.

                              Page 17 of 30 Pages

The operating margin decreased to $240.3 million for the six months ended March 31, 2000 from $268.5 million for the same period last year. The decrease of $28.2 million was the result of the factors noted above. The operating margin as a percentage of operating revenues increased to 75.8% for the six months ended March 31, 2000 from 39.4% for the same period last year. This increase was primarily due to decreased revenues from gas sales and a corresponding decrease in cost of gas resulting from deregulation.

NON-UTILITY. Non-utility operating revenues increased to $25.3 million for the six months ended March 31, 2000 from $17.1 million for the same period last year. The net increase of $8.2 million was primarily due to the following factors:
- An increase of $6.0 million in Utilipro's operating revenues. Utilipro's growth in revenue was primarily due to increased demand for its customer care services; and
- An increase of $3.2 million in Propane's operating revenues. The increase was due to an increase in the selling price per gallon compared with the same period in fiscal 1999.

Non-utility cost of sales increased to $8.5 million for the six months ended March 31, 2000 from $5.6 million for the same period last year. The increase of $2.9 million was primarily due to an increase in Propane's cost of gas resulting from an increase in the cost per gallon as compared to the same period last year.

Non-utility operating margin increased to $16.8 million for the six months ended March 31, 2000 from $11.5 million for the same period last year. The increase of $5.3 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
(Dollars in Millions)


                                  Six Months Ended
                               3/31/2000    3/31/1999   Favorable/(Unfavorable)
Total Other Operating Expenses
Utility ...................     $  167.0     $  171.4     $   4.4          2.6%
Non-utility ...............         19.1          8.5       (10.6)      (124.7%)
                                --------     --------     --------
Total .....................     $  186.1     $  179.9     $  (6.2)        (3.4%)
                                ========     ========     ========

Total Other Operating Expenses
Total other operating expenses increased to $186.1 million for the six months ended March 31, 2000 from $179.9 million for the same period last year, an increase of 3.4%.

UTILITY. Utility total other operating expenses decreased $4.4 million as compared with the same period last year. The decrease was primarily due to a decrease in customer service expense related to billing, bill inquiry, payment processing and collection services and a decrease in bad debt expense resulting from the migration of customers to certificated marketers. The decreases were partially offset by increases in general and administrative expense and depreciation expense.

NON-UTILITY. Non-utility total other operating expenses increased $10.6 million as compared with the same period last year primarily due to an increase in Utilipro's operating expenses caused by increased demand for its services. (See Non-utility section under Operating Margin Analysis.).

                              Page 18 of 30 Pages

Other Income/(Loss)
Other income totaled $19.3 million for the six months ended March 31, 2000, compared with other losses of $8.1 million for the same period last year. The increase in other income of $27.4 million was primarily due to the following factors:
- AGL Resources' portion of SouthStar's income increased to $15.2 million from a loss of $3.3 million, an increase of $18.5 million. The improved performance by SouthStar was primarily due to an increase in customers served and lower marketing expenses, compared to the same period last year; and
- During the first six months of fiscal 1999, AGL Resources recorded pre-tax losses related to its interests in Sonat Marketing Company L.P. ("Sonat Marketing") and Sonat Power Marketing L.P. ("Sonat Power Marketing") totaling approximately $5.3 million. AGL Resources sold its interests in Sonat Marketing and Sonat Power Marketing during the fourth quarter of fiscal 1999.

Interest Expense
Interest expense decreased to $24.6 million for the six months ended March 31, 2000 from $27.8 million for the same period last year. The decrease of $3.2 million was primarily due to the following:
- A decrease of $1.1 million resulting from decreased amounts of long-term debt outstanding during the period; and
- A decrease of approximately $1.0 million resulting from a reduction of interest expense related to customer deposits as a result of customer migration to certificated marketers.

Income Taxes
Income tax expense increased to $22.8 million for the six months ended March 31, 2000 from $21.0 million for the same period last year. The increase in income taxes of $1.8 million was due to an increase in the effective tax rate and a $1.5 million increase in income before income taxes compared to the same period last year. The increase in the effective tax rate resulted from a reduction in certain tax reserves related to the favorable resolution of certain outstanding tax issues during the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the six months ended March 31, 2000 was 36.4% as compared to 34.4% for the same period last year.




           (The remainder of this page was intentionally left blank.)

                              Page 19 of 30 Pages

Financial Condition

Seasonality of Business
Historically, the utility business has been seasonal in nature, resulting in a substantial increase in accounts receivable from customers from September 30 to March 31 due to higher billings during colder weather. As a result of deregulation and the implementation of SFV rates, the seasonality of both expenses and revenues related to AGLC's Georgia operations has been eliminated. However, the operations of SouthStar, Chattanooga, and Propane are seasonal, and those entities will likely experience greater profitability in the winter months than in the summer months. (See Note 2. Overview of the Transition from a Regulated to a Competitive Business Environment.)

Inventory of natural gas stored underground decreased $30.1 million during the six months ended March 31, 2000 primarily due to the assignment of most of AGLC's inventories to certificated marketers as a result of the Deregulation Act. AGLC will continue to maintain small amounts of inventory of natural gas stored underground in order to optimize the operation of its gas distribution system.

AGL Resources historically meets its liquidity requirements through operating cash flow and the issuance of short-term debt. Short-term lines of credit with various banks provide for direct borrowings and are subject to annual renewal. Availability under the current lines of credit ranges up to $180 million.

Short-term debt increased $109.5 million to $111.0 million as of March 31, 2000 from $1.5 million as of September 30, 1999. The increase in short-term debt was primarily due to the repayment of $50 million of AGLC's long-term debt, which matured during the six months ended March 31, 2000, and the repurchase of 3.1 million shares of common stock for a total of $52.7 million. Management expects to obtain other long-term financing in fiscal 2001 to replace the short-term debt that was used for these purposes.

Operating cash flow decreased to $72.5 million for the six months ended March 31, 2000 as compared to $165.8 million for the same period last year primarily due to a decrease in gas cost credits. (See Gas Cost Credits section below.)

Management believes available credit will be sufficient to meet working capital needs both on a short and long-term basis. However, capital needs depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Transition to Competition

UTILITY. The regulated rate structure under which AGLC unbundled its gas sales and delivery service assumed that AGLC's costs associated with providing customer service decreased each time a customer switched to a certificated marketer for gas sales service, and such costs would be eliminated at the time the switch was made. In fact, a significant portion of the costs associated with customer service activities ("ancillary services"), including billing, bill inquiry, payment processing and collection services, could not be eliminated for a period of up to several months, during which AGLC continued to incur these expenses. The accelerated pace of customer migration to certificated marketers also required AGLC to incur additional customer service expenses, not originally provided for in regulated rates, in order to maintain a high level of customer service during the transition to competition. During the six months ended March 31, 2000, AGLC aggressively pursued the elimination of these expenses by implementing various cost reduction and operational excellence strategies. Management believes that those strategies have been effective and that AGLC's operating expenses are approaching an appropriate level.

                              Page 20 of 30 Pages

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

As of March 31, 2000, AGLC has deferred a net amount of $2.9 million in expenses related to deregulation and recorded a regulatory asset in that amount.

NON-UTILITY. AGL Resources Inc. has entered into a definitive agreement that will combine its propane operations, presently operated through Propane, with the propane operations of Atmos Energy Corporation, Dallas TX; Piedmont Natural Gas Company, Inc., Charlotte, NC; and TECO Energy, Inc., Tampa FL. The joint venture, which will be called U.S. Propane, will be among the 10 largest propane retailers in the nation with approximately 200,000 customers and operations in Alabama, Georgia, South Carolina, Florida, Kentucky, North Carolina and Tennessee. The transaction is expected to be completed by June 30, 2000.

Concentration of Credit Risk
AGLC has concentration of credit risk related to the provision of services to certificated marketers. At September 30, 1998, AGLC billed approximately 1.4 million end-use customers in Georgia for its services. In contrast, at March 31, 2000, AGLC billed 14 certificated and active marketers in Georgia for services, who, in turn, billed end-use customers.

As of March 31, 2000, 54.6% of AGL Resources' total gas receivables were due from four of the 14 certificated and active marketers plus one inactive marketer and 8.2% were due from end-use customers in Georgia who migrated to certificated marketers late in fiscal 1999 or who were randomly assigned. Beginning October 1, 1999, only gas receivables primarily attributable to Chattanooga will be due from end-use customers. As a result, in fiscal 2000, a significantly higher percentage of AGL Resources' total gas receivables will be due from Georgia certificated marketers than was the case in prior years.

Several factors mitigate the risks to AGL Resources of the increased concentration of credit that has resulted from deregulation. First, in order to obtain a certificate from the GPSC, a certificated marketer must demonstrate to the GPSC, among other things, that it possesses satisfactory financial and technical capability to render the certificated service. Second, AGLC has instituted certain practices and imposed certain requirements designed to reduce credit risk. These include:
- Pursuant to AGLC's tariff, each certificated marketer is required to maintain security for its obligations to AGLC in an amount equal to at least two times the marketer's estimated maximum monthly bill and in the form of a cash deposit, letter of credit, surety bond or guaranty from a creditworthy guarantor; and
-    Intrastate delivery service is billed in advance rather than in arrears.

                              Page 21 of 30 Pages

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

On October 26, 1999, Peachtree Natural Gas, LLC ("Peachtree"), one of the five largest certificated marketers in Georgia based on customer count, filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of Peachtree's bankruptcy filing, Peachtree owed AGLC approximately $14.3 million for pre-petition delivery service and other services and charges, and AGLC held $11 million of surety bonds as security for Peachtree's obligations. The amount owed to AGLC does not include amounts owed by Peachtree to interstate pipelines for assigned capacity. Based upon proofs of claim filed by interstate pipelines in Peachtree's bankruptcy proceeding, as of the date of Peachtree's filing, Peachtree owed interstate pipelines approximately $3.4 million for assigned capacity. In December 1999, Shell Energy Services Company, L.L.C. began serving the firm customers formerly served by Peachtree. AGLC has been paid in full for all post-petition delivery and other services provided by AGLC to Peachtree.

Capital Expenditures
Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $79.5 million for the six-month period ended March 31, 2000 as compared to $61.8 million for the six-month period ended March 31, 1999. The increase of $17.7 million is primarily attributable to the capital expenditures incurred for the accelerated pipeline replacement plan. (See AGLC Pipeline Safety section under State Regulatory Activity.) Typically, funding for capital expenditures is provided through a combination of internal and external sources.

Common Stock
During the six months ended March 31, 2000, AGL Resources repurchased 3,072,500 shares of common stock for a total of $52.7 million pursuant to a previously announced stock repurchase plan. During that same period, AGL Resources issued 307,925 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

Ratios
As of March 31, 2000, AGL Resources' capitalization ratios consisted of:

      46.6% long-term debt;
       5.7% preferred securities; and
      47.7% common equity.

Gas Cost Credits
Gas cost credits decreased to $2.0 million as of March 31, 2000 from $37.9 million as of September 30, 1999. The decrease is primarily due to a $33 million payment to the GPSC during December 1999, and payments totaling approximately $2.5 million to buyout and terminate remaining long-term gas supply contracts. In accordance with the January 26, 1999 joint stipulation agreement entered into with the GPSC, AGLC recognized profits of $1.0 million in fiscal 1999 and recorded a liability for the remaining over-collection of gas costs in accordance with SFV rates. (See Note 2. Overview of the Transition from a Regulated to a Competitive Business Environment.)

                              Page 22 of 30 Pages

Since AGLC paid the $33 million to the GPSC, the GPSC has instituted a mechanism pursuant to which certificated marketers will be required to provide customers with a credit on their marketer's bill. To be eligible for the refund credit, the customer must have been on AGLC's system on May 25, 1999, and still connected as of April 3, 2000. The average refund per customer is expected to be approximately $25.


State Regulatory Activity

In January 2000, the GPSC approved a new tariff to be made available to certain agricultural processing customers. Approximately 350 commercial poultry growers and other similarly situated customers switched to other fuels following the introduction of new rates in 1998. The new tariff is expected to allow many of these customers to return to natural gas to fuel their operations.

In March 2000, the GPSC approved a plan to refund approximately $34 million to retail end-use customers of certificated marketers. The refund is a result of a positive balance in AGLC's purchased gas adjustment ("PGA") which accrued while AGLC was still a retail provider of natural gas. The refund has no effect on AGLC's earnings. However, AGLC was allowed to recover approximately $0.8 million from the PGA balance prior to disbursement of refunds in order to cover bad debt balances of certain customers who were eligible for refunds.

The GPSC also approved the release of $0.2 million during the quarter ended March 31, 2000 from the Universal Service Fund ("USF") for system expansion projects in AGLC's distribution system. The USF was established as a component of gas deregulation in Georgia in order to, among other things, fund expansion of AGLC's distribution system in areas where it would otherwise not be economically feasible to do so. For the six months ended March 31, 2000, USF contributions totaled $0.3 million for expansion projects.

On February 1, 2000, the TRA approved a special contract for the Company with an industrial customer in order to avoid bypass of the distribution system in Tennessee. The special contract allows the Company to recover 90 percent of the margin lost from this industrial customer through a surcharge to all other customers.

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

                              Page 23 of 30 Pages

During the six months ended March 31, 2000, approximately 111 miles of pipe was replaced pursuant to the program. During that period, AGLC's capital expenditures and operation and maintenance expenses related to the pipeline replacement program were approximately $23.3 million and $4.3 million, respectively. All such amounts will be recovered through a combination of SFV rates and a regulatory mechanism. On October 1, 1999, AGLC began recovering costs of the program through the regulatory mechanism. The amount recovered through March 31, 2000 was approximately $1.0 million.

Environmental

AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset in the same amount as the recorded liability for investigation and cleanup. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during the quarter ended March 31, 2000.


Federal Regulatory Activity

FERC Order 636:  Transition  Costs  Settlement  Agreements
The Federal Energy Regulatory Commission ("FERC") issued Order No. 637 on February 9, 2000. The order revises the FERC's rules governing the operations of the utility's interstate pipeline suppliers. Among other things, the FERC:
- Permitted holders of firm pipeline capacity to release the capacity to other shippers at a price greater than the pipeline's maximum rate for the same capacity on an experimental basis through September 30, 2002;
- Authorized pipelines to propose different rates for services rendered during periods of peak usage and to propose rates that would differ based on the length of the customer's contract; and
- Declined, for the present time, to permit pipelines and their customers to establish individually negotiated terms and conditions of service that depart from generally applicable pipeline tariff rules.

The  utility  cannot  predict  how  these  revisions  may   potentially   affect
operations.

The FERC has required the utility, as well as other interstate pipeline customers, to pay transition costs associated with the separation of the suppliers' transportation and gas supply services. Based on its pipeline suppliers' filings with the FERC, the utility estimates the total portion of its transition costs from all its pipeline suppliers will be approximately $107.9 million. As of March 31, 2000, approximately $107.4 million of those costs had been incurred and were being recovered primarily from the utility's customers under rates charged for the distribution of gas. AGLC's remaining costs will be recovered from certificated marketers.

                              Page 24 of 30 Pages

The utility continues to pay transition costs to Southern Natural Gas Company ("Southern") pursuant to a restructuring settlement that resolves all transition cost issues for Southern. Under the Southern settlement, the utility's share of Southern's transition costs is approximately $89.7 million, of which the utility incurred $89.2 million as of March 31, 2000.

On March 10, 2000, Southern filed a settlement to resolve all issues arising out of its September 1, 1999 general rate case filing. Among other matters, the settlement provides for the termination of Southern's interstate pipeline affiliate, South Georgia Natural Gas Company ("South Georgia"), as a separate entity, with Southern absorbing South Georgia's facilities and operations. The settlement rates would represent a decrease of approximately $6 million per year under AGLC's existing contracts for firm interstate pipeline capacity. The FERC has authorized Southern to implement the settlement rates on an interim basis effective March 1, 2000, pending action by the FERC on the settlement. In return for the rate reduction firm contract holders were required to extend their existing contracts by three years. The utility has filed comments requesting that the FERC approve the settlement.

AGLC is involved in three Transcontinental Gas Pipe Line Corporation ("Transco") rate cases, which concern rates in effect since September 1, 1995, as well as proposed changes to take effect prospectively. These rate proceedings are at various stages of litigation before the FERC, and none of these proceedings are final. At the present time, AGLC cannot predict the effect of these proceedings on its rates or operations.


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

For each of the MGP sites, AGLC has estimated its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which AGLC may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of March 31, 2000, AGLC has recorded the lower end of the range, or $102.4 million, as a liability, which remains unchanged from September 30, 1999, and a corresponding regulatory asset. (See Environmental section under State Regulatory Activity.)

On April 24, 2000, AGLC entered into an agreement with ThermoRetec Consulting Corporation for the management of the environmental investigations and cleanups associated with the MGP sites. Management does not believe the outsourcing of the management will have a material effect on the total future cost of investigating and cleaning up the MGP sites.

                              Page 25 of 30 Pages

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURE ABOUT MARKET RISK

All financial instruments and positions held by AGL Resources described below are held for purposes other than trading.

Interest Rate Risk
AGL Resources' exposure to market risk related to changes in interest rates relates primarily to its borrowing activities. A hypothetical 10% increase or decrease in interest rates related to AGL Resources' variable rate debt ($111.0 million outstanding as of March 31, 2000) would not have a material effect on results of operations or financial condition over the next 12 months. The fair value of AGL Resources' long-term debt and capital securities also are affected by changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the estimated fair value of AGL Resources' long-term debt or capital securities. Additionally, the fair value of outstanding long-term debt and capital securities has not materially changed since September 30, 1999. During the six months ended March 31, 2000, AGL Resources repaid $50.0 million of long-term debt.




           (The remainder of this page was intentionally left blank.)

                              Page 26 of 30 Pages

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on February 4, 2000 (the "Annual Meeting"). At the Annual Meeting, the shareholders elected the following four director nominees, as set forth in AGL Resources' Proxy Statement. The number of votes "for" each nominee is as follows:

Nominee...................................           For               Withheld

Otis A. Brumby, Jr .....................         47,421,325            898,960
Robert S. Jepson, Jr ...................         47,492,535            827,750
Wyck A. Knox, Jr .......................         47,485,655            834,634
Dennis M. Love .........................         47,476,513            843,772

Directors whose term of office continued after the Annual Meeting are: Frank Barron, Jr., Walter M. Higgins, D. Raymond Riddle, Betty L. Siegel, Ben J. Tarbutton, Jr. and Felker W. Ward, Jr.

ITEM 5. OTHER INFORMATION

Information related to State Regulatory Activity, Federal Regulatory Activity, and Environmental Matters is contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."



           (The remainder of this page was intentionally left blank.)

                              Page 27 of 30 Pages

                                  RECENT EVENTS


On May 8, 2000, AGL Resources entered into a definitive agreement to purchase Virginia Natural Gas ("VNG"), a wholly owned subsidiary of Dominion Resources, for $500 million in cash. The purchase price includes $22 million in working capital. Under the agreement, AGL Resources would acquire all of the outstanding stock of VNG. At the option of the seller, the parties may elect to treat the transaction as a sale of assets for tax purposes, commonly referred to as a
Section 338(h)(10) election, in which case the purchase price shall be increased to $550 million to reflect the increased value of the transaction to AGL Resources. The transaction is conditioned, among other things, upon approvals of various regulatory agencies, including the Virginia State Corporation Commission, and is expected to close by December 31, 2000.

In connection with the acquisition of VNG, AGL Resources intends to register with the Securities and Exchange Commission as a holding company under the Public Utility Holding Company Act of 1935.




           (The remainder of this page was intentionally left blank.)

                              Page 28 of 30 Pages

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          10.1 Eighth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

          10.2 First   Amendment   to  the  Atlanta  Gas  Light   Company   1996
               Non-Employee Directors Equity Compensation Plan.

          10.3 Second Amendment to the AGL Resources Inc. 1996 Non-Employee Directors Equity Compensation Plan.

          10.4 Third Amendment to the AGL Resources Inc. 1996 Non-Employee Directors Equity Compensation Plan.

          10.5 First Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          On February 17, 2000, AGL Resources filed a Current Report on Form 8-K dated February 16, 2000, in connection with AGL Resources Inc.'s participation in the U.S. Propane joint venture.




           (The remainder of this page was intentionally left blank.)

                              Page 29 of 30 Pages

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AGL Resources Inc.
                                              (Registrant)


Date  May 15, 2000                     /s/ Donald P. Weinstein
                                           Donald P. Weinstein
                                        Senior Vice President and
                                         Chief Financial Officer
                                 (Principal Accounting and Financial Officer)


                              Page 30 of 30 Pages