Form 10-Q
period 2000-06-30
AGL RESOURCES INC
filed 2000-08-14
CIK 1004155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000





Commission       Registrant; State of Incorporation;      I.R.S. Employer
File Number      Address; and Telephone Number            Identification Number

1-14174          AGL RESOURCES INC.                       58-2210952
                 (A Georgia Corporation)
                 817 West Peachtree Street, N.E.
                 Suite 1000
                 Atlanta, Georgia  30308
                 404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.


Common Stock, $5.00 Par Value
Shares Outstanding at June 30, 2000 ...........................54,186,135

                               AGL RESOURCES INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2000


                                Table of Contents

 Item                                                                   Page
Number                                                                 Number


                         PART I-- FINANCIAL INFORMATION


  1      Financial Statements (Unaudited)

            Condensed Statements of Consolidated Income                    3
            Condensed Consolidated Balance Sheets                          4
            Condensed Consolidated Statements of Cash Flows                6
            Notes to Condensed Consolidated Financial Statements           7

  2      Management's Discussion and Analysis of Results of
         Operations and Financial Condition                               12

  3      Quantitative and Qualitative Disclosure About Market Risk        30

                 PART II-- OTHER INFORMATION

  1      Legal Proceedings                                                31

  5      Other Information                                                31

  6      Exhibits and Reports on Form 8-K                                 32

                        SIGNATURE                                         33

              PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements


                         AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                       FOR THE THREE MONTHS AND NINE MONTHS ENDED
                               JUNE 30, 2000 AND 1999
                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                                                        Three Months                      Nine Months
                                                                    2000           1999              2000            1999
                                                                    ----           ----              ----            ----

Operating Revenues                                               $ 131.8        $ 185.6           $ 474.2         $ 884.6
Cost of Sales                                                       11.6           61.1              96.9           480.1
     Operating Margin                                              120.2          124.5             377.3           404.5

Other Operating Expenses                                            81.8           95.0             267.9           274.9
     Operating Income                                               38.4           29.5             109.4           129.6

Other Income (Loss)                                                 (1.8)          (5.6)             17.5           (13.7)
     Income Before Interest and Income Taxes                        36.6           23.9             126.9           115.9

Interest Expense and Preferred Stock Dividends
     Interest expense                                               13.3           12.9              37.9            40.7
     Dividends on preferred stock of subsidiary                      1.5            1.5               4.6             4.6
          Total interest expense and preferred
          stock dividends                                           14.8           14.4              42.5            45.3
     Income Before Income Taxes                                     21.8            9.5              84.4            70.6

Income Taxes                                                         7.9            2.3              30.7            23.3
     Net Income                                                   $ 13.9          $ 7.2            $ 53.7          $ 47.3


Earnings per Common Share
     Basic                                                        $ 0.26         $ 0.12            $ 0.97          $ 0.82
     Diluted                                                      $ 0.26         $ 0.12            $ 0.97          $ 0.82

Weighted Average Number of Common
     Shares Outstanding
     Basic                                                          54.2           57.4              55.5            57.5
     Diluted                                                        54.2           57.5              55.6            57.6

Cash Dividends Paid Per Share of
     Common Stock                                                 $ 0.27         $ 0.27            $ 0.81          $ 0.81

       See notes to condensed consolidated financial statements.



                            Page 3 of 33 Pages


                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                           (Unaudited)
                                                                             June 30,       September 30,

ASSETS                                                                        2000              1999
                                                                              ----              ----

Current Assets
      Cash and cash equivalents                                                 $ -            $ 32.9
      Receivables (less allowance for uncollectible
          accounts of $8.9 at June 30, 2000
          and $4.3 at September 30, 1999)                                      37.1              51.8
      Inventories
          Natural gas stored underground                                       23.4              47.3
          Liquefied natural gas                                                 1.2               6.7
          Materials and Supplies                                                6.6               9.3
          Other                                                                 2.8               3.6
      Other                                                                     4.0               7.0
          Total current assets                                                 75.1             158.6
Property, Plant and Equipment
      Utility plant                                                         2,362.5           2,274.3
      Less accumulated depreciation                                           792.7             757.1
          Utility plant - net                                               1,569.8           1,517.2
      Non-utility property                                                    111.3             116.7
      Less accumulated depreciation                                            35.2              35.0
          Non-utility property - net                                           76.1              81.7
          Total property, plant and equipment - net                         1,645.9           1,598.9
Deferred Debits and Other Assets
      Unrecovered environmental response costs                                151.5             150.2
      Investments in joint ventures                                            52.4              28.2
      Other                                                                    40.4              34.5
          Total deferred debits and other assets                              244.3             212.9
Total Assets                                                              $ 1,965.3         $ 1,970.4



      See notes to condensed consolidated financial statements.



                      Page 4 of 33 Pages


                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                         (Unaudited)
                                                                           June 30,        September 30,
LIABILITIES AND CAPITALIZATION                                                2000               1999
                                                                              ----               ----
Current Liabilities

      Accounts payable                                                       $ 30.0            $ 31.3
      Short-term debt                                                         138.5               1.5
      Customer deposits                                                         1.9               7.4
      Interest                                                                 12.3              26.0
      Taxes                                                                    12.6              31.2
      Gas cost credits                                                          1.3              37.9
      Current portion of long-term debt                                        20.0              50.0
      Other                                                                    27.8              38.7
          Total current liabilities                                           244.4             224.0
Accumulated Deferred Income Taxes                                             240.4             211.3
Long-Term Liabilities
      Accrued environmental response costs                                    102.4             102.4
      Accrued postretirement benefits costs                                    32.7              32.4
      Deferred credits                                                         50.3              49.2
      Other                                                                     9.7               5.3
          Total long-term liabilities                                         195.1             189.3
Capitalization
      Long-term debt                                                          590.0             610.0
      Subsidiary obligated mandatorily redeemable
          preferred securities                                                 74.3              74.3
      Common stockholders' equity, $5 par value,
          shares issued of 57.8 at June 30, 2000
          and 57.8 at September 30, 1999                                      684.2             675.9
      Less shares held in treasury, at cost,
          3.6 at June 30, 2000 and
          0.7  at September 30, 1999                                          (63.1)            (14.4)
          Total capitalization                                              1,285.4           1,345.8
Total Liabilities and Capitalization                                      $ 1,965.3         $ 1,970.4


See notes to condensed consolidated financial statements.


                        Page 5 of 33 Pages


                 AGL RESOURCES INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                             (IN MILLIONS)
                             (UNAUDITED)

                                                                                                         Six Months
                                                                                                ---------------------------
                                                                                                2000                   1999
                                                                                                ----                   ----

Cash Flows from Operating Activities
        Net income                                                                  $           53.7      $             47.3
        Adjustments to reconcile net income to net
            cash flow from operating activities
               Depreciation and amortization                                                    63.4                    62.0
               Deferred income taxes                                                            29.1                    16.0
               Other                                                                            (4.1)                   (1.0)
        Changes in certain assets and liabilities
               Receivables                                                                      14.7                    21.6
               Inventories                                                                      32.9                    92.3
               Accounts payable                                                                 (1.3)                   (8.7)
               Gas cost credits                                                                (36.6)                   41.7
               Accrued interest                                                                (13.7)                  (14.0)
               Other current liabilities                                                       (10.3)                  (17.6)
               Other-net                                                                       (33.6)                  (49.5)
               Net cash flow from operating
                   activities                                                                   94.2                   190.1
Cash Flows from Financing Activities
        Net borrowings of debt                                                                  87.0                   (25.0)
        Sale of common stock, net of expenses                                                    0.7                     0.9
        Non-cash issuance of common stock and dividends                                          7.2                     9.0
        Purchase of treasury shares                                                            (56.7)                  (17.1)
        Dividends paid on common stock                                                         (45.2)                  (46.8)
               Net cash flow used in financing
                   activities                                                                   (7.0)                  (79.0)
Cash Flows from Investing Activities
        Utility plant expenditures                                                            (111.2)                  (82.4)
        Non-utility property expenditures                                                       (8.1)                  (14.4)
        Retirements, net of removal costs and salvage                                           10.9                    (0.6)
        Cash (provided to) received from joint ventures                                        (10.4)                    1.8
        Other                                                                                   (1.3)                   (2.4)
               Net cash used in investing
                   activities                                                                 (120.1)                  (98.0)
               Net increase (decrease) in cash
                   and cash equivalents                                                        (32.9)                   13.1
               Cash and cash equivalents at
                   beginning of period                                                          32.9                     0.9
               Cash and cash equivalents at
                   end of period                                                    $              -      $             14.0
Cash Paid During the Period for
        Interest                                                                    $           51.6      $             59.5
        Income taxes                                                                $           20.2      $             13.0



See notes to condensed consolidated financial statements.

                    Page 6 of 33 Pages



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

In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments necessary for a fair statement of the results of the interim periods reflected. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the financial statements and the notes included in the annual report on Form 10-K of AGL
Resources for the fiscal year ended September 30, 1999. Due to the seasonal nature of a portion of AGL Resources' businesses, the results of operations for the three-month and nine-month periods are not necessarily indicative of results of operations for a twelve-month period.

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

During the transition to competition, AGLC continued to provide gas sales service to customers who had not yet switched to a certificated marketer. Pursuant to a joint stipulation agreement with the GPSC, AGLC implemented a rate structure for gas sales that ensured AGLC's recovery of its purchased gas costs incurred from October 6, 1998 through September 30, 1999, without creating any significant income or loss. The joint stipulation agreement provided for a true-up for any profit or loss outside of a specified range during fiscal 1999. During December 1999, as contemplated by the joint stipulation agreement, AGLC paid $33 million in over-collected purchased gas costs to the GPSC. During the second quarter of this fiscal year, the GPSC instituted a mechanism pursuant to which certificated marketers were required to provide customers with a credit on their bill. To be eligible for the refund credit, the customer had to have been on AGLC's system on May 25, 1999, and still connected as of April 3, 2000. Refund amounts were distributed by the GPSC to the marketers during the second quarter of this fiscal year. The average refund per end-use customer was approximately $25. (See Gas Cost Credits in the Financial Condition section contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

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

3. Earnings Per Common Share; Common Stockholders' Equity; and Share Repurchase Program

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur when common share equivalents are added to common shares outstanding. AGL Resources' only common share equivalents are stock options whose exercise prices were less than the average market price of the common shares for the respective periods. As of June 30, 2000 and 1999, respectively, there were 3,608,726 and 2,625,996 total options outstanding. Of those options outstanding at June 30, 2000 and 1999, respectively, 3,388,659 and 2,324,024 shares of common stock were outstanding, and were not included in the computation of diluted earnings per common share because the exercise prices of those options were greater than the average market price of the common shares for the respective periods.

On October 5, 1999, the Board of Directors of AGL Resources authorized a plan to repurchase up to 3.6 million shares (6.3% of total outstanding as of September 30, 1999) of AGL Resources common stock over a period ending no later than September 30, 2001. Open market purchases of the shares may be made from time to time, subject to availability, and the repurchased shares will be held in treasury. Under the share repurchase program, during the three month period ended June 30, 2000, AGL Resources repurchased 238,000 shares of common stock for a total of $4.0 million. During the nine month period ended June 30, 2000, AGL Resources repurchased 3,310,500 shares of common stock for a total of $56.7 million.

During the three month period and nine month period ended June 30, 2000, AGL Resources issued 139,653 shares and 447,578 shares of common stock, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan, the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AGL Resources will adopt SFAS 133 on October 1, 2000. While the impact of SFAS 133 on AGL Resources' consolidated financial statements is under review and is currently unknown, no material impact is expected.

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

For each of the MGP sites, AGLC has estimated its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which AGLC may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of June 30, 2000, AGLC has recorded the lower end of the range, or $102.4 million, as a liability, which remains unchanged from September 30, 1999, and a corresponding regulatory asset.

AGLC has entered into a contract with ThermoRetec Consulting Corporation ("ThermoRetec") for management of the investigation and cleanup of AGLC's MGP sites. Under this contract, AGLC's former MGP sites are classified into two categories. Where AGLC is not the primary responsible party, ThermoRetec will provide management oversight and coordination between AGLC and other responsible parties. At all other sites, ThermoRetec will provide all services that will eventually result in cleanup and regulatory finality for those MGP sites within specified deadlines. With respect to these latter sites, the agreement between AGLC and ThermoRetec establishes a performance-based fee arrangement, under which a  portion  of  ThermoRetec's  compensation  is  tied to the  relationship between certain specified components of the cleanup costs and specified benchmarks for those cost components. Management does not believe the outsourcing of the management will have a material effect on the total future cost of investigating and cleaning up the MGP sites.


           (The remainder of this page was intentionally left blank.)

6. Segment Information

AGL Resources is organized into two operating segments: Utility and Non-utility. Management evaluates segment performance based on net income, which includes the effects of corporate expense allocations. There were no material inter-segment sales during the three-month or nine-month periods ended June 30, 2000 or 1999.


Three Months Ended           June 30, 2000                  June 30, 1999
                      --------------------------     --------------------------
(Millions of Dollars)             Non-                           Non-
                      Utility   Utility    Total     Utility   Utility    Total

 Operating Revenues    $125.6      $6.2   $131.8      $180.7      $4.9   $185.6
 Depreciation
   and Amortization      17.1       2.9     20.0        17.2       2.7     19.9
 Interest Expense        11.1       2.2     13.3        11.3       1.6     12.9
 Interest Income          0.1         -      0.1           -       0.3      0.3
 Equity in the
   Net Income (Loss)
   of Joint Ventures        -      (1.9)    (1.9)          -      (5.3)    (5.3)
 Income Tax
   Expense (Benefit)     10.0      (2.1)     7.9         6.4      (4.1)     2.3
 Net Income (Loss)       18.1      (4.2)    13.9        14.4      (7.2)     7.2
 Capital Expenditures    70.5       4.6     75.1        30.0       5.0     35.0



Nine Months Ended            June 30, 2000                   June 30, 1999
                       --------------------------      -------------------------
(Millions of Dollars)             Non-                            Non-
                       Utility  Utility     Total      Utility  Utility   Total

 Operating Revenues     $442.7    $31.5    $474.2       $862.6    $22.0  $884.6
 Depreciation
   and Amortization       53.0      9.3      62.3         50.9      8.9    59.8
 Interest Expense         34.0      3.9      37.9         35.8      4.9    40.7
 Interest Income           0.3      0.2       0.5          0.1      0.4     0.5
 Equity in the
   Net Income (Loss)
   of Joint Ventures         -     13.3      13.3            -    (13.7)  (13.7)
 Income Tax
   Expense (Benefit)      29.3      1.4      30.7         31.9     (8.6)   23.3
 Net Income (Loss)        52.0      1.7      53.7         61.9    (14.6)   47.3
 Capital Expenditures    111.2      8.1     119.3         82.4     14.4    96.8


 Balance as of               June 30, 2000                September 30, 1999
                       --------------------------      -------------------------
(Millions of Dollars)             Non-                            Non-
                       Utility  Utility     Total      Utility  Utility    Total


 Identifiable Assets  $1,814.6    $98.3  $1,912.9     $1,799.7   $142.5 $1,942.2
 Investments in
   Joint Ventures          0.4     52.0      52.4          0.4     27.8     28.2

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

Important factors that could cause our actual results to differ substantially from those in the forward-looking statements include, but are not limited to, the following:

   -     Changes in price and demand for natural gas and related products;
   - Impact of changes in state and federal legislation and regulation on both the gas and electric industries;
   - Effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, unknown risks related to nonregulated businesses, and unknown issues such as the stability of certificated marketers;
   -     Concentration of credit risk in certificated marketers;
   -     Industry consolidation;
   -     Impact of acquisitions and divestitures;
   -     Changes in accounting policies and practices;
   - Interest rate fluctuations, financial market conditions, and economic conditions, generally; and
   - Uncertainties about environmental issues and the related impact of such issues.

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

As of June 30, 2000, AGL Resources owned or had an interest in the following non-utility businesses:

   - SouthStar Energy Services LLC ("SouthStar"), a joint venture among a subsidiary of AGL Resources and subsidiaries of Dynegy Holdings, Inc. and Piedmont Natural Gas Company. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name "Georgia Natural Gas Services;"
   - AGL Investments, Inc., which manages certain non-utility businesses including:
              - AGL Propane, Inc. ("Propane"), which, as of June 30, 2000, engaged in the sale of propane and related products and services in Georgia, Alabama, Tennessee and North Carolina. For an
                update  on AGL Resources'   propane   operations,   see  "Nature
                of  Our  Business  -  Propane Operations;"
              - Trustees  Investments,  Inc.,  which owns  Trustees  Gardens,  a residential and retail development located in Savannah, Georgia; and
              - Utilipro, Inc.  ("Utilipro"),  in which AGL Resources  has an
                85% ownership interest and which engages in the sale of integrated customer care solutions and billing services to energy marketers in the United States and Canada.
   - AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company LLC ("Etowah"), a joint venture with Southern Natural Gas Company. Etowah was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility.

Virginia  Natural  Gas,  Inc.
On May 8, 2000, AGL Resources entered into a definitive agreement to purchase Virginia Natural Gas, Inc. ("VNG"), an indirect, wholly-owned subsidiary of Dominion Resources, Inc. ("Dominion"), for $500 million in cash. The purchase price includes $22 million in working capital. At the option of the seller, the parties may elect to treat the transaction as a sale of assets for tax purposes, commonly referred to as a Section 338(h)(10) election, in which case the purchase price will be increased to $550 million to reflect the increased value of the transaction to AGL Resources.

The VNG acquisition is conditioned, among other things, upon approvals of various regulatory agencies and is expected to close in the fourth quarter of this calendar year. On July 28, 2000, AGL Resources received approval from the Virginia State Corporation Commission ("VSCC") for its acquisition of VNG. Other pending regulatory applications include: approval of AGL Resources' acquisition of VNG by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 ("PUHCA"); approval of Dominion's disposition of VNG by the Federal Trade Commission; and the VSCC's approval of AGL Resources' filings pursuant to the Virginia Affiliates Act. AGL Resources expects to receive the remaining required regulatory approvals in time to permit closing the transaction by the fourth quarter of this calendar year. Upon the closing of the transaction, AGL Resources will become a registered holding company under PUHCA.

Propane Operations
On February 15, 2000, AGL Resources entered into a definitive agreement to combine its propane operations, presently operated through Propane, with the propane operations of Atmos Energy Corporation, Dallas, Texas; Piedmont Natural Gas Company, Charlotte, North Carolina; and TECO Energy, Inc., Tampa, Florida. The joint venture, which is called US Propane, L.L.C. ("US Propane"), subsequently announced on June 15, 2000, that it had entered into a definitive agreement to combine US Propane's operations with Heritage Propane Partners. The transactions were closed on August 10, 2000. Through the series of transactions provided for in these two agreements, US Propane acquired ownership of the general partner, as well as certain limited partner units, in a master limited partnership that distributes propane to over 480,000 customers in 28 states.

Under the agreements, US Propane sold its propane business to Heritage Propane Partners for approximately $181 million in cash and limited partnership units. US Propane purchased all of the outstanding common stock of Heritage Holdings, the general partner of Heritage Propane Partners, for $120 million. As a result of these transactions, US Propane, in addition to owning 100% of the general partner, owns an approximate 34% limited partnership interest in Heritage Propane Partners, the master limited partnership. US Propane is owned by the four companies that formed US Propane, with AGL Resources holding a 22.36% interest.



           (The remainder of this page was intentionally left blank.)

Results of Operations

Three-Month Periods Ended June 30, 2000 and 1999
In this section, the results of operations for the three-month periods ended June 30, 2000 and 1999 are compared.

Operating Margin Analysis
 (Dollars in Millions)


                           Three Months Ended
                       6/30/2000       6/30/1999         Favorable/(Unfavorable)
                     -------------   -------------       -----------------------
 Operating Revenues
     Utility            $ 125.6         $ 180.7          $ (55.1)        (30.5%)
     Non-utility            6.2             4.9              1.3          26.5%
                     -------------   -------------       -----------------------
        Total           $ 131.8         $ 185.6          $ (53.8)        (29.0%)
                     =============   =============       =======================
 Cost of Sales
     Utility            $  11.3         $  60.3          $  49.0          81.3%
     Non-utility            0.3             0.8              0.5          62.5%
                     -------------   -------------       -----------------------
        Total           $  11.6         $  61.1          $  49.5          81.0%
                     =============   =============       =======================
 Operating Margin
     Utility            $ 114.3         $ 120.4          $  (6.1)         (5.1%)
     Non-utility            5.9             4.1              1.8          43.9%
                     -------------   -------------       -----------------------
        Total           $ 120.2         $ 124.5          $  (4.3)         (3.5%)
                     =============   =============       =======================

Utility.  Utility  operating  revenues  decreased   $55.1 million  and  cost  of
          sales  decreased $49.0 million primarily due to the following factors:

     - Pursuant to the Deregulation Act, Georgia customers began to switch from AGLC to certificated marketers for natural gas purchases beginning November 1, 1998. As of October 1, 1999, except for isolated circumstances, all of AGLC's approximately 1.4 million Georgia customers had switched to or had been assigned to certificated marketers. As a result, AGLC sold less gas. The reduction in gas sold resulted in a net decrease of $54.5 million in operating revenues and a net decrease of $54.3 million in the cost of gas sold to end-use customers resulting from the effect of customer migration to certificated marketers. Historically, AGLC recovered its actual gas costs, including carrying costs related to storage of gas inventories, from its customers;
     - Chattanooga's operating revenues increased $5.1 million and cost of sales increased $5.2 million as a result of higher Purchased Gas Adjustment ("PGA") natural gas commodity costs; and
     - Delivery service revenues decreased $6.2 million due to customer migration to certificated marketers. Additionally, AGLC's late payment fee revenue from end-use customers decreased $3.0 million. This decrease was primarily due to the fact that AGLC is no longer billing end-use customers.The decrease in delivery service revenue was partially offset by revenue increases of $2.8 million related to end-use customer growth and $1.8 million attributable to billing for damage caused by independent contractors.

The operating margin decreased to $114.3 million for the three months ended June 30, 2000 from $120.4 million for the same period last year. The decrease of $6.1 million was the result of the factors noted above. The operating margin as a percentage of operating revenues increased to 91.0% for the three months ended June 30, 2000 from 66.6% for the same period last year. This increase was primarily due to decreased revenues from gas sales and a corresponding decrease in cost of sales resulting from deregulation.

Non-utility. Non-utility operating revenues increased to $6.2 million for the three months ended June 30, 2000 from $4.9 million for the same period last year. The net increase of $1.3 million was primarily due to an increase in Utilipro's operating revenues. Utilipro engages in the sale of integrated customer care solutions to energy marketers. Utilipro's growth in revenue over the previous year was primarily due to increased demand for its customer care services.

Non-utility cost of sales decreased to $0.3 million for the three months ended June 30, 2000 from $0.8 million for the same period last year. The decrease of $0.5 million was primarily due to a decrease in the amount of propane sold as compared to the same period last year.

Non-utility operating margin increased to $5.9 million for the three months ended June 30, 2000 from $4.1 million for the same period last year. The increase of $1.8 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
 (Dollars in Millions)


                         Three Months Ended
                      6/30/2000      6/30/1999           Favorable/(Unfavorable)
                     -----------    -----------          -----------------------
 Total Other Operating Expenses
    Utility            $  75.4        $  88.8             $ 13.4          15.1%
    Non-utility            6.4            6.2               (0.2)         (3.2%)
                     -----------    -----------          -----------------------
      Total            $  81.8        $  95.0             $ 13.2          13.9%
                     ===========    ===========          =======================

Total Other Operating Expenses
Total other operating expenses decreased to $81.8 million for the three months ended June 30, 2000 from $95.0 million for the same period last year, a decrease of 13.9%.

Utility. Utility total other operating expenses decreased $13.4 million as compared with the same period last year due to the reduction in staffing levels of 520 people, the implementation of cost controls, work management process improvements and other operational excellence initiatives. The decrease was primarily reflected in the following areas:

     - A decrease of $5.3 million in customer service expense related to billing, bill inquiry, payment processing and collection services resulting from the migration of customers to certificated marketers, and
     - A decrease of $8.1 million related to maintenance and benefit expenses as a result of reduced staffing levels as discussed above.

Non-utility. Non-utility total other operating expenses increased $0.2 million as compared with the same period last year primarily due to an increase in Utilipro's operating expenses caused by increased demand for its services. (See Non-utility section under Operating Margin Analysis.)

Other Income/(Loss)
Other losses totaled $1.8 million for the three months ended June 30, 2000, compared with other losses of $5.6 million for the same period last year. The decrease in other losses of $3.8 million is primarily due to a decrease in AGL Resources' portion of SouthStar's losses of $2.0 million from a loss of $5.1 million, a decrease of $3.1 million. The improved performance by SouthStar is primarily due to an increase in customers served and lower marketing expenses, compared to the same period last year.

Interest Expense
Interest expense increased to $13.3 million for the three months ended June 30, 2000 from $12.9 million for the same period last year. The increase of $0.4 million was primarily due to the following:

     - An increase of $2.1 million resulting from increased amounts of short-term debt outstanding during the period;
     - A decrease of $1.0 million resulting from decreased amounts of long-term debt outstanding during the period;
     - A decrease of $0.4 million resulting from increased Allowance for Funds Used During Construction ("AFUDC") due to the Pipeline Replacement Program; and
     - A decrease of approximately $0.3 million resulting from a reduction of interest expense related to customer deposits as a result of
           customer   migration   to certificated marketers.

Income Taxes
Income tax expense increased to $7.9 million for the three months ended June 30, 2000 from $2.3 million for the same period last year. The increase in income taxes of $5.6 million was due primarily to an increase in income before income taxes of $12.2 million compared to the same period last year and an increase in the effective tax rate. The increase in the effective tax rate resulted from a reduction in certain tax reserves related to the favorable resolution of certain outstanding tax issues during the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the three months ended June 30, 2000 was 36.2% as compared to 24.2% for the same period last year.




           (The remainder of this page was intentionally left blank.)

Nine-Month Periods Ended June 30, 2000 and 1999
In this section, the results of operations for the nine-month periods ended June 30, 2000 and 1999 are compared.

Operating Margin Analysis
 (Dollars in Millions)


                           Nine Months Ended
                       6/30/2000      6/30/1999          Favorable/(Unfavorable)
                      -----------    -----------         -----------------------
 Operating Revenues
    Utility            $ 442.7.1        $ 862.6          $ (419.9)       (48.7%)
    Non-utility             31.5           22.0               9.5         43.2%
                      -----------    -----------         -----------------------
       Total           $   474.2        $ 884.6          $ (410.4)       (46.4%)
                      ===========    ===========         =======================
 Cost of Sales
    Utility            $    88.1        $ 473.7          $  385.6         81.4%
    Non-utility              8.8            6.4              (2.4)       (37.5%)
                      -----------    -----------         -----------------------
       Total           $    96.9        $ 480.1          $  383.2         79.8%
                      ===========    ===========         =======================
 Operating Margin
    Utility            $   354.6        $ 388.9          $  (34.3)        (8.8%)
    Non-utility             22.7           15.6               7.1         45.5%
                      -----------    -----------         -----------------------
       Total           $   377.3        $ 404.5          $  (27.2)        (6.7%)
                      ===========    ===========         =======================

Utility. Utility operating revenues decreased $419.9 million and cost of sales decreased $385.6 million primarily due to the following factors:

     - Pursuant to the Deregulation Act, Georgia customers began to switch from AGLC to certificated marketers for natural gas purchases beginning November 1, 1998. As of October 1, 1999, except for isolated circumstances, all of AGLC's approximately 1.4 million Georgia customers had switched to or had been assigned to certificated marketers. As a result, AGLC sold less gas. The reduction in gas sold resulted in a net decrease of $406.6 million in operating revenues and a net decrease of $399.3 million in the cost of gas sold to end-use customers resulting from the effect of customer migration to certificated marketers. Historically, AGLC recovered its actual gas costs, including carrying costs related to storage of gas inventories, from its customers;
     - Chattanooga's operating revenues increased $16.3 million and cost of sales increased $13.7 million as a result of weather that was colder than the prior year and as a result of higher PGA natural gas commodity costs; and
     - Delivery service revenues decreased $28.1 million due to customer migration to certificated marketers. Additionally, AGLC's late payment fee revenue from end-use customers decreased $13.0 million. This decrease was primarily due to the fact that AGLC is no longer billing end-use customers. The decrease in delivery service revenue was partially offset by revenue increases of $7.5 million related to end-use customer growth and $3.8 million attributable to billing for damage caused by independent contractors.

The operating margin decreased to $354.6 million for the nine months ended June 30, 2000 from $388.9 million for the same period last year. The decrease of $34.3 million was the result of the factors noted above. The operating margin as a percentage of operating revenues increased to 80.1% for the nine months ended June 30, 2000 from 45.1% for the same period last year. This increase was primarily due to decreased revenues from gas sales and a corresponding decrease in cost of sales resulting from deregulation.

Non-utility. Non-utility operating revenues increased to $31.5 million for the nine months ended June 30, 2000 from $22.0 million for the same period last year. The net increase of $9.5 million was primarily due to the following factors:

     - An increase of $7.8 million in Utilipro's operating revenues. Utilipro's growth in revenue was primarily due to increased demand for its customer care services;
     - An increase of $2.9 million in Propane's operating revenues.The increase was due to an increase in the selling price per gallon compared with the same period in fiscal 1999; and
     - A decrease of approximately $1.0 million due to certain discontinued operations.

Non-utility cost of sales increased to $8.8 million for the nine months ended June 30, 2000 from $6.4 million for the same period last year. The increase of $2.4 million was primarily due to an increase in Propane's cost of gas resulting from an increase in the cost per gallon as compared to the same period last year.

Non-utility operating margin increased to $22.7 million for the nine months ended June 30, 2000 from $15.6 million for the same period last year. The increase of $7.1 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
 (Dollars in Millions)


                               Nine Months Ended
                           6/30/2000    6/30/1999        Favorable/(Unfavorable)
                           ---------    ---------        -----------------------
 Total Other Operating Expenses
     Utility               $  242.4     $  260.2         $  17.8           6.8%
     Non-utility               25.5         14.7           (10.8)        (73.5%)
                           ----------   ---------        -----------------------
        Total              $  267.9     $  274.9         $   7.0           2.5%
                           ==========   =========        =======================

Total Other  Operating  Expenses
Total other operating expenses decreased to $267.9 million for the nine months ended June 30, 2000 from $274.9 million for the same period last year, a decrease of 2.5%.

Utility. Utility total other operating expenses decreased $17.8 million as compared with the same period last year due to the reduction in staffing levels of 520 people, the implementation of cost controls, work management process improvements and other operational excellence initiatives. The decrease was primarily reflected in the following areas:

     -     A decrease of $15.1 million in customer service  expense  related  to
           billing,  bill inquiry,  payment processing and collection   services
           resulting from  the migration of customers to certificated marketers;
     - A decrease of $4.8 million related to maintenance and benefit expenses as a result of reduced staffing levels as discussed above; and
     - An increase in depreciation of $2.1 million due to the Pipeline Replacement Program.

Non-utility. Non-utility total other operating expenses increased $10.8 million as compared with the same period last year primarily due to an increase of $11.1 million in Utilipro's operating expenses caused by increased demand for its services. This was partially offset by reduced expenses in AGL Investments. As a result of slower than expected implementation of gas and electric utility deregulation throughout North America, Utilipro's growth opportunities have been less than originally anticipated. As a result, management continues to review Utilipro's business model in an effort to maximize long-term shareholder value.

Other Income/(Loss)
Other income totaled $17.5 million for the nine months ended June 30, 2000, compared with other losses of $13.7 million for the same period last year. The increase in other income of $31.2 million was primarily due to the following factors:

     - AGL Resources' portion of SouthStar's income increased to $13.3 million from a loss of $8.4 million, an increase of $21.7 million. The improved performance by SouthStar was primarily due to an increase in customers served and lower marketing expenses, compared to the same period last year; and
     - During the first nine months of fiscal 1999, AGL Resources recorded pre-tax losses related to its interests in Sonat Marketing Company L.P. ("Sonat Marketing") and Sonat Power Marketing L.P. ("Sonat Power Marketing") totaling approximately $8.1 million. AGL Resources sold its interests in Sonat Marketing and Sonat Power Marketing during the fourth quarter of fiscal 1999.

Interest Expense
Interest expense decreased to $37.9 million for the nine months ended June 30, 2000 from $40.7 million for the same period last year. The decrease of $2.8 million was primarily due to the following:

     - A decrease of $2.1 million resulting from decreased amounts of long-term debt outstanding during the period;
     - A decrease of approximately $1.3 million resulting from a reduction of interest expense related to customer deposits as a result of
           customer   migration   to certificated marketers;
     - A decrease of $1.2 million resulting from increased AFUDC due to the Pipeline Replacement Program; and
     -     An increase of $1.8 million due to more short-term debt outstanding.

Income Taxes
Income tax expense increased to $30.7 million for the nine months ended June 30, 2000 from $23.3 million for the same period last year. The increase in income taxes of $7.4 million was due to a $13.4 million increase in income before income taxes compared to the same period last year and to an increase in the effective tax rate. The increase in the effective tax rate resulted from a reduction in certain tax reserves related to the favorable resolution of certain outstanding tax issues during the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the nine months ended June 30, 2000 was 36.4% as compared to 33.0% for the same period last year.

Financial Condition

Seasonality of Business
Historically, the utility business has been seasonal in nature, resulting in a substantial increase in accounts receivable from customers from September 30 to June 30 due to higher billings during colder weather. As a result of deregulation and the implementation of SFV rates, the seasonality of both expenses and revenues related to AGLC's Georgia operations has been eliminated. However, the operations of SouthStar and Chattanooga, as well as AGL Resources' propane operations, are seasonal, and those businesses will likely experience greater profitability in the winter months than in the summer months. (See Note
2. Overview of the Transition from a Regulated to a Competitive Business Environment.)

Inventory of natural gas stored underground decreased $32.9 million during the nine months ended June 30, 2000 primarily due to the assignment of most of AGLC's inventories to certificated marketers as a result of the Deregulation Act. AGLC will continue to maintain small amounts of inventory of natural gas stored underground in order to optimize the operation of its gas distribution system.

Financing
AGL Resources historically meets its liquidity requirements through operating cash flow and the issuance of short-term debt. Short-term lines of credit with various banks provide for direct borrowings and are subject to annual renewal. The aggregate borrowing capacity under the current lines of credit ranges up to $175 million.

Short-term debt increased $137.0 million to $138.5 million as of June 30, 2000 from $1.5 million as of September 30, 1999. The increase in short-term debt was primarily due to the repayment of $50 million of AGLC's long-term debt, which matured during the nine months ended June 30, 2000, and the repurchase of 3.3 million shares of common stock for a total of $56.7 million. Management expects to obtain other long-term financing in fiscal 2001 to replace the short-term debt that was used for these purposes.

Operating cash flow decreased to $94.2 million for the nine months ended June 30, 2000 as compared to $190.1 million for the same period last year, primarily due to a decrease in gas cost credits of $78.3 million (See Gas Cost Credits section below), a decrease in natural gas inventories of $59.4 million due to the assignment of inventories to the marketers, which was offset by increases in deferred income taxes of $13.1 million and various other items.

Management believes available credit will be sufficient to meet working capital needs both on a short and long-term basis. However, capital needs depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Virginia Natural Gas, Inc.
On May 8, 2000, AGL Resources entered into a definitive agreement to purchase VNG, an indirect wholly-owned subsidiary of Dominion, for $500 million in cash. The purchase price includes $22 million in working capital. At the option of the seller, the parties may elect to treat the transaction as a sale of assets for tax purposes, commonly referred to as a Section 338(h)(10) election, in which case the purchase price will be increased to $550 million to reflect the increased value of the transaction to AGL Resources. The purchase price will be funded from cash on hand and from short-term acquisition "bridge" financing. AGL Resources expects that the "bridge" financing will be financed with longer-term debt or trust preferred securities during fiscal 2001.

The VNG acquisition is conditioned, among other things, upon approvals of various regulatory agencies and is expected to close in the fourth quarter of this calendar year. On July 28, 2000, AGL Resources received approval from the VSCC for its acquisition of VNG. Other pending regulatory applications include: approval of AGL Resources' acquisition of VNG by the Securities and Exchange Commission under PUHCA; approval of Dominion's disposition of VNG by the Federal Trade Commission; and the VSCC's approval of AGL Resources' filings pursuant to the Virginia Affiliates Act. AGL Resources expects to receive the remaining required regulatory approvals in time to permit closing the transaction during the fourth quarter of this calendar year.


Propane Operations
On February 15, 2000, AGL Resources entered into a definitive agreement to combine its propane operations, presently operated through Propane, with the propane operations of Atmos Energy Corporation, Dallas, Texas; Piedmont Natural Gas Company, Charlotte, North Carolina; and TECO Energy, Inc., Tampa, Florida. The joint venture, which is called US Propane, L.L.C. ("US Propane"), subsequently announced on June 15, 2000, that it had entered into a definitive agreement to combine US Propane's operations with Heritage Propane Partners. The transactions were closed on August 10, 2000. Through the series of transactions provided for in these two agreements, US Propane acquired ownership of the general partner, as well as certain limited partner units, in a master limited partnership that distributes propane to over 480,000 customers in 28 states.

Under the agreements, US Propane sold its propane business to Heritage Propane Partners for approximately $181 million in cash and limited partnership units. US Propane purchased all of the outstanding common stock of Heritage Holdings, the general partner of Heritage Propane Partners, for $120 million. As a result of these transactions, US Propane, in addition to owning 100% of the general partner, owns an approximate 34% limited partnership interest in Heritage Propane Partners, the master limited partnership. US Propane is owned by the four companies that formed US Propane, with AGL Resources holding a 22.36% interest.

Transition to Competition

The regulated rate structure under which AGLC unbundled its gas sales and delivery service assumed that AGLC's costs associated with providing customer service decreased each time a customer switched to a certificated marketer for gas sales service, and such costs would be eliminated at the time the switch was made. In fact, a significant portion of the costs associated with customer service activities ("ancillary services"), including billing, bill inquiry, payment processing and collection services, could not be eliminated for a period of up to several months, during which AGLC continued to incur these expenses. The accelerated pace of customer migration to certificated marketers also required AGLC to incur additional customer service expenses, not originally provided for in regulated rates, in order to maintain a high level of customer service during the transition to competition. During the nine months ended June 30, 2000, AGLC aggressively pursued the elimination of these expenses by implementing various cost reduction and operational excellence initiatives.

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

As of June 30, 2000, AGLC had deferred a net amount of approximately $7.0 million in certain assets and expenses related to deregulation and recorded a regulatory asset in that amount.

On May 23, 2000, the staff of the GPSC filed a motion requesting that the GPSC issue an order disallowing the deferrals made by AGLC, alleging that the deferrals were in violation of the GPSC's Order. On August 11, 2000, AGLC and the GPSC staff reached an oral agreement which will be reduced to writing, pursuant to which the parties will agree that the staff's motion will be held in abeyance until such time as recovery is requested by AGLC. Management believes that recoverability of this asset is appropriate.

Concentration of Credit Risk
AGLC has concentration of credit risk related to the provision of services to certificated marketers. At September 30, 1998, AGLC billed approximately 1.4 million end-use customers in Georgia for its services. In contrast, at June 30, 2000, AGLC billed 13 certificated and active marketers in Georgia for services, who, in turn, billed end-use customers.

As of June 30, 2000, 71.7% of AGL Resources' total gas receivables were due from three of the 13 certificated and active marketers plus two inactive marketers and 0.2% were due from end-use customers in Georgia who migrated to certificated marketers late in fiscal 1999 or who were randomly assigned. Beginning October 1, 1999, only gas receivables primarily attributable to Chattanooga are due from end-use customers. As a result, in fiscal 2000, a significantly higher percentage of AGL Resources' total gas receivables are due from Georgia certificated marketers than was the case in prior years.

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

On October 26, 1999, Peachtree Natural Gas, LLC ("Peachtree"), the then fifth largest certificated marketer in Georgia based on customer count, filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of Peachtree's bankruptcy filing, Peachtree owed AGLC approximately $14.3 million for pre-petition delivery service and other services and charges. AGLC holds $11 million of surety bonds as security for Peachtree's obligations. The amount owed to AGLC does not include amounts owed by Peachtree to interstate pipelines for assigned capacity. Based upon proofs of claim filed by interstate pipelines in Peachtree's bankruptcy proceeding, as of the date of Peachtree's filing, Peachtree owed interstate pipelines approximately $2.5 million for assigned capacity. In December 1999, Shell Energy Services Company, L.L.C. began serving the firm customers formerly served by Peachtree. AGLC has been paid in full for all post-petition delivery and other services provided by AGLC to Peachtree.

On July 1, 2000, Titan Energy of Georgia, Inc. ("Titan"), the then sixth largest certificated marketer in Georgia based on customer count, filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of Titan's bankruptcy filing, Titan owed AGLC approximately $2.4 million for pre-petition delivery service and other services and charges. Since that date, AGLC has been paid approximately $2.3 million under letters of credit it held as security for Titan's obligations, leaving an unpaid pre-petition claim against Titan of approximately $0.1 million. Based upon information filed by Titan in its bankruptcy proceeding, AGLC does not believe that Titan has any outstanding unpaid amounts owing to any interstate pipelines. Effective July 14, 2000, Energy America, LLC began serving the firm customers formerly served by Titan. AGLC has been paid in full for all post-petition delivery and other services provided by AGLC to Titan.

Capital Expenditures
Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $119.3 million for the nine-month period ended June 30, 2000 as compared to $96.8 million for the nine-month period ended June 30, 1999. The increase of $22.5 million is primarily attributable to the capital expenditures incurred for the accelerated Pipeline Replacement Program. AGLC will recover the cost of the accelerated Pipeline Replacement Program from end-use customers through billings to certificated marketers, net of any cost savings from the replacement program. (See State Regulatory Activity - AGLC Pipeline Safety.) Typically, funding for capital expenditures is provided through a combination of internal and external sources.

Common Stock
During the nine months ended June 30, 2000, AGL Resources repurchased 3,310,500 shares of common stock for a total of $56.7 million pursuant to a previously announced stock repurchase plan. During that same period, AGL Resources issued 447,578 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan, the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

Ratios
As of June 30, 2000, AGL Resources' capitalization ratios consisted of:

     -     45.9%   long-term debt (excluding current portion);
     -      5.8%   preferred securities; and
     -     48.3%   common equity.

These ratios will change as a result of the financing required for the VNG acquisition.

Gas Cost Credits
Gas cost credits decreased to $1.3 million as of June 30, 2000 from $37.9 million as of September 30, 1999. The decrease is primarily due to a $33 million payment to the GPSC during December 1999, and payments totaling approximately $2.5 million to buyout and terminate remaining long-term gas supply contracts. In accordance with the January 26, 1999 joint stipulation agreement entered into with the GPSC, AGLC recognized profits of $1.0 million in fiscal 1999 and recorded a liability for the remaining over-collection of gas costs in accordance with SFV rates. (See Note 2. Overview of the Transition from a Regulated to a Competitive Business Environment.)

Since AGLC paid the $33 million to the GPSC, the GPSC instituted a mechanism pursuant to which certificated marketers were required to provide customers with a credit on their marketer's bill. To be eligible for the refund credit, the customer had to have been on AGLC's system on May 25, 1999, and still connected as of April 3, 2000. The average refund per customer was approximately $25.

State Regulatory Activity

In March 2000, the GPSC approved a plan to refund approximately $33 million, plus interest of approximately $1 million earned on such funds from the time they were provided by AGLC to the GPSC in December, 1999, to retail end-use customers of certificated marketers. The refund is a result of a positive balance in AGLC's purchased gas adjustment ("PGA"), which accrued while AGLC was still a retail provider of natural gas. The refund has no effect on AGLC's earnings. However, AGLC was allowed to recover approximately $0.8 million from the PGA balance prior to disbursement of refunds in order to cover bad debt balances of certain customers who were eligible for refunds. Refunds were disbursed to customers by retail marketers during April and May 2000.

The GPSC also approved funds totaling $0.5 million during the quarter ended June 30, 2000 from the Universal Service Fund ("USF") for system expansion projects in AGLC's distribution system. The USF was established as a component of gas deregulation in Georgia in order to, among other things, fund expansion of AGLC's distribution system in areas where it would otherwise not be economically feasible to do so. For the nine months ended June 30, 2000, USF approved contributions totaled $1.1 million for expansion projects.

The GPSC approved the extension of AGLC's pipeline contract with Southern Natural Gas Company ("Southern") in April. The extension settles Southern's general rate case filing dated September 1, 1999. While the three-year extension has no effect on the earnings of AGLC, the new contract will lower pipeline charges to marketers who may, in turn, pass the savings on to their end-use customers.

Please see Financial Condition, Transition to Competition, for a discussion of the Order.

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

AGLC Pipeline Safety
On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that details a 10-year replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the replacement program.

During the nine months ended June 30, 2000, approximately 187 miles of pipe was replaced pursuant to the program. During that period, AGLC's capital expenditures and operation and maintenance expenses related to the Pipeline
Replacement Program were approximately $35.8 million and $6.6 million, respectively. All such amounts will be recovered through a combination of SFV rates and a regulatory mechanism. On October 1, 1999, AGLC began recovering costs of the program through the regulatory mechanism. The amount recovered through June 30, 2000 was approximately $1.5 million.

Environmental
AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an "Environmental Response Cost Recovery Rider." It allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset in the same amount as the recorded liability for investigation and cleanup. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. To date, AGLC has recovered $26.9 million, although there were no material recoveries during the quarter ended June 30, 2000.


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

AGL Resources cannot predict how these revisions may potentially affect its utility operations.

The FERC has required the utility, as well as other interstate pipeline customers, to pay transition costs associated with the separation of the suppliers' transportation and gas supply services. Based on its pipeline suppliers' filings with the FERC, the utility estimates the total portion of its transition costs from all its pipeline suppliers will be approximately $108.5 million. As of June 30, 2000, approximately $108.1 million of those costs had been incurred and were being recovered primarily from the utility's customers under rates charged for the distribution of gas. AGLC's remaining costs will be recovered from certificated marketers.

The utility continues to pay transition costs to Southern pursuant to a restructuring settlement that resolves all transition cost issues for Southern. Under the Southern settlement, the utility's share of Southern's transition costs is approximately $90.3 million, of which the utility incurred $89.9 million as of June 30, 2000.

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

For each of the MGP sites, AGLC has estimated its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $102.4 million and $148.2 million. That range does not include other potential expenses, such as unasserted property damage or personal injury claims or legal expenses for which AGLC may be held liable but for which neither the existence nor the amount of such liabilities can be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of June 30, 2000, AGLC has recorded the lower end of the range, or $102.4 million, as a liability, which remains unchanged from March 31, 2000, and a corresponding regulatory asset.

AGLC has entered into a contract with ThermoRetec Consulting Corporation ("ThermoRetec") for management of the investigation and cleanup of AGLC's MGP sites. Under this contract, AGLC's former MGP sites are classified into two categories. Where AGLC is not the primary responsible party, ThermoRetec will provide management oversight and coordination between AGLC and other responsible parties. At all other sites, ThermoRetec will provide all services that will eventually result in cleanup and regulatory finality for those MGP sites within specified deadlines. With respect to these latter sites, the agreement between AGLC and ThermoRetec establishes a performance-based fee arrangement, under which a  portion  of  ThermoRetec's  compensation  is  tied to the  relationship between certain specified components of the cleanup costs and specified benchmarks for those cost components. Management does not believe the outsourcing of the management will have a material effect on the total future cost of investigating and cleaning up the MGP sites.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial instruments and positions held by AGL Resources described below are held for purposes other than trading.

Interest Rate Risk
AGL Resources' exposure to market risk related to changes in interest rates relates primarily to its borrowing activities. A hypothetical 10% increase or decrease in interest rates related to AGL Resources' variable rate debt ($138.5 million outstanding as of June 30, 2000) would not have a material effect on results of operations or financial condition over the next 12 months. The fair value of AGL Resources' long-term debt and capital securities also are affected by changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the estimated fair value of AGL Resources' long-term debt or capital securities. Additionally, the fair value of outstanding long-term debt and capital securities has not materially changed since September 30, 1999. During the nine months ended June 30, 2000, AGL Resources repaid $50.0 million of long-term debt.




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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

       2.1   Stock  Purchase  Agreement  dated  May  8, 2000  by and between AGL
             Resources  Inc. and  Consolidated   Natural  Gas Company,  Virginia
             Natural Gas, Inc. and Dominion Resources, Inc.

      10.1 Master Environmental Management Services Agreement dated April 24, 2000 by and between Atlanta Gas Light Company and ThermoRetec Consulting Corporation. *

      10.2 Form of Continuity Agreement between AGL Resources Inc. and certain of its executive officers.

      27     Financial Data Schedule.

* Confidential treatment pursuant to 17 CFR Section 200.80 (b) and 240.24b-2 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

(b) Reports on Form 8-K.

             On May 8, 2000, AGL Resources Inc. filed a Current Report on Form 8-K dated May 8, 2000, in connection with AGL Resources Inc.'s agreement to acquire Virginia Natural Gas.

             On June 16, 2000, AGL Resources Inc. filed a Current Report on Form 8-K dated June 15, 2000, in connection with AGL Resources Inc.'s participation in the US Propane merger of operations with Heritage Holdings, Inc.




           (The remainder of this page was intentionally left blank.)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AGL Resources Inc.
                                                 (Registrant)


Date  August  14,  2000               ___/s/ Donald P. Weinstein_______
                                             Donald P.  Weinstein
                              Senior Vice President and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)