Form 10-K405
period 2000-09-30
AGL RESOURCES INC
filed 2000-12-18
CIK 1004155

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000      Commission File Number 1-14174

                              AGL RESOURCES INC.
            (Exact name of registrant as specified in its charter)

                       Georgia                                                   58-2210952
           (State or other jurisdiction of                                    (I.R.S. Employer
           incorporation or organization)                                   Identification No.)

  817 West Peachtree Street, N.W., Atlanta, Georgia
                        30308                                                   404-584-9470
(Address and zip code of principal executive offices)       (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                   Title of Class                      Name of exchange on which registered
                   --------------                      ------------------------------------
             Common Stock, $5 Par Value                      New York Stock Exchange
          Preferred Share Purchase Rights                    New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No _____
                                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of November 30, 2000: $ 996,558,037

The number of shares of Common Stock outstanding as of November 30, 2000 was 54,127,668 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2000 Annual Report to Shareholders for AGL Resources Inc. for the fiscal year ended September 30, 2000 ("Annual Report") are incorporated herein by reference in Parts I and II and portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") are incorporated herein by reference in Part III.

                               TABLE OF CONTENTS

                                                                                   Page
PART I
 Item 1.      Business ..........................................................     1
 Item 2.      Properties ........................................................     8
 Item 3.      Legal Proceedings .................................................     8
 Item 4.      Submission of Matters to a Vote of Security Holders ...............     8
 Item 4.(A).  Executive Officers of the Registrant ..............................     9

PART II
 Item 5.      Market for the Registrant's Common Equity and Related Stockholder
                Matters .........................................................    10
 Item 6.      Selected Financial Data ...........................................    10
 Item 7.      Management's Discussion and Analysis of Results of Operations and
                Financial Condition .............................................    10
 Item 7.(A).  Qualitative and Quantitative Disclosure About Market Risk .........    10
 Item 8.      Financial Statements and Supplementary Data .......................    11
 Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure ............................................    11

PART III
 Item 10.     Directors and Executive Officers of the Registrant ................    12
 Item 11.     Executive Compensation ............................................    12
 Item 12.     Security Ownership of Certain Beneficial Owners and Management ....    12
 Item 13.     Certain Relationships and Related Transactions ....................    12

PART IV
 Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..    13

Signatures    ...................................................................    23
Independent Auditors' Report ....................................................    25
Schedule II   ...................................................................    26

                                    PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 allows public companies to provide cautionary remarks about forward-looking statements that they make in documents that are filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements in our Management's Discussion and Analysis include, but are not limited to, statements about the following:

 .  Deregulation;

 .  Business prospects;

 .  Concentration of credit risk;

 .  Environmental investigations and cleanups;

 .  Quantitative and qualitative disclosures about market risk;

 .  Virginia Natural Gas acquisition;

 .  Propane operations; and

 .  Changes required by the Public Utility Holding Company Act of 1935 ("PUHCA").

Important factors that could cause our actual results to differ substantially from those in the forward-looking statements include, but are not limited to, the following:

 . Industrial, commercial, and residential growth in the service territories of AGL Resources and its subsidiaries;

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

 .  Industry consolidation;

 .  Impact of acquisitions and divestitures;

 . Changes in accounting policies and practices issued periodically by accounting standard-setting bodies;

 . Interest rate fluctuations, financial market conditions, and economic conditions, generally;

 . Uncertainties about environmental issues and the related impact of such issues; and

 . Other factors including uncertainties about weather and the related impact of such factors.

Nature of Our Business

Organizational Structure

AGL Resources Inc. is the registered holding company for:

 .  Atlanta Gas Light Company ("AGLC"), a natural gas local distribution utility;

 .  Virginia Natural Gas, Inc. ("VNG"), a natural gas local distribution utility
   (see Nature of Our Business - Virginia Natural Gas);

 . Chattanooga Gas Company ("Chattanooga"), a natural gas local distribution utility;

 .  AGL Energy Services, Inc. ("AGLE"), a gas supply services company; and

 .  Several non-utility subsidiaries.

AGL Resources Inc. and its subsidiaries are collectively referred to as "AGL Resources."

AGLC conducts its primary business, the distribution of natural gas, in Georgia including Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta. Chattanooga distributes natural gas in the Chattanooga and Cleveland areas of Tennessee. VNG distributes natural gas in the Hampton Roads region of Virginia. The Georgia Public Service Commission ("GPSC") regulates AGLC, the Tennessee Regulatory Authority ("TRA") regulates Chattanooga and the Virginia State Corporation Commission ("VSCC") regulates VNG. AGLE is a nonregulated company that manages gas supply assets for regulated operations and secures gas supply services for unregulated operations and other unaffiliated retail gas marketers.

As of September 30, 2000, AGLC and Chattanooga comprised substantially all of AGL Resources' assets, revenues, and earnings. The operations and activities of AGLC, AGLE, and Chattanooga, collectively, are referred to as the "utility." The utility's total other operating expenses include costs allocated from AGL Resources Inc.

As of September 30, 2000, AGL Resources owned or had an interest in the following non-utility businesses:

 . SouthStar Energy Services LLC ("SouthStar"), a joint venture among a subsidiary of AGL Resources and subsidiaries of Dynegy Holdings, Inc. and Piedmont Natural Gas Company. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name Georgia Natural Gas Services;

 . AGL Investments, Inc., which manages certain non-utility businesses including:

 .  AGL Propane Services, Inc. ("Propane") has a 22.36% ownership interest in US
   Propane LLC ("US Propane"). US Propane owns 34% of Heritage Propane Partners ("Heritage Propane") which engages in the sale of propane and related products and services in 28 states;

 . Utilipro, Inc. ("Utilipro"), in which AGL Resources has a 91.74% ownership interest and which engages in the sale of integrated customer care solutions and billing services to energy marketers in the United States; and

 . AGL Networks, LLC ("AGL Networks"), which will install, and lease to third-party operators, conduit and fiber optic cable. AGL Networks was incorporated on August 15, 2000 for the purpose of partnering with other telecommunication companies to serve Atlanta's rapidly growing demand for high-speed network capacity.

 .  AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company,
   LLC ("Etowah"), a joint venture with Southern Natural Gas Company. Etowah was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility; and

 . AGL Capital Corporation, which was established to finance the acquisition of VNG, refinance existing short-term debt and provide working capital to AGL Resources and its subsidiaries through a commercial paper program and other debt facilities.

Virginia Natural Gas

Effective October 1, 2000, AGL Resources acquired all of the outstanding common stock of VNG, a wholly owned subsidiary of Consolidated Natural Gas Company and an indirect subsidiary of Dominion Resources, Inc. The purchase price of approximately $533 million, paid in cash, included approximately $4.8 million in working capital.

The acquisition was accounted for as a purchase for financial accounting purposes and as a result VNG's operations will be consolidated with AGL Resources beginning October 1, 2000. The excess purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which will be amortized over 40 years.

With the addition of VNG's customer base of approximately 230,000, AGL Resources is now the second largest natural gas-only distributor in the United States, serving nearly 1.8 million customers. VNG is headquartered in Norfolk, Virginia, and serves customers in the Hampton Roads region of southeastern Virginia.

Propane Operations

On February 15, 2000, AGL Resources entered into a definitive agreement to combine its propane operations with the propane operations of Atmos Energy Corporation, Piedmont Natural Gas Company, and TECO Energy, Inc. The joint venture, which is called US Propane, subsequently combined US Propane's operations with Heritage Propane. The transactions were closed on August 10, 2000. Through these transactions, US Propane acquired ownership of the general partner, as well as certain limited partner units of Heritage Propane, a master limited partnership that distributes propane to over 480,000 customers in 28 states.

Overview of the Transition in Georgia from a Regulated to a Competitive Business Environment

Pursuant to Georgia's 1997 Natural Gas Competition and Deregulation Act ("Deregulation Act"), AGLC unbundled various components of its services to end-use customers effective October 6, 1998. Historically, only large, interruptible commercial and industrial customers had the option of purchasing natural gas from suppliers other than AGLC and transporting such natural gas through AGLC's distribution system for delivery. The Deregulation Act enabled AGLC to unbundle its delivery service and other related services from the sale of natural gas for all customers, thus allowing firm residential and small commercial customers to purchase natural gas and other services from suppliers other than AGLC. Effective October 1, 1999, virtually all of AGLC's 1.4 million customers in Georgia were purchasing natural gas from marketers who were approved and certificated by the GPSC ("certificated marketers").

The Deregulation Act provides marketing standards and rules of business practice to ensure that the benefits of a competitive natural gas market are available to all customers on AGLC's system. It imposes on certificated marketers an obligation to serve end-use customers, and creates a Universal Service Fund ("USF"). The USF provides a method to fund the recovery of certificated marketers' uncollectible accounts, enables AGLC to expand its facilities to serve the public interest and can be used to reduce rates paid by consumers.

AGLC continues to provide intrastate delivery service through its existing pipeline system to end-use customers in Georgia, but has exited the natural gas sales function. AGLC's delivery of natural gas remains subject to the GPSC's continued regulation of delivery rates, safety, access to AGLC's system, and quality of service for all aspects of delivery service.

Certificated marketers - including AGL Resources' marketing affiliate, SouthStar
- compete to sell natural gas to end-use customers at market-based prices. AGLC allocates delivery capacity to certificated marketers in proportion to the number and size of residential and small commercial customers served by each certificated marketer. Delivery capacity that is not used on any day to serve firm residential and small commercial customers is made available to interruptible commercial and industrial customers. Similarly, AGLC has allocated to certificated marketers the majority of the pipeline storage services that it has under contract, along with a corresponding amount of inventory.

During fiscal 1999, AGLC continued to provide gas sales service to customers who had not yet switched to a certificated marketer. Pursuant to a joint stipulation agreement with the GPSC, AGLC implemented a rate structure for gas sales that ensured AGLC's recovery of its purchased gas costs incurred from October 6, 1998 through September 30, 1999, without creating any significant income or loss. The joint stipulation agreement provided for a true-up for any profit or loss outside of a specified range during fiscal 1999. During fiscal 2000, pursuant to the joint stipulation agreement, AGLC remitted approximately $34 million in over-collected purchased gas costs to the GPSC. Such costs were included in Gas Cost Credits as of September 30, 1999.

During the second quarter of fiscal 2000, the GPSC instituted a mechanism pursuant to which certificated marketers were required to provide customers with a credit on their bill. To be eligible for the refund credit, the customer had to have been on AGLC's system on May 25, 1999, and still connected as of April 3, 2000. Refund amounts were distributed by the GPSC to the marketers during the second quarter of fiscal 2000. The average refund per end-use customer was approximately $25.

Also during the transition to competition, AGLC continued to bill end-use customers who had not yet switched to certificated marketers for gas sales service and for certain ancillary services. These ancillary services included meter reading, billing, bill inquiry, payment processing, and collection services. Once an end-use customer switched to a certificated marketer for gas sales service, the Deregulation Act permitted AGLC to bill the marketer only for the AGLC-provided ancillary services actually used by the marketer. However, AGLC was unable to eliminate all of the costs associated with the provision of ancillary services as quickly as customers switched to certificated marketers for natural gas sales, thereby creating an imbalance between revenues and expenses throughout fiscal 1999 and into the first quarter of fiscal 2000. All end-use customers were switched to certificated marketers by the end of January 2000.

As a result of the transition to competition, numerous changes have occurred with respect to the services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services. Consequently, AGLC's revenues and expenses do not follow historical patterns due to the provision of delivery services to end-use customers which are priced based upon straight fixed variable ("SFV") rates. The effect of SFV rates is to spread evenly throughout the year AGLC's recovery of its delivery service costs.

Currently, AGLC bills the marketer for each residential customer's annual SFV capacity in equal monthly installments. As required by the GPSC, effective February 1, 2001, AGLC will implement a seasonal rate design for the calculation of each residential customer's annual SFV capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Generally, this change should result in residential customers being billed by the certificated marketers for a higher capacity charge in the winter months, and a lower charge in the summer months. AGLC will continue to recognize its residential SFV capacity revenues for financial reporting purposes as it has historically. Any difference between the billings under the new seasonal rate design and the SFV revenue recognized will be deferred and reconciled on an annual basis.

State Regulatory Activity

In March 2000, the GPSC approved a plan to refund approximately $35 million (including interest) to retail end-use customers of certificated marketers, pursuant to the joint stipulation agreement. The refund had no effect on AGLC's earnings, as it was accrued for as Gas Cost Credits as of September 30, 1999, and was disbursed to customers by retail marketers during April and May 2000.

The GPSC also approved the disbursement of funds from the USF totaling $1.3 million to AGLC during the year ended September 30, 2000, for system expansion projects in AGLC's distribution system.

The GPSC also approved a $40 million disbursement from the USF to residential customers, which will occur in February and March 2001. These disbursements will have no effect on AGLC's earnings.

In addition, the GPSC approved the extension of AGLC's pipeline contract with Southern Natural Gas Company ("Southern") in April 2000. The extension settles Southern's general rate case filing dated September 1, 1999. While the three-year extension has no effect on the earnings of AGLC, the new contract will reduce pipeline charges to marketers who may, in turn, pass the savings on to their end-use customers.

In addition to approving AGL Resources' acquisition of VNG on July 28, 2000, the VSCC issued an order on September 25, 2000, approving transactions between VNG and other subsidiaries of AGL Resources. The September order permits the use of a services company to provide VNG with shared support services including legal, regulatory, finance, accounting, engineering, gas control, and capacity planning services. Recovery of the costs associated with such services will continue to be subject to the rate and regulatory authority of the VSCC.

AGLC Pipeline Safety. On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that details a 10-year pipeline replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the program.

During fiscal 2000, approximately 248 miles of pipe were replaced pursuant to the program. During that period, AGLC's capital expenditures and operation and maintenance expenses related to the program were approximately $49.2 million and $8.4 million, respectively. All such amounts will be recovered through a combination of SFV rates and a pipeline safety revenue rider. On October 1, 1999, AGLC began recovering costs of the program through the pipeline safety revenue rider. The amount recovered during fiscal 2000 was approximately $2.0 million.

Weather Normalization. The weather normalization adjustment rider ("WNAR"), authorized by the TRA to offset the impact of unusually cold or warm weather on customer billings and operating margin, remains in effect for Chattanooga. The WNAR in effect for AGLC was discontinued when the SFV rate structure became effective on June 30, 1998, since the annual revenues collected through SFV rates do not vary with changes in the weather.

Inventory Assignment. Pursuant to the Deregulation Act, certificated marketers, including AGLC's marketing affiliate, began selling natural gas to firm end-use customers at market-based prices in November 1998. Part of the unbundling process is the allocation of certain pipeline services that AGLC has under contract, including interstate pipeline transportation and gas storage. In particular, AGLC has allocated the majority of its pipeline storage services that it has under contract to the certificated marketers, along with a corresponding amount of inventory based on the respective market share of the certificated marketers. Following the rules of AGLC's tariff, the sale price was the weighted average cost of the storage inventory at the time of sale. AGLC changed its inventory costing method for its gas inventories from first-in, first-out to weighted average effective October 1, 1998. The weighted average cost-flow assumption provides for a more equitable pricing method for the sale of gas inventories to certificated marketers.

As of September 30, 2000, AGLC had $19.7 million in gas storage. This amount represents AGLC's retained storage, which represents the underground storage capacity retained by AGLC to balance temporary differences between certificated marketers' expected and actual demand.

Regulatory Accounting. AGL Resources has recorded regulatory assets and liabilities in its Consolidated Balance Sheets, in accordance with Statement of Financial Accounting Standards ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation."

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

Georgia has enacted legislation that allows deregulation of natural gas sales and the separation of some ancillary services of local natural gas distribution companies. However, the rates that AGLC, as the local gas distribution company, charges to transport natural gas through its intrastate pipe system will continue to be regulated by the GPSC. Therefore, the continued application of SFAS 71 is appropriate for regulatory assets and liabilities related to AGLC's delivery services.

Gas Supply Contracts

In connection with and following AGLC's exit from the natural gas sales service function, AGLC terminated three long-term gas supply contracts, and certain of these contracts required the payment of an aggregate of $2.5 million of reservation charges. AGLC was permitted to utilize the Gas Cost Credits balance to pay these reservation charges.

Federal Regulatory Activity

Effective October 10, 2000, AGL Resources became a registered public utility holding company under PUHCA and is subject to regulation by the SEC.

FERC Order 637: Transition Costs Settlement Agreements. The Federal Energy Regulatory Commission ("FERC") issued Order No. 637 on February 9, 2000, which revises the FERC's rules governing the operations of the utility's interstate pipeline suppliers. Among other things, the FERC:

 . On an experimental basis through September 30, 2002, permitted holders of firm pipeline capacity to release the capacity to other customers at a price greater than the pipeline's maximum rate for the same capacity;

 . Authorized pipelines to propose different rates for services rendered during periods of peak usage, and to propose rates that would differ based on the length of a customer's contract; and

 . Declined, for the present time, to permit pipelines and their customers to establish individually negotiated terms and conditions of service that depart from generally applicable pipeline tariff rules.

On May 19, 2000, the FERC issued order No. 637-A, granting and denying rehearing in part of order No. 637, and making clarifying adjustments to its final rule. Among other things, the FERC clarified that all capacity release transactions of more than one month must be subject to posting and bidding as long as waiver of the maximum rate ceiling is in effect, thereby eliminating the exemption from posting and bidding that previously applied to certain transactions, including rollovers of monthly prearranged capacity release transactions set at the maximum tariff rate. AGL Resources cannot predict how these revisions may affect its utility operations.

The FERC has required the utility, as well as other interstate pipeline customers, to pay transition costs associated with the separation of the pipeline suppliers' transportation and gas supply services. Based on its pipeline suppliers' filings with the FERC, the utility has determined that the total portion of its transition costs from all of its pipeline suppliers was $108.1 million. As of September 30, 2000, all of those costs had been incurred and were being recovered from the utility's customers under rates charged for the distribution of gas.

During fiscal 2000, the utility paid $89.9 million in transition costs to Southern pursuant to a restructuring settlement that resolves all transition cost issues for Southern.

On March 10, 2000, Southern filed a settlement to resolve all issues arising out of its September 1, 1999 general rate case filing. Among other matters, the settlement provides for the termination of Southern's interstate pipeline affiliate, South Georgia Natural Gas Company ("South Georgia"), as a separate entity, with Southern absorbing South Georgia's facilities and operations. The settlement rates represent a decrease of approximately $6 million per year under the utility's existing contracts for firm interstate pipeline capacity. In return for the rate reduction, firm contract holders were required to extend their existing contracts by three years. The utility filed comments requesting that the FERC approve the settlement and the approval was granted on May 31, 2000.

AGLC is involved in three Transcontinental Gas Pipe Line Corporation rate cases, which concern rates in effect since September 1, 1995, as well as proposed changes to take effect prospectively. These rate proceedings are at various stages of litigation before the FERC, and none of these proceedings are final. At the present time, AGLC cannot predict the effect of these proceedings on rates or operations.

Environmental Matters

Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as manufactured gas plants ("MGP"), which AGLC ceased operating in the 1950s. Because of recent environmental concerns, AGLC is required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

For each of the MGP sites, AGLC has estimated, where possible, its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $111.7 million and $171.8 million. This estimate does not include other potential expenses, such as unasserted property damage or personal injury claims, legal expenses or other costs for which AGLC may be held liable, but with respect to which the amount can not be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs, because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of September 30, 2000, AGLC has recorded the lower end of the range, or $111.7 million, as a liability.

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

As of September 30, 1999, AGLC had recorded a liability of $102.4 million. During fiscal 2000, the liability increased $9.3 million due to revised estimates of future costs, which resulted in a corresponding increase in the unrecovered environmental response cost asset.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an environmental response cost recovery rider. It allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from the rate payers in future years. During fiscal 2000, AGLC recovered $4.3 million through its environmental response cost recovery rider.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during fiscal 2000.

Competition

Utility. The utility competes with alternative energy suppliers to distribute natural gas to large commercial and industrial customers. Those customers can switch to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to distribute gas to large commercial and industrial customers who seek to bypass AGLC's distribution system.

Pursuant to the GPSC's rate case order of June 30, 1998, AGLC has been able to price distribution services to large commercial and industrial customers in one of three ways:

 .  GPSC-approved rates in AGLC's tariff;

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

Non-utility. AGL Resources engages in several competitive, energy-related businesses, including gas supply services, wholesale and retail propane sales, customer care services, and the sale of energy-related products and services for residential, commercial, and industrial customers throughout the Southeast.

Unlike the utility, the non-utility businesses are not regulated. The non-utility businesses typically face competition from other companies in the same or similar businesses.

SouthStar competes with other energy marketers, including certificated marketers in Georgia, to provide natural gas and related services to customers in Georgia and the Southeast. SouthStar began marketing natural gas to all customers in Georgia during the first quarter of fiscal 1999. Marketing efforts during the transition to competition in Georgia consisted of advertising and promotional campaigns. As of October 1, 2000, SouthStar had the largest market share among approximately 12 certificated and active marketers in Georgia.

Utilipro competes with other customer care service providers throughout the United States. Utilipro anticipates that the number of competitors will increase as energy markets in the United States become deregulated.

Corporate Reorganization

AGL Resources undertook an operational excellence project during fiscal 2000. The goal was to improve productivity and profitability through internal operational activity reassessment supported with external benchmarks. The project concluded prior to September 30, 2000, and resulted in AGL Resources reorganizing various functions and identifying specific positions to be eliminated.

Significant Customers

Information relating to significant customers and disclosures is contained under the caption "Concentration of Credit Risk" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report and is incorporated herein by reference.

Employees

On September 30, 2000, AGL Resources and its subsidiaries had 1,938 employees. Of that total, approximately 500 employees are covered under collective bargaining agreements. There are currently four collective bargaining contracts, with the Teamster contract representing the largest group of 263 employees. The Teamster agreement expired in September 2000, and a new agreement, which is effective through March 2003, was reached on October 27, 2000. Two additional contracts will expire in fiscal 2001, which represent approximately 70 employees.



           The remainder of this page was intentionally left blank.

ITEM 2.  PROPERTIES

AGL Resources considers its properties and the properties of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

The utility's properties consist primarily of distribution systems and related facilities and local offices serving 237 cities and surrounding areas in the State of Georgia and 12 cities and surrounding areas in the State of Tennessee. As of September 30, 2000, AGLC had 27,720 miles of mains and approximately 5,950,000 Mcf of LNG storage capacity in three LNG plants to supplement the gas supply in very cold weather or emergencies. As of September 30, 2000, Chattanooga had 1,450 miles of mains and approximately 1,080,000 Mcf of LNG storage capacity in its LNG plant. At September 30, 2000, the utility's gross utility plant amounted to approximately $2.4 billion.

At September 30, 2000, AGL Resources' gross nonutility property amounted to approximately $88 million.

ITEM 3.  LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding these proceedings, see the preceding sections in Part I, Item 1, "Business - State Regulatory Matters", "Business - Federal Regulatory Matters", "Business - Environmental Matters", and "Business - Significant Customers."

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

ITEM 4.(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of AGL Resources. Unless otherwise indicated, the information set forth is as of September 30, 2000.

Paula G. Rosput, age 43, President and Chief Executive Officer of the Company since August 2000; Chairman, President and Chief Executive Officer of AGLC since August 2000; President and Chief Operating Officer of AGLC from September 1998 until August 2000; President and Chief Executive Officer of Duke Energy Power Services, Inc., a subsidiary of Duke Energy from 1997 until September 1998; President of PanEnergy Power Services, Inc. from 1995 until 1997; and Senior Vice President of Pacific Gas Transmission Company from 1988 until 1995. Ms. Rosput, 43, has been a director since August 2000.

Clayton H. Preble, age 53, Senior Vice President since August 2000; Senior Vice President Marketing, Communications, and External Relations of AGL Resources from June 1999 until August 2000; Senior Vice President of SouthStar Energy Services LLC from its organization in July 1998 until June 1999; Senior Vice President of Georgia Natural Gas Company (f/k/a The Energy Spring, Inc.) from April 1998 until June 1999; President of The Energy Spring, Inc. from its organization in July 1996 until April 1998; Vice President of AGL Resources from 1996 until 1998; and Vice President, Marketing of AGLC from 1994 until 1996.

Paul R. Shlanta, age 43, Senior Vice President and General Counsel of AGL Resources and AGLC since September 1998; and a principal with Rowe, Foltz & Martin, P.C., an Atlanta law firm, from January 1994 until August 1998.

Donald P. Weinstein, age 35, Senior Vice President and Chief Financial Officer of AGL Resources and AGLC since November 1999; Vice President Planning and Development of Citizens Utilities Company from 1997 until 1999; and Director Financial Planning and Analysis Citizens Utilities Company from 1995 until 1997.

Michele H. Collins, age 43, served as Senior Vice President and Chief Administrative and Technology Officer of AGL Resources from March 1999 through October 2000; Assistant Vice President; Information systems of McDonald's Corporation from May 1995 through February 1999; and Business Unit Executive of IBM from 1990 until 1994.

There are no family relationships among the executive officers.



           The remainder of this page was intentionally left blank.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The information required by this item is set forth under the caption "Shareholder Information" on page 68 in the Annual Report and is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption "Selected Financial Data" on page 18 in the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 19 through 39 in the Annual Report and is incorporated herein by reference.

ITEM 7.(A)  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 39 in the Annual Report and is incorporated herein by reference.



           The remainder of this page was intentionally left blank.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item with respect to financial statements is set forth on pages 40 through 66 in the Annual Report. Such information is incorporated herein by reference and includes:

 .  Consolidated Balance Sheets as of September 30, 2000 and 1999.

 .  Statements of Consolidated Income for the years ended September 30, 2000,
   1999 and 1998.

 .  Statements of Consolidated Common Stockholders' Equity for the years ended
   September 30, 2000, 1999, and 1998.

 .  Statements of Consolidated Cash Flows for the years ended September 30, 2000,
   1999 and 1998.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. The information required by this item with respect to the executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4.(A) of this report under the caption "Executive Officers of the Registrant."

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of This Report:

     1.   Financial Statements

          Included under Item 8 are the following financial statements:

          .  Consolidated Balance Sheets as of September 30, 2000 and 1999.

          . Statements of Consolidated Income for the Years Ended September 30, 2000, 1999 and 1998.

          . Statements of Consolidated Common Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.

          . Statements of Consolidated Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.

          .  Notes to Consolidated Financial Statements.

          .  Independent Auditors' Report.

     2. Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended September 30, 2000

          .  Independent Auditors' Report.

          . Financial Statement Schedule II. Valuation and Qualifying Account - Allowance for Uncollectible Accounts.

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

2.1 Purchase Agreement, dated as of July 29, 1999, by and between AGL Power Services, Inc. (the "Seller"), Sonat Energy Services Company (the "Purchaser"), Sonat Power Marketing, Inc., Sonat Inc., and AGL Resources Inc. (Exhibit 2.1, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

2.1.a Stock Purchase Agreement dated May 8, 2000 by and between AGL Resources Inc. and Consolidated Natural Gas Company, Virginia Natural Gas, Inc. and Dominion Resources, Inc. (Exhibit 2.1, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2000).

2.2 Purchase Agreement, dated as of July 29, 1999, by and between AGL Gas Marketing, Inc. (the "Seller"), Sonat Energy Services Company (the "Purchaser"), AGL Resources Inc., Sonat Marketing Company, and Sonat Inc. (Exhibit 2.2, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

2.2.a First Amendment to Stock Purchase Agreement dated October 1, 2000 by and between AGL Resources Inc. and Consolidated Natural Gas Company, Virginia Natural Gas, Inc. and Dominion Resources, Inc. (Exhibit 2.2, AGL Resources Inc. Current Report on Form 8-K dated October 18, 2000)

3.1 Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

3.2       Bylaws, as amended and restated on October 31, 2000.

4.1 Specimen form of Common Stock certificate (Exhibit 4.1, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

4.2.a Specimen form of Right certificate (Exhibit 1, Current Report on Form 8-K filed March 6, 1996).

4.2.b Specimen form of Right certificate, as amended (Exhibit 4.2.b, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

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

10.1.e Consulting Agreement in substantially the form entered into between AGL Resources Inc. and one of its named executive officers (Exhibit 10.1.e, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.1.f AGL Resources Inc. Long-Term Incentive Plan (Exhibit 10.1.f, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

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

10.1.o Eighth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.p AGL Resources Inc. Nonqualified Savings Plan as amended and restated as of July 1, 1998. (Exhibit 10.1.o, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.1.q AGL Resources Inc. Non-Employee Directors Equity Compensation Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.r First Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.s Second Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.t Third Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.4, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.u AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

10.1.v First Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.5, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.w Form of Continuity Agreement between AGL Resources Inc. and certain executive officers (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 2000).

10.1.x Continuity Agreement, dated August 28, 2000, by and between AGL Resources Inc. and Paula G. Rosput.

10.1.y Compensation Agreement, dated September 27, 2000, by and between AGL Resources Inc. and Donald P. Weinstein.

10.1.z Separation Agreement, dated November 10, 2000, in substantially the form entered into by and between AGL Resources Inc. and Michele H. Collins.

10.2 Service Agreement under Rate Schedule GSS dated April 13, 1972, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(c), Registration No. 2-48297).

10.3 Service Agreement under Rate Schedule LG-A, effective August 16, 1974, between Atlanta Gas light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(d), Registration No. 2-58971).

10.4 Amendment to Service Agreement under Rate Schedule LG-A, effective December 1, 1997, between Atlanta Gas Light Company and
          Transcontinental Gas Pipe Line Corporation.

10.5 Storage Transportation Agreement, dated June 1, 1979, between Atlanta Gas Light Company and Southern Natural Gas Company, (Exhibit 5(n), Registration No. 2-65487).

10.6 Amendment to Storage Transportation Agreement under Rate Schedule STS, dated March 1, 2000, between Atlanta Gas Light Company and Southern Natural Gas Company.

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

10.12 Limited-Term Transportation Agreement Contract # A970 dated April 1, 1988, between Atlanta Gas Light Company and CNG Transmission Corporation,(Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

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

10.16 Form of Service Agreement-SG Facilities under Rate Schedule FT, dated August 1, 2000, between Atlanta Gas Light Company and South Georgia Natural Gas Company.

10.17 Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between Atlanta Gas Light Company and
          Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
          1992).

10.18 Firm Gas Transportation Agreement under Rate Schedule FT-1, dated July 1, 1992, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.19 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated October 25, 1993, between Atlanta Gas Light Company and CNG Transmission Corporation (Exhibit 10(y), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.20 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.21 Firm Seasonal Transportation Agreement, dated February 1, 1992, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation amending Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.22 Service Agreement under Rate Schedule SS-1, dated April 1, 1988, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.23 Firm Gas Transportation Agreement #5049 under Rate Schedule FT-A, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.24 Firm Gas Transportation Agreement #5051 under Rate Schedule FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.25 Amendment to Gas Storage Contracts #3999 (now Agreement #22923) and #3947 under Rate Schedule FS dated May 15, 2000, between Chattanooga Gas Company and Tennessee Gas Pipeline Company.

10.26 Gas Storage Contract #3998 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.27 Gas Storage Contract # 3999 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.28 Gas Storage Contract #3923 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.29 Gas Storage Contract #3947 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.30 Service Agreement #902470 under Rate Schedule FT, dated September 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(hh), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.31 Amendment to Service Agreements #902470, Package Number 1; 904460, Package Numbers 2, 3, 4, and 5 under Rate Schedule FT; 904461, Package Numbers 4 and 5 under Rate Schedule FT-NN; and S20150, Package Numbers 3 and 4 under Rate Schedule CSS, dated March 1, 2000, between Atlanta Gas Light Company and Southern Natural Gas Company.

10.32 Service Agreement #904460 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.33 Service Agreement #904480 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.34 Amendment to Service Agreements #904480, Package Number 1, under Rate Schedule FT, #904481, Package Number 1, under Rate Schedule FT-NN, and Service Agreement #S20140, Package Number 1, under Rate Schedule CSS, dated March 1, 2000, between Atlanta Gas Light Company and Southern Natural Gas Company.

10.35 Service Agreement #904461 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.36 Service Agreement #904481 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ll), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.37 Service Agreement #S20140 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.38 Service Agreement #S20150 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.39 Service Agreement #904470 under Rate Schedule FT, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(oo), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.40 Service Agreement #904471 under Rate Schedule FT-NN, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(pp), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.41 Amendment to Service Agreements #904471, Package Number 3, under Rate Schedule FT-NN and Storage Agreement S20130, Package Number 1, under Rate Schedule CSS, dated March 1, 2000, between Chattanooga Gas Company and Southern Natural Gas Company.

10.42 Service Agreement #S20130 under Rate Schedule CSS, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.43 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.44 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.45 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.46 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.47 Firm Transportation Agreement, dated March 1, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.48 Firm Transportation Agreement, dated June 1, 1995, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(tt), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.49 Firm Storage Agreement, effective December 1, 1994, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending
          Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(uu), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.50 Firm Storage Agreement, effective July 1, 1995, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(vv), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.51 Firm Storage Agreement, effective July 1, 1995, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(ww), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.52 Firm Transportation Agreement, dated September 26, 1994, between Atlanta Gas Light Company and South Georgia Natural Gas Company amending Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(xx), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.53 Firm Storage Agreement, effective July 1, 1995, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(yy), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.54 Firm Storage Agreement, effective July 1, 1995, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(zz), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.55 Firm Storage Agreement, effective January 1, 1995, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(z) and replacing Exhibit 10(u), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.56 Firm Storage Agreement, effective January 1, 1995, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(aa) and replacing Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.57 FPS-1 Service Agreement, dated July 9, 1996, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.58 Amendment to Letter Agreement, dated July 13, 1994, among and between Southern Natural Gas Company, Atlanta Gas Light Company and Chattanooga Gas Company (Exhibit 10.55, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.59 Three-party agreement between ANR Storage Company, Atlanta Gas Light Company and Southern Natural Gas Company, effective November 1, 1994 (Exhibit 10.56, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.60 Displacement Service Agreement, effective December 15, 1996, between Washington Gas Light Company and Atlanta Gas Light Company (Exhibit 10.57, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.61 Amendment to Firm Storage Agreement, effective July 26, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending
          Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.58, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.62 Amendatory Agreement, effective August 23, 1996, between Southern Natural Gas Company and Atlanta Gas Light Company amending Exhibits 10(ee), 10(ff), 10(hh) and 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.59, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
          1996).

10.63 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10.61, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.64 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Chattanooga Gas Company and East Tennessee Natural Gas Company (Exhibit 10.62, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.65 Amendment to Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, Package Number 33653, dated June 1, 2000, between Chattanooga Gas Company and East Tennessee Natural Gas Company.

10.66 Extension of Service Agreements #904480 under Rate Schedule FT; #904481 under Rate Schedule FT-NN; and #S20140 under Rate Schedule CSS, all dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

10.67 Amendment to Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated December 15, 1997 (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended March 31,
          1998).

10.68 Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated January 14, 1998 (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.69 Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.70 Amendment, dated October 14, 1999, to Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company (Exhibit 10.65, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.71 Amended and Restated Precedent Agreement, dated March 31, 2000, by and between Atlanta gas Light Company and Etowah LNG Company, L.L.C.

10.72 Service Agreement dated November 1, 1998 between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Part 284(G) which supercedes Rate Schedule X-289 (Exhibit 10.67, AGL Resources Form 10-K for the fiscal year ended September 30, 1998).

10.73 Service Agreement dated November 1, 1998 between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Rate Schedule WSS-Open Access (Exhibit 10.68, AGL Resources Form 10-K for the fiscal year ended September 30, 1998).

10.74 Service Agreement #3.7178 dated May 23, 2000, between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Rate Schedule FT.

10.75 Guaranty Agreement effective November 1, 1998 between Atlanta Gas Light Company and AGL Resources Inc (Exhibit 10.68, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.76 Indemnification Agreement entered into on January 15, 1999 between Piedmont Propane Company and AGL Resources Inc. (Exhibit 10.69, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.77 Indemnification Agreement entered into on January 15, 1999 between Dynegy Inc. and AGL Resources Inc. (Exhibit 10.70, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.78 Loan Agreement effective June 30, 1999 between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company, and Dynegy Hub Services Inc. (Exhibit 10.71, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.79 Form of Commercial Paper Dealer Agreement between AGL Capital Corporation, as Issuer, AGL Resources Inc., as Guarantor, and the Dealers named therein, dated September 25, 2000.

10.80     Guarantee of AGL Resources Inc. dated October 5, 2000.

10.81 Issuing and Paying Agency Agreement dated September 25, 2000, between AGL Capital Corporation and The Bank of New York.

10.82 Master Management Services Agreement dated April 24, 2000, by and between Atlanta Gas Light Company and Environmental ThermoRetec Consulting Corporation. (Exhibit 10.1, AGL Resources 10-Q for the quarter ended June 30, 2000.) (Confidential treatment pursuant to 17 CFR Sections 200.80 (b) and 240.24b-2 has been granted regarding certain portions of this exhibit, which portions have been filed separately with the Commission.)

10.83 Credit Agreement dated October 6, 2000, by and between AGL Resources Inc., AGL Capital Corporation, as Borrower, and the Lenders named therein.

10.84 Guarantee dated October 6, 2000, by and between AGL Resources Inc., the Grantor and SunTrust Bank, as Administrative Agent for the Lenders named in the Credit Agreement dated October 6, 2000 by and between AGL Capital Corporation, as Borrower and the Lenders named therein.

10.85 Gas Transportation Agreement # 34007, dated November 2, 2000, under Rate Schedule FT-A, by and between Tennessee Gas Pipeline Company and Chattanooga Gas Company.

13        Portions of the AGL Resources Inc. 2000 Annual Report to Shareholders.

21        Subsidiaries of AGL Resources Inc.

23        Independent Auditors' Consent.

24        Powers of Attorney (included with Signature Page hereto).

27        Financial Data Schedule.


           The remainder of this page was intentionally left blank.

(b)  Reports on Form 8-K

     . On October 6, 1999, AGL Resources filed a Current Report on Form 8-K dated October 5, 1999, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated October 5, 1999.

     . On October 27, 1999, AGL Resources filed a Current Report on Form 8-K dated October 27, 1999, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated October 27, 1999.

     . On November 19, 1999, AGL Resources filed a Current Report on Form 8-K dated November 18, 1999, containing: "Item 7 - Exhibits"; Exhibit 99 - Year 2000 Readiness Disclose.

     . On February 17, 2000, AGL Resources filed a Current Report on Form 8-K dated February 16, 2000, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated February 16, 2000.

     . On May 8, 2000, AGL Resources filed a Current Report on Form 8-K dated May 8, 2000, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated May 8, 2000.

     . On June 16, 2000, AGL Resources filed a Current Report on Form 8-K dated June 15, 2000, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated June 15, 2000.

     . On June 30, 2000, AGL Resources filed a Current Report on Form 8-K dated June 29, 2000, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated June 29, 2000.

     . On August 10, 2000, AGL Resources filed a Current Report on Form 8-K dated August 9, 2000, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated August 9, 2000.

     . On August 11, 2000, AGL Resources filed a Current Report on Form 8-K dated August 10, 2000, containing: "Item 7 - Exhibits"; Exhibit 99 - Form of Press Release, dated August 10, 2000.

     . On October 18, 2000, AGL Resources filed a Current Report on Form 8-K dated October 6, 2000, in connection with the acquisition of VNG.

     . On November 17, 2000, AGL Resources filed a Current Report on Form 8-K dated November 17, 2000, containing: "Item 9 - Regulation FD Disclosure."

           The remainder of this page was intentionally left blank.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2000.

                                   AGL RESOURCES INC.


                                   By: /s/ Paula G. Rosput
                                      ------------------------
                                           Paula G. Rosput
                                      President and Chief Executive Officer

                              POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paula G. Rosput, Paul R. Shlanta and Donald P. Weinstein, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and any and all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of October 31, 2000.

    Signatures                               Title
    ----------                               -----

/s/  Paula G. Rosput               President and Chief Executive Officer
---------------------------
Paula G. Rosput                    (Principal Executive Officer) and Director


/s/ Donald P. Weinstein            Senior Vice President and Chief Financial
---------------------------
Donald P. Weinstein                Officer (Principal Accounting and Financial
                                   Officer)


/s/ D. Raymond Riddle              Chairman
---------------------------
D. Raymond Riddle


/s/ Frank Barron, Jr.              Director
---------------------------
Frank Barron, Jr.


/s/ Otis A. Brumby, Jr.            Director
---------------------------
Otis A. Brumby, Jr.


/s/ Robert S. Jepson, Jr.          Director
---------------------------
Robert S. Jepson, Jr.


/s/ Wyck A. Knox, Jr.              Director
---------------------------
Wyck A. Knox, Jr.


/s/ Dennis M. Love                 Director
---------------------------
Dennis M. Love


/s/ Betty L. Siegel                Director
---------------------------
Betty L. Siegel


/s/ Ben J. Tarbutton, Jr.          Director
---------------------------
Ben J. Tarbutton, Jr.

/s/ Felker W. Ward, Jr.            Director
---------------------------
Felker W. Ward, Jr.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors of AGL Resources Inc.:

We have audited the consolidated balance sheets of AGL Resources Inc. and subsidiaries of September 30, 2000 and 1999 and the related statements of consolidated income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000 and have issued our report thereon dated October 25, 2000; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of AGL Resources Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of AGL Resources Inc.'s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
October 25, 2000

Schedule II

AGL Resources Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNT - ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

(In Millions)
--------------------------------------------------------------------------------------------------
                                                             2000           1999           1998
--------------------------------------------------------------------------------------------------
Balance, beginning of year                                  $ 4.3          $ 4.1          $ 2.6

Addition:

Provisions charged to income                                  6.0           12.4            8.1

--------------------------------------------------------------------------------------------------
Total                                                        10.3           16.5           10.7

Deduction:

Accounts written off as uncollectible, net                    2.0           12.2            6.6

--------------------------------------------------------------------------------------------------
Balance, end of year                                        $ 8.3          $ 4.3          $ 4.1
==================================================================================================

                                 EXHIBIT INDEX

          Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

2.1 Purchase Agreement, dated as of July 29, 1999, by and between AGL Power Services, Inc. (the "Seller"), Sonat Energy Services Company (the "Purchaser"), Sonat Power Marketing, Inc., Sonat Inc., and AGL Resources Inc. (Exhibit 2.1, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

2.1.a Stock Purchase Agreement dated May 8, 2000 by and between AGL Resources Inc. and Consolidated Natural Gas Company, Virginia Natural Gas, Inc. and Dominion Resources, Inc. (Exhibit 2.1, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2000).

2.2 Purchase Agreement, dated as of July 29, 1999, by and between AGL Gas Marketing, Inc. (the "Seller"), Sonat Energy Services Company (the "Purchaser"), AGL Resources Inc., Sonat Marketing Company, and Sonat Inc. (Exhibit 2.2, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

2.2.a First Amendment to Stock Purchase Agreement dated October 1, 2000 by and between AGL Resources Inc. and Consolidated Natural Gas Company, Virginia Natural Gas, Inc. and Dominion Resources, Inc. (Exhibit 2.2, AGL Resources Inc. Current Report on Form 8-K dated October 18, 2000)

3.1 Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

3.2       Bylaws, as amended and restated on October 31, 2000.

4.1 Specimen form of Common Stock certificate (Exhibit 4.1, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

4.2.a Specimen form of Right certificate (Exhibit 1, Current Report on Form 8-K filed March 6, 1996).

4.2.b Specimen form of Right certificate, as amended (Exhibit 4.2.b, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

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

10.1.e Consulting Agreement in substantially the form entered into between AGL Resources Inc. and one of its named executive officers (Exhibit 10.1.e, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.1.f AGL Resources Inc. Long-Term Incentive Plan (Exhibit 10.1.f, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

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

10.1.o Eighth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.p AGL Resources Inc. Nonqualified Savings Plan as amended and restated as of July 1, 1998. (Exhibit 10.1.o, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.1.q AGL Resources Inc. Non-Employee Directors Equity Compensation Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.r First Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.s Second Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.t Third Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.4, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.u AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

10.1.v First Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.5, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.w Form of Continuity Agreement between AGL Resources Inc. and certain executive officers (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 2000).

10.1.x Continuity Agreement, dated August 28, 2000, by and between AGL Resources Inc. and Paula G. Rosput.

10.1.y Compensation Agreement, dated September 27, 2000, by and between AGL Resources Inc. and Donald P. Weinstein.

10.1.z Separation Agreement, dated November 10, 2000, in substantially the form entered into by and between AGL Resources Inc. and Michele H. Collins.

10.2 Service Agreement under Rate Schedule GSS dated April 13, 1972, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(c), Registration No. 2-48297).

10.3 Service Agreement under Rate Schedule LG-A, effective August 16, 1974, between Atlanta Gas light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 5(d), Registration No. 2-58971).

10.4 Amendment to Service Agreement under Rate Schedule LG-A, effective December 1, 1997, between Atlanta Gas Light Company and
          Transcontinental Gas Pipe Line Corporation.

10.5 Storage Transportation Agreement, dated June 1, 1979, between Atlanta Gas Light Company and Southern Natural Gas Company, (Exhibit 5(n), Registration No. 2-65487).

10.6 Amendment to Storage Transportation Agreement under Rate Schedule STS, dated March 1, 2000, between Atlanta Gas Light Company and Southern Natural Gas Company.

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

10.12 Limited-Term Transportation Agreement Contract # A970 dated April 1, 1988, between Atlanta Gas Light Company and CNG Transmission Corporation,(Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).

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

10.16 Form of Service Agreement-SG Facilities under Rate Schedule FT, dated August 1, 2000, between Atlanta Gas Light Company and South Georgia Natural Gas Company.

10.17 Firm Gas Transportation Contract #3699 under Rate Schedule FT, dated February 1, 1992, between Atlanta Gas Light Company and
          Transcontinental Gas Pipe Line Corporation (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
          1992).

10.18 Firm Gas Transportation Agreement under Rate Schedule FT-1, dated July 1, 1992, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1992).

10.19 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated October 25, 1993, between Atlanta Gas Light Company and CNG Transmission Corporation (Exhibit 10(y), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.20 Service Agreement Applicable to the Storage of Natural Gas under Rate Schedule GSS, dated September, 1993, between Chattanooga Gas Company and CNG Transmission Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.21 Firm Seasonal Transportation Agreement, dated February 1, 1992, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation amending Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1990 (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1993).

10.22 Service Agreement under Rate Schedule SS-1, dated April 1, 1988, between Atlanta Gas Light Company and Transcontinental Gas Pipe Line Corporation (Exhibit 10(z), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.23 Firm Gas Transportation Agreement #5049 under Rate Schedule FT-A, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(aa), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.24 Firm Gas Transportation Agreement #5051 under Rate Schedule FT-A, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(bb), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.25 Amendment to Gas Storage Contracts #3999 (now Agreement #22923) and #3947 under Rate Schedule FS dated May 15, 2000, between Chattanooga Gas Company and Tennessee Gas Pipeline Company.

10.26 Gas Storage Contract #3998 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.27 Gas Storage Contract # 3999 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.28 Gas Storage Contract #3923 under Rate Schedule FS, dated November 1, 1993, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company (Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.29 Gas Storage Contract #3947 under Rate Schedule FS, dated November 1, 1993, between Chattanooga Gas Company and Tennessee Gas Pipeline Company (Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.30 Service Agreement #902470 under Rate Schedule FT, dated September 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(hh), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.31 Amendment to Service Agreements #902470, Package Number 1; 904460, Package Numbers 2, 3, 4, and 5 under Rate Schedule FT; 904461, Package Numbers 4 and 5 under Rate Schedule FT-NN; and S20150, Package Numbers 3 and 4 under Rate Schedule CSS, dated March 1, 2000, between Atlanta Gas Light Company and Southern Natural Gas Company.

10.32 Service Agreement #904460 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.33 Service Agreement #904480 under Rate Schedule FT, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.34 Amendment to Service Agreements #904480, Package Number 1, under Rate Schedule FT, #904481, Package Number 1, under Rate Schedule FT-NN, and Service Agreement #S20140, Package Number 1, under Rate Schedule CSS, dated March 1, 2000, between Atlanta Gas Light Company and Southern Natural Gas Company.

10.35 Service Agreement #904461 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.36 Service Agreement #904481 under Rate Schedule FT-NN, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(ll), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.37 Service Agreement #S20140 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.38 Service Agreement #S20150 under Rate Schedule CSS, dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.39 Service Agreement #904470 under Rate Schedule FT, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(oo), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.40 Service Agreement #904471 under Rate Schedule FT-NN, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(pp), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.41 Amendment to Service Agreements #904471, Package Number 3, under Rate Schedule FT-NN and Storage Agreement S20130, Package Number 1, under Rate Schedule CSS, dated March 1, 2000, between Chattanooga Gas Company and Southern Natural Gas Company.

10.42 Service Agreement #S20130 under Rate Schedule CSS, dated November 1, 1994, between Chattanooga Gas Company and Southern Natural Gas Company (Exhibit 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994).

10.43 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.44 Firm Storage (FS) Agreement, dated November 1, 1994, between Atlanta Gas Light Company and ANR Storage Company (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.45 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(jj), 10(ll) and 10(mm), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(c), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.46 Firm Transportation Agreement, dated March 1, 1996, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibits 10(hh), 10(ii), 10(kk) and 10(nn), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(d), Atlanta Gas Light Company Form 10-Q for the quarter ended March 31, 1996).

10.47 Firm Transportation Agreement, dated March 1, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending Exhibits 10(oo), 10(pp) and 10(qq), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.48 Firm Transportation Agreement, dated June 1, 1995, between Atlanta Gas Light Company and Southern Natural Gas Company amending Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(tt), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.49 Firm Storage Agreement, effective December 1, 1994, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending
          Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(uu), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.50 Firm Storage Agreement, effective July 1, 1995, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(ff), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(vv), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.51 Firm Storage Agreement, effective July 1, 1995, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(ww), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.52 Firm Transportation Agreement, dated September 26, 1994, between Atlanta Gas Light Company and South Georgia Natural Gas Company amending Exhibit 10(s), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(xx), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.53 Firm Storage Agreement, effective July 1, 1995, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(ee), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(yy), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.54 Firm Storage Agreement, effective July 1, 1995, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(cc), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1994 (Exhibit 10(zz), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995).

10.55 Firm Storage Agreement, effective January 1, 1995, between Atlanta Gas Light Company and Tennessee Gas Pipeline Company amending Exhibit 10(z) and replacing Exhibit 10(u), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.56 Firm Storage Agreement, effective January 1, 1995, between Chattanooga Gas Company and Tennessee Gas Pipeline Company amending Exhibit 10(aa) and replacing Exhibit 10(dd), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10(b), Atlanta Gas Light Company Form 10-Q for the quarter ended December 31, 1995).

10.57 FPS-1 Service Agreement, dated July 9, 1996, between Atlanta Gas Light Company and Cove Point LNG Limited Partnership (Exhibit 10(a), Atlanta Gas Light Company Form 10-Q for the quarter ended June 30, 1996).

10.58 Amendment to Letter Agreement, dated July 13, 1994, among and between Southern Natural Gas Company, Atlanta Gas Light Company and Chattanooga Gas Company (Exhibit 10.55, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.59 Three-party agreement between ANR Storage Company, Atlanta Gas Light Company and Southern Natural Gas Company, effective November 1, 1994 (Exhibit 10.56, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.60 Displacement Service Agreement, effective December 15, 1996, between Washington Gas Light Company and Atlanta Gas Light Company (Exhibit 10.57, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.61 Amendment to Firm Storage Agreement, effective July 26, 1996, between Chattanooga Gas Company and Southern Natural Gas Company amending
          Exhibit 10(jj), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.58, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1996).

10.62 Amendatory Agreement, effective August 23, 1996, between Southern Natural Gas Company and Atlanta Gas Light Company amending Exhibits 10(ee), 10(ff), 10(hh) and 10(kk), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1995 (Exhibit 10.59, Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30,
          1996).

10.63 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Atlanta Gas Light Company and East Tennessee Natural Gas Company (Exhibit 10.61, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.64 Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, dated October 16, 1997, between Chattanooga Gas Company and East Tennessee Natural Gas Company (Exhibit 10.62, AGL Resources Form 10-K for the fiscal year ended September 30, 1997).

10.65 Amendment to Gas Transportation Agreement under Rate Schedules FT-A and FT-GS, Package Number 33653, dated June 1, 2000, between Chattanooga Gas Company and East Tennessee Natural Gas Company.

10.66 Extension of Service Agreements #904480 under Rate Schedule FT; #904481 under Rate Schedule FT-NN; and #S20140 under Rate Schedule CSS, all dated November 1, 1994, between Atlanta Gas Light Company and Southern Natural Gas Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

10.67 Amendment to Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated December 15, 1997 (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended March 31,
          1998).

10.68 Service Agreement between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company dated January 14, 1998 (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.69 Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 1998).

10.70 Amendment, dated October 14, 1999, to Precedent Agreement dated April 16, 1998 between Etowah LNG Company, LLC and Atlanta Gas Light Company (Exhibit 10.65, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.71 Amended and Restated Precedent Agreement, dated March 31, 2000, by and between Atlanta gas Light Company and Etowah LNG Company, L.L.C.

10.72 Service Agreement dated November 1, 1998 between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Part 284(G) which supercedes Rate Schedule X-289 (Exhibit 10.67, AGL Resources Form 10-K for the fiscal year ended September 30, 1998).

10.73 Service Agreement dated November 1, 1998 between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Rate Schedule WSS-Open Access (Exhibit 10.68, AGL Resources Form 10-K for the fiscal year ended September 30, 1998).

10.74 Service Agreement #3.7178 dated May 23, 2000, between Transcontinental Gas Pipe Line Corporation and Atlanta Gas Light Company under Rate Schedule FT.

10.75 Guaranty Agreement effective November 1, 1998 between Atlanta Gas Light Company and AGL Resources Inc (Exhibit 10.68, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.76 Indemnification Agreement entered into on January 15, 1999 between Piedmont Propane Company and AGL Resources Inc. (Exhibit 10.69, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.77 Indemnification Agreement entered into on January 15, 1999 between Dynegy Inc. and AGL Resources Inc. (Exhibit 10.70, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.78 Loan Agreement effective June 30, 1999 between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company, and Dynegy Hub Services Inc. (Exhibit 10.71, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.79 Form of Commercial Paper Dealer Agreement between AGL Capital Corporation, as Issuer, AGL Resources Inc., as Guarantor, and the Dealers named therein, dated September 25, 2000.

10.80     Guarantee of AGL Resources Inc. dated October 5, 2000.

10.81 Issuing and Paying Agency Agreement dated September 25, 2000, between AGL Capital Corporation and The Bank of New York.

10.82 Master Management Services Agreement dated April 24, 2000, by and between Atlanta Gas Light Company and Environmental ThermoRetec Consulting Corporation. (Exhibit 10.1, AGL Resources 10-Q for the quarter ended June 30, 2000.) (Confidential treatment pursuant to 17 CFR Sections 200.80 (b) and 240.24b-2 has been granted regarding certain portions of this exhibit, which portions have been filed separately with the Commission.)

10.83 Credit Agreement dated October 6, 2000, by and between AGL Resources Inc., AGL Capital Corporation, as Borrower, and the Lenders named therein.

10.84 Guarantee dated October 6, 2000, by and between AGL Resources Inc., the Grantor and SunTrust Bank, as Administrative Agent for the Lenders named in the Credit Agreement dated October 6, 2000 by and between AGL Capital Corporation, as Borrower and the Lenders named therein.

10.85 Gas Transportation Agreement # 34007, dated November 2, 2000, under Rate Schedule FT-A, by and between Tennessee Gas Pipeline Company and Chattanooga Gas Company.

13        Portions of the AGL Resources Inc. 2000 Annual Report to Shareholders.

21        Subsidiaries of AGL Resources Inc.

23        Independent Auditors' Consent.

24        Powers of Attorney (included with Signature Page hereto).

27        Financial Data Schedule.


           The remainder of this page was intentionally left blank.