Form 10-Q
period 2000-12-31
AGL RESOURCES INC
filed 2001-02-09
CIK 1004155

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2000

Commission          Registrant; State of Incorporation;        I.R.S. Employer
File Number         Address; and Telephone Number          Identification Number
-----------         -----------------------------          ---------------------

1-14174             AGL RESOURCES INC.                          58-2210952
                    (A Georgia Corporation)
                    817 West Peachtree Street, N.E.
                    Suite 1000
                    Atlanta, Georgia  30308
                    404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000.


Common Stock, $5.00 Par Value
Shares Outstanding at December 31, 2000 ............................. 54,208,371

                              AGL RESOURCES INC.

                         Quarterly Report on Form 10-Q
                    For the Quarter Ended December 31, 2000


                               Table of Contents

 Item                                                                      Page
Number                                                                    Number
------                                                                    ------

           PART I-- FINANCIAL INFORMATION


     1     Financial Statements (Unaudited)

                Condensed Statements of Consolidated Income                    3
                Condensed Consolidated Balance Sheets                          4
                Condensed Consolidated Statements of Cash Flows                6
                Notes to Condensed Consolidated Financial Statements           7

     2     Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                 13

     3     Quantitative and Qualitative Disclosure About Market Risk          25

           PART II-- OTHER INFORMATION

     1     Legal Proceedings                                                  26

     2     Changes in Securities and Use of Proceeds                          26

     3     Defaults Upon Senior Securities                                    26

     4     Submission of Matters to a Vote of Security Holders                26

     5     Other Information                                                  26

     6     Exhibits and Reports on Form 8-K                                   27

           SIGNATURE                                                          28

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------

                      AGL RESOURCES INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                          FOR THE THREE-MONTHS ENDED
                          DECEMBER 31, 2000 AND 1999
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                  Three-months
                                                          ------------------------------
                                                               2000             1999
                                                             -------          --------
Operating Revenues                                           $ 294.8         $ 182.3
Cost of Sales                                                  130.8            54.6
                                                         ------------------------------
   Operating Margin                                            164.0           127.7

Other Operating Expenses                                       108.7            94.2
                                                         ------------------------------
   Operating Income                                             55.3            33.5

Other Income                                                     5.2             6.9
                                                         ------------------------------
   Income Before Interest, Preferred Stock Dividends,
   and Income Taxes                                             60.5            40.4

Interest Expense and Preferred Stock Dividends
   Interest expense                                             23.2            12.2
   Dividends on preferred stock of subsidiary                    1.5             1.5
                                                         ------------------------------

          Total interest expense and preferred
          stock dividends                                       24.7            13.7
                                                         ------------------------------
   Income Before Income Taxes                                   35.8            26.7

Income Taxes                                                    13.3             9.6
                                                         ------------------------------
   Net Income                                                 $ 22.5          $ 17.1
                                                         ==============================

Earnings Per Common Share
   Basic                                                      $ 0.41          $ 0.30
   Diluted                                                    $ 0.41          $ 0.30

Weighted Average Number of Common
   Shares Outstanding
   Basic                                                        54.1            56.9
   Diluted                                                      54.5            57.0

Cash Dividends Paid Per Share of
   Common Stock                                               $ 0.27          $ 0.27

           See notes to condensed consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                      (Unaudited)
                                                                      December 31,         September 30,
ASSETS                                                                   2000                  2000
--------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                       $      2.0           $       2.0
      Receivables
          Gas (less allowance for uncollectible
               accounts of $2.7 at December 31, 2000
               and $3.1 at September 30, 2000)                              91.6                  29.9
          Other (less allowance for uncollectible
               accounts of $8.6 at December 31, 2000
               and $5.2 at September 30, 2000)                              10.5                  13.4
      Unbilled revenues                                                     55.2                   1.7
      Refundable income taxes                                                  -                   8.1
      Inventories
          Natural gas stored underground                                    29.2                  27.7
          Liquefied natural gas                                              1.4                   2.1
          Materials and supplies                                             8.1                   6.2
          Other                                                              1.2                   1.2
      Other current assets                                                   8.5                   7.4
--------------------------------------------------------------------------------------------------------
          Total current assets                                             207.7                  99.7
--------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant                                                      2,930.8               2,371.5
      Less accumulated depreciation                                        968.4                 791.8
--------------------------------------------------------------------------------------------------------
          Utility plant - net                                            1,962.4               1,579.7
--------------------------------------------------------------------------------------------------------
      Non-utility property                                                  84.5                  88.2
      Less accumulated depreciation                                         29.5                  30.4
--------------------------------------------------------------------------------------------------------
          Non-utility property - net                                        55.0                  57.8
--------------------------------------------------------------------------------------------------------
          Total property, plant and equipment - net                      2,017.4               1,637.5
--------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs                             167.2                 164.6
      Investments in joint ventures                                         74.4                  78.8
      Unrecovered postretirement benefits costs                              7.7                   7.9
      Goodwill                                                             159.1                     -
      Other                                                                 68.5                  31.4
--------------------------------------------------------------------------------------------------------
          Total deferred debits and other assets                           476.9                 282.7
--------------------------------------------------------------------------------------------------------
Total Assets                                                           $ 2,702.0             $ 2,019.9
========================================================================================================

           See notes to condensed consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                        (Unaudited)
                                                                       December 31,          September 30,
LIABILITIES AND CAPITALIZATION                                             2000                  2000
-------------------------------------------------------------------------------------------------------------
Current Liabilities
      Short-term debt                                                   $   718.6             $   141.2
      Accounts payable - trade                                               80.7                  34.0
      Interest                                                               12.4                  21.5
      Current portion of long-term debt                                      20.0                  20.0
      Wages and salaries                                                     18.1                  15.3
      Other accrued liabilities                                              32.6                  20.2
      Customer deposits                                                      14.8                   1.8
      Other                                                                  52.2                  30.8
-------------------------------------------------------------------------------------------------------------
          Total current liabilities                                         949.4                 284.8
-------------------------------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes                                           248.1                 249.6
-------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs                                  111.7                 111.7
      Accrued postretirement benefits costs                                  32.9                  31.9
      Accrued pension costs                                                  11.6                   6.7
-------------------------------------------------------------------------------------------------------------
          Total long-term liabilities                                       156.2                 150.3
-------------------------------------------------------------------------------------------------------------
Deferred Credits
      Unamortized investment tax credit                                      22.8                  23.2
      Regulatory tax liability                                               18.5                  15.5
      Other                                                                  10.2                  11.3
-------------------------------------------------------------------------------------------------------------
          Total deferred credits                                             51.5                  50.0
-------------------------------------------------------------------------------------------------------------
Capitalization
      Long-term debt                                                        590.0                 590.0
      Subsidiary obligated mandatorily redeemable
          Preferred securities                                               74.3                  74.3
      Common stockholders' equity, $5 par value,
          Shares issued of 57.8 at December 31, 2000
          and at September 30, 2000                                         695.3                 687.1
      Less shares held in treasury, at cost,
          3.6 at December 31, 2000 and
          3.8 at September 30, 2000                                         (62.8)                (66.2)
-------------------------------------------------------------------------------------------------------------
          Total capitalization                                            1,296.8               1,285.2
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Capitalization                                    $ 2,702.0             $ 2,019.9
=============================================================================================================

           See notes to condensed consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE-MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                        Three-months
                                                                                    --------------------
                                                                                     2000          1999
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
        Net income                                                                $    22.5     $   17.1
        Adjustments to reconcile net income to net
            cash flow from operating activities
               Depreciation and amortization                                           26.4         21.2
               Deferred income taxes                                                    1.0          4.8
               Other                                                                   (0.4)        (0.4)
        Changes in certain assets and liabilities,
            net of effect of business acquired
               Receivables                                                            (96.1)        (0.7)
               Inventories                                                             33.3         31.9
               Accounts payable                                                        24.8          3.3
               Purchased gas adjustment                                                (7.2)        (2.7)
               Gas cost credits                                                         -          (35.9)
               Accrued interest                                                        (9.1)       (13.4)
               Other current liabilities                                               13.0        (10.5)
               Other-net                                                               10.4         (4.1)
--------------------------------------------------------------------------------------------------------
               Net cash flow from operating activities                                 18.6         10.6
--------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
        Net borrowings of short-term debt                                             557.4         17.5
        Sale of common stock, net of expenses                                          (1.4)        (2.4)
        Sale of treasury shares                                                         3.4          2.9
        Purchase of treasury shares                                                     -           (4.5)
        Dividends paid on common stock                                                (14.4)       (13.0)
--------------------------------------------------------------------------------------------------------
               Net cash flow used in financing activities                             545.0          0.5
--------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
        Acquisition of Virginia Natural Gas, net of cash acquired                    (539.7)         -
        Utility plant expenditures                                                    (33.7)       (33.7)
        Non-utility property expenditures                                              (0.9)        (1.6)
        Cash received from (provided to) joint ventures                                11.1         (9.4)
        Other                                                                          (0.4)         4.9
--------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                 (563.6)       (39.8)
--------------------------------------------------------------------------------------------------------
               Net decrease in cash
                   and cash equivalents                                                 -          (28.7)
               Cash and cash equivalents at
                   beginning of period                                                  2.0         32.9
--------------------------------------------------------------------------------------------------------
               Cash and cash equivalents at
                   end of period                                                  $     2.0     $    4.2
========================================================================================================
Cash Paid During the Period for
        Interest                                                                  $    32.3     $   26.0
        Income taxes                                                              $      .4     $    2.9

           See notes to condensed consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. Nature of Our Business

AGL Resources Inc. is the registered holding company for:

     . Atlanta Gas Light Company ("AGLC"), a natural gas local distribution utility;
     . Virginia Natural Gas, Inc. ("VNG"), a natural gas local distribution utility;
     . Chattanooga Gas Company ("Chattanooga"), a natural gas local distribution utility;
     . AGL Energy Services, Inc. ("AGLE"), a gas supply services company;
     . AGL Services Company ("AGLS"), a service company established in accordance with the Public Utilities Holding Company Act of 1935 ("PUHCA");
     . AGL Capital Corporation, a financing subsidiary; and . Several other non-utility subsidiaries.

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

The acquisition of VNG was accounted for as a purchase for financial accounting purposes and as a result VNG's operations were consolidated with AGL Resources beginning October 1, 2000. The excess purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which will be amortized over 40 years. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at December 31, 2000, and is subject to change.

With the addition of VNG's customer base of approximately 230,000, AGL Resources is now the second largest natural gas-only distributor in the United States, serving nearly 1.8 million customers. VNG is headquartered in Norfolk, Virginia, and serves customers in the Hampton Roads region of southeastern Virginia.

In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments necessary for a fair statement of the results of the interim periods reflected. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the financial statements and the notes included in the annual report on Form 10-K of AGL Resources for the fiscal year ended September 30, 2000. Due to the seasonal nature of a portion of AGL Resources' businesses, the results of operations for the three-month period are not necessarily indicative of results of operations for a twelve-month period.

Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America. Those estimates and assumptions affect various matters, including:

     . Reported amounts of assets and liabilities in our Condensed Consolidated
       Balance Sheets as of the dates of the financial statements;
     . Disclosure of contingent assets and liabilities as of the dates of the financial statements; and
     . Reported amounts of revenues and expenses in our Condensed Statements of Consolidated Income during the reported periods.

Those estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. Consequently, actual amounts could differ from our estimates.

Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year.

2. Significant Accounting Policies

For a summary of AGL Resources' accounting policies, please refer to AGL Resources' Annual Report on Form 10-K for the year ended September 30, 2000.

Additional significant accounting policies effective October 1, 2000 as a result of the acquisition of VNG include:

Regulation of the Utility Business

The Virginia State Corporation Commission ("VSCC") regulates VNG with respect to the rates, maintenance of accounting records and various other matters. Consistent with AGLC and Chattanooga, generally the same accounting policies and practices utilized by non-regulated companies are utilized by VNG for financial reporting under accounting principles generally accepted in the United States of America. However, sometimes the VSCC orders an accounting treatment different from that used by non-regulated companies to determine the rates charged to the VNG's customers. Additionally, following the consummation of the VNG acquisition, AGL Resources registered with the Securities and Exchange Commission as a holding company under the Public Utility Holding Company Act of 1935 ("PUHCA").

Revenue Recognition

Revenues from sales and transportation services are recognized in the same period in which the related volumes are delivered to customers. Revenues from VNG's business are based on rates approved by the VSCC. The Company bills and recognizes sales revenues from residential and certain commercial and industrial customers on the basis of scheduled meter readings. In addition, revenues are recorded for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. For wholesale and other commercial and industrial customers, revenues are based upon actual deliveries to the end of the period.

Cost of Sales

VNG charges their customers for the natural gas they consume using purchased gas adjustment ("PGA") mechanisms set by the VSCC. Under the PGA, VNG defers (included as a current asset or liability in the Condensed Consolidated Balance Sheets and excluded from the Condensed Statements of Consolidated Income) the difference between the utility's actual cost of gas and what it collected from customers in a given period. Then, VNG either bills or refunds to its customers the deferred amount.

Depreciation Expense

Depreciation for VNG is computed by applying composite, straight-line rates approved by the VSCC to the investment of depreciable property. The composite straight-line depreciation rate was approximately 3.2% for utility property excluding transportation equipment during the three-months ended December 31, 2000.

Allowance for Funds Used During Construction ("AFUDC")

Construction projects in Virginia are financed with borrowed funds and equity funds. The VSCC allows VNG to record the cost of those funds as part of the cost of construction projects on AGL Resources' Consolidated Balance Sheets and as AFUDC in the Statements of Consolidated Income. AFUDC for VNG is calculated based upon a rate authorized by the VSCC.

Inventory

VNG's gas inventories are stated at the weighted average inventory costing method. Materials and supplies inventories are stated at lower of average cost or market.

Chattanooga changed its inventory costing method for its gas inventories from last-in, first-out to weighted average cost effective October 1, 2000. In management's opinion, the weighted average inventory costing method provides for a better matching of costs and revenue from the sale of gas and is more consistent with AGLC and VNG. Because Chattanooga recovers all of its gas costs through a PGA mechanism, there was not a cumulative effect resulting from the change in the inventory costing method.

3. Earnings Per Common Share and Common Stockholders' Equity

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur when common share equivalents are added to common shares outstanding. Diluted earnings per common share is calculated quarterly and the number of incremental shares to be included at year end is the weighted average of each quarterly calculation. AGL Resources' common share equivalents are derived from performance units whose future issuance is contingent upon the satisfaction of certain performance criteria and stock options whose exercise prices were less than the average market price of the common shares for the respective periods. Performance units totaling 6,574 qualified as common stock equivalents as of December 31, 2000. An average of 377,207 and 22,511 incremental shares qualified as common stock equivalents for the three-month periods ended December 31, 2000 and 1999, respectively, because the exercise prices of those options were less than the average market price of the common shares for the respective periods.

During the three-month periods ended December 31, 2000 and 1999, AGL Resources issued 195,764 shares and 158,476 shares of common stock, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan, the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AGL Resources adopted SFAS 133 on October 1, 2000. The effect of the adoption of SFAS 133, as well as the effect from the application of SFAS 133 during the three-month period ended December 31, 2000 has been immaterial to AGL Resources' financial statements.

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

For each of the MGP sites, AGLC has estimated, where possible, its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $111.7 million and $171.8 million. This estimate does not include other potential expenses, such as unasserted property damage or personal injury claims, legal expenses or other costs for which AGLC may be held liable, but with respect to which the amount can not be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs, because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of December 31, 2000, AGLC has recorded the lower end of the range, or $111.7 million, as a liability.

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

AGLC has two ways of recovering investigation and cleanup costs. First, the Georgia Public Service Commission ("GPSC") has approved an environmental response cost recovery rider. It allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from the rate payers in future years. During the three-months ended December 31, 2000, AGLC recovered $3.3 million through its environmental response cost recovery rider. The asset increased by $2.6 million due to additional expenses.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during the three-months ended December 31, 2000.

On January 5, 2001, the Environmental Protection Division ("EPD") in Georgia approved AGLC's corrective action plans ("CAPs") for the Athens, Savannah, and Macon MGP sites. Coupled with approvals in 2000 for Brunswick (February), Griffin (June), Waycross (August), Rome and Valdosta (November), AGLC has met its commitment to the GPSC's timeline for these sites. The Augusta CAP, which is the only remaining Georgia CAP to be filed, will be submitted by March 30, 2001.

6. Segment Information

AGL Resources is organized into two operating segments: Utility and Non-utility. Management evaluates segment performance based on net income, which includes the effects of corporate expense allocations. There were no material inter-segment sales during the three-month period ended December 31, 2000 or 1999.

Three-months Ended                       December 31, 2000                       December 31, 1999
------------------              ----------------------------------     ----------------------------------
(Millions of Dollars)            Utility    Non-utility     Total       Utility    Non-utility     Total
                                 -------    -----------     -----       -------    -----------     -----
Operating Revenues               $ 290.7       $ 4.1      $ 294.8       $ 171.3      $ 11.0       $ 182.3
Depreciation and Amortization       23.5         2.6         26.1          17.3         3.4          20.7
Interest Expense                    11.2        12.0         23.2          11.9         0.3          12.2
Interest Income                      0.1         -            0.1           0.1         0.2           0.3
Equity in the Net Income of
    Joint Ventures                   -           4.7          4.7           -           4.8           4.8
Income Tax Expense (Benefit)        19.2        (5.9)        13.3          10.0        (0.4)          9.6
Net Income (Loss)                   31.8        (9.3)        22.5          17.6        (0.5)         17.1
Capital Expenditures                33.7          .9         34.6          33.7         1.6          35.3

Balance as of                            December 31, 2000                     September 30, 2000
-------------                   ----------------------------------     ----------------------------------
(Millions of Dollars)            Utility    Non-utility     Total       Utility    Non-utility     Total
                                 -------    -----------     -----       -------    -----------     -----
Identifiable Assets              $2,554.4      $ 73.2     $ 2,627.6     $ 1,866.3     $ 74.8     $1,941.1
Investments in Joint Ventures         -          74.4          74.4           0.4       78.4         78.8

7. Short-term Debt

In connection with the acquisition of VNG, AGL Resources established a $900 million commercial paper program through AGL Capital Corporation. AGL Resources' commercial paper consists of short-term unsecured promissory notes with maturities ranging from overnight to 270 days. AGL Resources' commercial paper program is fully supported by bank back-up credit lines. On October 6, 2000, AGL Resources issued $660 million in commercial paper, the proceeds of which were used to finance the VNG acquisition and to refinance existing short-term debt.

During October 2000, the short-term debt outstanding at September 30, 2000 of $141.2 million was refinanced with commercial paper. As of December 31, 2000, $181.4 million remained available for borrowing under the commercial paper program. The weighted average interest rate on short-term debt outstanding was 6.7% for the three-months ended December 31, 2000. Management expects to obtain long-term financing in fiscal 2001 to replace a portion of the commercial paper.

On October 6, 2000, AGL Resources Inc., and AGL Capital Corporation entered into a Credit Agreement with several lenders ("Lenders") for whom SunTrust Bank ("SunTrust") is acting as Administrative Agent. Pursuant to the Credit Agreement, the Lenders agree to make available to AGL Capital Corporation, upon demand, up to $900 million (the "Revolving Commitment"). This Credit Agreement has been entered into in support of AGL Resources' commercial paper program. The Revolving Commitment may be borrowed, repaid and reborrowed in the form of Eurodollar loans, adjustable rate loans (based on SunTrust's Prime Rate, or based on the Federal Funds Effective Rate plus 1%), letters of credit (up to $50 million), or, in certain circumstances, fixed rate loans for a defined period agreed upon by AGL Capital Corporation and the Lenders. The Revolving Commitment expires on October 5, 2001 (the "Revolving Termination Date"). Loans outstanding on the Revolving Termination Date, up to a maximum aggregate principal amount of $200 million, may be converted into Term Loans. All Term Loans will mature in one installment on the date that is one year from the Revolving Termination Date. Currently, there are no outstanding loans under the Credit Agreement.

Management believes available credit will be sufficient to meet working capital needs both on a short-term and long-term basis. However, capital needs depend on many factors, and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

8. Pro Forma Data

The following unaudited pro forma financial data has been prepared as if the acquisition of VNG took place on October 1, 1999, the beginning of AGL Resources fiscal year. This pro forma financial data is presented for informational purposes and is not necessarily indicative of future operations (in millions, except per share data).

                                                Three-months
                                                    Ended
                                              December 31, 1999
               Revenue                             $ 244.5
               Net Income                          $  14.8
               Earnings Per Share- Basic           $   0.26
               Earnings Per Share- Diluted         $   0.26

9. Supplemental Cash Flow Information

The following is the sources and uses of cash associated with the acquisition of VNG (in millions):

Sources of Funds received for the acquisition:
Issuance of commercial paper                            $ 539.7
                                                        =======

Uses of Funds for the acquisition:
The acquisition                                         $ 532.2
Transaction fees and expenses                               7.5
                                                        -------
  Total                                                 $ 539.7
                                                        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 allows public companies to provide cautionary remarks about forward-looking statements that they make in documents that are filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements in our Management's Discussion and Analysis include, but are not limited to, statements about the following:

     . Deregulation;
     . Business prospects;
     . Strategic outlook;
     . Concentration of credit risk;
     . Environmental investigations and cleanups;
     . Quantitative and qualitative disclosures about market risk;
     . Virginia Natural Gas acquisition;
     . Propane operations; and
     . Changes required by the Public Utility Holding Company Act of 1935
       ("PUHCA").

Important factors that could cause our actual results to differ substantially from those in the forward-looking statements include, but are not limited to, the following:

     . Industrial, commercial, and residential growth in the service territories of AGL Resources and its subsidiaries;
     . Changes in price and demand for natural gas and related products;
     . Impact of changes in state and federal legislation and regulation on both the gas and electric industries;
     . Effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, unknown risks related to nonregulated businesses, and unknown issues such as the stability of certificated marketers;
     . Concentration of credit risk in certificated marketers;
     . Industry consolidation;
     . Impact of acquisitions and divestitures;
     . Changes in accounting policies and practices issued periodically by accounting standard-setting bodies;
     . Interest rate fluctuations, financial market conditions, and economic conditions, generally;
     . Uncertainties about environmental issues and the related impact of such issues;
     . Impact of changes in weather upon the temperature sensitive portions the business; and
     . Other factors and the related impact of such factors.

Nature of Our Business

AGL Resources Inc. is the registered holding company for:

     . Atlanta Gas Light Company ("AGLC"), a natural gas local distribution utility;
     . Virginia Natural Gas, Inc. ("VNG"), a natural gas local distribution utility;
     . Chattanooga Gas Company ("Chattanooga"), a natural gas local distribution utility;
     . AGL Energy Services, Inc. ("AGLE"), a gas supply services company:
     . AGL Services Company ("AGLS"), a service company established in accordance with PUHCA;
     . AGL Capital Corporation, a financing subsidiary; and . Several other non-utility subsidiaries.

AGL Resources and its subsidiaries are collectively referred to as "AGL Resources."

AGLC conducts its primary business, the distribution of natural gas, in Georgia including Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta. Chattanooga distributes natural gas in the Chattanooga and Cleveland areas of Tennessee. VNG distributes natural gas in the Hampton Roads region of Virginia. The Georgia Public Service Commission ("GPSC") regulates AGLC, the Tennessee Regulatory Authority ("TRA") regulates Chattanooga and the Virginia State Corporation Commission ("VSCC") regulates VNG. AGLE provides wholesale asset management services for AGL Resources' regulated and unregulated operations, as well as, for unaffiliated retail gas marketers.

As of December 31, 2000, AGLC, VNG, and Chattanooga comprised substantially all of AGL Resources' assets, revenues, and earnings. The operations and activities of AGLC, VNG, Chattanooga, and AGLE, collectively, are referred to as the "utility." The utility's total other operating expenses include costs allocated from AGLS.

As of December 31, 2000, AGL Resources owned or had an interest in the following non-utility businesses:

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

          . Utilipro, Inc. ("Utilipro"), in which AGL Resources has a 91.74% ownership interest and which engages in the sale of integrated customer care solutions and billing services to energy marketers in the United States; and

          . AGL Networks, LLC ("AGL Networks"), which will install, and lease to third-party operators, conduit and fiber optic cable. AGL Networks was formed on August 15, 2000 for the purpose of partnering with other telecommunication companies to serve Atlanta's rapidly growing demand for high-speed network capacity.

     . AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG
       Company, LLC ("Etowah"), a joint venture with Southern Natural Gas Company. Etowah was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility; and

     . AGL Capital Corporation, which was established to finance the acquisition of VNG, refinance existing short-term debt and provide working capital to AGL Resources and its subsidiaries through a commercial paper program and other financing mechanisms.

Results of Operations

Three-Month Periods Ended December 31, 2000 and 1999
----------------------------------------------------
In this section, the results of operations for the three-month periods ended December 31, 2000 and 1999 are compared.

Operating Margin Analysis
-------------------------
(Dollars in Millions)


                       Three-months Ended
                       ------------------
                     12/31/2000   12/31/1999   Favorable/(Unfavorable)
                     ----------   ----------  ------------------------
Operating Revenues
  Utility               $ 290.7    $ 171.3    $ 119.4       69.7%
  Non-utility               4.1       11.0       (6.9)     (62.7%)
                        -------    -------    -------
  Total                 $ 294.8    $ 182.3    $ 112.5       61.7%
                        =======    =======    =======
Cost of Sales
  Utility               $ 130.8    $  51.8    $ (79.0)    (152.5%)
  Non-utility                 -        2.8        2.8      100.0%
                        -------    -------    -------
  Total                 $ 130.8    $  54.6    $ (76.2)    (139.6%)
                        =======    =======    =======
Operating Margin
  Utility               $ 159.9    $ 119.5    $  40.4       33.8%
  Non-utility               4.1        8.2       (4.1)     (50.0%)
                        -------    -------    -------
  Total                 $ 164.0    $ 127.7    $  36.3       28.4%
                        =======    =======    =======

Utility. Utility operating revenues increased $119.4 million and cost of sales increased $79.0 million primarily due to the following factors:

     . Total average customers for the three-month period ended December 31, 2000 increased from 1,496,000 customers to 1,775,000. The increase is attributable to the addition of approximately 237,000 customers as a result of the VNG acquisition and customer growth in Georgia and Tennessee of approximately 42,000 customers;
     . Operating revenue of $117.0 million contributed by VNG and cost of sales of $78.0 million incurred by VNG as result of closing the VNG acquisition ahead of schedule effective October 1, 2000 in order to take advantage of the winter-heating season. There were 1,431 degree days actually incurred by VNG during the three-month period ended December 31, 2000 as compared to the 30-year normal degree days for the three-month period ended December 31, 2000 of 1,131;
     . Chattanooga's operating revenues increased $17.1 million and cost of sales increased $16.4 million as a result of 1,454 degree days as compared to 1,003 degree days during the same period last year and higher natural gas commodity costs during the three-month period ended December 31, 2000;
     . These increases were offset by AGLC's operating revenues decrease of $14.7 million and cost of sales decrease of $15.4 million as a result of inventory sales to marketers made at the end of random assignment at the beginning of fiscal 2000.

The utility operating margin increased to $159.9 million for the three-months ended December 31, 2000 from $119.5 million for the same period last year. The increase of $40.4 million was a result of the addition of VNG, colder weather and customer growth, as noted above.

Non-utility. Non-utility operating revenues decreased to $4.1 million for the three-months ended December 31, 2000 from $11.0 million for the same period last year. Non-utility cost of sales decreased to $0.0 million for the three-months ended December 31, 2000 from $2.8 million for the same period last year. The decrease of $6.9 million in operating revenues and $2.8 in cost of sales was primarily due to the change in reporting for AGL Propane as a result of the propane transaction with Heritage Partners in August, 2000. As a joint venture, Propane is accounted for under the equity method and its financial results are now reported in other income rather than operating revenues and cost of sales. Non-utility operating margin decreased to $4.1 million for the three-months ended December 31, 2000 from $8.2 million for the same period last year. The decrease of $4.1 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
---------------------------------------
(Dollars in Millions)

                                  Three-months Ended
                                  ------------------
                                 12/31/2000  12/31/1999  Favorable/(Unfavorable)
                                 ----------  ----------  ----------------------
Total Other Operating Expenses
  Utility                         $   98.0    $  81.8    $ (16.2)   (19.8%)
  Non-utility                         10.7       12.4        1.7     13.7%
                                  --------    -------    -------
  Total                           $  108.7    $  94.2    $ (14.5)   (15.4%)
                                  ========    =======    =======

Total Other Operating Expenses
------------------------------
Total other operating expenses increased to $108.7 million for the three-months ended December 31, 2000 from $94.2 million for the same period last year, an increase of 15.4%.

Utility. Utility total other operating expenses increased $16.2 million as compared with the same period last year due to expenses related to VNG not incurred in the three-months ended December 31, 1999. The increase in expenses where offset by lower labor costs, continued implementation of cost controls, continued work management process improvements and other savings as a result of AGL Resources' operational excellence initiatives. The variances were primarily reflected in the following areas:

     . An increase of $9.8 million in operating expenses related to VNG;
     . An increase of $5.5 million in depreciation and amortization expense related to VNG;
     . An increase of $4.4 million in taxes other than income related to VNG;
     . These increases were offset by a decrease of $3.2 million in payroll and benefit related expenses as a result of reduced staffing levels at AGLC.

Non-utility. Non-utility total other operating expenses decreased $1.7 million as compared with the same period last year primarily due the following:
     . A decrease of $2.6 million in operating expenses related to the Propane joint venture which is now accounted for under the equity method of accounting as compared to the consolidation method of accounting
     . A decrease of $1.1 million in operating expense primarily related to Utilipro's outside service expenses incurred in the prior year as a result of deregulation;
     . These decreases were offset by a $1.8 million increase in unaffiliated marketer related reserves.

Other Income
------------
Other income totaled $5.2 million for the three-months ended December 31, 2000, compared with other income of $6.9 million for the same period last year. The decrease in other income of $1.7 million is primarily due to the following:
     . An increase of $2.2 million related to the Propane joint venture which is now accounted for under the equity method of accounting as compared to the consolidation method of accounting;
     This increase was offset by:
     . A decrease of $2.0 million as a result of increased management reserves related to SouthStar accounts receivables; and
     . A decrease of $1.6 million attributable primarily to lower recovery of carrying costs.

Interest Expense
----------------
Interest expense increased to $23.2 million for the three-months ended December 31, 2000 from $12.2 million for the same period last year. The increase of $11.0 million was primarily due to increased amounts of short-term debt outstanding during the period related to the commercial paper program which was used primarily to finance the acquisition of VNG.

Income Taxes
------------
Income tax expense increased to $13.3 million for the three-months ended December 31, 2000 from $9.6 million for the same period last year. The increase in income taxes of $3.7 million was due primarily to an increase in income before income taxes of $9.1 million compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the three-months ended December 31, 2000 was 37.2% as compared to 36.0% for the same period last year.

          (The remainder of this page was intentionally left blank.)

Financial Condition

Seasonality of Business
-----------------------
AGLC has Straight Fixed Variable ("SFV") rates for its gas delivery service, which eliminates the seasonality of both revenues and expenses. However, the operations of VNG, SouthStar, Chattanooga, as well as AGL Resources' propane operations, are seasonal, and those businesses will likely experience greater profitability in the winter months than in the summer months.

Financing
---------

In October 2000, AGL Resources established a $900 million commercial paper program through AGL Capital Corporation. AGL Resources' commercial paper consists of short-term unsecured promissory notes with maturities ranging from overnight to 270 days. AGL Resources' commercial paper program is fully supported by bank back-up credit lines. On October 6, 2000, AGL Resources issued $660 million in commercial paper, the proceeds of which were used to finance the VNG acquisition and to refinance existing short-term debt.

Short-term debt increased $577.4 million to $718.6 million as of December 31, 2000 from $141.2 million as of September 30, 2000.

During October 2000, the short-term debt outstanding at September 30, 2000 of $141.2 million was refinanced with commercial paper. As of December 31, 2000, $181.4 million remained available for borrowing under the commercial paper program. The weighted average interest rate on short-term debt outstanding was 6.7% for the three-months ended December 31, 2000. Management expects to obtain long-term financing in fiscal 2001 to replace a portion of the commercial paper.

Operating cash flow increased to $18.6 million for the three-months ended December 31, 2000 as compared to $10.6 million for the same period last year. The increase was primarily due to increases in accounts receivable of $95.4 million, increases in accounts payable of $21.5 million, decreases in gas cost credits of $35.9 million, increases in other current liabilities of $23.5 million and changes in various other items.

Management believes available credit will be sufficient to meet working capital needs both on a short and long-term basis. However, capital needs depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Strategic Outlook
-----------------

VNG's gas sales were a factor in earnings this quarter as a result of closing the VNG acquisition ahead of schedule, effective October 1, 2000, and AGL Resources' rapid integration of VNG. Although the acquisition of VNG will increase the seasonality of AGL Resources' earnings in the future, the primary factor in AGL Resources' performance is its focus on operational excellence.

The VNG leadership team has identified significant opportunities for cost reduction and is deploying a number of initiatives in this regard. Such initiatives include consolidating call operations, consolidating field offices, reducing headcount and outsourcing of leak survey work. Additionally, many of AGL Resources' construction practices are being implemented in Virginia, including standard meter set locations, improved line extension policies, and the increased use of contractors where possible for construction.

Concentration of Credit Risk
----------------------------

AGLC has concentration of credit risk related to the provision of services to certificated marketers. At September 30, 1998, AGLC billed approximately 1.4 million end-use customers in Georgia for its services. In contrast, at December 31, 2000, AGLC billed 12 certificated and active marketers in Georgia for services, who, in turn, billed end-use customers.

Several factors are designed to mitigate the risks to AGL Resources of the increased concentration of credit that has resulted from deregulation. First, in order to obtain a certificate from the GPSC, a certificated marketer must demonstrate to the GPSC, among other things, that it possesses satisfactory financial and technical capability to render the certificated service. Second, AGLC has instituted certain practices and imposed certain requirements designed to reduce credit risk. These include:

     . Pursuant to AGLC's tariff, each certificated marketer is required to maintain security for its obligations to AGLC in an amount equal to at least two times the marketer's estimated maximum monthly bill and in the form of a cash deposit, letter of credit, surety bond or guaranty from a creditworthy guarantor; and
     . Intrastate delivery service is billed in advance rather than in arrears.

For the quarter ended December 31, 2000, the three largest certificated marketers based on customer count, one of which was SouthStar, accounted for approximately 37% of AGL Resources' operating revenues. From October 1, 2000 through December 31, 2000, only gas receivables attributable to Chattanooga and Virginia were due from end-use customers.

AGLC also faces potential credit risk in connection with assignments to certificated marketers of interstate pipeline transportation and storage capacity. Although AGLC has assigned this capacity to the certificated marketers, in the event that the certificated marketers fail to pay the interstate pipelines for the capacity, the interstate pipelines would in all likelihood seek repayment from AGLC. This risk is mitigated somewhat by the fact that the interstate pipelines require the certificated marketers to maintain security for their obligations to the interstate pipelines arising out of the assigned capacity.

On October 26, 1999, Peachtree Natural Gas, LLC ("Peachtree"), the then fifth largest certificated marketer in Georgia based on customer count, filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of Peachtree's bankruptcy filing, Peachtree owed AGLC approximately $14 million for pre-petition delivery service and other services and charges. This amount represented approximately 15% of AGL Resources' total gas receivables at December 31, 2000. AGLC holds $11 million of surety bonds as security for Peachtree's obligations. The amount owed to AGLC does not include amounts owed by Peachtree to interstate pipelines for assigned capacity. Based upon proofs of claim filed by interstate pipelines in Peachtree's bankruptcy proceeding, as of the date of Peachtree's filing, Peachtree owed interstate pipelines approximately $2.5 million for assigned capacity. In December 1999, Shell Energy Services Company, L.L.C. began serving the firm customers formerly served by Peachtree. AGLC has been paid in full for all post-petition delivery and other services provided by AGLC to Peachtree. Peachtree has filed a declaratory judgment action against AGLC to determine who has right, title and interest in and to approximately $6.2 million, constituting the proceeds of the sale of certain natural gas inventory. In management's opinion, this marketer bankruptcy will not have a material adverse effect on AGL Resources' financial condition or results of operations.

Capital Expenditures
--------------------

Excluding VNG, capital expenditures decreased 15% over the same period last year. Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $34.6 million for the three-month period ended December 31, 2000 as compared to $35.3 million for the three-month period ended December 31, 1999. The decrease of $.7 million is primarily attributable to a $4.8 million decrease in utility capital expenditures as compared to the same period last year as a result of accelerating AGLC's mandatory pipeline replacement program in fiscal 2000 and a $.7 million decrease in non-utility related capital expenditures. These decreases were partially offset by capital expenditures incurred by VNG of $4.8 million. Typically, funding for capital expenditures is provided through a combination of internal and external sources.

Common Stock
------------

During the three-months ended December 31, 2000, AGL Resources issued 195,764 shares of common stock under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

During fiscal 2000, AGL Resources repurchased the entire 3.6 million shares authorized under the repurchase program. As a result, the average number of shares outstanding at December 31, 2000 as compared to December 31, 1999 decreased from 56.9 million to 54.1 million, respectively.

Ratios
------
As of December 31, 2000, AGL Resources' capitalization ratios consisted of:

     . 35.6%  short-tem debt;
     . 29.3%  long-term debt (excluding current portion);
     .  3.7%  preferred securities; and
     . 31.4%  common equity.

          (The remainder of this page was intentionally left blank.)

State Regulatory Activity

Rate Structure. Historically, AGLC and most other gas distribution utilities have employed a volumetric rate design that allows the utilities to recover the majority of their costs through gas usage. As a result of the transition to competition, numerous changes have occurred with respect to the services being offered by AGLC and with respect to the manner in which AGLC prices and accounts for those services. Consequently, AGLC's revenues and expenses do not follow historical patterns due to the provision of delivery services to end-use customers which are priced based upon SFV rates. The effect of SFV rates is to spread evenly throughout the year AGLC's recovery of its delivery service costs.

Currently, AGLC bills the marketer for each residential customer's annual SFV capacity in equal monthly installments. As required by the GPSC, effective February 1, 2001, AGLC implemented a seasonal rate design for the calculation of each residential customer's annual SFV capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Generally, this change should result in residential customers being billed by the certificated marketers for a higher capacity charge in the winter months, and a lower charge in the summer months. AGLC will continue to recognize its residential SFV capacity revenues for financial reporting purposes as it has historically. Any difference between the billings under the new seasonal rate design and the SFV revenue recognized will be deferred and reconciled on an annual basis.

To help offset the initial impact of the seasonal rate design on end-use customers, the GPSC approved a $40 million disbursement from the Universal Service Fund ("USF") to residential customers, which will occur in February and March 2001. These disbursements also will have no effect on AGLC's earnings.

AGLC Pipeline Safety. On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that details a 10-year pipeline replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the program. In addition to the program being ahead of schedule at December 31, 2000, the program is operating under its established budget as a result of efficiencies in engineering, bidding, construction and project management.

During the three-months ended December 31, 2000, approximately 46 miles of pipe were replaced pursuant to the program. During that period, AGLC's capital expenditures and operation and maintenance expenses related to the program were approximately $9.9 million and $1.2 million, respectively. All such amounts will be recovered through a combination of SFV rates and a pipeline safety revenue rider. On October 1, 1999, AGLC began recovering costs of the program through the pipeline safety revenue rider. The amount recovered during the three-months ended December 31, 2000 were approximately $.9 million.

Transition to Competition Costs. On October 19, 1999, the GPSC approved an order allowing AGLC to defer certain transition to competition costs for fiscal 2000 which AGLC considered to be "stranded" as a result of deregulation. In accordance with the GPSC order, AGLC deferred approximately $10 million in stranded costs for fiscal 2000. These stranded costs are recorded as a regulatory asset on AGLC's balance sheet and are being amortized over a five-year period beginning October 1, 1999. Of the total transition to competition costs, AGLC amortized $.5 million during the three-months ended December 31, 2000, leaving a net balance of $6.1 million at December 31, 2000.

     Emergency Order. On January 17, 2001, the GPSC established emergency rulemaking regarding winter disconnections for residential gas users. This rulemaking is in response to the high wholesale gas rates and abnormally cold weather experienced in Georgia. Under the emergency rules adopted by the GPSC, residential disconnections for non-payment have been suspended until April 1, 2001. The GPSC's previous rule restricted disconnections for 24 hours when the forecasted weather was below 32 degrees. In addition, the GPSC removed restrictions requiring delinquent bills to be paid to a residential customer's existing marketer before a switch was allowed to a competing marketer. Previously, a residential customer's account with their existing marketer had to be settled before they were allowed to switch to a competing marketer. Management does not believe that this rule change will have a material adverse effect on AGL Resources' financial condition or results of operations.

     Weather Normalization. The TRA has authorized the use of a weather normalization adjustment rider ("WNAR") to offset the impact of unusually cold or warm weather on customer billings and operating margin. As a result, Chattanooga's rates are adjusted up when weather is warmer than normal, and down when weather is colder than normal.

     VNG Acquisition. In addition to approving AGL Resources' acquisition of VNG on July 28, 2000, the VSCC issued an order on September 25, 2000, approving transactions between VNG and other subsidiaries of AGL Resources. The September order permits the use of AGLS to provide VNG with shared support services including legal, regulatory, finance, accounting, engineering, gas control, and capacity planning services. Recovery of the costs associated with such services will continue to be subject to the rate and regulatory authority of the VSCC.

     On November 30, 2000 the VSCC entered an order permitting VNG to obtain gas procurement and asset management services from AGLE. The agreement covers a period of five years commencing December 1, 2000 and includes a provision allowing VNG's customers and AGLE to share in any revenues generated through the management of VNG's gas assets.

     Federal Regulatory Activity

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

On May 19, 2000, the FERC issued order No. 637-A, granting and denying rehearing in part of order No. 637, and making clarifying adjustments to its final rule. Among other things, the FERC clarified that all capacity release transactions of more than one month must be subject to posting and bidding as long as waiver of the maximum rate ceiling is in effect, thereby eliminating the exemption from posting and bidding that previously applied to certain transactions, including rollovers of monthly prearranged capacity release transactions set at the maximum tariff rate. On July 26, 2000, the FERC issued Order No. 637-B, denying rehearing and granting clarification or Order No. 637-A, as well as other aspects of its final rule. Among other things, the FERC denied the requests for hearing of its ruling in Order No. 637-A requiring that all capacity release transactions of more than one month must be subject to posting and bidding as long as waiver of the maximum rate ceiling is in effect. Petitions for review of these orders are pending in federal court. The interstate pipeline suppliers of AGLC, Chattanooga and VNG have made filings at the FERC in order to comply with the new rule and the Company is participating in the various Order No. 637 compliance proceedings at FERC involving these suppliers. AGL Resources cannot predict how these revisions may affect its utility operations.

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

On October 31, 2000, the FERC accepted, subject to refund and the outcome of a technical conference proceeding, and suspended until April 1, 2001, Dominion Transmission, Inc.'s proposal to collect certain additional under-recovered, transportation-related costs through its annual Transportation Cost Rate Adjustment ("TCRA") mechanism. Numerous parties filed protests including AGLC. The FERC expressed concern about the atypical operation of the TCRA mechanism and directed that a technical conference be held to address the issues raised by the filing. A technical conference was held on January 11, 2001 and a post technical conference comment period has been established.

On May 22, 2000, the FERC issued an order authorizing Transco to construct and operate natural gas pipeline facilities in Alabama and Georgia, known as the "SouthCoast Expansions Project," to provide 204,000 dekatherms per day ("dt/d") of firm transportation service to twelve shippers. The order authorized Transco to provide 61,160 dt/d of firm transportation service to AGLC which AGLC used to replace existing firm transportation capacity under contracts with Tennessee Gas Pipeline Company and East Tennessee Natural Gas Company that expired on November 1, 2000. On October 30, 2000, the FERC granted Transco's request to place the SouthCoast Expansion facilities in service on November 1, 2000 and, effective as of this later date, AGLC has been receiving increased service from Transco through the new facilities.

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

For each of the MGP sites, AGLC has estimated, where possible, its share of the likely costs of investigation and cleanup. AGLC currently estimates that its total future cost of investigating and cleaning up its MGP sites is between $111.7 million and $171.8 million. This estimate does not include other potential expenses, such as unasserted property damage or personal injury claims, legal expenses or other costs for which AGLC may be held liable, but with respect to which the amount can not be reasonably forecast. Within that range, AGLC cannot identify any single number as a "better" estimate of its likely future costs, because its actual future investigation and cleanup costs will be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of December 31, 2000, AGLC has recorded the lower end of the range, or $111.7 million, as a liability.

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

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an environmental response cost recovery rider. It allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from the rate payers in future years. During the three-months ended December 31, 2000, AGLC recovered $3.3 million through its environmental response cost recovery rider. The asset increased by $2.6 million due to additional expenses.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during the three-months ended December 31, 2000.

On January 5, 2001, the Environmental Protection Division ("EPD") in Georgia approved AGLC's corrective action plans ("CAPs") for the Athens, Savannah, and Macon MGP sites. Coupled with approvals in 2000 for Brunswick (February), Griffin (June), Waycross (August), Rome and Valdosta (November), AGLC has met its commitment to the GPSC's timeline for these sites. The Augusta CAP, which is the only remaining Georgia CAP to be filed, will be submitted by March 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial instruments and positions held by AGL Resources described below are held for purposes other than trading.

Interest Rate Risk
------------------
AGL Resources' exposure to market risk related to changes in interest rates relates primarily to its borrowing activities. A hypothetical 10% increase or decrease in interest rates related to AGL Resources' variable rate debt ($718.6 million outstanding as of December 31, 2000) would have a $71.9 million effect on results of operations or financial condition over the next 12 months. The fair value of AGL Resources' long-term debt and capital securities also are affected by changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the estimated fair value of AGL Resources' long-term debt or capital securities. Additionally, the fair value of outstanding long-term debt and capital securities has not materially changed since December 31, 2000. During the three-months ended December 31, 2000, AGL Resources repaid $141.2 million of short-term debt through the issuance of commercial paper.


          (The remainder of this page was intentionally left blank.)

                         PART II -- OTHER INFORMATION

"Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and should be read in conjunction therewith.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

    27  Financial Data Schedule.

(b) Reports on Form 8-K.

    On November 17, 2000, AGL Resources Inc. filed a Current Report on Form 8-K dated November 17, 2000, reporting information pursuant to Item 7(a) (Financial Statements of Business Acquired), Item 7(b) (Pro Forma Financial Information), Item 7(c) (Exhibits) and Item 9 (Regulation FD Disclosure) of Form 8-K.

    On December 20, 2000, AGL Resources Inc. filed a Current Report on Form 8-K/A dated December 20, 2000, amending Item 7(a) (Financial Statements of Businesses Acquired), Item 7(b) (Pro Forma Financial Information) and Item 7(c) (Exhibits) of a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2000 in connection with AGL Resources Inc.'s acquisition of VNG. The October 18, 2000 Report on Form 8-K reported information pursuant to Item 2 (Acquisition or Disposition of Assets) and
    Item 7 (Financial Statements and Exhibits) of Form 8-K in connection with the acquisition of VNG.


          (The remainder of this page was intentionally left blank.)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AGL Resources Inc.
                                         ------------------------------
                                                   (Registrant)


Date  February 9, 2001                      /s/ Donald P. Weinstein
                                         -------------------------------
                                                Donald P. Weinstein
                                      Senior Vice President and Chief Financial
                                                       Officer
                                    (Principal Accounting and Financial Officer)