Form 10-Q
period 2001-03-31
AGL RESOURCES INC
filed 2001-05-04
CIK 1004155

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001



Commission        Registrant; State of Incorporation;       I.R.S. Employer
File Number       Address; and Telephone Number          Identification Number
-------------     -----------------------------------    ---------------------
1-14174           AGL RESOURCES INC.                          58-2210952
                  (A Georgia Corporation)
                  817 West Peachtree Street, N.E.
                  Suite 1000
                  Atlanta, Georgia  30308
                  404-584-9470

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No
                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

Common Stock, $5.00 Par Value
Shares Outstanding at March 31, 2001 ..............................   54,394,101

                               AGL RESOURCES INC.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2001


                               Table of Contents

      Item                                                   Page
     Number                                                 Number
     ------                                                 ------

              PART I -- FINANCIAL INFORMATION

       1     Financial Statements (Unaudited)
                Condensed Statements of Consolidated Income                  3
                Condensed Consolidated Balance Sheets                    4 & 5
                Condensed Consolidated Statements of Cash Flows              6
                Notes to Condensed Consolidated Financial Statements         7

       2     Management's Discussion and Analysis of Results of             15
             Operations and Financial Condition

       3     Quantitative and Qualitative Disclosure About Market Risk      30

             PART II -- OTHER INFORMATION

       1     Legal Proceedings                                              31

       2     Changes in Securities and Use of Proceeds                      31

       3     Defaults Upon Senior Securities                                31

       4     Submission of Matters to a Vote of Security Holders            31

       5     Other Information                                              31

       6     Exhibits and Reports on Form 8-K                               31

             SIGNATURE                                                      32

                      AGL RESOURCES INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                            MARCH 31, 2001 AND 2000
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                      Three Months            Six Months
                                                    -----------------       ----------------
                                                       2001      2000          2001     2000
                                                       ----      ----          ----     ----
Operating Revenues                                  $ 350.6   $ 160.1       $ 645.4  $ 342.4
Cost of Sales                                         174.4      30.7         305.1     85.3
                                                    -----------------       ----------------
     Operating Margin                                 176.2     129.4         340.3    257.1

Other Operating Expenses                              111.6      91.9         220.4    186.1
                                                    -----------------       ----------------
     Operating Income                                  64.6      37.5         119.9     71.0

Other Income                                           42.2      12.4          47.4     19.3
                                                    -----------------       ----------------
     Income Before Interest and Income Taxes          106.8      49.9         167.3     90.3

Interest Expense and Preferred Stock Dividends
     Interest expense                                  23.9      12.4          47.1     24.6
     Dividends on preferred stock of subsidiary         1.6       1.6           3.1      3.1
                                                    -----------------       ----------------
       Total Interest Expense and Preferred
       Stock Dividends                                 25.5      14.0          50.2     27.7
                                                    -----------------       ----------------
     Income Before Income Taxes                        81.3      35.9         117.1     62.6

Income Taxes                                           29.0      13.2          42.3     22.8
                                                    -----------------       ----------------
     Net Income                                     $  52.3   $  22.7       $  74.8   $ 39.8
                                                    =================       ================

Earnings per Common Shares
     Basic                                          $  0.96   $  0.41       $  1.38  $  0.71
     Diluted                                        $  0.96   $  0.41       $  1.37  $  0.71

Weighted Average number of Common
     Shares Outstanding
     Basic                                             54.3      55.5          54.2     56.2
     Diluted                                           54.6      55.5          54.5     56.2

Cash Dividends Paid Per Share of
     Common Stock                                   $  0.27   $  0.27       $  0.54  $  0.54

           See notes to condensed consolidated financial statements.

                       AGL RESOURCES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                             March 31,    September 30,
ASSETS                                                                         2001           2000
-------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                               $ 12.2          $ 2.0
      Receivables
          Gas (less allowance for uncollectible accounts of $3.6
              at March 31, 2001 and $3.1 at September 30, 2000)                 84.4           29.9
          Other (less allowance for uncollectible accounts of $8.5
              at March 31, 2001 and $5.2 at September 30, 2000)                  7.8           13.4
      Unbilled revenues                                                         26.0            1.7
      Refundable income taxes                                                      -            8.1
      Inventories
          Natural gas stored underground                                        49.8           27.7
          Liquefied natural gas                                                  4.2            2.1
          Materials and supplies                                                 8.6            6.2
          Other                                                                  1.3            1.2
      Other current assets                                                       6.5            7.4
-------------------------------------------------------------------------------------------------------
          Total current assets                                                 200.8           99.7
-------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant                                                          2,940.3        2,371.5
      Less accumulated depreciation                                            975.9          791.8
-------------------------------------------------------------------------------------------------------
          Utility plant - net                                                1,964.4        1,579.7
-------------------------------------------------------------------------------------------------------
      Non-utility property                                                      91.7           88.2
      Less accumulated depreciation                                             33.1           30.4
-------------------------------------------------------------------------------------------------------
          Non-utility property - net                                            58.6           57.8
-------------------------------------------------------------------------------------------------------
          Total property, plant and equipment - net                          2,023.0        1,637.5
-------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs                                 201.2          164.6
      Investments in joint ventures                                            107.1           78.8
      Goodwill, net of amortization of $1.0                                    149.3              -
      Other                                                                     79.8           39.3
-------------------------------------------------------------------------------------------------------
          Total deferred debits and other assets                               537.4          282.7
-------------------------------------------------------------------------------------------------------
Total Assets                                                               $ 2,761.2      $ 2,019.9
=======================================================================================================

           See notes to condensed consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                    March 31,     September 30,
LIABILITIES AND CAPITALIZATION                                         2001           2000
------------------------------------------------------------------------------------------------
Current Liabilities
      Short-term debt                                               $    366.3     $    141.2
      Accounts payable - trade                                            80.8           34.0
      Other accrued liabilities                                           36.0           20.2
      Interest                                                            23.1           21.5
      Wages and salaries                                                  21.1           15.3
      Deferred customer collections                                       21.0              -
      Current portion of long-term debt                                      -           20.0
      Customer deposits                                                   13.9            1.8
      Other current liabilities                                           70.7           30.8
------------------------------------------------------------------------------------------------
          Total current liabilities                                      632.9          284.8
------------------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes                                        250.7          249.6
------------------------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs                               144.8          111.7
      Accrued postretirement benefits costs                               34.1           31.9
      Accrued pension costs                                               11.6            6.7
------------------------------------------------------------------------------------------------
          Total long-term liabilities                                    190.5          150.3
------------------------------------------------------------------------------------------------
Deferred Credits
      Unamortized investment tax credit                                   22.5           23.2
      Regulatory tax liability                                            18.2           15.5
      Other                                                                8.7           11.3
------------------------------------------------------------------------------------------------
          Total deferred credits                                          49.4           50.0
------------------------------------------------------------------------------------------------
Capitalization
      Long-term debt                                                     890.0          590.0
      Subsidiary obligated mandatorily redeemable
          preferred securities                                            74.3           74.3
      Common stockholders' equity, $5 par value,
          shares issued of 57.8 at March 31, 2001
          and September 30, 2000                                         732.9          687.1
      Less shares held in treasury, at cost
          3.4 at March 31, 2001 and 3.8 at September 30, 2000            (59.5)         (66.2)
------------------------------------------------------------------------------------------------
          Total capitalization                                         1,637.7        1,285.2
------------------------------------------------------------------------------------------------
Total Liabilities and Capitalization                                $  2,761.2     $  2,019.9
================================================================================================

           See notes to condensed consolidated financial statements.

                       AGL RESOURCES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                                 Six Months
                                                                             ------------------
                                                                               2001       2000
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
       Net income                                                            $ 74.8      $ 39.8
       Adjustments to reconcile net income to net cash flow
         from operating activities
            Depreciation and amortization                                      51.1        43.1
            Deferred income taxes                                              19.9        19.1
            Gain on sale of Utilipro                                          (10.9)          -
            Other                                                              (0.7)       (2.6)
-----------------------------------------------------------------------------------------------
                                                                              134.2        99.4
       Changes in certain assets and liabilities
            Receivables                                                       (56.9)        5.8
            Accounts payable                                                   24.9        (3.9)
            Deferred customer collections                                      21.0           -
            Purchased gas adjustments                                          14.2         5.0
            Customer deposits                                                  12.1        (5.4)
            Accrued taxes                                                       6.7       (16.1)
            Inventories                                                         6.4        38.2
            Accrued interest                                                    1.7        (4.6)
            Gas cost credits                                                      -       (35.9)
            Other-net                                                         (56.2)      (10.0)
-----------------------------------------------------------------------------------------------
            Net cash flow provided by operating activities                    108.1        72.5
-----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
       Borrowings of long-term debt                                           300.0           -
       Net payments and borrowings of short-term debt                         225.1        79.5
       Net sale (purchase) of treasury shares                                   5.5       (51.8)
       Payments of long-term debt                                             (20.0)      (20.0)
       Dividends paid on common stock                                         (26.8)      (26.1)
-----------------------------------------------------------------------------------------------
            Net cash flow provided by (used in) financing activities          483.8       (18.4)
-----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
       Acquisition of Virginia Natural Gas, net of cash acquired             (539.7)          -
       Sale of Utilipro, net                                                   17.7           -
       Cash received from (provided to) joint ventures                          4.2        (9.4)
       Utility plant expenditures                                             (65.4)      (68.7)
       Non-utility expenditures                                                (2.2)       (3.0)
       Other                                                                    3.7         0.6
-----------------------------------------------------------------------------------------------
            Net cash used in investing activities                            (581.7)      (80.5)
-----------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and cash equivalents               10.2       (26.4)
            Cash and cash equivalents at beginning of period                    2.0        32.9
-----------------------------------------------------------------------------------------------
            Cash and cash equivalents at end of period                       $ 12.2      $  6.5
===============================================================================================
Cash Paid During the Period for
       Interest                                                              $ 46.4      $ 29.2
       Income taxes                                                          $  7.0      $ 16.6


           See notes to condensed consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Nature of Our Business

AGL Resources Inc. is the registered public utility holding company for:

    . Atlanta Gas Light Company ("AGLC"), a natural gas local distribution utility;
    . Virginia Natural Gas, Inc. ("VNG"), a natural gas local distribution utility;
    . Chattanooga Gas Company ("Chattanooga"), a natural gas local distribution utility;
    . AGL Energy Services, Inc. ("AGLE"), a wholesale energy services company;
    . AGL Services Company ("AGLS"), a service company established in accordance with the Public Utilities Holding Company Act of 1935 ("PUHCA");
    . AGL Capital Corporation, a financing subsidiary; and . Several other non-utility subsidiaries.

AGL Resources Inc. and its subsidiaries are collectively referred to as "AGL Resources."

Effective October 1, 2000, AGL Resources acquired all of the outstanding common stock of VNG, a wholly owned subsidiary of Consolidated Natural Gas Company and an indirect subsidiary of Dominion Resources, Inc. for a purchase price of approximately $540 million.

The acquisition of VNG was accounted for as a purchase for financial accounting purposes and as a result VNG's operations were consolidated with AGL Resources beginning October 1, 2000. The excess purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which will be amortized over 40 years. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at March 31, 2001, and is subject to change.

With the addition of VNG's customer base of approximately 241,000, AGL Resources is now the second largest natural gas-only distributor in the United States, serving more than 1.8 million customers. VNG is headquartered in Norfolk, Virginia, and serves customers in the Hampton Roads region of southeastern Virginia.

Effective March 2, 2001, AGL Resources sold substantially all of the assets of Utilipro, Inc. ("Utilipro") to Alliance Data Systems Corporation for $17.7 million, resulting in a pre-tax gain of $10.9 million. AGL Resources recorded the gain related to the sale of Utilipro as Other Income.

In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments necessary for a fair statement of the results of the interim periods reflected. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the financial statements and the notes included in the annual report on Form 10-K of AGL Resources for the fiscal year ended September 30, 2000. As a result of the seasonal nature of a portion of AGL Resources' businesses, the results of operations for the three month period are not necessarily indicative of results of operations for a twelve month period.

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

Rate Structure

As required by the Georgia Public Service Commission ("GPSC"), in July 1998 AGLC began billing marketers for each residential customer's distribution costs in equal monthly installments. As required by the GPSC, effective February 1, 2001, AGLC implemented a seasonal rate design for the calculation of each residential customer's annual Straight Fixed Variable ("SFV") capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Generally, this change should result in residential customers being billed by the certificated marketers for a higher capacity charge in the winter months and a lower charge in the summer months. This requirement has an operating cashflow impact, but does not change AGLC's revenue recognition. As a result, AGLC continues to recognize its residential SFV capacity revenues for financial reporting purposes in equal monthly installments. Any difference between the billings under the new seasonal rate design and the SFV revenue recognized is deferred and will be reconciled on an annual basis. As of March 31, 2001, AGLC had deferred customer collections of approximately $21.0 million (included as a current asset or current liability in the Condensed Consolidated Balance Sheets and excluded from the Condensed Statements of Consolidated Income) related to the difference between the billings under the new seasonal rate design and the SFV revenue recognized.

VNG and Chattanooga continue to employ a rate structure that includes a volumetric rate design that allows recovery of costs through gas usage.

Additional significant accounting policies effective October 1, 2000 as a result of the acquisition of VNG include:

Regulation of the Utility Business

The Virginia State Corporation Commission ("VSCC") regulates VNG with respect to the rates, maintenance of accounting records and various other matters. Consistent with AGLC and Chattanooga, generally the same accounting policies and practices utilized by non-regulated companies are utilized by VNG for financial reporting under accounting principles generally accepted in the United States of America. However, sometimes the VSCC orders an accounting treatment different from that used by non-regulated companies to determine rates charged to the VNG's customers. Additionally, at the consummation of the VNG acquisition, AGL Resources registered with the Securities and Exchange Commission as a holding company under the Public Utility Holding Company Act of 1935, as amended.

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

Cost of Sales

VNG charges its customers for the natural gas they consume using purchased gas adjustment ("PGA") mechanisms set by the VSCC. Under the PGA, VNG defers (included as a current asset or current liability in the Condensed Consolidated Balance Sheets and excluded from the Condensed Statements of Consolidated Income) the difference between the utility's actual cost of gas and what it collected from customers in a given period. Then, VNG either bills or refunds to its customers the deferred amount.

Depreciation Expense

Depreciation for VNG is computed by applying composite, straight-line rates approved by the VSCC to the investment of depreciable property. The composite straight-line depreciation rate was approximately 2.9% for utility property excluding transportation equipment as of March 31, 2001.

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

Inventory

VNG's gas inventories are stated at the weighted average costing method. Materials and supplies inventories are stated at lower of average cost or market.

Chattanooga changed its costing method for its gas inventories from last-in, first-out to weighted average cost effective October 1, 2000. In management's opinion, the weighted average inventory costing method provides for a better matching of costs and revenue from the sale of gas and is more consistent with AGLC and VNG. Because Chattanooga recovers all of its gas costs through a PGA mechanism, there was not a cumulative effect resulting from the change in the inventory costing method.

3. Earnings Per Common Share and Common Stockholders' Equity

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur when common share equivalents are added to common shares outstanding. Diluted earnings per common share are calculated quarterly and the number of incremental shares to be included at year-end is the weighted average of each quarterly calculation. AGL Resources' common share equivalents are derived from performance units whose future issuance is contingent upon the satisfaction of certain performance criteria and stock options whose exercise prices were less than the average market price of the common shares for the respective periods. Performance units totaling 10,488 and 27,046 qualified as common stock equivalents as of March 31, 2001 and 2000, respectively. Included in the weighted average number of common shares outstanding are 336,224 and 20,528 incremental shares that qualified as common stock equivalents for the three month periods ended March 31, 2001 and 2000, respectively, because the exercise prices of those options were less than the average market price of the common shares for the respective periods.

During the three month periods ended March 31, 2001 and 2000, AGL Resources issued 186,045 shares and 149,449 shares of common stock out of treasury, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan ("RSP Plan"); the Long-Term Stock Incentive Plan ("LTSIP"), the Long-Term Incentive Plan ("LTIP"); and the Non-Employee Directors Equity Compensation Plan ("Directors Plan"). During the six month periods ended March 2001 and 2000, AGL Resources issued 381,809 shares and 307,925 shares of common stock out of treasury, respectively, under ResourcesDirect; the RSP Plan; the LTSIP, the LTIP; and the Directors Plan.

4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AGL Resources adopted SFAS 133 on October 1, 2000. For the three month and six month periods ended March 31, 2001 AGL Resources' recorded losses of approximately $.8 million and $1.2 million, respectively, related to the effect from the application of SFAS 133.





          (The remainder of this page was intentionally left blank.)

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

AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division ("EPD") supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

By March 31, 2001, AGLC had obtained approval from EPD of Corrective Action Plans for the nine Georgia MGP sites. In addition, the Company recently entered into a Consent Order for cleanup of the MGP site in St. Augustine, Florida, and received a Record of Decision for one portion of the MGP site in Sanford, Florida. As these cleanup options and plans continue to develop, AGLC will be able to prepare better estimates of the range of costs associated with each site. As actual cleanup contracts are entered into, the Company should be able to provide a more specific estimate of the likely costs of its MGP program. Although the range of costs for each site has been refined as a result of greater certainty in the cleanup alternatives, at this time there still remains considerable variability in available cost estimates. In addition, the nature of the predicted cleanups has caused an increase of $33.1 million in the lower end of the range of possible future costs for the MGP program. By estimating, where possible, AGLC's share of investigation and cleanup costs at these sites, AGLC estimates that the remaining cost of future actions at its MGP sites will be within a range of $144.8 to $186.6 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs, because its actual future investigation and cleanup costs may still be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of March 31, 2001, AGLC has recorded the lower end of the range, or $144.8 million, as a liability and a corresponding regulatory asset.

AGLC has two ways of recovering investigation and cleanup costs. First, the Georgia Public Service Commission ("GPSC") has approved an environmental response cost recovery rider. This rider allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from the rate payers in future years. During the three month and six month periods ended March 31, 2001, AGLC recovered $3.4 million and $6.7 million, respectively, through its environmental response cost recovery rider. The regulatory asset and corresponding liability, each increased by $33.1 million due to the increase in estimated costs.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during the three month and six month periods ended March 31, 2001.




          (The remainder of this page was intentionally left blank.)

6. Segment Information

AGL Resources is organized into two operating segments: Utility and Non-utility. Management evaluates segment performance based on net income, which includes the effects of corporate expense allocations. There were no material inter-segment sales during the three month and six month periods ended March 31, 2001 or 2000.


Three Months Ended                       March 31, 2001                             March 31, 2000
------------------             ------------------------------------        ------------------------------------

(Millions of Dollars)            Utility     Non-utility    Total            Utility     Non-utility    Total
                               -----------   -----------  ---------        -----------   -----------  ---------
Operating Revenues                  $346.6         $ 4.0     $350.6             $145.8         $14.3     $160.1
Depreciation and
    Amortization                      21.7           2.7       24.4               18.6           2.9       21.5
Interest Expense                      10.0          13.9       23.9               11.0           1.4       12.4
Interest Income                        0.1           0.1        0.2                0.1             -        0.1
Equity in the Net Income of
    Joint Ventures                       -          31.1       31.1                  -          10.4       10.4
Income Tax Expense                    22.7           6.3       29.0                9.3           3.9       13.2
Net Income                            39.7          12.6       52.3               16.3           6.4       22.7
Capital Expenditures                  31.7           1.3       33.0               35.0           1.4       36.4

Six Months Ended                         March 31, 2001                             March 31, 2000
----------------               ------------------------------------        ------------------------------------

(Millions of Dollars)            Utility     Non-utility    Total            Utility     Non-utility    Total
                               -----------   -----------  ---------        -----------   -----------  ---------

Operating Revenues                  $637.3         $ 8.1     $645.4             $317.1         $25.3     $342.4
Depreciation and
    Amortization                      45.2           5.3       50.5               35.9           6.3       42.2
Interest Expense                      21.2          25.9       47.1               22.9           1.7       24.6
Interest Income                        0.3           0.1        0.4                0.2           0.2        0.4
Equity in the Net Income of
   Joint Ventures                        -          35.8       35.8                  -          15.2       15.2
Income Tax Expense                    41.9           0.4       42.3               19.3           3.5       22.8
Net Income                            71.5           3.3       74.8               33.9           5.9       39.8
Capital Expenditures                  65.4           2.2       67.6               68.7           3.0       71.7

Balance as of                            March 31, 2001                             March 31, 2000
-------------                  ------------------------------------        ------------------------------------

(Millions of Dollars)            Utility     Non-utility    Total            Utility     Non-utility    Total
                               -----------   -----------  ---------        -----------   -----------  ---------
Identifiable Assets               $2,542.9        $ 78.1   $2,621.0           $1,866.3         $74.8   $1,941.1
Investments in Joint Ventures            -         107.1      107.1                0.4          78.4       78.8

7. Debt

In connection with the acquisition of VNG, AGL Resources established a $900 million commercial paper program through AGL Capital Corporation; a 100% owned financing subsidiary. AGL Resources' commercial paper consists of short-term unsecured promissory notes with maturities ranging from overnight to 270 days. AGL Resources' commercial paper program is fully supported by bank back-up credit lines. On October 6, 2000, AGL Resources issued $660 million in commercial paper, the proceeds of which were used to finance the VNG acquisition and to refinance existing short-term debt. As of March 31, 2001, $533.7 million remained available for borrowing under the commercial paper program. The weighted average interest rate on short-term debt outstanding was 6.3% and 6.5% for the three month and six month periods ended March 31, 2001, respectively.

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

On February 23, 2001, AGL Capital Corporation, as Issuer, AGL Resources Inc., as Guarantor, and the Bank of New York, as Trustee, issued $300 million of senior notes ("Senior Notes") under an indenture dated February 20, 2001. The Senior Notes bear interest at an annual rate of 7.125%. Interest is payable on January 14 and July 14, beginning July 14, 2001 with interest accruing from March 1, 2001. The Senior Notes mature on January 14, 2011. AGL Resources fully and unconditionally guarantees the Senior Notes. The proceeds from the issuance were used to refinance a portion of the existing short-term debt under the commercial paper program. Management expects to obtain additional long-term financing in fiscal 2001 to further replace portions of the outstanding commercial paper.

8. Pro Forma Data

The following unaudited pro forma financial data has been prepared as if the acquisition of VNG took place on October 1, 1999, the beginning of AGL Resources' fiscal year. This pro forma financial data is presented for informational purposes and is not necessarily indicative of future operations (in millions, except per share data).

                                     Three Months Ended       Six Months Ended
                                        March 31, 2000          March 31, 2000
                                        --------------          --------------

Revenue                                      $ 254.3                $ 498.8
Net Income                                   $  29.6                $  44.5
Earnings per Common Share - Basic            $  0.53                $  0.79
Earnings per Common Share - Diluted          $  0.53                $  0.79



9. Supplemental Cash Flow Information

The following is the sources and uses of cash associated with the acquisition of VNG (in millions):

Sources of Funds received for the acquisition:
Issuance of commercial paper                           $539.7
                                                       ======

Uses of Funds for the acquisition:
The acquisition, net of cash acquired                  $532.2
Transaction fees and expenses                             7.5
                                                       ------
   Total                                               $539.7
                                                       ======


           (The remainder of this page was intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 allows public companies to provide cautionary remarks about forward-looking statements that they make in documents that are filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements in our Management's Discussion and Analysis include, but are not limited to, statements about the following:

     .    Deregulation;
     .    State and Federal regulation;
     .    Business prospects;
     .    Industry trends;
     .    Concentration of credit risk;
     .    Environmental investigations and cleanups;
     .    Quantitative and qualitative disclosures about market risk;
     .    Virginia Natural Gas acquisition;
     .    Propane operations; and
     . Changes required by the Public Utility Holding Company Act of 1935 ("PUHCA").

Important factors that could cause our actual results to differ substantially from those in the forward-looking statements include, but are not limited to, the following:

     . Industrial, commercial, and residential growth in the service territories of AGL Resources and its subsidiaries;
     .    Changes in price and demand for natural gas and related products;
     . Impact of changes in state and federal legislation and regulation on both the gas and electric industries;
     . Effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, unknown risks related to nonregulated businesses, and unknown issues such as the stability of certificated marketers;
     .    Concentration of credit risk in certificated marketers;
     .    Industry consolidation;
     .    Impact of acquisitions and divestitures;
     . Changes in accounting policies and practices issued periodically by accounting standard-setting bodies;
     . Interest rate fluctuations, financial market conditions, and economic conditions, generally;
     . Uncertainties about environmental issues and the related impact of such issues;
     . Impact of changes in weather upon the temperature sensitive portions of the business; and
     .    Other factors and the related impact of such factors.

Nature of Our Business

AGL Resources Inc. is the registered public utility holding company for:

     . Atlanta Gas Light Company ("AGLC"), a natural gas local distribution utility;
     . Virginia Natural Gas, Inc. ("VNG"), a natural gas local distribution utility;
     . Chattanooga Gas Company ("Chattanooga"), a natural gas local distribution utility;
     .    AGL Energy Services, Inc. ("AGLE"), a wholesale energy services company;
     . AGL Services Company ("AGLS"), a service company established in accordance with PUHCA;
     .    AGL Capital Corporation, a financing subsidiary; and
     .    Several other non-utility subsidiaries.

AGL Resources and its subsidiaries are collectively referred to as "AGL Resources."

AGLC conducts its primary business, the distribution of natural gas, in Georgia including Atlanta, Athens, Augusta, Brunswick, Macon, Rome, Savannah, and Valdosta. Chattanooga distributes natural gas in the Chattanooga and Cleveland areas of Tennessee. VNG distributes natural gas in the Hampton Roads region of Virginia. The Georgia Public Service Commission ("GPSC") regulates AGLC; the Tennessee Regulatory Authority ("TRA") regulates Chattanooga and the Virginia State Corporation Commission ("VSCC") regulates VNG. AGLE provides wholesale energy services for AGL Resources' regulated and unregulated operations, as well as for unaffiliated retail gas marketers.

As of March 31, 2001, AGLC, VNG, and Chattanooga comprised substantially all of AGL Resources' assets, revenues, and operating income. The operations and activities of AGLC, VNG, Chattanooga, and AGLE, collectively, are referred to as the "utility." The utility's total other operating expenses include costs allocated from AGLS.

As of March 31, 2001, AGL Resources owned or had an interest in the following non-utility businesses:

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

     . AGL Investments, Inc., which directly or indirectly owns or manages certain non-utility businesses including:

          . AGL Propane Services, Inc. ("Propane") has a 22.36% ownership interest in US Propane LLC ("US Propane"). US Propane owns 34% of Heritage Propane Partners ("Heritage Propane") which engages in the sale of propane and related products and services in 28 states; and

          . AGL Networks, LLC ("AGL Networks"), which will install, and lease to third-party operators, conduit and fiber optic cable. AGL Networks was formed on August 15, 2000 for the purpose of partnering with other telecommunications companies to serve Atlanta's rapidly growing demand for high-speed network capacity. On April 17, 2001, the GPSC voted unanimously to grant AGL Networks' Competitive Local Exchange Carrier License, which grants AGL Networks the rights to construct the last mile connectivity and provide dark fiber network services in the State of Georgia.

     . AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company, LLC ("Etowah"), a joint venture with Southern Natural Gas Company. Etowah was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility; and

     . AGL Capital Corporation, which was established to finance the acquisition of VNG, refinance existing short-term debt and provide working capital to AGL Resources and its subsidiaries through a commercial paper program, issuance of Senior Notes and other financing mechanisms.

Effective March 2, 2001, AGL Resources sold substantially all of the assets of Utilipro, Inc. ("Utilipro") to Alliance Data Systems Corporation for $17.7 million, resulting in a pre-tax gain of $10.9 million. AGL Resources recorded the gain related to the sale of Utilipro as Other Income.

Results of Operations

Three month Periods Ended March 31, 2001 and 2000
-------------------------------------------------
In this section, the results of operations for the three month periods ended March 31, 2001 and 2000 are compared.


Operating Margin Analysis
-------------------------
(Dollars in Millions)

                                     Three Months Ended
                             ---------------------------------
                             March 31, 2001     March 31, 2000     Favorable/(Unfavorable)
                             --------------     --------------     -----------------------
Operating Revenues

     Utility                         $346.6             $145.8        $200.8       137.7 %
     Non-utility                        4.0               14.3         (10.3)      (72.0)%
                             ---------------   ----------------    ----------
     Total                           $350.6             $160.1        $190.5       119.0 %
                             ===============   ================    ==========
Cost of Sales

     Utility                         $174.2              $25.0       $(149.2)     (596.8)%
     Non-utility                        0.2                5.7           5.5        96.5 %
                             ---------------   ----------------    ----------
     Total                           $174.4              $30.7       $(143.7)     (468.1)%
                             ===============   ================    ==========
Operating Margin

     Utility                         $172.4             $120.8         $51.6        42.7 %
     Non-utility                        3.8                8.6          (4.8)      (55.8)%
                             ---------------   ----------------    ----------
     Total                           $176.2             $129.4         $46.8        36.2 %
                             ===============   ================    ==========

Utility. Utility operating revenues increased $200.8 million and cost of sales increased $149.2 million primarily due to the following factors:

        . Total average customers for the three month period ended March 31, 2001 as compared to the same period last year increased from 1,531,000 customers to 1,807,000. The increase is attributable to the addition of approximately 241,000 customers as a result of the VNG acquisition and customer growth in Georgia and Tennessee of approximately 34,000 customers;

        . Operating revenue of $139.9 million contributed by VNG and cost of sales of $96.8 million incurred by VNG as a result of closing the VNG acquisition ahead of schedule effective October 1, 2000 in order to take advantage of the winter-heating season. There were 1,929 degree days incurred by VNG during the three month period ended March 31, 2001 as compared to the 30-year normal degree days for the three month period ended March 31, 2001 of 1,876;

        . Chattanooga's operating revenues increased $17.4 million and cost of sales increased $17.9 million as a result of 1,818 degree days as compared to 1,462 degree days during the same period last year and higher natural gas commodity costs during the three month period ended March 31, 2001;

        . AGLE's operating revenues increased $33.2 million and cost of sales increased $25.6 million as a result of wholesale energy services sales activity during the three month period ended March 31, 2001; and

        . AGLC's operating revenues increased $10.4 million and cost of sales increased $8.7 million as a result of an increase in marketer demand above expectation due to increased customer demand and increased customer growth during the three month period ended March 31, 2001 as compared to the same period last year.

The utility operating margin increased to $172.4 million for the three months ended March 31, 2001 from $120.8 million for the same period last year. The increase of $51.6 million was a result of the addition of VNG, wholesale energy services sales activity, colder weather and customer growth, as noted above.

Non-utility. Non-utility operating revenues decreased to $4.0 million for the three months ended March 31, 2001 from $14.3 million for the same period last year. Non-utility cost of sales decreased to $.2 million for the three months ended March 31, 2001 from $5.7 million for the same period last year. The decrease of $10.3 million in operating revenues and $5.5 in cost of sales was primarily due to the change in reporting for AGL Propane as a result of the transaction with Heritage Partners in August, 2000. As a joint venture, Propane is accounted for under the equity method and its financial results are now reported in other income rather than operating revenues and cost of sales. Non-utility operating margin decreased to $3.8 million for the three months ended March 31, 2001 from $8.6 million for the same period last year. The decrease of $4.8 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
---------------------------------------
(Dollars in Millions)

                                            Six Months Ended
                                   ----------------------------------
                                   March 31, 2001      March 31, 2000      Favorable/(Unfavorable)
                                   ---------------     --------------      -----------------------
Total Other Operating Expenses
     Utility                                $100.1             $85.2          $(14.9)       (17.5)%
     Non-utility                              11.5               6.7            (4.8)       (71.6)%
                                   ---------------    --------------       ---------
     Total                                  $111.6             $91.9          $(19.7)       (21.4)%
                                   ===============    ==============       =========

Total Other Operating Expenses
------------------------------
Total other operating expenses increased to $111.6 million for the three months ended March 31, 2001 from $91.9 million for the same period last year, an increase of 21.4%.

Utility. Utility total other operating expenses increased $14.9 million as compared with the same period last year primarily due to expenses related to VNG not incurred in the three months ended March 31, 2000. The increase in expenses from VNG were offset by lower labor costs, continued implementation of cost controls, continued work management process improvements, and other savings as a result of AGL Resources' operational excellence initiatives. The variances were primarily reflected in the following areas:

     . An increase of $9.9 million in operating and maintenance expenses related to VNG;
     . An increase of $3.4 million in depreciation and amortization expense related to VNG;
     .  An increase of $1.2 million in taxes other than income related to VNG;
     . An increase of $1.3 million in operating and maintenance expense related to increased activity in AGLE's wholesale energy business;
     . These increases were offset by a decrease of $4.1 million in payroll and benefit related expenses as a result of reduced staffing levels at AGLC.

Non-utility. Non-utility total other operating expenses decreased $4.8 million as compared with the same period last year primarily due the following:

     . A decrease of $3.0 million in total other operating expenses related to the Propane joint venture which is now accounted for under the equity method of accounting as compared to the consolidation method of accounting;
     . A decrease of $2.1 million in operating expenses related to Utilipro's payroll and outside service expenses as a result reduced staffing levels related to the Utilipro sale transaction;
     . These decreases were offset by a $1.1 million increase in unaffiliated marketer related reserves.

Other Income
------------
Other income totaled $42.2 million for the three months ended March 31, 2001, compared with other income of $12.4 million for the same period last year. The increase in other income of $29.8 million is primarily due to the following:

     . An increase of $15.7 million related to SouthStar primarily as a result of weather in the Georgia service area being approximately 18% colder and an increase in the number of customers served than the same period last year;
     . An increase of $10.9 million as a result of the gain on sale related to the Utilipro sales transaction; and
     . An increase of $.8 million related to the Propane joint venture that is now accounted for under the equity method of accounting as compared to the consolidation method of accounting.

Interest Expense
----------------
Interest expense increased to $23.9 million for the three months ended March 31, 2001 from $12.4 million for the same period last year. The increase of $11.5 million was primarily a result of increased amounts of debt outstanding during the period related to the issuance of the Senior Notes and the commercial paper program that was used primarily to finance the acquisition of VNG.

Income Taxes
------------
Income tax expense increased to $29.0 million for the three months ended March 31, 2001 from $13.2 million for the same period last year. The increase in income taxes of $15.8 million was due primarily to an increase in income before income taxes of $45.4 million compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pretax income) for the three months ended March 31, 2001 was 35.7% as compared to 36.8% for the same period last year.

Net Income
----------
For the three month period ended March 31, 2001, net income was $52.3 million or $.96 per basic and diluted share. For the three month period ended March 31, 2000, net income was $22.7 million or $.41 per basic and diluted share. The increase in net income of $29.6 million is a result of the accelerated integration of VNG, continued customer growth, improved performance by the wholesale energy services business, colder weather, lower labor costs, continued implementation of cost controls, continued work management process improvements and other savings as a result of AGL Resources' operational excellence initiatives.

Core Earnings
-------------
For the three month period ended March 31, 2001, core earnings (net income excluding one-time items), excluding the gain on sale related to the Utilipro transaction, were $45.2 million or $.83 per basic and diluted share. For the three month period ended March 31, 2000, core earnings were $22.7 million or $.41 per basic and diluted share. During the three month period ended March 31, 2000 there were no one-time items recorded. The increase in core earnings of $22.5 million is a result of the accelerated integration of VNG, continued customer growth, improved performance by the wholesale energy services business, colder weather, lower labor costs, continued implementation of cost controls, continued work management process improvements and other savings as a result of AGL Resources' operational excellence initiatives.

Six month Periods Ended March 31, 2001 and 2000
-----------------------------------------------
In this section, the results of operations for the six month periods ended March 31, 2001 and 2000 are compared.

Operating Margin Analysis
-------------------------
(Dollars in Millions)

                                            Six Months Ended
                                   ----------------------------------
                                   March 31, 2001      March 31, 2000      Favorable/(Unfavorable)
                                   ---------------     --------------      -----------------------
Operating Revenues
     Utility                                $637.3            $317.1          $320.2        101.0 %
     Non-utility                               8.1              25.3           (17.2)       (68.0)%
                                   ---------------    --------------       ---------
     Total                                  $645.4            $342.4          $303.0         88.5 %
                                   ===============    ==============       =========
Cost of Sales
     Utility                                $305.0             $76.8         $(228.2)      (297.1)%
     Non-utility                               0.1               8.5             8.4         98.8 %
                                   ---------------    --------------       ---------
     Total                                  $305.1             $85.3         $(219.8)      (257.7)%
                                   ===============    ==============       =========
Operating Margin
     Utility                                $332.3            $240.3          $ 92.0         38.3 %
     Non-utility                               8.0              16.8            (8.8)       (52.4)%
                                   ---------------    --------------       ---------
     Total                                  $340.3            $257.1          $ 83.2         32.4 %
                                   ===============    ==============       =========


Utility. Utility operating revenues increased $320.2 million and cost of sales increased $228.2 million primarily due to the following factors:

     . Total average customers for the six month period ended March 31, 2001 as compared to the same period last year increased from 1,514,000 customers to 1,791,000. The increase is attributable to the addition of approximately 239,000 customers as a result of the VNG acquisition and customer growth in Georgia and Tennessee of approximately 38,000 customers;
     . Operating revenue of $256.9 million contributed by VNG and cost of sales of $174.8 million incurred by VNG as a result of closing the VNG acquisition ahead of schedule effective October 1, 2000 in order to take advantage of the winter-heating season. There were 3,360 degree days actually incurred by VNG during the six month period ended March 31, 2001 as compared to the 30-year normal degree days for the six month period ended March 31, 2001 of 3,007;
     . Chattanooga's operating revenues increased $34.5 million and cost of sales increased $34.4 million as a result of 3,272 degree days as compared to 2,465 degree days during the same period last year and higher natural gas commodity costs during the six month period ended March 31, 2001; and
     . AGLC's operating revenues increased $28.2 million and cost of sales increased $25.9 million as a result of an increase in marketer demand above expectation due to increased customer demand and increased customer growth during the six month period ended March 31, 2001 as compared to same period last year.

The utility operating margin increased to $332.3 million for the six months ended March 31, 2001 from $240.3 million for the same period last year. The increase of $92.0 million was a result of the addition of VNG, colder weather and customer growth, as noted above.

Non-utility. Non-utility operating revenues decreased to $8.1 million for the six months ended March 31, 2001 from $25.3 million for the same period last year. Non-utility cost of sales decreased to $0.1 million for the six months ended March 31, 2001 from $8.5 million for the same period last year. The decrease of $17.2 million in operating revenues and $8.4 in cost of sales was primarily due to the change in reporting for AGL Propane as a result of the propane transaction with Heritage Partners in August, 2000. As a joint venture, Propane is accounted for under the equity method and its financial results are now reported in other income rather than operating revenues and cost of sales. Non-utility operating margin decreased to $8.0 million for the six months ended March 31, 2001 from $16.8 million for the same period last year. The decrease of $8.8 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
---------------------------------------
(Dollars in Millions)

                                                  Six Months Ended
                                        -----------------------------------
                                         March 31, 2001      March 31, 2000      Favorable/(Unfavorable)
                                        ----------------    ---------------      -----------------------
Total Other Operating Expenses
     Utility                                      $198.2             $167.0         ($31.2)        (18.7%)
     Non-utility                                    22.2               19.1           (3.1)        (16.2%)
                                         ---------------    ---------------      ---------
     Total                                        $220.4             $186.1         ($34.3)        (18.4%)
                                         ===============    ===============      =========


Total Other Operating Expenses
------------------------------
Total other operating expenses increased to $220.4 million for the six months ended March 31, 2001 from $186.1 million for the same period last year, an increase of 18.4%.

Utility. Utility total other operating expenses increased $31.2 million as compared with the same period last year primarily due to expenses related to VNG not incurred in the six months ended March 31, 2000. The increase in expenses from VNG were offset by lower labor costs, continued implementation of cost controls, continued work management process improvements, and other savings as a result of AGL Resources' operational excellence initiatives. The variances were primarily reflected in the following areas:

     . An increase of $19.7 million in operating and maintenance expenses related to VNG;
     . An increase of $9.0 million in depreciation and amortization expense related to VNG;
     .  An increase of $5.6 million in taxes other than income related to VNG;
     . These increases were offset by a decrease of $7.3 million in payroll and benefit related expenses as a result of reduced staffing levels at AGLC.

Non-utility. Non-utility total other operating expenses decreased $3.1 million as compared with the same period last year primarily due the following:

     . A decrease of $5.6 million in total other operating expenses related to the Propane joint venture which is now accounted for under the equity method of accounting as compared to the consolidation method of accounting;
     . A decrease of $3.2 million in operating expenses related to Utilipro's payroll and outside service expenses as a result reduced staffing levels related to the Utilipro sale transaction;
     . These decreases were offset by a $2.9 million increase in unaffiliated marketer related reserves.

Other Income
------------
Other income totaled $47.4 million for the six months ended March 31, 2001, compared with other income of $19.3 million for the same period last year. The increase in other income of $28.1 million is primarily due to the following:

     . An increase of $16.0 million related to SouthStar primarily as a result of weather in the Georgia service area being approximately 32% colder and an increase in the number of customers served than the same period last year;
     . An increase of $10.9 million as a result of the gain on sale related to the Utilipro sales transaction;
     . An increase of $3.0 million related to the Propane joint venture that is now accounted for under the equity method of accounting as compared to the consolidation method of accounting;
     . These increases were offset by a decrease of $2.0 million as a result of increased management reserves related to SouthStar account receivables.

Interest Expense
----------------
Interest expense increased to $47.1 million for the six months ended March 31, 2001 from $24.6 million for the same period last year. The increase of $22.5 million was primarily a result of increased amounts of debt outstanding during the period related to the issuance of the Senior Notes and the commercial paper program that was used primarily to finance the acquisition of VNG.

Income Taxes
------------
Income tax expense increased to $42.3 million for the six months ended March 31, 2001 from $22.8 million for the same period last year. The increase in income taxes of $19.5 million was due primarily to an increase in income before income taxes of $54.5 million compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pre-tax income) for the six months ended March 31, 2001 was 36.1% as compared to 36.4% for the same period last year.

Net Income
----------
For the six month period ended March 31, 2001, net income was $74.8 million or $1.38 per basic share and $1.37 per diluted share. For the six month period ended March 31, 2000, net income was $39.8 million or $.71 per basic and diluted share. The increase in net income of $35.0 million is a result of the accelerated integration of VNG, continued customer growth, improved performance by the wholesale energy services business, colder weather, lower labor costs, continued implementation of cost controls, continued work management process improvements and other savings as a result of AGL Resources' operational excellence initiatives.

Core Earnings
-------------
For the six month period ended March 31, 2001, core earnings (net income excluding one-time items), excluding the gain on sale related to the Utilipro transaction, were $67.7 million or $1.25 per basic share and $1.24 per diluted share. For the six month period ended March 31, 2000, core earnings were $39.8 million or $.71 per basic and diluted share. During the six month period ended March 31, 2000 there were no one-time items recorded. The increase in core earnings of $27.9 million is a result of the accelerated integration of VNG, continued customer growth, improved performance by the wholesale energy services business, colder weather, lower labor costs, continued implementation of cost controls, continued work management process improvements and other savings as a result of AGL Resources' operational excellence initiatives.

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

Short-term debt decreased $352.3 million to $366.3 million as of March 31, 2001 from $718.6 million as of December 31, 2000.

On February 23, 2001, AGL Resources issued $300 million of Senior Notes through AGL Capital Corporation. These senior notes mature in January 2011, have an interest rate of 7.125% and are fully and unconditionally guaranteed by AGL Resources. The proceeds from the issuance were used to refinance a portion of the existing short-term debt under the commercial paper program. As of March 31, 2001, $533.7 million remained available for borrowing under the commercial paper program.

The weighted average interest rate on short-term debt outstanding was 6.3% and 6.5% for the three month and six month periods ended March 31, 2001, respectively. Management expects to obtain additional long-term financing in fiscal 2001 to replace a portion of the remaining outstanding commercial paper.

Operating cash flow increased to $108.1 million for the six months ended March 31, 2001 as compared to $72.5 million for the same period last year. The increase of $35.6 million was primarily due to increases in other current liabilities of $49.5 million, decreases in gas cost credits of $35.9 million, increases in accounts payable of $28.8 million, increases in customer deposits of $17.5 million, and increases in Purchased Gas Adjustments of $9.2 million. This increase was offset by increases in accounts receivable of $62.7 million, and increases of $46.2 million in other-net.

Management believes available credit will be sufficient to meet working capital needs both on a short- and long-term basis. However, capital needs depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Industry Trend
--------------
Historically, there has been lower gas consumption during the spring and summer months, and suppliers were able to increase natural gas storage reserves for consumption during the next winter. Consumers' natural gas demand for home heating systems and gas appliances continues to increase. In addition, power companies are now using more natural gas to run turbines to produce electricity. As a result, consumer demand for natural gas has grown sharply across the nation.

This increase in demand and consumption patterns has occurred at a faster rate than has supply. Accordingly, this dynamic forces suppliers to buy natural gas on the open market during winter months, resulting in an expected increase in natural gas prices over the near term.

Concentration of Credit Risk
----------------------------

AGLC has concentration of credit risk related to the provision of services to certificated marketers. At September 30, 1998 (prior to deregulation), AGLC billed approximately 1.4 million end-use customers in Georgia for its services. In contrast, at March 31, 2001, AGLC billed 9 certificated and active marketers in Georgia for services, which, in turn, billed end-use customers.

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

For the three month and six month period ended March 31, 2001, the three largest certificated marketers based on customer count, one of which was SouthStar, accounted for approximately 35% and 36% of AGL Resources' operating revenues, respectively. From October 1, 2000 through March 31, 2001, only gas receivables attributable to Chattanooga and Virginia were due from end-use customers.

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

On October 26, 1999, Peachtree Natural Gas, LLC ("Peachtree"), the then fifth largest certificated marketer in Georgia based on customer count, filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of Peachtree's bankruptcy filing, Peachtree owed AGLC approximately $14 million for pre-petition delivery service and other services and charges. This amount represented approximately 16% of AGL Resources' total gas receivables at March 31, 2001. AGLC holds $11 million of surety bonds as security for Peachtree's obligations. The amount owed to AGLC does not include amounts owed by Peachtree to interstate pipelines for assigned capacity. Based upon proofs of claim filed by interstate pipelines in Peachtree's bankruptcy proceeding, as of the date of Peachtree's filing, Peachtree owed interstate pipelines approximately $2.5 million for assigned capacity. In December 1999, Shell Energy Services Company, L.L.C. began serving the firm customers formerly served by Peachtree. AGLC has been paid in full for all post-petition delivery and other services provided by AGLC to Peachtree. Peachtree has filed a declaratory judgment action against AGLC to determine who has right, title and interest in and to approximately $6.2 million, constituting the proceeds of the sale of certain natural gas inventory. In management's opinion, this marketer bankruptcy will not have a material adverse effect on AGL Resources' financial condition or results of operations.

Capital Expenditures
--------------------

Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $67.6 million (net of retirements of $1.1 million) for the six month period ended March 31, 2001 as compared to $71.7 million (net of retirements of $7.8 million) for the six month period ended March 31, 2000. The decrease of $4.1 million is primarily attributable to a $15.8 million decrease in utility capital expenditures as compared to the same period last year as a result of accelerating AGLC's mandatory pipeline replacement program in fiscal 2000 and a $2.9 million decrease in non-utility related capital expenditures. These decreases were partially offset by utility capital expenditures incurred by VNG of $7.9 million and a decrease in retirements of $6.7 million. Excluding VNG and retirements, capital expenditures decreased 24% over the same period last year. Typically, funding for capital expenditures is provided through a combination of internal and external sources.

Common Stock
------------

During the six month period ended March 31, 2001, AGL Resources issued 381,809 shares of common stock out of treasury under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

During fiscal 2000, AGL Resources repurchased the entire 3.6 million shares authorized under the repurchase program. As a result, the average number of shares outstanding for the six month period ended March 31, 2001 as compared to March 31, 2000 decreased to 54.2 million from 56.2 million, respectively.

Ratios
------

As of March 31, 2001, AGL Resources' capitalization ratios consisted of:

     .  18.3% short-term debt;
     .  44.4% long-term debt (excluding current portion);
     .   3.7% preferred securities; and
     .  33.6% common equity.



           (The remainder of this page was intentionally left blank.)

State Regulatory Activity

Rate Structure. As required by the GPSC, in July 1998 AGLC began billing marketers for each residential customer's distribution costs in equal monthly installments. As required by the GPSC, effective February 1, 2001, AGLC implemented a seasonal rate design for the calculation of each residential customer's annual SFV capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Generally, this change should result in residential customers being billed by the certificated marketers for a higher capacity charge in the winter months and a lower charge in the summer months. This requirement has an operating cashflow impact, but does not change AGLC's revenue recognition. As a result, AGLC continues to recognize its residential SFV capacity revenues for financial reporting purposes in equal monthly installments. Any difference between the billings under the new seasonal rate design and the SFV revenue recognized is deferred and will be reconciled on an annual basis. As of March 31, 2001, AGLC had deferred customer collections of approximately $21.0 million (included as a current asset or current liability in the Condensed Consolidated Balance Sheets and excluded from the Condensed Statements of Consolidated Income) related to the difference between the billings under the new seasonal rate design and the SFV revenue recognized.

VNG and Chattanooga continue to employ a rate structure that includes a volumetric rate design that allows recovery of costs through gas usage.

To help offset the initial impact of the seasonal rate design on end-use customers, the GPSC approved a $40 million disbursement from the Universal Service Fund ("USF") to residential customers, which occurred in February and March 2001. These disbursements had no effect on AGL Resources' earnings.

AGL Networks. On April 17, 2001 the GPSC voted unanimously to grant AGL Networks' Competitive Local Exchange Carrier License, which grants AGL Networks the rights to construct the last mile connectivity and provide dark fiber network services in the State of Georgia.

AGLC Pipeline Safety. On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that details a 10-year pipeline replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the program. In addition to the program being ahead of schedule at March 31, 2001, the program is operating under its established budget as a result of efficiencies in engineering, bidding, construction and project management.

During the six months ended March 31, 2001, approximately 114 miles of pipe were replaced pursuant to the program. During that period, AGLC's capital expenditures and operation and maintenance expenses related to the program were approximately $21.5 million and $2.7 million, respectively. All such amounts will be recovered through a combination of SFV rates and a pipeline safety revenue rider. On October 1, 1999, AGLC began recovering costs of the program through the pipeline safety revenue rider. The amount recovered during the six months ended March 31, 2001 was approximately $.9 million.

Since the inception of the pipeline replacement program, AGLC has completed replacing approximately 609 miles or 26% of the 2,300 mile requirement.

Transition to Competition Costs. On October 19, 1999, the GPSC approved an order allowing AGLC to defer certain transition to competition costs for fiscal 2000 which AGLC considered to be "stranded" as a result of deregulation. In accordance with the GPSC order, AGLC deferred approximately $10 million in stranded costs for fiscal 2000. These stranded costs are recorded as a regulatory asset on AGLC's balance sheet and are being amortized over a five-year period beginning October 1, 1999. Of the total transition to competition costs, AGLC amortized $.5 million and $1.0 million during the three month and six month periods ended March 31, 2001, respectively, leaving a net balance of $4.9 million at March 31, 2001.

Emergency Order. On January 17, 2001, the GPSC established emergency rulemaking regarding winter disconnections for residential gas users. This rulemaking is in response to the high wholesale gas rates and abnormally cold weather experienced in Georgia. Under the emergency rules adopted by the GPSC, residential disconnections for non-payment were suspended until April 1, 2001. Effective April 1, 2001 AGL Resources began performing residential disconnections as requested by marketers. The GPSC's previous rule restricted disconnections for 24 hours when the forecasted weather was below 32 degrees. This rule was revised to restrict disconnections for 72 hours when the forecasted weather was below 32 degrees. In addition, the GPSC removed restrictions requiring delinquent bills to be paid to a residential customer's existing marketer before a switch was allowed to a competing marketer. Previously, a residential customer's account with their existing marketer had to be settled before they were allowed to switch to a competing marketer. Management does not believe that this rule change will have a material adverse effect on AGL Resources' financial condition or results of operations.

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

On May 19, 2000, the FERC issued order No. 637-A, granting and denying rehearing in part of order No. 637, and making clarifying adjustments to its final rule. Among other things, the FERC clarified that all capacity release transactions of more than one month must be subject to posting and bidding as long as waiver of the maximum rate ceiling is in effect, thereby eliminating the exemption from posting and bidding that previously applied to certain transactions, including rollovers of monthly pre-arranged capacity release transactions set at the maximum tariff rate. On July 26, 2000, the FERC issued Order No. 637-B, denying rehearing and granting clarification or Order No. 637-A, as well as other aspects of its final rule. Among other things, the FERC denied the requests for hearing of its ruling in Order No. 637-A requiring that all capacity release transactions of more than one month must be subject to posting and bidding as long as waiver of the maximum rate ceiling is in effect. Petitions for review of these orders are pending in federal court. The interstate pipeline suppliers of AGLC, Chattanooga and VNG have made filings at the FERC in order to comply with the new rule and the Company is participating in the various Order No. 637 compliance proceedings at FERC involving these suppliers. AGL Resources cannot predict how these revisions may affect its utility operations.

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

AGLC is involved in four Transcontinental Gas Pipe Line Corporation rate cases, which concern rates in effect since September 1, 1995, as well as proposed changes to take effect prospectively. These rate proceedings are at various stages of litigation before the FERC, and none of these proceedings are final. At the present time, AGLC cannot predict the effect of these proceedings on rates or operations.

On October 31, 2000, the FERC accepted, subject to refund and the outcome of a technical conference proceeding, and suspended until April 1, 2001, Dominion Transmission, Inc.'s ("DTI") proposal to collect certain additional under-recovered, transportation-related costs through its annual Transportation Cost Rate Adjustment ("TCRA") mechanism. Numerous parties filed protests including AGLC. The FERC expressed concern about the atypical operation of the TCRA mechanism and directed that a technical conference be held to address the issues raised by the filing. A technical conference was held on January 11, 2001 and post technical conference comments have been submitted. DTI has been actively pursuing settlement negotiations with intervenors since the conclusion of the comment period. AGLC and VNG have been participating in these negotiations.

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

AGLC has been associated with nine MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division ("EPD") supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency has that responsibility.

By March 31, 2001, AGLC had obtained approval from EPD of Corrective Action Plans for the nine Georgia MGP sites. In addition, the Company recently entered into a Consent Order for cleanup of the MGP site in St. Augustine, Florida, and received a Record of Decision for one portion of the MGP site in Sanford, Florida. As these cleanup options and plans continue to develop, AGLC will be able to prepare better estimates of the range of costs associated with each site. As actual cleanup contracts are entered into, the Company should be able to provide a more specific estimate of the likely costs of its MGP program. Although the range of costs for each site has been refined as a result of greater certainty in the cleanup alternatives, at this time there still remains considerable variability in available cost estimates. In addition, the nature of the predicted cleanups has caused an increase of $33.1 million in the lower end of the range of possible future costs for the MGP program. By estimating, where possible, AGLC's share of investigation and cleanup costs at these sites, AGLC estimates that the remaining cost of future actions at its MGP sites will be within a range of $144.8 to $186.6 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs, because its actual future investigation and cleanup costs may still be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of March 31, 2001, AGLC has recorded the lower end of the range, or $144.8 million, as a liability and a corresponding regulatory asset.

AGLC has two ways of recovering investigation and cleanup costs. First, the Georgia Public Service Commission ("GPSC") has approved an environmental response cost recovery rider. This rider allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from the rate payers in future years. During the three month and six month periods ended March 31, 2001, AGLC recovered $3.4 million and $6.7 million, respectively, through its environmental response cost recovery rider. The regulatory asset and corresponding liability, each increased by $33.1 million due to the increase in estimated costs.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during the three month and six month periods ended March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk
-----------
AGL Resources is exposed to market risks associated with interest rates and commodity prices. Management, at the direction of the Board of Directors to monitor and manage these market risks, has established comprehensive risk management policies. AGL Resources' Risk Management Committee is responsible for the overall approval of risk management policies and the delegation of approval and authorization levels. The Risk Management Committee is comprised of senior executives who monitor market risk positions, corporate exposures, credit exposures and overall results of AGL Resources' risk management activities.

Interest Rate Risk
------------------
AGL Resources' exposure to market risk related to changes in interest rates relates primarily to its borrowing activities. A hypothetical 10% increase or decrease in interest rates related to AGL Resources' variable rate debt ($366.3 million outstanding as of March 31, 2001) would not have a material effect on results of operations or financial condition over the next 12 months. The fair value of AGL Resources' long-term debt and capital securities also are affected by changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have a material effect on the estimated fair value of AGL Resources' long-term debt or capital securities. The fair value of outstanding long-term debt and capital securities changed from $590 million at December 31, 2000 to $890 million at March 31, 2001 as a result of the issuance of long-term debt. During the three months ended March 31, 2001, AGL Resources repaid $300 million of short-term commercial paper debt through the issuance of long-term Senior Notes.







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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The annual meeting of shareholders was held in Atlanta, Georgia on January 26, 2001. At the annual meeting, the shareholders elected the following two director nominees, as set forth in AGL Resources' Proxy Statement. The number of votes "For" and "Withheld" for each nominee is as follows:

Nominee                    For          Withheld
-------------------    -----------      --------
D. Raymond Riddle      45,593,664       628,919
Felker W. Ward, Jr.    45,537,993       584,590

Directors whose term of office continued after the annual meeting are: Frank Barron, Jr., Otis A. Brumby, Jr., Robert S. Jepson, Jr., Wyck A. Knox, Jr., Dennis M. Love, D. Raymond Riddle, Paula G. Rosput, and Felker W. Ward, Jr. Directors who retired from the Board after the Annual Meeting are Betty L. Siegel and Ben J. Tarbutton, Jr.

ITEM 5.  OTHER INFORMATION

Information related to State Regulatory Activity, Federal Regulatory Activity, and Environmental Matters is contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K.

     On March 1, 2001, AGL Resources Inc. filed a Current Report on Form 8-K dated February 23, 2001, reporting information pursuant to Item 5 (Other Events) and Item 7(c) (Exhibits) of Form 8-K.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AGL Resources Inc.
                                              ----------------------------
                                                     (Registrant)


Date:  May 4, 2001                            /s/ Elizabeth J. White
                                              ----------------------------
                                              Elizabeth J. White
                                              Vice President & Controller
                                              (Principal Accounting and
                                              Financial Officer)