Form 10-Q
period 2001-06-30
AGL RESOURCES INC
filed 2001-08-08
CIK 1004155

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001


Commission   Registrant; State of Incorporation;         I.R.S. Employer
File Number  Address; and Telephone Number             Identification Number
-----------  -----------------------------             ---------------------

1-14174      AGL RESOURCES INC.                             58-2210952
             (A Georgia Corporation)
             817 West Peachtree Street, N.W.
             Suite 1000
             Atlanta, Georgia 30308
             404-584-9470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001.

Common Stock, $5.00 Par Value
Shares Outstanding at June 30, 2001 ..................................54,807,072

                              AGL RESOURCES INC.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 2001


                               Table of Contents

Item                                                                      Page
Number                                                                   Number
------                                                                   ------

     PART I-- FINANCIAL INFORMATION

1    Financial Statements (Unaudited)

        Condensed Statements of Consolidated Income......................   3
        Condensed Consolidated Balance Sheets............................   4
        Condensed Consolidated Statements of Cash Flows..................   6
        Notes to Condensed Consolidated Financial Statements.............   7

2    Management's Discussion and Analysis of Results of
     Operations and Financial Condition..................................  15

3    Quantitative and Qualitative Disclosure about Market Risk...........  30

     PART II-- OTHER INFORMATION

1    Legal Proceedings...................................................  31

2    Changes in Securities and Use of Proceeds...........................  31

3    Defaults upon Senior Securities.....................................  31

4    Submission of Matters to a Vote of Security Holders.................  31

5    Other Information...................................................  31

6    Exhibits and Reports on Form 8-K....................................  32

     SIGNATURE...........................................................  33

                        PART 1 -- FINANCIAL INFORMATION

                      AGL RESOURCES INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                            JUNE 30, 2001 AND 2000
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                    Three Months                   Nine Months
                                                           -----------------------------   -----------------------------
                                                                   2001         2000                2001         2000
                                                                   ----         ----                ----         ----

Operating Revenues                                              $ 175.7      $ 131.8             $ 821.1      $ 474.2
Cost of Sales                                                      37.0         11.6               342.1         96.9
                                                           -----------------------------   -----------------------------
      Operating Margin                                            138.7        120.2               479.0        377.3

Other Operating Expenses                                           97.6         81.8               318.0        267.9
                                                           -----------------------------   -----------------------------
      Operating Income                                             41.1         38.4               161.0        109.4

Other (Loss) Income                                                (3.1)        (1.8)               44.3         17.5
                                                           -----------------------------   -----------------------------
      Income Before Interest and Income Taxes                      38.0         36.6               205.3        126.9

Interest Expense and Preferred Stock Dividends
      Interest expense                                             20.4         13.3                67.5         37.9
      Dividends on preferred stock of subsidiaries                  2.8          1.5                 5.9          4.6
                                                           -----------------------------   -----------------------------
         Total Interest Expense and Preferred
         Stock Dividends                                           23.2         14.8                73.4         42.5
                                                           -----------------------------   -----------------------------
      Income Before Income Taxes                                   14.8         21.8               131.9         84.4

Income Taxes                                                        5.5          7.9                47.8         30.7
                                                           -----------------------------   -----------------------------
      Net Income                                                  $ 9.3       $ 13.9              $ 84.1       $ 53.7
                                                           =============================   =============================


Earnings per Common Share
      Basic                                                      $ 0.17       $ 0.26              $ 1.55       $ 0.97
      Diluted                                                    $ 0.17       $ 0.26              $ 1.54       $ 0.97

Weighted Average number of Common
      Shares Outstanding
      Basic                                                        54.6         54.2                54.3         55.5
      Diluted                                                      55.2         54.2                54.7         55.6


Cash Dividends Paid Per Common Share                             $ 0.27       $ 0.27              $ 0.81       $ 0.81


           See notes to condensed consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                            June 30,       September 30,
ASSETS                                                                        2001              2000
-------------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                                   $ 4.5             $ 2.0
      Receivables
          Gas (less allowance for uncollectible accounts of $5.1
              at June 30, 2001 and $3.1 at September 30, 2000)                     44.1              29.9
          Other (less allowance for uncollectible accounts of $8.6
              at June 30, 2001 and $5.2 at September 30, 2000)                     12.0              13.4
      Unbilled revenues                                                             3.8               1.7
      Inventories
          Natural gas stored underground                                           91.2              27.7
          Liquefied natural gas                                                     3.8               2.1
          Materials and supplies                                                    5.6               6.2
          Other                                                                     1.3               1.2
      Other current assets                                                         12.1              15.5
-------------------------------------------------------------------------------------------------------------
          Total current assets                                                    178.4              99.7
-------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
      Utility plant                                                             2,965.6           2,371.5
      Less accumulated depreciation                                               988.6             791.8
-------------------------------------------------------------------------------------------------------------
          Utility plant - net                                                   1,977.0           1,579.7
-------------------------------------------------------------------------------------------------------------
      Non-utility property                                                         88.7              88.2
      Less accumulated depreciation                                                34.4              30.4
-------------------------------------------------------------------------------------------------------------
          Non-utility property - net                                               54.3              57.8
-------------------------------------------------------------------------------------------------------------
          Total property, plant and equipment - net                             2,031.3           1,637.5
-------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
      Unrecovered environmental response costs                                    213.2             164.6
      Investments in joint ventures                                                96.1              78.8
      Goodwill, net of amortization of $2.9                                       153.3                 -
      Other                                                                        82.2              39.3
-------------------------------------------------------------------------------------------------------------
          Total deferred debits and other assets                                  544.8             282.7
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $2,754.5         $ 2,019.9
=============================================================================================================


           See notes to condensed consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                        June 30,        September 30,
LIABILITIES AND CAPITALIZATION                                            2001               2000
--------------------------------------------------------------------------------------------------------
Current Liabilities
      Short-term debt                                                       $ 259.0           $ 141.2
      Accounts payable - trade                                                 64.0              34.0
      Other accrued liabilities                                                14.3              20.2
      Interest                                                                 18.7              21.5
      Wages and salaries                                                       22.8              15.3
      Deferred customer collections                                             8.9                 -
      Current portion of long-term debt                                        45.0              20.0
      Customer deposits                                                        12.8               1.8
      Other current liabilities                                                54.8              30.8
--------------------------------------------------------------------------------------------------------
          Total current liabilities                                           500.3             284.8
--------------------------------------------------------------------------------------------------------
Accumulated Deferred Income Taxes                                             274.3             249.6
--------------------------------------------------------------------------------------------------------
Long-Term Liabilities
      Accrued environmental response costs                                    144.8             111.7
      Accrued postretirement benefits costs                                    34.4              31.9
      Accrued pension costs                                                    11.0               6.7
------------------------------------------------------------------------------------------------------
          Total long-term liabilities                                         190.2             150.3
------------------------------------------------------------------------------------------------------
Deferred Credits
      Unamortized investment tax credit                                        22.2              23.2
      Regulatory tax liability                                                 18.0              15.5
      Other                                                                     9.1              11.3
--------------------------------------------------------------------------------------------------------
          Total deferred credits                                               49.3              50.0
--------------------------------------------------------------------------------------------------------
Capitalization
      Long-term debt                                                          845.0             590.0
      Subsidiaries obligated mandatorily redeemable
          preferred securities                                                219.7              74.3
      Common stockholders' equity, $5 par value,
          shares issued of 57.8 at June 30, 2001
          and September 30, 2000                                              728.1             687.1
      Less shares held in treasury, at cost
          3.0 at June 30, 2001 and 3.8 at September 30, 2000                  (52.4)            (66.2)
--------------------------------------------------------------------------------------------------------
          Total capitalization                                              1,740.4           1,285.2
--------------------------------------------------------------------------------------------------------
Total Liabilities and Capitalization                                      $ 2,754.5         $ 2,019.9
========================================================================================================

           See notes to condensed consolidated financial statements.

                       AGL RESOURCES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                       Nine Months
                                                                                 ---------------------------
                                                                                    2001            2000
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income                                                                        $84.1          $53.7
     Adjustments to reconcile net income to net cash flow from operating activities
            Depreciation and amortization                                               76.5           63.4
            Deferred income taxes                                                       25.6           29.1
            Equity in earnings of investments in joint ventures                        (28.5)         (11.2)
            Gain on sale of Utilipro                                                   (10.9)             -
            Other                                                                       (1.0)          (4.1)
     Changes in certain assets and liabilities
            Receivables                                                                  6.0           14.7
            Accounts payable                                                             8.0           (1.3)
            Deferred customer collections                                                8.9              -
            Purchased gas adjustments                                                    9.1            1.0
            Customer deposits                                                           11.0           (5.5)
            Accrued taxes                                                               (5.7)         (18.6)
            Inventories                                                                (65.8)          32.9
            Accrued interest                                                            (2.8)         (13.7)
            Gas cost credits                                                               -          (36.6)
            Environmental response costs                                               (15.5)          (1.3)
            Other-net                                                                   (0.2)          (8.3)
------------------------------------------------------------------------------------------------------------
            Net cash flow provided by operating activities                              98.8           94.2
------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Borrowings of long-term debt                                                      300.0              -
     Issuance of trust preferred securities                                            145.4              -
     Net payments and borrowings of short-term debt                                    117.8          137.0
     Net sale (purchase) of treasury shares                                             12.7          (53.3)
     Payments of long-term debt                                                        (20.0)         (50.0)
     Dividends paid on common stock                                                    (41.6)         (40.7)
------------------------------------------------------------------------------------------------------------
            Net cash flow provided by (used in) financing activities                   514.3           (7.0)
------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Acquisition of Virginia Natural Gas, net of cash acquired                        (539.7)             -
     Sale of Utilipro                                                                   17.7              -
     Cash received from (provided to) joint ventures                                    10.8          (10.4)
     Utility plant expenditures                                                        (96.9)        (111.2)
     Non-utility property expenditures                                                  (8.5)          (8.1)
     Retirements, net of removal costs and salvage                                       4.0           10.9
     Other                                                                               2.0           (1.3)
------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                     (610.6)        (120.1)
------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and cash equivalents                         2.5          (32.9)
            Cash and cash equivalents at beginning of period                             2.0           32.9
------------------------------------------------------------------------------------------------------------
            Cash and cash equivalents at end of period                                  $4.5           $0.0
============================================================================================================
Cash Paid During the Period for
     Interest                                                                          $71.6          $51.6
     Income taxes                                                                      $16.4          $20.2


                See notes to consolidated financial statements.

                      AGL RESOURCES INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Our Business

AGL Resources Inc. is the registered public utility holding company for:
        . Atlanta Gas Light Company ("AGLC"), a natural gas local distribution utility;
        . Virginia Natural Gas, Inc. ("VNG"), a natural gas local distribution utility;
        . Chattanooga Gas Company ("Chattanooga"), a natural gas local distribution utility;
        . Sequent Energy Management, LLC ("Sequent"), formerly AGL Energy
          Services, Inc. ("AGLE"), an asset optimization and wholesale trading and marketing company;
        . Global Energy Resources Insurance Company ("GERIC"), a captive insurance company;
        . AGL Services Company ("AGSC"), a service company established in accordance with the Public Utility Holding Company Act of 1935 ("PUHCA");
        . AGL Capital Corporation, a financing subsidiary; and . Several other non-utility subsidiaries.

AGL Resources Inc. and its subsidiaries are collectively referred to as "AGL Resources."

Effective October 1, 2000, AGL Resources acquired all of the outstanding common stock of VNG, a wholly-owned subsidiary of Consolidated Natural Gas Company and an indirect subsidiary of Dominion Resources, Inc. for a purchase price of approximately $540 million, including $7.5 million of transaction fees.

The acquisition of VNG was accounted for as a purchase for financial accounting purposes and, as a result, VNG's operations were consolidated with AGL Resources beginning October 1, 2000. The excess purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which is being amortized over 40 years. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at June 30, 2001, and is subject to change.

With the addition of VNG's customer base of approximately 238,000, AGL Resources is now the second largest natural gas-only distributor in the United States, serving more than 1.8 million customers. VNG is headquartered in Norfolk, Virginia, and serves customers in the Hampton Roads region of southeastern Virginia.

Effective March 2, 2001, AGL Resources sold substantially all of the assets of Utilipro, Inc. ("Utilipro") to Alliance Data Systems Corporation for $17.7 million, resulting in a pre-tax gain of $10.9 million, which was recorded as Other Income.

During the three-month period ended June 30, 2001, GERIC, a wholly owned captive insurance company, was established to optimize AGL Resources' and its subsidiaries' insurance risk and related cost structure. AGL Resources anticipates that GERIC will accomplish this by providing stabilized insurance costs and coverage flexibility by gaining direct access to the reinsurance market without increasing AGL Resources' risk retention levels.

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

Rate Structure

As required by the Georgia Public Service Commission ("GPSC"), in July 1998, AGLC began billing marketers for each residential customer's distribution costs in equal monthly installments. As required by the GPSC, effective February 1, 2001, AGLC implemented a seasonal rate design for the calculation of each residential customer's annual Straight Fixed Variable ("SFV") capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Generally, this change should result in residential customers being billed by the certificated marketers for a higher capacity charge in the winter months and a lower charge in the summer months. This requirement has an operating cash flow impact, but does not change AGLC's revenue recognition. As a result, AGLC continues to recognize its residential SFV capacity revenues for financial reporting purposes in equal monthly installments. Any difference between the billings under the new seasonal rate design and the SFV revenue recognized is deferred and will be reconciled on an annual basis. As of June 30, 2001, AGLC had deferred customer collections of approximately $8.9 million (included as a current liability in the Condensed Consolidated Balance Sheet and excluded from the Condensed Statements of Consolidated Income) related to the difference between the billings under the new seasonal rate design and the SFV revenue recognized.

VNG and Chattanooga continue to employ rate structures that include both fixed customer charges and volumetric charges that recover costs through gas usage.

Regulation of the Utility Business

The Virginia State Corporation Commission ("VSCC") regulates VNG with respect to rates, maintenance of accounting records and various other matters. Consistent with AGLC and Chattanooga, generally the same accounting policies and practices utilized by non-regulated companies are utilized by VNG for financial reporting under accounting principles generally accepted in the United States of America. However, sometimes the VSCC orders an accounting treatment different from that used by non-regulated companies to determine rates charged to VNG's customers. Additionally, at the consummation of the VNG acquisition, AGL Resources registered with the Securities and Exchange Commission as a holding company under PUHCA, as amended.

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

Cost of Sales

VNG charges its customers for the natural gas they consume using purchased gas adjustment ("PGA") mechanisms set by the VSCC. Under the PGA, VNG defers (included as a current asset or current liability in the Condensed Consolidated Balance Sheets and excluded from the Condensed Statements of Consolidated Income) the difference between the utility's actual cost of gas and the amount collected from customers in a given period. Subsequently, VNG either bills or refunds to its customers the deferred amount.

Depreciation Expense

Depreciation for VNG is computed by applying composite, straight-line rates approved by the VSCC to the investment of depreciable property. The composite straight-line depreciation rate was approximately 2.8% for utility property excluding transportation equipment as of June 30, 2001.

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

Goodwill and Other Intangible Assets

During July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. AGL Resources is permitted under the rules to adopt this Statement effective October 1, 2001 or defer adoption until October 1, 2002. Once adopted, goodwill amortization of approximately $4 million on an annualized basis will cease. AGL Resources has not yet determined if any impairment charges will result from the adoption of this Statement. At this time, AGL Resources anticipates the adoption of these rules, effective as of October 1, 2001.

3. Earnings Per Common Share and Common Stockholders' Equity

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur when common share equivalents are added to common shares outstanding. Diluted earnings per common share are calculated quarterly and the number of incremental shares to be included at year-end is the weighted average of each quarterly calculation. AGL Resources' common share equivalents are derived from performance units whose future issuance is contingent upon the satisfaction of certain performance criteria and stock options whose exercise prices were less than the average market price of the common shares for the respective periods. Performance units totaling 11,601 qualified as common stock equivalents as of June 30, 2001. There were no performance units that qualified as common stock equivalents as of June 30, 2000. Included in the weighted average number of common shares outstanding are 547,542 and 9,442 incremental shares that qualified as common stock equivalents for the three-month periods ended June 30, 2001 and 2000, respectively, because the exercise prices of those options were less than the average market price of the common shares for the respective periods. Also, included in the weighted average number of common shares outstanding are 367,333 and 17,494 incremental shares that qualified as common stock equivalents for the nine-month periods ended June 30, 2001 and 2000, respectively, because the exercise prices of those options were less than the average market price of the common shares for the respective periods.

During the three-month periods ended June 30, 2001 and 2000, AGL Resources issued 362,837 shares and 139,653 shares of common stock out of treasury, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan ("RSP Plan"); the Long-Term Stock Incentive Plan ("LTSIP"); the Long-Term Incentive Plan ("LTIP"); and the Non-Employee Directors Equity Compensation Plan ("Directors Plan"). During the nine-month periods ended June 30, 2001 and 2000, AGL Resources issued 744,646 shares and 447,578 shares of common stock out of treasury, respectively, under ResourcesDirect; the RSP Plan; the LTSIP; the LTIP; and the Directors Plan.

4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AGL Resources adopted SFAS 133 on October 1, 2000. For the three-month and nine-month periods ended June 30, 2001 AGL Resources recorded an unrealized gain of $.9 million and an unrealized loss of $.3 million, respectively, related to derivative instruments.

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

By March 31, 2001, AGLC had obtained approval from EPD of Corrective Action Plans for the nine Georgia MGP sites. In addition, AGL Resources recently entered into a Consent Order for cleanup of the MGP site in St. Augustine, Florida, and received a Record of Decision for one portion of the MGP site in Sanford, Florida. As these cleanup options and plans continue to develop and the cleanup contracts are entered into, AGLC should be able to provide a more specific estimate of the likely costs of its MGP program. Although the range of costs for each site has been refined as a result of greater certainty in the cleanup alternatives, at this time there still remains considerable variability in available cost estimates. By estimating, where possible, AGLC's share of investigation and cleanup costs at these sites, AGLC believes that the remaining cost of future actions at its MGP sites will be within a range of $144.8 to $186.6 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs, because its actual future investigation and cleanup costs may still be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of June 30, 2001, AGLC has recorded the lower end of the range, or $144.8 million, as a liability and a corresponding regulatory asset.

AGLC has two ways of recovering investigation and cleanup costs. First, GPSC has approved an environmental response cost recovery rider. This rider allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from the rate payers in future years. During the three-month and nine-month periods ended June 30, 2001, AGLC recovered $3.4 million and $10.1 million, respectively, through its environmental response cost recovery rider. The regulatory asset increased by $12.0 million as a result of additional expenses incurred.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during the three-month and nine-month periods ended June 30, 2001.

6. Segment Information

AGL Resources is organized into two operating segments: Utility and Non-utility. Management evaluates segment performance based on net income, which includes the effects of corporate expense allocations. There were no material inter-segment sales during the three-month and nine-month periods ended June 30, 2001 or 2000.

Three Months Ended                           June 30, 2001                                        June 30, 2000
------------------              --------------------------------------------         -----------------------------------------

(Dollars in Millions)              Utility      Non-utility       Total                Utility     Non-utility      Total
                                --------------  ------------  --------------         ------------  ------------- -------------
Operating Revenues                     $175.5          $0.2          $175.7               $125.6           $6.2        $131.8
Depreciation and
    Amortization                         22.8           2.3            25.1                 17.1            2.9          20.0
Interest Expense                         13.6           6.8            20.4                 11.1            2.2          13.3
Interest Income                           0.1           0.2             0.3                  0.1              -           0.1
Equity in the Net Loss of
    Joint Ventures                          -          (7.3)           (7.3)                   -           (1.9)         (1.9)
Income Tax Expense (Benefit)             13.4          (7.9)            5.5                 10.0           (2.1)          7.9
Net Income (Loss)                        16.1          (6.8)            9.3                 18.1           (4.2)         13.9
Capital Expenditures                     30.4           6.3            36.7                 70.5            4.6          75.1

Nine Months Ended                           June 30, 2001                                        June 30, 2000
-----------------               --------------------------------------------         -----------------------------------------

(Dollars in Millions)              Utility      Non-utility       Total                Utility     Non-utility      Total
                                --------------  ------------  --------------         ------------  ------------- -------------
Operating Revenues                     $812.8          $8.3          $821.1               $442.7          $31.5        $474.2
Depreciation and
    Amortization                         68.0           7.6            75.6                 53.0            9.3          62.3
Interest Expense                         34.8          32.7            67.5                 34.0            3.9          37.9
Interest Income                           0.3           0.5             0.8                  0.3            0.2           0.5
Equity in the Net Income of
   Joint Ventures                           -          28.5            28.5                    -           13.3          13.3
Income Tax Expense (Benefit)             55.3          (7.5)           47.8                 29.3            1.4          30.7
Net Income (Loss)                        87.6          (3.5)           84.1                 52.0            1.7          53.7
Capital Expenditures                     96.9           8.5           105.4                111.2            8.1         119.3


Balance as of                              June 30, 2001                                        September 30, 2000
-------------                   --------------------------------------------         -----------------------------------------

(Dollars in Millions)              Utility      Non-utility       Total                Utility     Non-utility      Total
                                --------------  ------------  --------------         ------------  ------------- -------------
Identifiable Assets                  $2,596.3         $62.1        $2,658.4             $1,866.3          $74.8      $1,941.1
Investments in Joint Ventures               -          96.1            96.1                  0.4           78.4          78.8

7. Debt

In connection with the acquisition of VNG, AGL Resources established a $900 million commercial paper program through AGL Capital Corporation, a 100% owned financing subsidiary. AGL Resources' commercial paper consists of short-term unsecured promissory notes with maturities ranging from overnight to 270 days. AGL Resources' commercial paper program is fully supported by bank back-up credit lines. On October 6, 2000, AGL Resources issued $660 million in commercial paper, the proceeds of which were used to finance the VNG acquisition and to refinance existing short-term debt. The outstanding balance of short-term debt as of June 30, 2001, was $259.0 million. The weighted average interest rate on short-term debt outstanding was 5.5% and 6.3% for the three-month and nine-month periods ended June 30, 2001, respectively.

On October 6, 2000, AGL Resources Inc., and AGL Capital Corporation entered into a Credit Agreement with several lenders ("Lenders") for whom SunTrust Bank ("SunTrust") is acting as Administrative Agent. Pursuant to the Credit Agreement, the Lenders agree to make available to AGL Capital Corporation, upon demand, up to $900 million (the "Revolving Commitment"). This Credit Agreement has been entered into in support of AGL Resources' commercial paper program. The Revolving Commitment may be borrowed, repaid and reborrowed in the form of Eurodollar loans, adjustable rate loans (based on SunTrust's Prime Rate, or based on the Federal Funds Effective Rate plus .5%), letters of credit (up to $50 million), or, in certain circumstances, fixed rate loans for a defined period agreed upon by AGL Capital Corporation and the Lenders. The Revolving Commitment expires on October 5, 2001 (the "Revolving Termination Date"). Loans outstanding on the Revolving Termination Date, up to a maximum aggregate principal amount of $200 million, may be converted into Term Loans. All Term Loans will mature in one installment on the date that is one year from the Revolving Termination Date. Currently, there are no outstanding loans under the Credit Agreement.

In May 2001, the Revolving Commitment limit was reduced to $450 million.

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

8. Preferred Securities

On May 14, 2001, AGL Capital Trust II, a Delaware statutory business trust sponsored by AGL Capital Corporation, issued $150 million of Trust Preferred Securities ("Trust Preferred Securities"). The liquidation amount is $25 per Trust Preferred Security, and each Trust Preferred Security pays quarterly cash distributions at an annual rate of 8%. Distributions are payable on February 15, May 15, August 15, and November 15 of each year, commencing August 15, 2001. The Trust Preferred Securities are fully and unconditionally guaranteed by AGL Resources, and mature on May 15, 2041, but can be redeemed in whole or in part from time to time on or after May 21, 2006. Accordingly, the fees and expenses related to this offering are being amortized over the five-year call period. The proceeds from the issuance were used to refinance a portion of the existing short-term debt under the commercial paper program.

9. Pro Forma Data

The following unaudited pro forma financial data has been prepared as if the acquisition of VNG took place on October 1, 1999, the beginning of AGL Resources' fiscal year. This pro forma financial data is presented for informational purposes and is not necessarily indicative of future operations (in millions, except per share data).


                                                Three Months Ended               Nine Months Ended
                                                 June 30, 2000                     June 30, 2000
                                              ---------------------             ---------------------
Revenue                                               $ 164.7                           $ 663.5
Net Income                                            $   5.8                           $  50.3
Earnings per Common Share - Basic                     $  0.10                           $  0.89
Earnings per Common Share - Diluted                   $  0.10                           $  0.89


10. Subsequent Event

On July 26, 2001, Georgia Natural Gas Company, an indirect wholly owned subsidiary of AGL Resources, filed a lawsuit on behalf of SouthStar against Dynegy Marketing and Trade, a subsidiary of Dynegy, Inc. Management does not believe this action will have a material adverse effect on AGL Resources' consolidated financial statements.


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

Nature of Our Business

AGL Resources Inc. is the registered public utility holding company for:

      . Atlanta Gas Light Company ("AGLC"), a natural gas local distribution utility;
      . Virginia Natural Gas, Inc. ("VNG"), a natural gas local distribution utility;
      . Chattanooga Gas Company ("Chattanooga"), a natural gas local distribution utility;
      . Sequent Energy Management, LLC ("Sequent"), formerly AGL Energy Services, Inc. ("AGLE"), an asset optimization and wholesale trading and marketing company;
      . Global Energy Resources Insurance Company ("GERIC"), a captive insurance company;
      . AGL Services Company ("AGSC"), a service company established in accordance with PUHCA;
      .   AGL Capital Corporation, a financing subsidiary; and
      .   Several other non-utility subsidiaries.

AGL Resources and its subsidiaries are collectively referred to as "AGL Resources."

AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. Chattanooga distributes natural gas in the Chattanooga area of Tennessee. VNG distributes natural gas in the Hampton Roads region of Virginia. The Georgia Public Service Commission ("GPSC") regulates AGLC; the Tennessee Regulatory Authority ("TRA") regulates Chattanooga and the Virginia State Corporation Commission ("VSCC") regulates VNG. Sequent provides asset optimization and engages in wholesale energy trading and marketing services for AGL Resources' regulated and unregulated operations, as well as for unaffiliated retail gas marketers.

As of June 30, 2001, AGLC, VNG, and Chattanooga comprised substantially all of AGL Resources' assets, revenues, and operating income. The operations and activities of AGLC, VNG, Chattanooga, and Sequent, collectively, are referred to as the "utility." The utility's total other operating expenses include costs allocated from AGSC. The non-utility segment includes operating expenses of AGSC which, along with the associated costs of financing, are allocated to all operating business units.

As of June 30, 2001, AGL Resources owned or had an interest in the following non-utility businesses:

       . SouthStar Energy Services LLC ("SouthStar"), a joint venture among a subsidiary of AGL Resources and subsidiaries of Dynegy Holdings, Inc. and Piedmont Natural Gas Company. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name Georgia Natural Gas Services;
       . AGL Investments, Inc., which directly or indirectly owns or manages certain non-utility businesses including:

          . AGL Propane Services, Inc. ("Propane"), which has a 22.36% ownership interest in US Propane LLC ("US Propane"). US Propane owns approximately 36% of Heritage Propane Partners ("Heritage Propane") which engages in the sale of propane and related products and services throughout the United States; and
          . AGL Networks, LLC ("AGL Networks"), which was formed on August 15, 2000 for the purpose of partnering with other telecommunications companies to serve Atlanta's rapidly growing demand for high-speed network capacity. On April 17, 2001, the GPSC voted unanimously to grant AGL Networks' Competitive Local Exchange Carrier License, which grants AGL Networks the rights to construct last-mile connectivity and provide dark fiber network services in the state of Georgia.

     . AGL Peaking Services, Inc., which owns a 50% interest in Etowah LNG Company, LLC ("Etowah"), a joint venture with Southern Natural Gas Company. Etowah was formed for the purpose of constructing, owning, and operating a liquefied natural gas peaking facility;
     . AGL Capital Corporation, which was established to finance the acquisition of VNG, refinance existing short-term debt and provide working capital to AGL Resources and its subsidiaries through a commercial paper program, the issuance of debt and securities and other financing mechanisms; and
     . GERIC, which was established to optimize AGL Resources' insurance risk and related cost structure. GERIC will accomplish this by providing stabilized insurance costs and coverage flexibility by gaining direct access to the reinsurance market without increasing AGL Resources' risk retention levels.

Effective March 2, 2001, AGL Resources sold substantially all of the assets of Utilipro, Inc. ("Utilipro") to Alliance Data Systems Corporation for $17.7 million, resulting in a pre-tax gain of $10.9 million, which was recorded in Other Income.

Results of Operations

Three-month Periods ended June 30, 2001 and 2000
------------------------------------------------
In this section, the results of operations for the three-month periods ended June 30, 2001 and 2000 are compared.

Operating Margin Analysis
-------------------------
(Dollars in Millions)

                             June 30, 2001          June 30, 2000             Favorable/(Unfavorable)
                          --------------------   --------------------     -------------------------------
Operating Revenues
     Utility                           $175.5                 $125.6            $49.9              39.7%
     Non-utility                          0.2                    6.2             (6.0)            (96.8%)
                          --------------------   --------------------     ------------
     Total                             $175.7                 $131.8            $43.9              33.3%
                          ====================   ====================     ============
Cost of Sales
     Utility                            $36.9                  $11.3           ($25.6)           (226.5%)
     Non-utility                          0.1                    0.3              0.2              66.7%
                          --------------------   --------------------     ------------
     Total                              $37.0                  $11.6           ($25.4)           (219.0%)
                          ====================   ====================     ============
Operating Margin
     Utility                           $138.6                 $114.3            $24.3              21.3%
     Non-utility                          0.1                    5.9             (5.8)            (98.3%)
                          --------------------   --------------------     ------------
     Total                             $138.7                 $120.2            $18.5              15.4%
                          ====================   ====================     ============

Utility. Utility operating revenues increased $49.9 million and cost of sales increased $25.6 million primarily due to the following factors:

     . Total average customers for the three-month period ended June 30, 2001 as compared to the same period last year increased from 1,542,000 customers to 1,800,000. The increase is attributable to the addition of approximately 235,000 customers as a result of the VNG acquisition;
     . VNG contributed operating revenues of $43.1 million and incurred cost of sales of $24.6 million;
     . Chattanooga's operating revenues decreased $4.5 million and cost of sales decreased $4.2 million as a result of fewer large commercial and industrial customers due to higher natural gas prices and declining economic conditions;
     . Sequent's operating revenues increased $7.5 million and cost of sales increased $8.2 million as a result of increased asset optimization sales activity during the three-month period ended June 30, 2001; and
     . AGLC's operating revenues increased $3.7 million as a result of the pipeline safety replacement program.

The utility operating margin increased to $138.6 million for the three months ended June 30, 2001 from $114.3 million for the same period last year. The increase of $24.3 million was a result of the addition of VNG, wholesale energy services activity, and customer growth, as noted above.

Non-utility. Non-utility operating revenues decreased to $.2 million for the three months ended June 30, 2001 from $6.2 million for the same period last year. Non-utility cost of sales decreased to $.1 million for the three months ended June 30, 2001 from $.3 million for the same period last year. The decrease of $6.0 million in operating revenues was primarily due to the sale of Utilipro and the change in reporting for Propane as a result of the transaction with Heritage Propane in August 2000. As a joint venture, Propane is accounted for under the equity method and its financial results are now reported in other income rather than operating revenues and cost of sales. Non-utility operating margin decreased to $.1 million for the three months ended June 30, 2001 from $5.9 million for the same period last year. The decrease of $5.8 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
---------------------------------------
(Dollars in Millions)

                                                     Three Months Ended
                                         -----------------------------------------
                                              June 30, 2001         June 30, 2000            Favorable/(Unfavorable)
                                         -------------------   -------------------     --------------------------------
Total Other Operating Expenses
     Utility                                          $99.0                 $75.4            ($23.6)            (31.3%)
     Non-utility                                       (1.4)                  6.4               7.8             121.9%
                                         -------------------   -------------------     -------------
     Total                                            $97.6                 $81.8            ($15.8)            (19.3%)
                                         ===================   ===================     =============

Total Other Operating Expenses
------------------------------
Total other operating expenses increased to $97.6 million for the three months ended June 30, 2001 from $81.8 million for the same period last year, an increase of 19.3%.

Utility. Utility total other operating expenses increased $23.6 million as compared with the same period last year primarily due to expenses related to VNG not incurred in the three months ended June 30, 2000. The variances were primarily reflected in the following areas:
      . An increase of $11.1 million in operating and maintenance expenses related to VNG;
      .   An increase of $3.7 million in depreciation expense related to VNG;
      .   Goodwill amortization of $1.0 million related to the acquisition of
          VNG;
      .   An increase of $1.7 million in taxes other than income related to VNG;
      . An increase of $2.1 million related to outside services as a result of new business initiatives.

Non-utility. Non-utility total other operating expenses for the three-month period ended June 30, 2001 were a result of AGSC allocating to all operating business units both expenses incurred and an associated cost of financing. Non-utility total other operating expenses decreased $7.8 million as compared with the same period last year primarily due to the following:

      . A decrease of $2.5 million in total other operating expenses related to the Propane joint venture which is now accounted for under the equity method of accounting as compared to the consolidation method of accounting;
      . A decrease of $5.6 million in operating expenses related to the sale of Utilipro;
      . These decreases were offset by an increase of $.8 million as a result of expenses related to AGL Networks.

Other Income (Loss)
-------------------
Other losses totaled $3.1 million for the three months ended June 30, 2001, compared with other losses of $1.8 million for the same period last year. The increase in other losses of $1.3 million is primarily due to the following:

      .   A increased loss of $1.3 million related to SouthStar operations;
      . A expense of $1.4 million as a result of writing down assets held for sale;
      . A loss of $1.3 million related to the Propane joint venture that is now accounted for under the equity method of accounting as compared to the consolidation method of accounting in the prior year;
      . These items were offset by increased income of $1.4 million related to inventory carrying costs as a result of increased gas storage balances; and
      . An increased income of $1.2 million as a result of a reclassification related to Sequent asset optimization activities.

Interest Expense and Preferred Stock Dividends
----------------------------------------------
Interest expense and preferred stock dividends increased to $23.2 million for the three months ended June 30, 2001 from $14.8 million for the same period last year. The increase of $8.4 million was primarily a result of increased amounts of debt outstanding during the period related to the issuance of the Senior Notes, Trust Preferred Securities, and the commercial paper program that was used primarily to finance the acquisition of VNG.

Income Taxes
------------
Income tax expense decreased to $5.5 million for the three months ended June 30, 2001 from $7.9 million for the same period last year. The decrease in income taxes of $2.4 million was due primarily to a decrease in income before income taxes of $7.0 million compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pre-tax income) for the three months ended June 30, 2001 was 37.2% as compared to 36.2% for the same period last year.

Net Income
----------
For the three-month period ended June 30, 2001, net income was $9.3 million or $.17 per basic and diluted share. For the three-month period ended June 30, 2000, net income was $13.9 million or $.26 per basic and diluted share. The decrease in net income of $4.6 million was a result of expenses incurred in fiscal 2001 related to the operations of VNG that were not present during the same period last year, goodwill amortization from the acquisition of VNG, increased interest expense, net losses related to SouthStar, and the absence of Utilipro's losses.

Core Earnings
-------------
For the three-month period ended June 30, 2001, core earnings (net income excluding one-time items) were $9.3 million or $.17 per basic and diluted share. For the three-month period ended June 30, 2000, core earnings were $13.9 million or $.26 per basic and diluted share. During the three-month periods ended June 30, 2001 and 2000 there were no one-time items recorded. The decrease in core earnings of $4.6 million was a result of expenses incurred in fiscal 2001 related to the operations of VNG that were not present during the same period last year, goodwill amortization from the acquisition of VNG, increased interest expense, net losses related to SouthStar, and the absence of Utilipro's losses.

Nine-month Periods Ended June 30, 2001 and 2000
-----------------------------------------------
In this section, the results of operations for the nine-month periods ended June 30, 2001 and 2000 are compared.

Operating Margin Analysis
-------------------------
(Dollars in Millions)

                                       Nine Months Ended
                           ------------------------------------------
                                June 30, 2001          June 30, 2000         Favorable/(Unfavorable)
                           -------------------    -------------------     ------------------------------
Operating Revenues
     Utility                           $812.8                 $442.7            $370.1            83.6%
     Non-utility                          8.3                   31.5             (23.2)          (73.7%)
                           -------------------    -------------------     -------------
     Total                             $821.1                 $474.2            $346.9            73.2%
                           ===================    ===================     =============
Cost of Sales
     Utility                           $341.9                  $88.1           ($253.8)         (288.1%)
     Non-utility                          0.2                    8.8               8.6            97.7%
                           -------------------    -------------------     -------------
     Total                             $342.1                  $96.9           ($245.2)         (253.0%)
                           ===================    ===================     =============
Operating Margin
     Utility                           $470.9                 $354.6            $116.3            32.8%
     Non-utility                          8.1                   22.7             (14.6)          (64.3%)
                           -------------------    -------------------     -------------
     Total                             $479.0                 $377.3            $101.7            27.0%
                           ===================    ===================     =============

Utility. Utility operating revenues increased $370.1 million and cost of sales increased $253.8 million primarily due to the following factors:
      . Total average customers for the nine-month period ended June 30, 2001 as compared to the same period last year increased from 1,523,000 customers to 1,794,000. The increase is attributable to the addition of approximately 238,000 customers as a result of the VNG acquisition;
      . VNG contributed operating revenue of $300.0 million and incurred cost of sales of $199.4 million. There were 3,632 degree days actually incurred by VNG during the nine-month period ended June 30, 2001 as compared to the 30-year normal degree days for the nine-month period ended June 30, 2001 of 3,313;
      . Chattanooga's operating revenues increased $30.0 million and cost of sales increased $30.2 million as a result of 3,408 degree days as compared to 2,639 degree days during the same period last year and higher natural gas commodity costs during the nine-month period ended June 30, 2001; and
      . AGLC's operating revenues increased $32.0 million and cost of sales increased $23.0 million as a result of higher transportation revenues and costs related to increased marketer demand during the nine-month period ended June 30, 2001 as compared to same period last year.
      .   Sequent's operating revenues increased $8.2 million and cost of sales increased $1.2 million as a result of increased trading activities related to asset optimization during the nine-month period ended June 30, 2001 as compared to same period last year.

The utility operating margin increased to $470.9 million for the nine months ended June 30, 2001 from $354.6 million for the same period last year. The increase of $116.3 million was a result of the addition of VNG, increased asset optimization activity associated with Sequent, colder weather and customer growth, as noted above.

Non-utility. Non-utility operating revenues decreased to $8.3 million for the nine months ended June 30, 2001 from $31.5 million for the same period last year. Non-utility cost of sales decreased to $.2 million for the nine months ended June 30, 2001 from $8.8 million for the same period last year. The decrease of $23.2 million in operating revenues and $8.6 in cost of sales was primarily due to the sale of Utilipro and the change in reporting for Propane as a result of the propane transaction with Heritage Propane in August 2000. As a joint venture, Propane is accounted for under the equity method and its financial results are now reported in other income rather than operating revenues and cost of sales. Non-utility operating margin decreased to $8.1 million for the nine months ended June 30, 2001 from $22.7 million for the same period last year. The decrease of $14.6 million was the result of the factors noted above.

Total Other Operating Expenses Analysis
---------------------------------------
(Dollars in Millions)

                                                      Nine Months Ended
                                         ------------------------------------------
                                              June 30, 2001          June 30, 2000            Favorable/(Unfavorable)
                                         -------------------    -------------------     --------------------------------
Total Other Operating Expenses
     Utility                                         $297.2                 $242.4            ($54.8)            (22.6%)
     Non-utility                                       20.8                   25.5               4.7              18.4%
                                         -------------------    -------------------     -------------
     Total                                           $318.0                 $267.9            ($50.1)            (18.7%)
                                         ===================    ===================     =============

Total Other Operating Expenses
------------------------------
Total other operating expenses increased to $318.0 million for the nine months ended June 30, 2001 from $267.9 million for the same period last year, an increase of 18.7%.

Utility. Utility total other operating expenses increased $54.8 million as compared with the same period last year primarily due to expenses related to VNG not incurred in the nine months ended June 30, 2000. The increase in expenses from VNG were partially offset by lower labor costs, continued implementation of cost controls, continued work management process improvements, and other savings as a result of AGL Resources' operational excellence initiatives. The variances were primarily reflected in the following areas:

      . An increase of $30.8 million in operating and maintenance expenses related to VNG;

      .   An increase of $10.7 million in depreciation expense related to VNG;

      . Goodwill amortization of $3.0 million related to the acquisition of VNG;

      .   An increase of $7.3 million in taxes other than income related to VNG;
          and

      . An increase of $1.9 million in operating and maintenance expense related to Sequent.

Non-utility. Non-utility total other operating expenses decreased $4.7 million as compared with the same period last year primarily due the following:

      . A decrease of $8.1 million in total other operating expenses related to the Propane joint venture which is now accounted for under the equity method of accounting as compared to the consolidation method of accounting;

      . A decrease of $8.1 million in operating expenses related to the sale of Utilipro;

      . These decreases were offset by a $1.8 million increase related to AGL Networks;

      . An increase of $6.3 million in outside services related to new business initiatives; and

      .   An increase of $2.9 million in unaffiliated marketer related reserves.

Other Income
------------
Other income totaled $44.3 million for the nine months ended June 30, 2001, compared with other income of $17.5 million for the same period last year. The increase in other income of $26.8 million is primarily due to the following:
      . An increase of $16.0 million related to SouthStar primarily as a result of weather in the Georgia service area being approximately 27% colder and an increase in the number of customers served compared to the same period last year;
      .   A gain of $10.9 million related to the sale of Utilipro;
      . An increase of $1.7 million related to the Propane joint venture that is now accounted for under the equity method of accounting as compared to the consolidation method of accounting;
      . These increases were offset by an expense of $1.4 million as a result of a write down of assets held for sale.

Interest Expense and Preferred Stock Dividends
----------------------------------------------
Interest expense and preferred stock dividends increased to $73.4 million for the nine months ended June 30, 2001 from $42.5 million for the same period last year. The increase of $30.9 million was primarily a result of increased amounts of debt outstanding during the period related to the issuance of the Senior Notes, Trust Preferred Securities, and the commercial paper program that was used primarily to finance the acquisition of VNG.

Income Taxes
------------
Income tax expense increased to $47.8 million for the nine months ended June 30, 2001 from $30.7 million for the same period last year. The increase in income taxes of $17.1 million was due primarily to an increase in income before income taxes of $47.5 million compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pre-tax income) for the nine months ended June 30, 2001 was 36.2% as compared to 36.4% for the same period last year.

Net Income
----------
For the nine-month period ended June 30, 2001, net income was $84.1 million or $1.55 per basic share and $1.54 per diluted share. For the nine-month period ended June 30, 2000, net income was $53.7 million or $.97 per basic and diluted common share. The increase in net income of $30.4 million was a result of the contribution of VNG, the gain on sale of Utilipro, the contribution of Sequent, and customer growth that was offset by an increase in interest expense and goodwill amortization related to the acquisition of VNG.

Core Earnings
-------------
For the nine-month period ended June 30, 2001, core earnings (net income excluding one-time items), excluding the gain on sale of Utilipro, were $77.0 million or $1.42 per basic share and $1.41 per diluted share. For the nine-month period ended June 30, 2000, core earnings were $53.7 million or $.97 per basic and diluted share. During the nine-month period ended June 30, 2000 there were no one-time items recorded. The increase in core earnings of $23.3 million was a result of the contribution of VNG, the contribution of Sequent, and customer growth that was offset by an increase in interest expense and goodwill amortization related to the acquisition of VNG.

Financial Condition

Seasonality of Business
-----------------------
AGLC has Straight Fixed Variable ("SFV") rates for its gas delivery service, which eliminates the seasonality of both revenues and expenses. However, the operations of VNG and Chattanooga, as well as AGL Resources' investments in SouthStar and Propane are seasonal, and those businesses will likely experience greater profitability in the winter months than in the summer months.

Financing
---------
In October 2000, AGL Resources established a $900 million commercial paper program through AGL Capital Corporation. AGL Resources' commercial paper consists of short-term unsecured promissory notes with maturities ranging from overnight to 270 days. AGL Resources' commercial paper program is fully supported by bank back-up credit lines. On October 6, 2000, AGL Resources issued $660 million in commercial paper, the proceeds of which were used to finance the VNG acquisition and to refinance existing short-term debt. In May 2001, the Revolving Commitment limit was reduced to $450 million.

Short-term debt decreased $107.3 million to $259.0 million as of June 30, 2001 from $366.3 million as of March 31, 2001. As of June 30, 2001, $191.0 million remained available for borrowing under the commercial paper program. AGL Resources' working capital needs are met through the issuance of short-term debt.

On February 23, 2001, AGL Resources issued $300 million of Senior Notes through AGL Capital Corporation. These senior notes mature in January 2011, have an interest rate of 7.125% and are fully and unconditionally guaranteed by AGL Resources. The proceeds from the issuance were used to refinance a portion of the existing short-term debt under the commercial paper program.

On May 14, 2001, AGL Capital Trust II, a Delaware statutory business trust sponsored by AGL Capital Corporation, issued $150 million of Trust Preferred Securities ("Trust Preferred Securities"). The liquidation amount is $25 per Trust Preferred Security, and each Trust Preferred Security pays quarterly cash distributions at an annual rate of 8%. Distributions are payable on February 15, May 15, August 15, and November 15 of each year, commencing August 15, 2001. The Trust Preferred Securities are fully and unconditionally guaranteed by AGL Resources, and mature on May 15, 2041, but can be redeemed in whole or in part from time to time on or after May 21, 2006.

The weighted average interest rate on short-term debt outstanding was 5.5% and 6.3% for the three-month and nine-month periods ended June 30, 2001, respectively. Management believes available credit will be sufficient to meet working capital needs both on a short-term and long-term basis. However, capital needs depend on many factors, and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Operating cash flow increased to $98.8 million for the nine-months ended June 30, 2001 as compared to $94.2 million for the same period last year. The increase of $4.6 million was primarily due to increased net income of $30.4 million from the utility and non-utility businesses, decreased gas costs credits of $36.6 million which was reflected in a joint stipulation with the GPSC last year, and other operating activities. This was mostly offset by increases in inventories of $98.7 million from higher costs of gas injections.

Cash flow provided by financing activities increased to $514.3 million for the nine-months ended June 30, 2001 as compared to cash used of $7.0 million for the same period last year. The increase of $521.3 million was primarily due to $300.0 million in Senior Notes issued on February 23, 2001, and $145.4 million (net of $4.6 million in expenses) in Trust Preferred Securities issued on May 14, 2001, and other financing activities.

Cash flow used in investing activities increased to $610.6 million for the nine-months ended June 30, 2001 as compared to $120.1 million for the same period last year. The increase of $490.5 million was primarily due to the acquisition of VNG for $539.7 million, and other investing activities.

Capital Expenditures
--------------------
Capital expenditures for construction of distribution facilities purchase of equipment, and other general improvements were $105.4 million for the nine-month period ended June 30, 2001 as compared to $119.3 million for the nine-month period ended June 30, 2000. The decrease of $13.9 million is primarily attributable to utility plant expenditures that were offset by capital expenditures incurred by VNG of $11.8 million.

Excluding VNG, capital expenditures decreased 22% over the same period last year. Typically, funding for capital expenditures is provided through a combination of internal and external sources.

Management believes available credit will be sufficient to meet working capital needs both on a short- and long-term basis. However, capital needs depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Common Stock
------------
During the nine-month period ended June 30, 2001, AGL Resources issued 744,646 shares of common stock out of treasury under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

The average number of shares outstanding for the nine-month period ended June 30, 2001 as compared to June 30, 2000 decreased to 54.3 million from 55.5 million, respectively.

Ratios
------
As of June 30, 2001, AGL Resources' capitalization ratios consisted of:

 .       12.7%   short-term debt;
 .        2.2%   current portion of long-term debt;
 .       41.3%   long-term debt (excluding current portion);
 .       10.7%   preferred securities; and
 .       33.1%   common equity.

Concentration of Credit Risk
----------------------------
AGLC has concentration of credit risk related to the provision of services to certificated marketers. At September 30, 1998 (prior to deregulation), AGLC billed approximately 1.4 million end-use customers in Georgia for its services. In contrast, at June 30, 2001, AGLC billed 8 certificated and active marketers in Georgia for services, which, in turn, billed end-use customers.

Several factors are designed to mitigate the risks to AGL Resources of the increased concentration of credit that has resulted from deregulation. First, in order to obtain a certificate from the GPSC, a certificated marketer must demonstrate to the GPSC, among other things, that it possesses satisfactory financial and technical capability to render the certificated service. Second, AGLC has instituted certain practices and imposed certain requirements designed to reduce credit risk. These include:

    . Pursuant to AGLC's tariff, each certificated marketer is required to maintain security for its obligations to AGLC in an amount equal to at least two times the marketer's estimated maximum monthly bill in the form of a cash deposit, letter of credit, surety bond or guaranty from a creditworthy guarantor; and
    . Intrastate delivery service is billed in advance rather than in arrears.

For the three-month and nine-month periods ended June 30, 2001, the three largest certificated marketers based on customer count, one of which was SouthStar, accounted for approximately 61% and 41% of AGL Resources' operating revenues, respectively. From October 1, 2000 through June 30, 2001, only gas receivables attributable to Chattanooga and Virginia were due from end-use customers.

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

On October 26, 1999, Peachtree Natural Gas, LLC ("Peachtree"), the then fifth largest certificated marketer in Georgia based on customer count, filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of Peachtree's bankruptcy filing, Peachtree owed AGLC approximately $14 million for pre-petition delivery service and other services and charges. This amount represented approximately 29% of AGL Resources' total gas receivables at June 30, 2001. AGLC holds $11 million of surety bonds as security for Peachtree's obligations. The amount owed to AGLC does not include amounts owed by Peachtree to interstate pipelines for assigned capacity. Based upon proofs of claim filed by interstate pipelines in Peachtree's bankruptcy proceeding, as of the date of Peachtree's filing, Peachtree owed interstate pipelines approximately $2.5 million for assigned capacity. In December 1999, Shell Energy Services Company, L.L.C. began serving the firm customers formerly served by Peachtree. AGLC has been paid in full for all post-petition delivery and other services provided by AGLC to Peachtree. Peachtree has filed a declaratory judgment action against AGLC to determine who has right, title and interest in and to approximately $6.2 million, constituting the proceeds of the sale of certain natural gas inventory. In management's opinion, this marketer bankruptcy will not have a material adverse effect on AGL Resources' financial condition or results of operations.

State Regulatory Activity

Rate Structure. As required by the GPSC, in July 1998 AGLC began billing marketers for each residential customer's distribution costs in equal monthly installments. As required by the GPSC, effective February 1, 2001, AGLC implemented a seasonal rate design for the calculation of each residential customer's annual SFV capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Generally, this change should result in residential customers being billed by the certificated marketers for a higher capacity charge in the winter months and a lower charge in the summer months. This requirement has an operating cash flow impact, but does not change AGLC's revenue recognition. As a result, AGLC continues to recognize its residential SFV capacity revenues for financial reporting purposes in equal monthly installments. Any difference between the billings under the new seasonal rate design and the SFV revenue recognized is deferred and will be reconciled on an annual basis. As of June 30, 2001, AGLC had deferred customer collections of approximately $8.9 million (included as a current liability in the Condensed Consolidated Balance Sheets and excluded from the Condensed Statements of Consolidated Income) related to the difference between the billings under the new seasonal rate design and the SFV revenue recognized.

Transition to Competition Costs. On October 19, 1999, the GPSC approved an order allowing AGLC to defer certain transition to competition costs for fiscal 2000 that AGLC considered to be "stranded" as a result of deregulation. In accordance with the GPSC order, AGLC deferred approximately $10 million in stranded costs for fiscal 2000. These stranded costs are recorded as a regulatory asset on AGLC's balance sheet and are being amortized over a five-year period beginning October 1, 1999. Of the total transition to competition costs, AGLC amortized $0.5 and $1.5 million during the three-month and nine-month periods ended June 30, 2001, respectively, leaving a net balance of $3.9 million at June 30, 2001.


            (The remainder of this page was intentionally left blank)

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


On May 19, 2000, the FERC issued order No. 637-A, granting and denying rehearing in part of order No. 637, and making clarifying adjustments to its final rule. Among other things, the FERC clarified that all capacity release transactions of more than one month must be subject to posting and bidding as long as waiver of the maximum rate ceiling is in effect, thereby eliminating the exemption from posting and bidding that previously applied to certain transactions, including rollovers of monthly pre-arranged capacity release transactions set at the maximum tariff rate. On July 26, 2000, the FERC issued Order No. 637-B, denying rehearing and granting clarification of Order No. 637-A, as well as other aspects of its final rule. Among other things, the FERC denied the requests for hearing of its ruling in Order No. 637-A requiring that all capacity release transactions of more than one month must be subject to posting and bidding as long as waiver of the maximum rate ceiling is in effect. Petitions for review of these orders are pending in federal court. The interstate pipeline suppliers of AGLC, Chattanooga and VNG have made filings at the FERC in order to comply with the new rule and AGL Resources is participating in the various Order No. 637 compliance proceedings at FERC involving these suppliers. On May 31, 2001, the Commission approved the Stipulation and Agreement filed by Dominion Transmission Inc. ("DTI") to resolve all issues related to DTI's compliance with Order No. 637. The settlement was either supported or not opposed by most of the active parties to the case. AGLC and VNG were listed among the non-opposing parties to this settlement. On July 2, 2001, Southern Natural Gas Company filed a Stipulation and Agreement to resolve all Order No. 637 compliance issues on its system. AGLC and Chattanooga are listed as non-opposing parties to this settlement.

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

The capital expenditures and operations and maintenance costs incurred from the pipeline safety program are capitalized and depreciated over the life of the assets. All recoveries are recorded as revenue. In the near term, the primary financial impact to AGLC from the pipeline safety program is reduced cash flow from operating and investing activities, as the timing related to cost recovery does not match the timing of when costs are incurred.

During the nine months ended June 30, 2001, approximately 206 miles of pipe were replaced and AGLC's capital expenditure and operation and maintenance costs related to the program were approximately $34.6 million and $5.4 million, respectively. For the same period last year 187 miles of pipe were replaced, and capital expenditure and operation and maintenance costs were $35.8 million and $6.6 million, respectively. This equates to 10% more pipe replacement over last year with 6% less in capital expenditure and operation and maintenance costs. All such amounts will be recovered through a combination of SFV rates and a pipeline safety revenue rider. On October 1, 1999, AGLC began recovering costs of the program through the pipeline safety revenue rider. The amount recovered during the nine months ended June 30, 2001 was approximately $2.8 million, compared to $1.5 million for the same period last year.

Since the inception of the pipeline replacement program in October 1998, AGLC has completed replacing approximately 701 miles or 30.5% of the 2,300 mile requirement. In addition, AGLC has incurred approximately $127.0 million in capital expenditure and $25.3 million in operation and maintenance costs, of which $4.8 million has been recovered from SFV rates and the pipeline safety revenue rider. In addition to the program being ahead of schedule at June 30, 2001, the program is operating under its established budget as a result of efficiencies in engineering, bidding, construction and project management.



            (The remainder of this page was intentionally left blank)

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

By March 31, 2001, AGLC had obtained approval from EPD of Corrective Action Plans for the nine Georgia MGP sites. In addition, AGL Resources recently entered into a Consent Order for cleanup of the MGP site in St. Augustine, Florida, and received a Record of Decision for one portion of the MGP site in Sanford, Florida. As these cleanup options and plans continue to develop and the cleanup contracts are entered into, AGLC should be able to provide a more specific estimate of the likely costs of its MGP program. Although the range of costs for each site has been refined as a result of greater certainty in the cleanup alternatives, at this time there still remains considerable variability in available cost estimates. By estimating, where possible, AGLC's share of investigation and cleanup costs at these sites, AGLC believes that the remaining cost of future actions at its MGP sites will be within a range of $144.8 to $186.6 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs, because its actual future investigation and cleanup costs may still be affected by a number of contingencies that cannot be quantified at this time. Consequently, as of June 30, 2001, AGLC has recorded the lower end of the range, or $144.8 million, as a liability and a corresponding regulatory asset.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an environmental response cost recovery rider. This rider allows the recovery of costs of investigation, testing, cleanup, and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from the rate payers in future years. During the three-month and nine-month periods ended June 30, 2001, AGLC recovered $3.4 million and $10.1 million, respectively, through its environmental response cost recovery rider. The regulatory asset increased by $12.0 million as a result of additional expenses incurred.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. AGLC has been actively pursuing those recoveries. There were no material recoveries during the three-month and nine-month periods ended June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk
-----------
AGL Resources is exposed to market risks associated with interest rates and commodity prices. At the direction of the Board of Directors, management has established comprehensive risk management policies to monitor and manage these market risks. AGL Resources' Risk Management Committee is responsible for the overall approval of risk management policies and the delegation of approval and authorization levels. The Risk Management Committee is comprised of senior executives who monitor market risk positions, corporate exposures, credit exposures and overall results of AGL Resources' risk management activities.

Interest Rate Risk
------------------
Interest rate fluctuations expose AGL Resources' variable-rate debt to changes in interest expense and cash flows. AGL Resources' variable-rate debt consisted of commercial paper, which amounted to $259.0 million as of June 30, 2001. Based on outstanding borrowings at quarter-end, a 10% change in market interest rates at June 30, 2001 would result in a change in annual pre-tax expense or cash flows of $1.1 million. As of June 30, 2001, $45.0 million of long-term fixed debt obligations mature in the following 12 months. Any new debt obtained to refinance this obligation would be exposed to changes in interest rates. A hypothetical 10% change in interest rates on this debt would not have a material effect on earnings.





          (The remainder of this page was intentionally left blank.)

                          PART II -- OTHER INFORMATION

"Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and should be read in conjunction therewith.

ITEM 1. LEGAL PROCEEDINGS

AGL Resources is a party, as both plaintiff and defendant, to a number of suits, claims and counterclaims on an ongoing basis. (See State Regulatory Activity, Federal Regulatory Activity, and Environmental Matters contained in Item 2 of Part I under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition.") Management believes that the outcome of all litigation in which AGL Resources is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits


     10.1 Employment agreement dated June 19, 2001 by and between Richard J. Duszynski and AGSC.

     10.2 Officer Incentive Plan.

     10.3 Annual Team Performance Incentive Plan for fiscal year 2001.

     10.4 Sequent Incentive Compensation Program.

     10.5 Offer of employment dated April 16, 2001 by and between Susan A. McLaughlin and AGL Resources.

     10.6 Separation agreement dated April 30, 2001 by and between Donald P. Weinstein and AGL Resources.



(b)      Reports on Form 8-K.

         On April 27, 2001, AGL Resources Inc. filed a Current Report on Form 8-K dated April 26, 2001, relating to an announcement regarding officer appointments at AGL Resources Inc., AGLC and Sequent, pursuant to Item 5 (Other Events) and Item 7(c)
         (Exhibits) of Form 8-K.

         On May 8, 2001, AGL Resources Inc. filed a Current Report on Form 8-K dated May 7, 2001, relating to materials used by management for a presentation at the American Gas Association conference held on May 8, 2001, pursuant to Item 7(c) (Exhibits) and Item 9 (Regulation FD Disclosure) of Form 8-K.

         On May 23, 2001, AGL Resources Inc. filed a Current Report on Form 8-K dated May 14, 2001, related to the sale of Trust Preferred Securities by AGL Capital Trust II, pursuant to Item 5 (Other Events) and Item 7(c) (Exhibits) of Form 8-K.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AGL Resources Inc.
                               -----------------------------------------------
                                                (Registrant)


 Date:  August 7, 2001                  /s/ Richard T. O'Brien
                               -----------------------------------------------
                                            Richard T. O'Brien
                               Senior Vice President & Chief Financial Officer
                                (Principal Accounting and Financial Officer)