Form 10-K405
period 2001-09-30
AGL RESOURCES INC
filed 2001-12-18
CIK 1004155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001	Commission File Number 1-14174

AGL RESOURCES INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2210952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
817 West Peachtree Street, N.W. Atlanta, Georgia 30308	404-584-9470
(Address and zip code of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of exchange on which registered
Common Stock, $5 Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
8% Trust Preferred Securities	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of November 30, 2001: $1,182,886,861

The number of shares of Common Stock outstanding as of November 30, 2001 was 55,197,707 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2001 Annual Report to Shareholders for AGL Resources Inc. for the fiscal year ended September 30, 2001 ("Annual Report") are incorporated herein by reference in Parts I and II and portions of the Proxy Statement for the Annual Meeting of Shareholders ("Proxy Statement") to be held February 1, 2002, are incorporated herein by reference in Part III.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 allows public companies to provide cautionary remarks about forward-looking statements that they make in documents that are filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements in Management's Discussion and Analysis include, but are not limited to, statements about the following:

  state and federal regulation;

  business prospects;

  industry trends;

  concentration of credit risk;

  environmental investigations and cleanups;

  quantitative and qualitative disclosures about market risk;

  propane operations; and

  changes required by the Public Utility Holding Company Act of 1935 ("PUHCA").

Important factors that could cause actual results to differ substantially from those in the forward-looking statements include, but are not limited to, the following:

  industrial, commercial, and residential growth in the service territories of AGL Resources Inc. and its subsidiaries ("AGL Resources");

  changes in price and demand for natural gas and related products;

  impact of changes in state and federal legislation and regulation on the gas and electric industries and on AGL Resources, including the impact of the current review of Atlanta Gas Light Company's rates by the Georgia Public Service Commission;

  effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, unknown risks related to nonregulated businesses, and unknown issues such as the stability of certificated marketers;

  review of natural gas deregulation in Georgia by the governor-appointed Natural Gas Consumer Protection Task Force;

  concentration of credit risk in certificated marketers;

  industry consolidation;

  impact of acquisitions and divestitures;

  changes in accounting policies and practices issued periodically by accounting standard-setting bodies;

  interest rate fluctuations, financial market conditions, and general economic conditions;

  uncertainties about environmental issues and the related impact of such issues;

  impact of changes in weather upon the temperature sensitive portions of the business; and

  other factors and the related impact of such factors.

NATURE OF OUR BUSINESS

AGL Resources is a registered public utility holding company that manages its business in three operating segments and one non-operating segment. AGL Resources Inc. and its subsidiaries are collectively referred to as "AGL Resources."

Distribution Operations Segment

The distribution operations segment includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies ("LDC"): Atlanta Gas Light Company ("AGLC"), Virginia Natural Gas, Inc. ("VNG") and Chattanooga Gas Company ("CGC").

Effective October 1, 2000, AGL Resources acquired all of the outstanding common stock of VNG, a wholly owned subsidiary of Consolidated Natural Gas Company and an indirect subsidiary of Dominion Resources, Inc ("DRI"). The purchase price of approximately $535 million, paid in cash, included approximately $7.5 million in working capital. The acquisition was accounted for as a purchase for financial accounting purposes, and as a result VNG's operations were consolidated with AGL Resources beginning October 1, 2000. The excess purchase price of $183.6 million over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which was amortized using a life of 40 years. Effective October 1, 2001, AGL Resources adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes natural gas in southeastern Virginia. Chattanooga distributes natural gas in the Chattanooga area of Tennessee. The Georgia Public Service Commission ("GPSC") regulates AGLC; the Virginia State Corporation Commission ("VSCC") regulates VNG and the Tennessee Regulatory Authority ("TRA") regulates Chattanooga. The GPSC, the VSCC, and the TRA regulate distribution operations with respect to rates, maintenance of accounting records, and various other matters. Generally, distribution operations utilize the same accounting policies and practices utilized by non-regulated companies for financial reporting under accounting principles generally accepted in the United States of America. However, sometimes the GPSC, VSCC, and the TRA order an accounting treatment different from that used by non-regulated companies to determine the rates charged to customers.

Wholesale Services Segment

The wholesale services segment includes the results of operations and financial condition of Sequent Energy Management, LP ("Sequent"), AGL Resources' asset optimization and wholesale trading and marketing company. Asset optimization focuses on capturing the value from idle or underutilized assets, typically by employing transactions that balance the needs of varying markets. During fiscal 2000, Sequent primarily provided gas procurement services to AGLC and CGC.

On November 30, 2001, Sequent reached an agreement with Enron for early termination of an asset management contract related to VNG. The two-year asset management contract authorized Enron to manage a comprehensive portfolio of natural gas supply, transmission and other energy services for Sequent, on behalf of VNG. Under the termination agreement, Sequent will assume the role of asset manager for VNG, effective December 1, 2001.

Energy Investments Segment

The energy investments segment includes the results of operations and financial condition of AGL Resources' investments in SouthStar Energy Services, LLC ("SouthStar") and US Propane LLC ("US Propane"), as well as its wholly owned subsidiaries, AGL Networks, LLC ("AGL Networks") and through the date of sale, Utilipro, Inc. ("Utilipro").

SouthStar is a joint venture in which a subsidiary of AGL Resources is a 50% owner, a subsidiary of Dynegy Holdings, Inc is a 20% owner and a subsidiary of Piedmont Natural Gas Company is a 30% owner. Although AGL Resources owns 50% of SouthStar, it does not have a controlling interest, as each owner has an equal vote within the governing board of SouthStar. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name Georgia Natural Gas Services.

On February 15, 2000, AGL Resources entered into a definitive agreement to combine its propane operations with the propane operations of Atmos Energy Corporation, Piedmont Natural Gas Company, and TECO Energy, Inc. The joint venture, which is called US Propane, subsequently combined US Propane's operations with Heritage Propane Partners ("Heritage Propane"). The transaction closed on August 10, 2000 (the propane transaction). Through this transaction, US Propane acquired ownership of the general partner, as well as certain limited partner units, of Heritage Propane, a master limited partnership that distributes propane throughout the United States. As a result of the transaction, AGL Resources has a 22.36% ownership interest in US Propane, which in turn owns 30.8% of Heritage Propane, and recognized a pre-tax and after-tax gain of $13.1 million and $10.7 million, respectively in the fourth quarter of fiscal 2000.

AGL Networks was formed on August 15, 2000 for the purpose of leasing to other telecommunications companies the underground infrastructure needed to deliver high-speed networks. On November 6, 2001, AGL Networks announced its purchase of a telecommunications network in Atlanta from ACSI Network Technologies, Inc. The purchase enables AGL Networks to get to market quicker and at less cost than would have been the case under AGL Networks' previously announced plan to build its own fiber-optic network.

Effective March 2, 2001, AGL Resources sold substantially all of the assets of Utilipro, which engaged in the sale of integrated customer care solutions and billing services to energy marketers in the United States, to Alliance Data Systems Corporation for $17.9 million, resulting in a pre-tax gain of $10.9 million.

Corporate Segment

The Corporate segment includes the results of operations and financial condition of AGL Resources' non-operating business units, including AGL Services Company ("AGSC") and AGL Capital Corporation. AGSC is a service company established in accordance with PUHCA. AGL Capital Corporation was established to finance the acquisition of VNG, refinance existing short-term debt; and fund ongoing financing needs of AGL Resources and its subsidiaries through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All of the costs associated with AGSC and the financing costs associated with AGL Capital Corporation are allocated to the operating segments, in accordance with PUHCA. Corporate also includes intercompany eliminations for transactions between operating business segments.

(The remainder of this page was left intentionally blank.)

State Regulatory Activity

The following regulatory activities have occurred or are in process with the GPSC:

  On August 24, 2001, the GPSC issued an Initiation of Earnings Review and Procedural and Scheduling Order ("Earnings Review Order") in Docket No. U-14311-U initiating an earnings review of AGLC. On September 7, 2001, AGLC filed a Motion of Reconsideration, or in the alternative, Motion to Defer Hearing Schedule ("Motion for Reconsideration of Earnings Review"), which requested the GPSC to reconsider, or in the alternative, defer its August 24, 2001 Earnings Review Order. On September 18, 2001, the GPSC denied AGLC's Motion for Reconsideration of Earnings Review, but did modify the procedure set forth in the Earnings Review Order.

The GPSC staff filed direct testimony, including its quantification of AGLC's revenue requirement, on November 16, 2001. If AGLC does not consent to the revenue requirement proposed by the staff, AGLC will file its quantification of revenue requirement on January 11, 2002. A final decision in this proceeding is set for April 29, 2002. Under the modified procedure and schedule, new rates will be effective May 1, 2002. AGLC cannot determine the outcome of the Earnings Review Order.

  AGLC filed a three-year, 2001-2004 Capacity Supply Plan ("Capacity Supply Plan") with the GPSC, which included agreements with AGL Resources' wholly owned subsidiary Sequent to manage interstate pipeline capacity and provide additional capacity for the more than 100,000 customers added since the last plan was submitted three years ago. On September 14, 2001, the GPSC rejected AGLC's proposed Capacity Supply Plan and adopted a capacity plan for AGLC, which AGLC did not endorse. Subsequently, in October 2001, AGLC petitioned for reconsideration and oral argument concerning the Capacity Supply Plan, as well as the capacity plan adopted by the GPSC on September 14, 2001, but not endorsed by AGLC. On November 5, 2001, the GPSC amended the capacity plan adopted on September 14, 2001 to allow AGLC to obtain an additional 68,000 dekatherms of peak day capacity.

In addition to approving AGL Resources' acquisition of VNG on July 28, 2000, the VSCC issued an order on September 25, 2000, approving transactions between VNG and other subsidiaries of AGL Resources. The September order permits the use of a services company to provide VNG with shared support services including legal, regulatory, finance, accounting, engineering, gas control and capacity planning services. Recovery of the costs associated with such services will continue to be subject to the rate and regulatory authority of the VSCC.

Rate Structure As required by the GPSC, effective February 1, 2001, AGLC implemented a seasonal rate design for the calculation of each residential customer's annual SFV capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Previously, AGLC billed certificated marketers for each residential customer's distribution costs in equal monthly installments. Generally, this change should result in residential customers being billed by the certificated marketers for a higher capacity charge in the winter months and a lower charge in the summer months. This requirement has an operating cash flow impact, but does not change AGLC's annual revenue recognition. As a result, AGLC continues to recognize its residential SFV capacity revenues for financial reporting purposes in equal monthly installments. Any difference between the billings under the new seasonal rate design and the SFV revenue recognized is deferred and reconciled on an annual basis. As of September 30, 2001, AGLC had unrecovered seasonal rates of approximately $10.2 million (included as a current asset in the Consolidated Balance Sheets) related to the difference between the billings under the new seasonal rate design and the SFV revenue recognized.

VNG and CGC employ rate structures that include volumetric rate designs that allow recovery of costs through gas usage. Revenues from sales and transportation services are recognized in the same period in which the related volumes are delivered to customers. VNG and CGC bill and recognize sales revenues from residential and certain commercial and industrial customers on the basis of scheduled meter readings. In addition, revenues are recorded for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. For wholesale and other commercial and industrial customers, revenues are based upon actual deliveries to the end of the period.

Transition to Competition Costs On October 19, 1999, the GPSC approved an order allowing AGLC to defer certain transition to competition costs for fiscal 2000 that AGLC considered to be "stranded" as a result of deregulation ("Order"). In accordance with the Order, AGLC deferred approximately $10 million in stranded costs for fiscal 2000. These stranded costs are recorded as a regulatory asset on AGLC's balance sheets and are being amortized over a five-year period beginning October 1, 1999. Of the total transition to competition costs, AGLC amortized $2.0 million during fiscal 2001, leaving an unamortized balance, net of deferred taxes, of $3.8 million at September 30, 2001. Management intends to seek recovery of these costs in connection with the Earnings Review Order Proceeding.

AGLC Pipeline Replacement Program On January 8, 1998, the GPSC issued procedures and set a schedule for hearings about alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that details a 10-year pipeline replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the program. All such amounts will be recovered through a combination of SFV rates and a pipeline safety revenue rider. October 1, 2001 marks the beginning of the fourth year of the 10-year pipeline replacement program. To date the total mileage of cast iron and bare steel pipe replaced is 750 miles. The most recent estimate of the total remaining costs of this program are approximately $597.7 million, of which $518.4 million is related to capital expenditures and $79.3 million is related to operation and maintenance costs. AGLC has recorded a long-term liability and a corresponding regulatory asset in the consolidated balance sheets as of September 30, 2001 in the amount of $518.4 million for the capital expenditures in connection with the Pipeline Replacement Program.

The capital expenditure costs incurred from the pipeline safety program are capitalized and depreciated over the life of the assets. The operation and maintenance costs are expensed as incurred. Recoveries, which are recorded as revenue, are based on a formula which allows AGLC to recover operation and maintenance costs that are in excess of those included in AGLC's current base rates; depreciation expense; and an allowed rate of return on the capital expenditures. In the near term, the primary financial impact to AGLC from the pipeline safety program is reduced cash flow from operating and investing activities, as the timing related to cost recovery does not match the timing of when costs are incurred. However, AGLC is allowed the recovery of carrying costs on the under recovered balance resulting from the timing mismatch.

During fiscal 2001, approximately 255 miles of pipe were replaced and AGLC's capital expenditure costs and operation and maintenance costs related to the program were approximately $50.0 million and $7.5 million, respectively. For fiscal 2000, 248 miles of pipe were replaced, and capital expenditure and operation and maintenance costs were $49.2 million and $8.4 million, respectively. On October 1, 1999, AGLC began recovering costs of the program through the pipeline safety revenue rider. The amount recovered during fiscal 2001 was approximately $3.7 million, compared to $2.0 million for fiscal 2000.

Since the inception of the pipeline replacement program in October 1998, AGLC has incurred approximately $142.3 million in capital expenditure costs and $27.4 million in operation and maintenance costs, of which $5.7 million has been recovered from SFV rates and the pipeline safety revenue rider. In addition to the program being ahead of schedule at September 30, 2001, the program is operating below its established budget as a result of efficiencies in engineering, bidding, construction and project management.

Energy Services Agreement On November 30, 2000, the VSCC issued its Order Granting Approval ("Approval Order") of an energy services agreement between VNG and Sequent, in which VNG designated Sequent as the manager of VNG's gas acquisition and management functions. The Approval Order directed VNG and Sequent to share in any gains realized from the management of VNG's gas assets each year. VNG will credit its portion of all gains from the sharing mechanism to its customers.

Weather Normalization. The weather normalization adjustment rider, authorized by the TRA to offset the impact of unusually cold or warm weather on customer billings and operating margin, remains in effect for CGC. VNG does not have a weather normalization adjustment rider.

Inventory Assignment. Pursuant to the Deregulation Act, certificated marketers, including AGLC's marketing affiliate Georgia Natural Gas Services, began selling natural gas to firm end-use customers at market-based prices in November 1998. Part of the unbundling process is the allocation of certain pipeline services that AGLC has under contract, including interstate pipeline transportation and gas storage.

In particular, AGLC has allocated the majority of its pipeline storage services that it has under contract to the certificated marketers, along with a corresponding amount of inventory based on the respective market share of the certificated marketers.

As of September 30, 2001, AGLC had $91.9 million in underground natural gas storage. This amount is retained storage used by AGLC to balance temporary differences between certificated marketers' expected and actual demand.

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

Environmental Matters

Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as manufactured gas plants ("MGP"), which AGLC ceased operating in the 1950s. AGLC has been associated with 10 MGP sites in Georgia and 3 in Florida. Because of recent environmental concerns, AGLC is required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division ("EPD") supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency ("EPA") has that responsibility.

For those elements of the MGP program where AGLC has engineering cost estimates, AGLC believes that the most likely cost of future actions at its MGP sites will be $163.0 million. This estimate still contains various engineering uncertainties, and could increase as contracts are entered into, perhaps by as much as 50%. For those elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available cost estimates. For these elements AGLC believes that the remaining cost of future actions at its MGP sites will be within a range of $8.0 million to $25.2 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of September 30, 2001, AGLC has recorded the sum of $163.0 million plus the lower end of the remaining range, $8.0 million, or a total of $171.0 million, as a liability and a corresponding regulatory asset. This figure does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast. AGLC has entered into cost-sharing arrangements with respect to several MGP sites.

As of September 30, 2000, AGLC had recorded a liability of $111.7 million. During fiscal 2001, the liability increased $59.3 million to $171.0 million. Previously, the liability was recorded based exclusively on a probabilistic model. During 2001, the estimates were revised to reflect future costs less amounts paid during the year for investigation and cleanup costs. The revision resulted in a corresponding increase in the unrecovered environmental response cost asset.

Competition

Distribution Operations

Distribution Operations is not in significant direct competition with any other distributors of natural gas to residential and small commercial customers. AGLC, VNG and CGC operate under franchise agreements granted them by the communities they serve. The principal competition is electric companies. Electric utilities offer electricity as a rival energy source and compete for the space heating, water heating and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential, commercial and industrial markets.

However, Distribution Operations does compete with alternative energy suppliers to distribute natural gas to large commercial and industrial customers. Those customers can switch to alternative fuels, including propane, fuel and waste oils, electricity and, in some cases, combustible wood by-products. AGLC also competes to distribute gas to large commercial and industrial customers who seek to bypass AGLC's distribution system.

Pursuant to the GPSC's rate case order of June 30, 1998, AGLC has been able to price distribution services to large commercial and industrial customers in one of three ways:

  GPSC-approved rates in AGLC's tariff;

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

Wholesale Services

Sequent, although regionally focused, competes with national and regional full service energy providers, energy merchants, and producers and pipelines, some who are larger and better capitalized with national and global exposure for sales based on its ability to aggregate competitively priced commodities from the firm transportation capacity of AGL Resources.

Natural gas competes with other forms of energy including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and regulations, the capability to convert to alternative fuels and other factors, including weather, affect demand for natural gas and the level of business of natural gas assets. In addition, increased availability of pricing information to industry participants will continue to exert downward pressure on profit margins in the industry.

Energy Investments

AGL Resources engages in several competitive, energy-related businesses, including gas supply services, wholesale and retail propane sales, and the sale of energy-related products and services for residential, commercial, and industrial customers throughout the Southeast. The energy-related businesses are not regulated and typically face competition from other companies in the same or similar businesses.

SouthStar competes with other energy marketers, including certificated marketers in Georgia, to provide natural gas and related services to customers in Georgia and the Southeast. SouthStar began marketing natural gas to all customers in Georgia during the first quarter of fiscal 1999. Marketing efforts during the transition to competition in Georgia consisted of advertising and promotional campaigns. As of September 30, 2001, SouthStar had the largest market share among approximately eight certificated and active marketers in Georgia.

AGL Networks competes with national and regional telecommunication companies who lease conduit and dark fiber optic cable in metropolitan Atlanta, some of which are Southern Telecom, Level 3, and Metromedia Fiber Networks. With the purchase of ACSI's network, AGL Networks will have the largest fiber optic network in metropolitan Atlanta.

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

Employees

On September 30, 2001, AGL Resources and its subsidiaries had 2,300 employees, this compares with 1,938 at September 30, 2000. Of that total, approximately 600 employees are covered under collective bargaining agreements. There are currently six collective bargaining agreements, with the Teamster contract representing the largest group of 360 employees. The Teamster agreement expired in September 2000, and a new agreement, which is effective through March 2003, was reached on October 27, 2000. Contracts were signed this year with the Utility Workers Union in Chattanooga and Cleveland, Tennessee that expires in April 2004. An agreement was also reached with the Operating Engineers Union in Savannah that expires in September of 2004. The contract with the International Brotherhood of Electrical Workers at VNG, which represents approximately 180 employees, expires in May of 2002.

(The remainder of this page was left intentionally blank.)

ITEM 2. PROPERTIES

AGL Resources considers its properties and the properties of its subsidiaries to be well maintained, in good operating condition and suitable for there intended purposes.

At September 30, 2001, the gross property, plant and equipment was valued at approximately $3.1 billion. The largest portion of this investment (96.9%) is within the Distribution Operations segment. The principal components are distribution systems, LNG storage and production, and office and facility space.

The distribution systems and related facilities of AGLC, VNG and CGC serve most of Georgia, southeastern Virginia and the Chattanooga area of Tennessee, respectively. As of September 30, 2001, distribution operations had approximately 34,400 miles of distribution and transportation mains, approximately 1,660,000 services and approximately 8.3 million Mcf of LNG storage capacity in four LNG plants to supplement the gas supply in very cold weather or emergencies. dist_oper.jpg

AGL Resources owns or leases approximately 680,000 square feet of office, warehouse, and facility space throughout its operating areas. These spaces are used for current operations of all segments. The Distribution Operations comprises 512,000 square feet, Wholesale Services 16,000 square feet, Energy Investments 2,000 square feet, and Corporate 150,000 square feet.

With the purchase of ACSI's network, AGL Networks will own 36,000 fiber miles, 1,000 conduit miles and will have a footprint of 160 miles throughout metropolitan Atlanta. aglnetworks.jpg

ITEM 3. LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding these proceedings, see the preceding sections in Part I, Item 1, "Business - State Regulatory Matters", "Business - Environmental Matters", and "Business - Significant Customers."

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

ITEM 4. (A). EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G (3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of AGL Resources. Unless otherwise indicated, the information set forth is as of September 30, 2001.

Paula G. Rosput, age 44, President and Chief Executive Officer of AGL Resources since 2000; Chairman of AGLC since 2000; President and Chief Executive Officer of AGLC from August 2000 until April 2001; President and Chief Operating Officer of AGLC from 1998 until 2000; President and Chief Executive Officer of Duke Energy Power Services, Inc., a subsidiary of Duke Energy from 1997 until September 1998; President of PanEnergy Power Services, Inc. from 1995 until 1997; and Senior Vice President of Pacific Gas Transmission Company from 1988 until 1995. Ms. Rosput has been a director since August 2000.

Susan A. McLaughlin, age 49, Executive Vice President and Chief Operating Officer of AGL Resources since April 2001; President and Chief Executive Officer of AGLC and CGC since April 2001; Chief Executive Officer of VNG since April 2001; President of Consumer Services at BellSouth Telecommunications, Inc. from 1998 to 2000; Vice President and Chief Operating Officer of Eastman Kodak's Professional Division a subsidiary of Eastman Kodak Company Inc. from 1996 to 1998; President of Kodak Imaging Services from 1995 to 1996.

Kevin P. Madden, age 49, Executive Vice President - Legal, Governmental and Regulatory Strategy of AGL Resources since October 2001; Over twenty-one years of experience at the Federal Energy Regulatory Commission (FERC), most recently as General Counsel and Chief Legal Advisor.

Richard T. O'Brien, age 47, Executive Vice President and Chief Financial Officer of AGL Resources since April 2001; Vice President of Mirant Corporation from 2000 to 2001; Executive Vice President and Chief Operating Officer of PacifiCorp from 1998 to 2000; Senior Vice President and Chief Financial Officer PacifiCorp from 1995 to 1998; Vice President - Finance PacifiCorp from 1993 to 1995.

Richard J. Duszynski, age 44, President and Chief Executive Officer of Sequent since April 2001; Acting President and Chief Operating Officer of AGLC from November 2000 until April 2001; Previous positions include, Principal Consultant of Management Advisors Inc.; Executive Vice President of the Western Region of Duke Energy Power Services, a subsidiary of Duke Energy Corporation; President, World Wide Salt Business of Harris Chemical Group, Inc.; and 13 years with Basis Petroleum, a wholly-owned subsidiary of Salomon Inc., and an affiliate of Phibro Energy, Inc.

Melanie M. Platt, age 47, Senior Vice President of Business Support and Corporate Secretary of AGL Resources since August 2001; Vice President of Investor Relations from June 1998 to August 2001; Vice President and Corporate Secretary of AGLR from 1995 to 2000; Attorney, Long Aldridge and Norman LLP from 1985 to 1994.

Paul R. Shlanta, age 44, Senior Vice President and General Counsel of AGL Resources and AGLC since September 1998; and a principal with Rowe, Foltz & Martin, P.C., an Atlanta law firm, from 1994 until 1998.

There are no family relationships among the executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption "Shareholder Information" on page 62 in the Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption "Selected Financial Data" on page 19 in the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 33 in the Annual Report and is incorporated herein by reference.

ITEM 7.(A) QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 33 in the Annual Report and is incorporated herein by reference.

The remainder of this page was intentionally left blank.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item with respect to financial statements is set forth on pages 34 through 60 in the Annual Report. Such information is incorporated herein by reference and includes:

  Consolidated Balance Sheets as of September 30, 2001 and 2000.

  Statements of Consolidated Income for the years ended September 30, 2001, 2000 and 1999.

  Statements of Consolidated Common Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999.

  Statements of Consolidated Cash Flows for the years ended September 30, 2001, 2000 and 1999.

  Notes to Consolidated Financial Statements.

  Independent Auditors' Report.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. The information required by this item with respect to the executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K, set forth at Part I, Item 4.(A) of this report under the caption "Executive Officers of the Registrant."

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report:

1. Financial Statements

Included under Item 8 are the following financial statements:

    Consolidated Balance Sheets as of September 30, 2001 and 2000.

    Statements of Consolidated Income for the Years Ended September 30, 2001, 2000 and 1999.

    Statements of Consolidated Common Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.

    Statements of Consolidated Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.

    Notes to Consolidated Financial Statements.

    Independent Auditors' Report.

2. Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended September 30, 2001

    Independent Auditors' Report.

    Financial Statement Schedule II. Valuation and Qualifying Account -Allowance for Uncollectible Accounts.

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

2.2 First Amendment to Stock Purchase Agreement dated October 1, 2000 by and between AGL Resources Inc. and Consolidated Natural Gas Company, Virginia Natural Gas, Inc. and Dominion Resources, Inc. (Exhibit 2.2, AGL Resources Inc. Current Report on Form 8-K dated October 18, 2000)

3.1 Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

3.2 Bylaws, as amended and restated on October 30, 2001.

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

4.4 First Supplemental Indenture dated as of March 16, 1992, between Atlanta Gas Light Company and NationsBank of Georgia, National Association, as Successor Trustee (Exhibit 4(a), Atlanta Gas Light Company Registration Statement on Form S-3, No. 33-46419).

10.1 Executive Compensation Plans and Arrangements.

10.1.a AGL Resources Inc. Long-Term Incentive Plan (Exhibit 10.1.f, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

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

10.1.k Sixth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.a, AGL Resources Form 10-Q for the quarter ended March 31, 1998).

10.1.l Seventh Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1, AGL Resources Form 10-Q for the quarter ended December 31, 1998).

10.1.m Eighth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.n AGL Resources Inc. Nonqualified Savings Plan as amended and restated as of January 1, 2001.

10.1.o AGL Resources Inc. Non-Employee Directors Equity Compensation Plan (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.p First Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.q Second Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.r Third Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.4, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.s AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Form 10-Q for the quarter ended December 31, 1997).

10.1.t First Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.5, AGL Resources Form 10-Q for the quarter ended March 31, 2000).

10.1.u Form of Continuity Agreement between AGL Resources Inc. and certain executive officers (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 2000).

10.1.v Continuity Agreement dated August 28, 2000, by and between AGL Resources Inc. and Paula G. Rosput.

10.1.w Compensation Agreement dated September 27, 2000, by and between AGL Resources Inc. and Donald P. Weinstein.

10.1.x Separation Agreement dated November 10, 2000, in substantially the form entered into by and between AGL Resources Inc. and Michele H. Collins.

10.1.y Employment Agreement dated June 19, 2001 by and between Richard J. Duszynski and AGSC (Exhibit 10.1, AGL Resources Form 10-Q for the quarter ended June 30, 2001).

10.1.z AGL Resources Inc. Officer Incentive Plan (Exhibit 10.2, AGL Resources Form 10-Q for the quarter ended June 30, 2001).

10.1.aa AGL Resources Inc. Annual Team Performance Incentive Plan for fiscal 2001 (Exhibit 10.3, AGL Resources Form 10-Q for the quarter ended June 30, 2001).

10.1.ab Sequent Incentive Compensation Program (Exhibit 10.4, AGL Resources Form 10-Q for the quarter ended June 30, 2001).

10.1.ac Offer of Employment dated April 16, 2001 by and between Susan A. McLaughlin and AGL Resources (Exhibit 10.5, AGL Resources Form 10-Q for the quarter ended June 30, 2001).

10.1.ad Separation Agreement dated April 30, 2001 by and between Donald P. Weinstein and AGL Resources (Exhibit 10.6, AGL Resources Form 10-Q for the quarter ended June 30, 2001).

10.2 Guaranty Agreement effective November 1, 1998 between Atlanta Gas Light Company and AGL Resources Inc (Exhibit 10.68, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.3 Indemnification Agreement entered into on January 15, 1999 between Piedmont Propane Company and AGL Resources Inc. (Exhibit 10.69, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.4 Indemnification Agreement entered into on January 15, 1999 between Dynegy Inc. and AGL Resources Inc. (Exhibit 10.70, AGL Resources Form 10-K for the fiscal year ended September 30, 1999).

10.5 Loan Agreement effective June 30, 1999 between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company, and Dynegy Hub Services Inc. (Exhibit 10.71, AGL Resources Form 10-K for the fiscal year ended September 30, 1999)

10.6 Form of Commercial Paper Dealer Agreement between AGL Capital Corporation, as Issuer, AGL Resources Inc., as Guarantor, and the Dealers named therein, dated September 25, 2000. (Exhibit 10.79, AGL Resources Form 10-K for the fiscal year ended September 30, 2000)

10.7 Guarantee of AGL Resources Inc. dated October 5, 2000. (Exhibit 10.80, AGL Resources Form 10-K for the fiscal year ended September 30, 2000)

10.8 Issuing and Paying Agency Agreement dated September 25, 2000, between AGL Capital Corporation and The Bank of New York. (Exhibit 10.81, AGL Resources Form 10-K for the fiscal year ended September 30, 2000)

10.9 Master Management Services Agreement dated April 24, 2000, by and between Atlanta Gas Light Company and Environmental ThermoRetec Consulting Corporation. (Exhibit 10.1, AGL Resources 10-Q for the quarter ended June 30, 2000.) (Confidential treatment pursuant to 17 CFR Sections 200.80 (b) and 240.24b-2 has been granted regarding certain portions of this exhibit, which portions have been filed separately with the Commission.) (Exhibit 10.82, AGL Resources Form 10-K for the fiscal year ended September 30, 2000)

10.10 Credit Agreement dated October 4, 2001, by and between AGL Resources Inc., AGL Capital Corporation, as Borrower, and the Lenders named therein.

10.11 Guarantee dated October 4, 2001, by and between AGL Resources Inc., the Grantor and SunTrust Bank, as Administrative Agent for the Lenders named in the Credit Agreement dated October 4, 2001 by and between AGL Capital Corporation, as Borrower and the Lenders named therein.

11 None.

12 Statements of reasonable computation of ratios.

13 Portions of the AGL Resources Inc. 2001 Annual Report to Shareholders.

16 None.

18 None.

21 Subsidiaries of AGL Resources Inc.

22 None.

23 Independent Auditors' Consent.

24 Powers of Attorney (included with Signature Page hereto).

The remainder of this page was intentionally left blank.

(b) Reports on Form 8-K

    On August 27, 2001, AGL Resources filed a Current Report on Form 8-K dated August 27, 2001, containing: "Item 5 - Other Events" - Exhibit 99.1 - Form of Press Release, dated August 27, 2001; and "Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits".

    On September 21, 2001, AGL Resources filed a Current Report on Form 8-K dated September 21, 2001, containing: "Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits" - Exhibit 99.1 - Form of Press Release, dated September 21, 2001; and "Item 8 - Change in Fiscal Year".

The remainder of this page was intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2001.

AGL RESOURCES INC.

By: /s/ Paula G. Rosput

Paula G. Rosput

President and Chief Executive Officer &

Power of Attorney

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Paula G. Rosput, Paul R. Shlanta and Richard T. O'Brien, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 18, 2001.

Signatures	Title

/s/ Paula G. Rosput	President and Chief Executive Officer
Paula G. Rosput	(Principal Executive Officer) and Director

/s/ Richard T. O'Brien	Executive Vice President and Chief Financial Officer
Richard T. O'Brien	(Principal Accounting and Financial Officer)

/s/ D. Raymond Riddle	Chairman
D. Raymond Riddle

/s/ Frank Barron, Jr.	Director
Frank Barron, Jr.

/s/ Otis A. Brumby, Jr.	Director
Otis A. Brumby, Jr.

/s/ Robert S. Jepson, Jr.	Director
Robert S. Jepson, Jr.

/s/ Wyck A. Knox, Jr.	Director
Wyck A. Knox, Jr.

/s/ Dennis M. Love	Director
Dennis M. Love

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ James A. Rubright	Director
James A. Rubright

/s/ Felker W. Ward, Jr.	Director
Felker W. Ward, Jr.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of AGL Resources Inc.:

We have audited the consolidated balance sheets of AGL Resources Inc. and subsidiaries of September 30, 2001 and 2000 and the related statements of consolidated income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001 and have issued our report thereon dated October 23, 2001; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of AGL Resources Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of AGL Resources Inc.'s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia

October 23, 2001

Schedule II

AGL Resources Inc. and Subsidiaries

Valuation and Qualifying account - Allowance for Uncollectible Accounts for the years ended September 30, 2001, 2000 and 1999

In millions	2001	2000	1999

Balance, beginning of year	$8.3	$4.3	$4.1
Addition:
Provisions charged to income	10.1	6.0	12.4

Total	18.4	10.3	16.5
Deduction:
Accounts written off as uncollectible, net	5.0	2.0	12.2

Balance, end of year	$13.4	$8.3	$4.3