Form 10-Q
period 2001-12-31
AGL RESOURCES INC
filed 2002-01-28
CIK 1004155

3: EDGAR-ONLINE SEC Document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 2001 to December 31, 2001

	Registrant; State of Incorporation;	I.R.S. Employer
Commission File Number	Address; and Telephone Number	Identification Number

1-14174	AGL RESOURCES INC.	58-2210952
(A Georgia Corporation)
817 West Peachtree Street, N.W.
Suite 1000
Atlanta, Georgia 30308
404-584-9470

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001.
Common Stock, $5.00 Par Value
Shares Outstanding at December 31, 2001	55,568,054

AGL RESOURCES INC.

Transition Report on Form 10-Q

For the Transition Period from October 1, 2001 to December 31, 2001

TABLE OF CONTENTS

Item Number		Page
	PART I - FINANCIAL INFORMATION

1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3
	Condensed Statements of Consolidated Income	5
	Condensed Consolidated Statements of Cash Flow	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management's Discussion and Analysis of Results of Operations and Financial Condition	13
3	Quantitative and Qualitative Disclosure about Market Risk	22

	PART II - OTHER INFORMATION

1	Legal Proceedings	23
2	Changes in Securities and Use of Proceeds	23
3	Defaults upon Senior Securities	23
4	Submission of Matters to a Vote of Security Holders	23
5	Other Information	23
6	Exhibits and Reports on Form 8-K	24

	SIGNATURES	25

PART I - FINANCIAL INFORMATION

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In millions	December 31, 2001	September 30, 2001
---------------------------------------------------------------	-------------	--------------
Current assets
Cash and cash equivalents	$22.3	$2.8
Receivables
Gas (less allowance for uncollectible accounts of $3.4 at December 31, 2001 and $6.8 at September 30, 2001)	73.5	55.0
Other (less allowance for uncollectible accounts of $3.8 at December 31, 2001 and $6.6 at September 30, 2001)	7.3	4.8
Unbilled revenues	23.2	6.5
Inventories
Natural gas stored underground	149.9	110.5
Liquefied natural gas	5.0	3.1
Materials and supplies	5.5	5.9
Unrecovered seasonal rates	11.2	10.2
Other current assets	14.7	18.6
---------------------------------------------------------------	-------------	--------------
Total current assets	312.6	217.4
----------------------------------------------------------------	-------------	--------------
Property, plant and equipment
Property, plant and equipment	3,144.7	3,097.9
Less accumulated depreciation	1,059.5	1,039.0
-----------------------------------------------------------------	-------------	-------------
Property, plant and equipment-net	2,085.2	2,058.9
-----------------------------------------------------------------	-------------	-------------
Deferred debits and other assets
Unrecovered pipeline replacement costs	514.9	525.2
Unrecovered environmental response costs	243.2	239.7
Goodwill, net of amortization of $3.9	176.2	176.2
Investments in joint ventures	74.9	69.7
Unrecovered postretirement benefit costs	11.2	11.2
Assigned natural gas stored underground	-	34.1
Other	43.7	35.7
----------------------------------------------------------------	-------------	--------------
Total deferred debits and other assets	1,064.1	1,091.8
----------------------------------------------------------------	-------------	--------------
Total assets	$3,461.9	$3,368.1
======================================	========	========

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In millions	December 31, 2001	September 30, 2001
-----------------------------------------------------------------	--------------	------------
Current liabilities
Short-term debt	$384.7	$303.4
Accounts payable-trade	98.0	82.4
Current portion of long-term debt	93.0	45.0
Accrued taxes	30.3	50.3
Accrued interest	21.1	25.1
Customer deposits	13.9	12.7
Accrued wages and salaries	9.7	21.1
Other	58.5	46.6
-----------------------------------------------------------------	-------------	------------
Total current liabilities	709.2	586.6
-----------------------------------------------------------------	-------------	------------
Accumulated deferred income taxes	268.8	255.5
-----------------------------------------------------------------	-------------	------------
Long-term liabilities
Accrued pipeline replacement costs	506.7	518.4
Accrued environmental response costs	171.0	171.0
Accrued postretirement benefit costs	49.4	48.3
Accrued pension costs	7.6	6.4
-----------------------------------------------------------------	-------------	------------
Total long-term liabilities	734.7	744.1
-----------------------------------------------------------------	-------------	------------
Deferred credits
Unamortized investment tax credit	21.5	21.8
Regulatory tax liability	14.4	14.6
Other	8.2	9.2
-----------------------------------------------------------------	--------------	------------
Total deferred credits	44.1	45.6
-----------------------------------------------------------------	--------------	------------
Capitalization
Long-term debt	797.0	845.0
Subsidiaries obligated mandatorily redeemable preferred securities	218.0	219.9
Common shareholders' equity, $5 par value, shares issued of 57.8 at December 31, 2001 and September 30, 2001	729.1	718.9
Less shares held in Treasury, at cost, of 2.2 at December 31, 2001 and 2.7 at September 30, 2001	(39.0)	(47.5)
------------------------------------------------------------------	--------------	------------
Total capitalization	1,705.1	1,736.3
------------------------------------------------------------------	--------------	------------
Total liabilities and capitalization	$3,461.9	$3,368.1
======================================	========	=======

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED
DECEMBER 31, 2001 AND 2000
(UNAUDITED)

	Three Months
In millions, except per share amounts	2001	2000
---------------------------------------------------------	----------	---------
Operating revenues	$325.7	$294.8
Cost of sales	173.8	130.8
---------------------------------------------------------	----------	---------
Operating margin	151.9	164.0
Operating expenses	97.3	108.7
---------------------------------------------------------	----------	---------
Operating income	54.6	55.3
Other income	7.7	5.2
---------------------------------------------------------	----------	---------
Earnings before interest and taxes (EBIT)	62.3	60.5
Interest expense	23.8	24.7
---------------------------------------------------------	----------	---------
Earnings before income taxes	38.5	35.8
Income taxes	13.6	13.3
---------------------------------------------------------	----------	---------
Net income	$24.9	$22.5
==================================	=====	=====
Earnings per common share
Basic	$0.45	$0.41
Diluted	$0.45	$0.41
Weighted average number of common shares outstanding
Basic	55.3	54.1
Diluted	55.6	54.5
Cash dividends paid per common share	$0.27	$0.27
---------------------------------------------------------	----------	---------

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

	Three Months
In millions	2001	2000
--------------------------------------------------------------------------------------------------	-------	--------
Cash flows from operating activities
Net income	$24.9	$22.5
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	23.2	26.4
Equity in joint venture earnings	(5.2)	(6.7)
Deferred income taxes	13.3	1.0
Other	(0.3)	(0.4)
Changes in certain assets and liabilities, net of assets and liabilities acquired
Receivables	(37.7)	(96.1)
Accrued taxes	(20.0)	26.2
Inventories	(6.8)	(0.8)
Accrued interest	(4.0)	(9.1)
Environmental response costs - net	(3.5)	(2.6)
Pipeline replacement costs - net	(1.4)	-
Unrecovered seasonal rates	(1.0)	-
Customer deposits	1.2	13.0
Purchased gas adjustment	12.4	(7.2)
Accounts payable	15.6	24.8
Other - net	(15.7)	27.6
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow (used in) provided by operating activities	(5.0)	18.6
---------------------------------------------------------------------------------------------------	-------	--------
Cash flows from financing activities
Net payments and borrowings of short-term debt	81.3	557.4
Sale of treasury shares	7.2	2.0
Dividends paid on common shares	(14.9)	(14.4)
Other	0.3	-
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow provided by financing activities	73.9	545.0
---------------------------------------------------------------------------------------------------	-------	--------
Cash flows from investing activities
Acquisition of VNG, net of cash acquired	-	(539.7)
Property, plant and equipment expenditures	(51.9)	(34.6)
Cash received from joint ventures	-	11.1
Retirements, net of removal costs and salvage	(4.6)	(2.3)
Other	7.1	1.9
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow used in investing activities	(49.4)	(563.6)
---------------------------------------------------------------------------------------------------	-------	--------
Net increase in cash and cash equivalents	19.5	-
Cash and cash equivalents at beginning of period	2.8	2.0
---------------------------------------------------------------------------------------------------	-------	--------
Cash and cash equivalents at end of period	$22.3	$2.0
=========================================================	====	=====
Cash paid during the period for
Interest	$28.3	$32.3
Income taxes	39.3	0.4
---------------------------------------------------------------------------------------------------	-------	--------

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Our Business

AGL Resources is a registered public utility holding company that manages its business in three operating segments and one nonoperating segment. AGL Resources and its subsidiaries are collectively referred to as AGL Resources.

Distribution Operations Segment

The distribution operations segment includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: Atlanta Gas Light Company (AGLC), Virginia Natural Gas, Inc. (VNG) and Chattanooga Gas Company (CGC).

AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes natural gas in southeastern Virginia. CGC distributes natural gas in the Chattanooga area of Tennessee. The Georgia Public Service Commission (GPSC) regulates AGLC; the Virginia State Corporation Commission (VSCC) regulates VNG; and the Tennessee Regulatory Authority (TRA) regulates CGC. The GPSC, the VSCC and the TRA regulate distribution operations with respect to rates, maintenance of accounting records and various other matters. Generally, distribution operations utilizes the same accounting policies and practices utilized by nonregulated companies for financial reporting under accounting principles generally accepted in the United States of America. However, sometimes the GPSC, the VSCC and the TRA order an accounting treatment different from that used by nonregulated companies to determine the rates charged to customers.

Wholesale Services Segment

The wholesale services segment includes the results of operations and financial condition of Sequent Energy Management, LP (Sequent), AGL Resources' asset optimization and wholesale trading and marketing company. Asset optimization focuses on capturing the value from idle or underutilized assets, typically by employing transactions that balance the needs of varying markets.

On November 30, 2001, Sequent reached an agreement with Enron North America Corp. (Enron) for early termination of an asset management contract related to VNG. The two-year asset management contract authorized Enron to manage a comprehensive portfolio of natural gas supply, transmission and other energy services for Sequent, on behalf of VNG. Under the termination agreement, Sequent assumed the role of asset manager for VNG, effective December 1, 2001.

Energy Investments Segment

The energy investments segment includes the results of operations and financial condition of AGL Networks, LLC (AGL Networks) as well as AGL Resources' investments in SouthStar Energy Services, LLC (SouthStar) and US Propane LLC (US Propane).

SouthStar is a joint venture in which a subsidiary of AGL Resources is a 50% owner; a subsidiary of Dynegy Holdings, Inc. is a 20% owner; and a subsidiary of Piedmont Natural Gas Company is a 30% owner. Although AGL Resources owns 50% of SouthStar, it does not have a controlling interest, as each owner has an equal vote within the governing board of SouthStar. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name Georgia Natural Gas Services.

AGL Networks was formed on August 15, 2000, for the purpose of leasing to other telecommunications companies the underground infrastructure needed to deliver high-speed telecommunications networks. On November 6, 2001, AGL Networks announced its purchase of a telecommunications network in Atlanta from ACSI Network Technologies, Inc. The purchase enables AGL Networks to get to market quicker and at less cost than would have been the case under its previously announced plan to build a fiber-optic network of its own.

Corporate Segment

The corporate segment includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGL Services Company (AGSC) and AGL Capital Corporation. AGSC is a service company established in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). AGL Capital Corporation was established to finance the acquisition of VNG; refinance existing short-term debt; and fund ongoing financing needs of AGL Resources and its subsidiaries through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All the costs associated with AGSC and the financing costs associated with AGL Capital Corporation are allocated to the operating segments, in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

2. Significant Accounting Policies

For a summary of AGL Resources' accounting policies, please refer to AGL Resources' Annual Report on Form 10-K for the year ended September 30, 2001.

Change in Fiscal Year End

On September 20, 2001, the Board of Directors of AGL Resources Inc. elected to change the Company's fiscal year end from September 30 to December 31 effective immediately, as announced in its current report on Form 8-K filed on September 21, 2001. The three-month period ended December 31, 2001 is the Company's transition period. This Transition Report on Form 10-Q presents the Company's results of operations for the three-month period ended December 31, 2001.

Goodwill and Other Intangible Assets

During July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and an annual impairment test thereafter. AGL Resources adopted SFAS No. 142 effective October 1, 2001. As a result, goodwill amortization of approximately $5 million on an annualized basis ceased. No impairment charges have been recognized as a result of the adoption of SFAS No. 142.

3. Earnings Per Common Share and Common Stockholders' Equity

Basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur when common share equivalents are added to common shares outstanding. Diluted earnings per common share are calculated quarterly and the number of incremental shares to be included at year-end is the weighted average of each quarterly calculation. AGL Resources' potential common share equivalents are derived from performance units whose future issuance is contingent upon the satisfaction of certain performance criteria and stock options whose exercise prices were less than the average market price of the common shares for the respective periods. Performance units totaling 11,430 and 6,574 qualified as common share equivalents as of December 31, 2001 and 2000, respectively. An average of 285,534, and 377,207 incremental shares qualified as potential common shares during the three-month periods ended December 31, 2001 and 2000, respectively, because the exercise prices of those options were less than the average market price of the common shares for the respective periods.

During the three-month periods ended December 31, 2001 and 2000, AGL Resources issued 491,000 shares and 195,764 shares of common stock out of treasury, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan (RSP Plan); the Long-Term Stock Incentive Plan (LTSIP); the Long-Term Incentive Plan (LTIP); and the Non-Employee Directors Equity Compensation Plan (Directors Plan).

4. Risk Management

AGL Resources is exposed to market risks associated with interest rates and commodity prices. At the direction of the Board of Directors, management has established comprehensive risk management policies to monitor and manage these market risks. AGL Resources' Risk Management Committee is responsible for the overall approval of risk management policies and the delegation of approval and authorization levels. The Risk Management Committee consists of senior executives who monitor market risk positions, corporate exposures, credit exposures and overall results of AGL Resources' risk management activities.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AGL Resources adopted SFAS No. 133 on October 1, 2000. The impact of the adoption of SFAS No. 133 on AGL Resources' consolidated financial statements at October 1, 2000 was immaterial.

On November 30, 2001, AGL Capital Corporation entered into two Interest Rate Swap Transactions (Swaps) in the aggregate amount of $75.0 million as a hedge against the fair value of the AGL Capital Trust II's 8% Trust Preferred Securities due 2041. Pursuant to the Swaps, AGL Capital Corporation will receive future interest rate payments on $75.0 million at an annual 8% interest rate, and pay floating interest rates on $75.0 million. AGL Capital Corporation will pay interest each May 15, August 15, November 15 and February 15 at three-month LIBOR plus 1.315%, with no floor or ceiling. The expiration date of the Swaps is May 15, 2041, unless terminated earlier or called. Each quarter, AGL Capital will record a long-term asset or liability to reflect the assessed change in fair value of the Swaps to AGL Capital Corporation. The fair value is zero at inception, however the fair value changes as interest rates change from the original settlement date. At December 31, 2001, the fair value of thes e Swaps is $2.2 million, which is included as a liability in other deferred credits.

Sequent follows Emerging Issues Task Force (EITF) Issue No. 98-10 (EITF 98-10) (Accounting for Contracts Involved in Energy Trading and Risk Management Activities) in reporting the fair value of its energy contracts and any changes in earnings. EITF 98-10 also provides Sequent factors to consider for purposes of identifying energy trading activities.

Sequent enters into various gas put and/or call agreements as part of its trading activities, which primarily focus on: (1) managing AGL Resources' overall gas costs, (2) generating premium income on options and (3) ensuring adequate gas reserves. The contract terms normally last one calendar month and are designed to protect AGL Resources against the adverse effects that daily gas index fluctuations may have on gas purchases.

During the three months ended December 31, 2001, AGL Resources recorded an unrealized gain of $2.0 million related to derivative instruments as a result of trading activities.

5. Environmental Matters

Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as manufactured gas plants (MGPs), which AGLC ceased operating in the 1950s. Because of recent environmental concerns, AGLC is required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

AGLC has been associated with 10 MGP sites in Georgia and 3 in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the state Environmental Protection Division (EPD) supervises the investigation and cleanup of MGP sites. In Florida, the U.S. Environmental Protection Agency (EPA) has that responsibility.

As of December 31, 2001, AGLC has obtained approval from EPD of corrective action plans for nine Georgia sites. In addition, AGLC, along with other parties, has started an EPA-approved cleanup in St. Augustine, Florida, and expects to receive EPA approval for the first phase of cleanup in Sanford, Florida, within the next few months.

AGLC has historically reported cleanup cost estimates for remediation based on probabilistic models of potential costs. As cleanup options and plans continue to develop and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. Accordingly, AGLC has updated its MGP cleanup cost estimates, where possible, to reflect these engineering estimates. For those elements of the MGP program where AGLC has engineering cost estimates, AGLC believes that the most likely cost of future actions at its MGP sites will be $163.0 million. This estimate still contains various engineering uncertainties, and could increase as contracts are entered into, perhaps by as much as 50%. For those elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available cost estimates. For these elements AGLC believes that the remaining cost of f uture actions at its MGP sites will be within a range of $8.0 million to $25.2 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of December 31, 2001, AGLC has recorded the sum of $163.0 million plus the lower end of the remaining range, $8.0 million, or a total of $171.0 million, as a liability and a corresponding regulatory asset. This figure does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses, or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an environmental response cost recovery rider. It allows the recovery of costs of investigation, testing, cleanup and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from the ratepayers in future years. During the three months ended December 31, 2001, AGLC recovered $3.9 million through its environmental response cost recovery rider.

The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. There were no material recoveries during the three months ended December 31, 2001.

6. Segment Information

AGL Resources is organized into three operating segments:

    Distribution operations consists of AGLC, VNG and CGC.

    Wholesale services consists of asset optimization and wholesale trading and marketing operations.

    Energy investments consists of several nonregulated, energy-related subsidiaries.

Additionally, AGL Resources treats corporate as a nonoperating business segment. The Corporate includes the holding company, AGSC, nonregulated financing and captive insurance subsidiaries, and intercompany eliminations.

Management evaluates segment performance based on EBIT, earnings before interest and taxes, which includes the effects of corporate expense allocations. Intersegment sales in the three months ended December 31, 2001, were eliminated from the statements of consolidated income. There were no intersegment revenues for the three months ended December 31, 2000.

Identifiable assets are those assets used in each segment's operations. Corporate assets consist primarily of cash and cash equivalents and property, plant and equipment.

	As of or for the three months ended December 31, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	------------	----------	-----------	-------------	------------
Operating revenues from external customers	$194.4	$130.8	$0.4	$0.1	$325.7
Intersegment revenue	-	17.5	-	(17.5)	-
Depreciation and amortization	21.2	-	-	2.0	23.2
EBIT	59.8	3.4	3.6	(4.5)	62.3
Interest income	0.2	-	-	-	0.2
Equity in the net income of investees	-	-	5.2	-	5.2
Goodwill	176.2	-	-	-	176.2
Identifiable assets	3,203.2	115.0	56.2	12.6	3,387.0
Investment in joint ventures	-	-	74.9	-	74.9
Capital expenditures	$35.8	$0.2	$11.9	$4.0	$51.9
-----------------------------------------------	------------	----------	-----------	-------------	------------

	For the three months ended December 31, 2000
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	------------	----------	-----------	-------------	------------
Operating revenues from external customers	$285.6	$0.0	$4.2	$5.0	$294.8
Intersegment revenue	-	-	-	-	-
Depreciation and amortization	23.5	-	0.4	2.2	26.1
EBIT	59.9	-	6.2	(5.6)	60.5
Interest income	0.2	-	0.2	0.0	0.4
Equity in the net income of investees	-	-	6.7	-	6.7
Capital expenditures	$32.2	$0.2	($1.7)	$3.9	$34.6
-----------------------------------------------	------------	----------	-----------	-------------	------------

	As of September 30, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
----------------------------------------------	------------	----------	-----------	-------------	------------
Goodwill	$176.2	$-	$-	$-	$176.2
Identifiable assets	3,337.0	44.3	39.8	(122.7)	3,298.4
Investment in joint ventures	$-	$-	$69.7	$-	$69.7
----------------------------------------------	------------	---------	-----------	-------------	------------

7. Financing

		December 31,	September 30,
------------------------------------------------------------------------	---------	----------------	------------
Dollars in millions	Year Due	2001	2001
-------------------------------------------------------------------------	---------	----------------	-------------
Short-term debt:
Commercial paper program and notes payable, 3.4% and 6.0% weighted average rate at December 31, 2001 and September 30, 2001, respectively		$384.7	$303.4
Current portion of long-term debt-interest rates from 7.45% to 8.20%		93.0	45.0
------------------------------------------------------------------------	---------	----------------	-------------
Total		$477.7	$348.4
==========================================	=====	=========	=======
Long-term debt-net of current maturities:
Medium-term debt:
Series A-interest rate of 9.10%	2021	$30.0	$30.0
Series B-interest rates from 7.35% to 8.70%	2005-2023	167.0	215.0
Series C-interest rates from 5.90% to 7.30%	2004-2027	300.0	300.0
Senior notes-interest rate of 7.125%	2011	300.0	300.0
-----------------------------------------------------------------------	---------	----------------	------------
Total		$797.0	$845.0
==========================================	=====	=========	=======
Trust Preferred Securities:
AGL Capital Trust I- 8.17% due June 1, 2037	2037	$74.3	$74.3
AGL Capital Trust II- 8.0% due May 15, 2041	2041	143.7	145.6
-----------------------------------------------------------------------	--------	----------------	-------------
Total		$218.0	$219.9
==========================================	=====	==========	========

Short-term Debt

In October 2000, AGL Resources, as guarantor, established a commercial paper program through AGL Capital Corporation. AGL Capital Corporation's commercial paper consists of short-term unsecured promissory notes with maturities ranging from overnight to 270 days. AGL Capital Corporation's commercial paper program is supported by several lenders (the credit facility). On October 6, 2000, AGL Resources issued $660 million in commercial paper, the proceeds of which were used to finance the VNG acquisition and to refinance existing short-term debt. All short-term debt matures within one year from the date of issuance. In May 2001, the credit facility limit was reduced to $450 million following long-term debt issuances. This credit facility has been entered into in support of AGL Capital Corporation's commercial paper program. Under the credit facility, amounts may be borrowed, repaid and reborrowed in the form of Eurodollar loans, adjustable-rate loans (based on SunTrust Bank's prime rate, or b ased on the Federal Funds Effective Rate plus 0.5%), letters of credit (up to $50 million) or, in certain circumstances, fixed-rate loans for a defined period agreed upon by AGL Capital Corporation and the lenders. On October 4, 2001, the credit facility was renewed for an additional 364-day period ending October 3, 2002 (the termination date). Loans outstanding on the termination date, up to a maximum aggregate principal amount of $200 million, may be converted into term loans. All term loans will mature in one installment on the date that is one year from the termination date. As of January 24, 2002, there were no outstanding loans under the credit agreement.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 allows public companies to provide cautionary remarks about forward-looking statements that they make in documents that are filed with the Securities and Exchange Commission (SEC). Forward-looking statements in Management's Discussion and Analysis include, but are not limited to, statements about the following:

    state and federal regulation;

    business prospects;

    industry trends;

    concentration of credit risk;

    environmental investigations and cleanups;

    quantitative and qualitative disclosures about market risk;

    propane operations; and

    changes required by the Public Utility Holding Company Act of 1935 (PUHCA).

Important factors that could cause actual results to differ substantially from those in the forward-looking statements include, but are not limited to, the following:

    industrial, commercial, and residential growth in the service territories of AGL Resources Inc. and its subsidiaries (AGL Resources);

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

Nature of Our Business

AGL Resources is a registered public utility holding company that manages its business in three operating segments and one nonoperating segment. AGL Resources and its subsidiaries are collectively referred to as AGL Resources.

Distribution Operations Segment

The distribution operations segment includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: Atlanta Gas Light Company (AGLC), Virginia Natural Gas, Inc. (VNG) and Chattanooga Gas Company (CGC).

AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes natural gas in southeastern Virginia. CGC distributes natural gas in the Chattanooga area of Tennessee. The Georgia Public Service Commission (GPSC) regulates AGLC; the Virginia State Corporation Commission (VSCC) regulates VNG; and the Tennessee Regulatory Authority (TRA) regulates CGC. The GPSC, the VSCC and the TRA regulate distribution operations with respect to rates, maintenance of accounting records and various other matters. Generally, the distribution operations segment utilizes the same accounting policies and practices utilized by nonregulated companies for financial reporting under accounting principles generally accepted in the United States of America. However, sometimes the GPSC, the VSCC and the TRA order an accounting treatment different from that used by nonregulated companies to determine the rates charged to customers.

Wholesale Services Segment

The wholesale services segment includes the results of operations and financial condition of Sequent Energy Management, LP (Sequent), AGL Resources' asset optimization and wholesale trading and marketing company. Asset optimization focuses on capturing the value from idle or underutilized assets, typically by employing transactions that balance the needs of varying markets.

On November 30, 2001, Sequent reached an agreement with Enron North America Corp. (Enron) for early termination of an asset management contract related to VNG. The two-year asset management contract authorized Enron to manage a comprehensive portfolio of natural gas supply, transmission and other energy services for Sequent, on behalf of VNG. Under the termination agreement, Sequent assumed the role of asset manager for VNG, effective December 1, 2001.

Energy Investments Segment

The energy investments segment includes the results of operations and financial condition of AGL Networks, LLC (AGL Networks) as well as AGL Resources' investments in SouthStar Energy Services, LLC (SouthStar) and US Propane LLC (US Propane).

SouthStar is a joint venture in which a subsidiary of AGL Resources is a 50% owner; a subsidiary of Dynegy Holdings, Inc. is a 20% owner; and a subsidiary of Piedmont Natural Gas Company is a 30% owner. Although AGL Resources owns 50% of SouthStar, it does not have a controlling interest, as each owner has an equal vote within the governing board of SouthStar. SouthStar markets natural gas and related services to residential and small commercial customers in Georgia and to industrial customers in the Southeast. SouthStar began marketing natural gas to customers in Georgia during the first quarter of fiscal 1999 under the trade name Georgia Natural Gas Services.

AGL Networks was formed on August 15, 2000, for the purpose of leasing to other telecommunications companies the underground infrastructure needed to deliver high-speed networks. On November 6, 2001, AGL Networks announced its purchase of a telecommunications network in Atlanta from ACSI Network Technologies, Inc. (ACSI). The purchase enables AGL Networks to get to market quicker and at less cost than its previously announced plan to build a fiber-optic network of its own.

Corporate Segment

The corporate segment includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGL Services Company (AGSC) and AGL Capital Corporation. AGSC is a service company established in accordance with PUHCA. AGL Capital Corporation was established to finance the acquisition of VNG; refinance existing short-term debt; and fund ongoing financing needs of AGL Resources and its subsidiaries through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All the costs associated with AGSC and the financing costs associated with AGL Capital Corporation are allocated to the operating segments, in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

Results of Operations, three-month periods ended December 31, 2001 and 2000.

In this section, the results of operations for the three-month periods ended December 31, 2001 and 2000 are compared.

For the three months ended December 31, in millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate	Consolidated AGL Resources
--------------------------------------------	-----------	---------	---------	-------	-----------
2001
Operating margin	$146.0	$6.1	$0.1	($0.3)	$151.9
Operating expenses	89.0	2.8	1.8	3.7	97.3
Earnings before interest and taxes (EBIT)	59.8	3.4	3.6	(4.5)	62.3
--------------------------------------------	-----------	---------	---------	-------	-----------
2000
Operating margin	$158.8	$1.2	$4.2	($0.2)	$164.0
Operating expenses	97.6	0.2	5.6	5.3	108.7
Earnings before interest and taxes (EBIT)	59.9	-	6.2	(5.6)	60.5
---------------------------------------------	-----------	---------	--------	-------	-----------

For the three months ended December 31	2001	2000	Fav/(Unfav)
----------------------------------------	-------------	--------------	-------------
Throughput (millions of dekatherms)
Georgia	65.7	88.3	(22.6)
Virginia	13.3	12.5	0.8
Tennessee	3.7	5.6	(1.9)

Degree Days (actual)
Georgia	787	1,370	(583)
Virginia	877	1,423	(546)
Tennessee	992	1,458	(466)
----------------------------------------------	-----------------	------------------	-----------------

Operating Margin

Distribution Operations. The operating margin for distribution operations was $146.0 million for the three months ended December 31, 2001 and $158.8 million for the same period last year. The decrease of $12.8 million was due primarily to weather that was warmer than normal in the VNG service territory. During the three months ended December 31, 2001, Southeast Virginia experienced 38.4% fewer degree days than last year. VNG's throughput volume increased due to volumes used by interruptible customers who have chosen to use natural gas instead of alternative fuels. The effect of interruptible volumes on VNG's operating margin is insignificant.

Wholesale Services. The operating margin for wholesale services was $6.1 million for the three months ended December 31, 2001 and $1.2 million for the same period last year. The increase of $4.9 million was primarily due to a $2.1 million payment received from Enron in connection with Enron's management of the VNG assets for the twelve-month period ended November 30, 2001, and other asset management transactions.

Energy Investments. The operating margin for energy investments was $0.1 million for the three months ended December 31, 2001 and $4.2 million for the same period last year. The decrease of $4.1 million was primarily due to the sale of Utilipro in March 2001.

Operating Expenses

Distribution Operations. The operating expenses for distribution operations were $89.0 million for the three months ended December 31, 2001 and $97.6 million for the same period last year. The decrease of $8.6 million was primarily due to the following:

    Aggressive implementation of operational efficiencies at VNG and CGC of $2.1 million.

    Decreases of $2.1 million in VNG franchise taxes that were replaced by income taxes.

    Recoveries of uncollectible accounts at CGC of $1.0 million.

    Reduction in goodwill amortization of $1.0 million.

    Bankruptcy of marketer of $2.3 million in the quarter ended December 31, 2000.

Wholesale Services. The operating expenses for wholesale services were $2.8 million for the three months ended December 31, 2001 and $0.2 million for the same period last year. The increase of $2.6 million was primarily due to expenses incurred as a result of Sequent's asset optimization and wholesale trading activities.

Energy Investments. The operating expenses for energy investments were $1.8 million for the three months ended December 31, 2001 and $5.6 million for the same period last year. The decrease of $3.8 million was primarily due to the sale of Utilipro, which was offset by expenses incurred by AGL Networks.

Corporate. The operating expenses for corporate were $3.7 million for the three months ended December 31, 2001 and $5.3 million for the same period last year. The decrease of $1.6 million was primarily due to reduction of corporate expenses.

Other Income

Distribution Operations. Other income for distribution operations was $2.9 million for the three months ended December 31, 2001 and $0.9 million for the same period last year. The increase of $2.0 million was primarily due to increases in AGLC's gas storage revenues.

Wholesale Services. Other income for wholesale services was zero for the three months ended December 31, 2001 and other losses was ($0.5) million for the same period last year. The increase of $0.5 million was primarily due to losses incurred last year on asset management transactions.

Energy Investments. Other income for energy investments was $5.3 million for the three months ended December 31, 2001 and $6.8 million for the same period last year. The decrease of $1.5 million was primarily due to losses incurred at US Propane.

Corporate. Other losses for corporate were $0.5 million for the three months ended December 31, 2001 and ($2.1) million for the same period last year. The decrease of $1.6 million was primarily due to corporate expenses of $2.0 million incurred last year.

EBIT

Distribution Operations. EBIT for distribution operations was $59.8 million for the three months ended December 31, 2001 and $59.9 million for the same period last year. Distribution operations experienced decreases in operating margin primarily from warmer weather, which was mostly offset by operational efficiencies.

Wholesale Services. EBIT for wholesale services was $3.4 million for the three months ended December 31, 2001, and zero for the same period last year, primarily due to increased asset optimization and wholesale trading activity.

Energy Investments. EBIT for energy investments was $3.6 million for the three months ended December 31, 2001 and $6.2 million for the same period last year. The decrease of $2.6 million was primarily due to losses incurred at US Propane and costs incurred by AGL Networks.

Corporate. EBIT for corporate was ($4.5) million for the three months ended December 31, 2001 and ($5.6) million for the same period last year. The increase of $1.1 million was primarily due to decreases in corporate expenses.

Interest Expense

Interest expense decreased to $23.8 million for the three months ended December 31, 2001 from $24.7 million for the same period last year. The decrease of $0.9 million was primarily a result of favorable interest rates and favorable interest rate swaps, offset by higher debt balances.

Income Taxes

Income tax expense increased to $13.6 million for the three months ended December 31, 2001 from $13.3 million for the same period last year. The increase in income taxes of $0.3 million was due primarily to a increase in income before income taxes of $2.4 million compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pre-tax income) for the three months ended December 31, 2001 was 35.3% as compared to 37.2% for the same period last year.

Net Income

For the three-month period ended December 31, 2001, net income was $24.9 million or $.45 per basic and diluted share. For the three-month period ended December 31, 2000, net income was $22.5 million or $.41 per basic and diluted share. The increase in net income of $2.4 million was a result of increased asset management activity at Sequent, operational efficiencies at VNG and favorable interest rates, offset by warmer weather.

Financial Condition

Seasonality of Business

AGLC has Straight Fixed Variable (SFV) rates for its gas delivery service, which eliminates the seasonality of both revenues and expenses. However, the operations of VNG and Chattanooga, as well as AGL Resources' investments in SouthStar and Propane are seasonal, and those businesses will likely experience greater profitability in the winter months than in the summer months.

Financing

As of December 31, 2001, debt and equity ratios consisted of:

Common equity	31.6%
Trust Preferred Securities	10.0%
Short-term debt	17.6%
Current portion of long-term debt	4.3%
Long-term debt	36.5%

Effective October 2000, in connection with its acquisition of VNG, AGL Resources became a registered public utility holding company under PUHCA, and, as a result, AGL Resources' financing activity must conform to guidelines and limitations established by the SEC.

Short-term Debt. Short-term debt increased $81.3 million to $384.7 million as of December 31, 2001, as a result of increased borrowings for capital expenditures, including the purchase of ACSI's telecommunication network and pipeline replacement costs; net injections into underground storage; and environmental expenditures. AGL Resources' working capital needs are met through operating cash flow and the issuance of short-term debt.

The weighted average interest rate on short-term debt outstanding was 3.4% for the three-month period ended December 31, 2001. Management believes available credit will be sufficient to meet working capital needs on both a short-term and a long-term basis. However, capital needs depend on many factors, and AGL Resources may seek additional financing through debt or equity offerings in private or public markets at any time.

Long-term Debt. The current portion of long-term debt as of December 31, 2001 was $93.0 million of Series B medium-term notes with interest rates of 7.45% to 8.20%. AGL Resources did not issue long-term debt during the three-month period ending December 31, 2001.

Interest Rate Swap. On November 30, 2001, AGL Capital Corporation entered into two Interest Rate Swap Transactions (Swaps) in the aggregate amount of $75.0 million as a hedge against the fair value of the AGL Capital Trust II's 8% Trust Preferred Securities due 2041. Pursuant to the Swaps, AGL Capital Corporation will receive future interest rate payments on $75.0 million at an annual 8% interest rate, and pay floating interest rates on $75.0 million. AGL Capital Corporation will pay interest each May 15, August 15, November 15 and February 15 at three-month LIBOR plus 1.315%, with no floor or ceiling. The expiration date of the Swaps is May 15, 2041, unless terminated earlier or called. Each quarter, AGL Capital will record a long-term asset or liability to reflect the assessed change in fair value of the Swaps to AGL Capital Corporation. The fair value is zero at inception, however the fair value changes as interest rates change from the original settlement date. At Decembe r 31, 2001, the fair value of these Swaps is $2.2 million, which is included as a liability in other deferred credits.

Cash Flow. Cash flow used in operating activities was $5.0 million for the three months ended December 31, 2001 as compared to cash flow provided of $18.6 million for the same period last year. The decrease of $23.6 million was primarily due to cash required for taxes of $39.3 million, which was offset by increased operating cash flow last year from VNG of $6.0 million, and other operating activities of $9.6 million.

Cash flow provided by financing activities decreased to $73.9 million for the three months ended December 31, 2001 as compared to $545.0 million for the same period last year. The decrease of $471.1 million was primarily due to decreased borrowings of commercial paper.

Cash flow used in investing activities decreased to $49.4 million for the three months ended December 31, 2001 as compared to $563.6 million for the same period last year. The decrease of $514.2 million was primarily due to the acquisition of VNG for $539.7 million, and other investing activities.

Capital Requirements. Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $51.9 million for the three-month period ended December 31, 2001 as compared to $34.6 million for the same period last year. The increase of $17.3 million is primarily attributable to the purchase of ACSI's telecommunication network.

Management believes available credit will be sufficient to meet working capital needs both on a short- and long-term basis. However, capital needs depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Common Stock. During the three-month period ended December 31, 2001, AGL Resources issued 491,000 shares of common stock out of treasury under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

The average number of shares outstanding for the three-month period ended December 31, 2001 as compared to December 31, 2000 increased to 55.3 million from 54.1 million.

Concentration of Credit. AGLC has a concentration of credit risk related to the provision of services to Georgia's certificated marketers. At September 30, 1998 (prior to deregulation), AGLC billed approximately 1.4 million end-use customers in Georgia for its services. In contrast, at December 31, 2001, AGLC billed 8 certificated and active marketers in Georgia for services. These marketers, in turn, billed end-use customers.

Several factors are designed to mitigate the risks to AGL Resources of the increased concentration of credit that has resulted from deregulation. First, in order to obtain a certificate from the GPSC, a certificated marketer must demonstrate to the GPSC, among other things, that it possesses satisfactory financial and technical capability to render the certificated service. Second, AGLC has instituted certain practices and imposed certain requirements designed to reduce credit risk. These include the following:

    Pursuant to AGLC's tariff, each certificated marketer is required to maintain security for its obligations to AGLC in an amount equal to at least two times the marketer's estimated maximum monthly bill in the form of a cash deposit, letter of credit, surety bond or guaranty from a creditworthy guarantor.

    Intrastate delivery service is billed in advance rather than in arrears.

For the three months ended December 31, 2001, the three largest certificated marketers based on customer count, one of which was SouthStar, accounted for approximately 71.2% of AGL Resources' and 74.1% of distribution operations' operating margin. As of December 31, 2001, only gas receivables attributable to VNG and CGC were due from end-use customers.

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

State Regulatory Activity

The following regulatory activities have occurred during the three months ended December 31, 2001 or are in process with the distribution operations regulatory authorities:

    On December 17, 2001, the first phase of the hearing in the GPSC's earnings review of AGLC was held. During this phase of the hearing, the Adversary Staff of the GPSC presented their direct testimony contending that AGLC rates should be reduced by approximately $33.0 million.

    On January 11, 2002, AGLC filed its cost-of-service study as directed by the GPSC order in the ongoing review of AGLC's earnings. AGLC analysis counters the GPSC staff's contention that the company is currently earning a return above that authorized by the GPSC, and supports AGLC's position that a rate increase of approximately $50.3 million is justified.

    On January 28, 2002, as directed by the GPSC, AGLC expects to file its testimony in support of the cost of service study filed on January 11, 2002.

    Hearings to review AGLC's cost of service study begin February 14, 2002 in accordance with the GPSC timeline.

    The GPSC proposes to issue an order on April 29, 2002, with new rates to take effect May 1, 2002.

While management cannot predict the outcome of the GPSC's earnings review, the outcome could have a material effect on AGL Resources' financial condition and results of operations.

Rate Structure

As required by the GPSC, effective February 1, 2001, AGLC implemented a seasonal rate design for the calculation of each residential customer's annual SFV capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Previously, AGLC billed certificated marketers for each residential customer's distribution costs in equal monthly installments. Generally, this change should result in residential customers being billed by the certificated marketers a higher capacity charge in the winter months and a lower charge in the summer months. This requirement has an operating cash flow impact, but does not change AGLC's annual revenue recognition. As a result, AGLC continues to recognize its residential SFV capacity revenues for financial reporting purposes in equal monthly installments. Any difference between the billings under the new seasonal rate design and the SFV revenue recognized is deferred and reconciled on an annual basis. As of December 31, 2001, AGLC had unrecovered seasonal rates of approximately $11.2 million (included as a current asset in the consolidated balance sheet) related to the difference between the billings under the new seasonal rate design and the SFV revenue recognized.

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

Transition to Competition Costs

On October 19, 1999, the GPSC approved an order allowing AGLC to defer certain transition to competition costs for fiscal 2000 that AGLC considered to be "stranded" as a result of deregulation (Order). In accordance with the Order, AGLC deferred approximately $10 million in stranded costs for fiscal 2000. These stranded costs are recorded as a regulatory asset on AGLC's balance sheet and are being amortized over a five-year period beginning October 1, 1999. Of the total transition to competition costs, AGLC amortized $0.5 million during the three months ended December 31, 2001, leaving an unamortized balance, net of deferred taxes, of $3.3 million at December 31, 2001. Management has sought recovery of these costs in connection with the review of AGLC's earnings by the GPSC.

AGLC Pipeline Replacement Program

On January 8, 1998, the GPSC issued procedures and set a schedule for hearings regarding alleged pipeline safety violations. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that details a 10-year pipeline replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the program. All such amounts will be recovered through a combination of SFV rates and a pipeline safety revenue rider. October 1, 2001 marks the beginning of the fourth year of the 10-year pipeline replacement program. To date the total mileage of cast iron and bare steel pipe replaced is 750 miles. The estimated present value of the total remaining capital costs of this program, as of December 31, 2001, is approximately $506.7 million. AGLC has recorded a long-term liability and a corresponding regulatory asset in the consolidated balance sheet as of December 31, 2001, in the amount of $506.7 million and $514.9, respectively, for the capital expenditures in connection with the pipeline replacement program.

The capital expenditure costs incurred from the pipeline replacement program are capitalized and depreciated over the life of the assets. The operation and maintenance costs are expensed as incurred. Recoveries, which are recorded as revenue, are based on a formula that allows AGLC to recover operation and maintenance costs that are in excess of those included in AGLC's current base rates; depreciation expense; and an allowed rate of return on the capital expenditures. In the near term, the primary financial impact to AGLC from the pipeline replacement program is reduced cash flow from operating and investing activities, as the timing related to cost recovery does not match the timing of when costs are incurred. However, AGLC is allowed the recovery of carrying costs on the underrecovered balance resulting from the timing difference.

During the three months ended December 31, 2001, approximately 55 miles of pipe were replaced and AGLC's capital expenditure and operation and maintenance costs related to the program were approximately $13.9 million and $2.2 million, respectively. For same period last year, 46 miles of pipe were replaced, and capital expenditure and operation and maintenance costs were $9.9 million and $1.2 million, respectively. On October 1, 1999, AGLC began recovering costs of the program through the pipeline safety revenue rider. The amount recovered during the three months ended December 31, 2001 was approximately $1.6 million, compared with $0.9 million for the same period last year.

Since the inception of the pipeline replacement program in October 1998, AGLC has incurred approximately $156.3 million in capital expenditure costs and $29.6 million in operation and maintenance costs, of which $7.3 million has been recovered from SFV rates and the pipeline safety revenue rider. In addition to the program being ahead of schedule at December 31, 2001, the program is operating below its established budget as a result of efficiencies in engineering, bidding, construction and project management.

Weather Normalization

The weather normalization adjustment rider, authorized by the TRA to offset the impact of unusually cold or warm weather on customer billings and operating margin, remains in effect for CGC. VNG has no weather normalization adjustment rider.

Environmental Matters

Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as manufactured gas plants (MGPs), which AGLC ceased operating in the 1950s. AGLC has been associated with 10 MGP sites in Georgia and 3 in Florida. Because of recent environmental concerns, AGLC is required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

For those elements of the MGP program where AGLC has engineering cost estimates, AGLC believes that the most likely cost of future actions at its MGP sites will be $163.0 million. This estimate still contains various engineering uncertainties, and could increase as contracts are entered into, perhaps by as much as 50%. For those elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available cost estimates. For these elements AGLC believes that the remaining cost of future actions at its MGP sites will be within a range of $8.0 million to $25.2 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of December 31, 2001, AGLC has recorded the sum of $163.0 million plus the lower end of the remaining range, $8.0 million, or a total of $171.0 million, as a liability and a corresponding regulatory asset. This figure does not inclu de other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast. AGLC has entered into cost-sharing arrangements with respect to several MGP sites.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

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

Interest Rate Risk

Interest rate fluctuations expose AGL Resources' variable-rate debt to changes in interest expense and cash flows. AGL Resources' variable-rate debt consisted of commercial paper, which amounted to $384.7 million as of December 31, 2001. Based on outstanding borrowings at quarter-end, a 10% change in market interest rates at December 31, 2001 would result in a change in annual pre-tax expense or cash flows of $1.1 million. As of December 31, 2001, $93.0 million of long-term fixed debt obligations mature in the following 12 months. Any new debt obtained to refinance this obligation would be exposed to changes in interest rates. A hypothetical 10% change in interest rates on this debt would not have a material effect on earnings.

Market Value of Interest Rate Swap Derivative

(in millions)
Notional Amount	Fixed Rate Payment	Variable Rate Received	Maturity	Market Value December 31, 2001
$50.0	8.0%	3 Month Libor Plus 131.5 bps	November 26, 2041	($1.6)
25.0	8.0%	3 Month Libor Plus 131.5 bps	November 26, 2041	(0.6)

Commodity Risk

Wholesale services is exposed to certain market risks inherent in the natural gas industry or inherent in transactions entered in the normal course of business. In executing risk management strategies to mitigate these risks, wholesale services routinely utilizes various types of financial and other instruments including forward contracts involving physical delivery; swap agreements that require payments to or receipt of payments from counter parties based on the differential between a fixed and variable price for the commodity; options; and other contractual arrangements. Details regarding the amounts and terms of these instruments at December 31, 2001, were as follows (on a marked-to-market basis):

	Purchase (Long)	Sale (Short)	Maximum Term (in years)
--------------------	---------------	----------	----------------------------
Natural gas contracts
--------------------	---------------	----------	----------------------------
Millions of dollars	$3.1	$0.2	Less than one year
Billions of cubic feet	93.55	81.46	Less than one year
--------------------	---------------	----------	----------------------------

During the three months ended December 31, 2001, AGL Resources recorded an unrealized gain of $2.0 million related to derivative instruments related to commodity-based trading activities.

PART II -- OTHER INFORMATION

"Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and should be read in conjunction therewith.

ITEM 1. LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding pending state regulatory proceedings, see "State Regulatory Activity" contained in Item 2 of Part I under the caption, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

With regard to other legal proceedings, AGL Resources is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all such litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None.

ITEM 5. OTHER INFORMATION

None.

PART II -- OTHER INFORMATION (continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

    None.

    Reports on Form 8-K.

On October 2, 2001, AGL Resources Inc. filed a Current Report on Form 8-K dated September 26, 2001, relating to the GPSC's review of AGLC's earnings, pursuant to Item 5 (Other Events) of Form 8-K.

On November 1, 2001, AGL Resources Inc. filed a Current Report on Form 8-K dated November 1, 2001, relating to fiscal 2001 earnings for AGL Resources Inc., pursuant to Item 5 (Other Events) and Item 7(c) (Exhibits) of Form 8-K.

On November 2, 2001, AGL Resources Inc. filed a Current Report on Form 8-K dated November 2, 2001, relating to materials used by management for a presentation at the AGL Resources Inc. 2001 Analyst Conference held on November 2, 2001, pursuant to Item 7(c) (Exhibits) and Item 9 (Regulation FD Disclosure) of Form 8-K.

On November 7, 2001, AGL Resources Inc. filed a Current Report on Form 8-K dated November 7, 2001, relating to AGL Networks plans to acquire a telecommunications network from ACSI Network Technologies, pursuant to Item 5 (Other Events) of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL Resources Inc.

(Registrant)

/s/ Richard T. O'Brien

Richard T. O'Brien

Executive Vice President & Chief Financial Officer

(Principal Accounting and Financial Officer)

Date: January 25, 2002