Form 10-Q
period 2002-03-31
AGL RESOURCES INC
filed 2002-04-30
CIK 1004155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-14174

AGL RESOURCES INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2210952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

817 West Peachtree Street, N.W.
Suite 1000
Atlanta, Georgia	30308
(Address of principal executive offices)	(Zip Code)
(404) 584-9470
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $5.00 Par Value
Shares Outstanding at March 31, 2002	55,895,597

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2002

TABLE OF CONTENTS

Item Number		Page
	PART I - FINANCIAL INFORMATION

1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3
	Condensed Statements of Consolidated Income	5
	Condensed Consolidated Statements of Cash Flow	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management's Discussion and Analysis of Results of Operations and Financial Condition	14
3	Quantitative and Qualitative Disclosure about Market Risk	29

	PART II - OTHER INFORMATION

1	Legal Proceedings	33
2	Changes in Securities and Use of Proceeds	33
3	Defaults upon Senior Securities	33
4	Submission of Matters to a Vote of Security Holders	34
5	Other Information	34
6	Exhibits and Reports on Form 8-K	35

	SIGNATURES	36

PART I - FINANCIAL INFORMATION

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In millions	March 31, 2002	December 31, 2001
---------------------------------------------------------------------	-------------	--------------
Current assets
Cash and cash equivalents	$15.3	$22.3
Receivables
Commodity	91.6	49.4
Gas (less allowance for uncollectible accounts of $3.8 at
March 31, 2002 and $3.4 at December 31, 2001)	36.2	24.1
Other (less allowance for uncollectible accounts of $1.3 at
March 31, 2002 and $3.8 at December 31, 2001)	8.7	7.3
Unbilled revenues	13.1	23.2
Inventories
Natural gas stored underground	94.3	149.9
Liquefied natural gas	5.3	5.0
Materials and supplies	5.4	5.5
Unrecovered environmental response costs - current portion	15.7	14.6
Unrecovered pipeline replacement costs - current portion	9.8	8.0
Unrecovered seasonal rates	-	11.2
Energy marketing and risk management assets	9.7	3.1
Other current assets	21.8	11.6
--------------------------------------------------------------------	-------------	--------------
Total current assets	326.9	335.2
--------------------------------------------------------------------	-------------	--------------
Property, plant and equipment
Property, plant and equipment	3,188.1	3,144.7
Less accumulated depreciation	1,078.7	1,059.5
--------------------------------------------------------------------	-------------	-------------
Property, plant and equipment-net	2,109.4	2,085.2
--------------------------------------------------------------------	-------------	-------------
Deferred debits and other assets
Unrecovered pipeline replacement costs	495.6	506.9
Unrecovered environmental response costs	212.7	228.6
Goodwill, net of amortization of $3.9	176.2	176.2
Investments in joint ventures	97.9	74.9
Unrecovered postretirement benefit costs	11.1	11.2
Prepaid pension costs	4.1	3.4
Other	29.9	32.7
--------------------------------------------------------------------	-------------	---------
Total deferred debits and other assets	1,027.5	1,033.9
--------------------------------------------------------------------	-------------	--------------
Total assets	$3,463.8	$3,454.3
========================================	========	========

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
In millions	March 31, 2002	December 31, 2001
----------------------------------------------------------------------	--------------	------------
Current liabilities
Short-term debt	$266.9	$384.7
Commodity accounts payable	102.9	56.2
Current portion of long-term debt	93.0	93.0
Accrued pipeline replacement costs - current portion	58.1	53.6
Accounts payable-trade	50.9	41.8
Accrued environmental response costs - current portion	48.5	47.0
Accrued interest	25.4	21.1
Accrued taxes	24.6	30.3
Deferred seasonal rates	21.6	-
Customer deposits	15.0	13.9
Accrued wages and salaries	14.5	9.7
Energy marketing and risk management liabilities	9.1	0.2
Other	55.0	58.3
---------------------------------------------------------------------	-------------	------------
Total current liabilities	785.5	809.8
---------------------------------------------------------------------	-------------	------------
Accumulated deferred income taxes	294.4	268.8
---------------------------------------------------------------------	-------------	------------
Long-term liabilities
Accrued pipeline replacement costs	436.7	453.1
Accrued environmental response costs	105.2	124.0
Accrued postretirement benefit costs	50.5	49.4
---------------------------------------------------------------------	-------------	------------
Total long-term liabilities	592.4	626.5
---------------------------------------------------------------------	-------------	------------
Deferred credits
Unamortized investment tax credit	21.2	21.5
Regulatory tax liability	14.2	14.4
Other	8.5	8.2
---------------------------------------------------------------------	--------------	------------
Total deferred credits	43.9	44.1
---------------------------------------------------------------------	--------------	------------
Capitalization
Long-term debt	797.0	797.0
Subsidiaries obligated mandatorily redeemable preferred
securities	217.9	218.0
Common shareholders' equity, $5 par value, shares issued of
57.8 at March 31, 2002 and December 31, 2001	766.0	729.1
Less shares held in Treasury, at cost, of 1.9 at March 31, 2002
and 2.2 at December 31, 2001	(33.3)	(39.0)
------------------------------------------------------------------	--------------	------------
Total capitalization	1,747.6	1,705.1
------------------------------------------------------------------	--------------	------------
Total liabilities and capitalization	$3,463.8	$3,454.3
======================================	========	=======

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	Three Months
In millions, except per share amounts	2002	2001
-------------------------------------------------------	----------	---------
Operating revenues	$492.9	$350.6
Cost of sales	320.7	169.5
-------------------------------------------------------	----------	---------
Operating margin	172.2	181.1
Operating expenses	100.8	106.8
-------------------------------------------------------	----------	---------
Operating income	71.4	74.3
Other income	28.9	32.5
-------------------------------------------------------	----------	---------
Earnings before interest and taxes (EBIT)	100.3	106.8
Interest expense	22.7	25.5
-------------------------------------------------------	----------	---------
Earnings before income taxes	77.6	81.3
Income taxes	27.5	29.0
-------------------------------------------------------	----------	---------
Net income	$50.1	$52.3
================================	=====	=====
Earnings per common share
Basic	$0.90	$0.96
Diluted	$0.89	$0.96
Weighted-average number of common shares outstanding
Basic	55.7	54.3
Diluted	56.0	54.6
Cash dividends paid per common share	$0.27	$0.27
-------------------------------------------------------	----------	---------

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
	Three Months
In millions	2002	2001
--------------------------------------------------------------------------------------------------	-------	--------
Cash flows from operating activities
Net income	$50.1	$52.3
Adjustments to reconcile net income to net cash flow provided by operating activities
Deferred income taxes	25.6	2.6
Depreciation and amortization	23.1	24.5
Gain on sale of Utilipro	-	(10.9)
Equity in joint venture earnings	(26.3)	(26.2)
Other	(0.3)	(0.3)
Changes in certain assets and liabilities
Accounts payable	55.8	0.1
Inventories	55.4	21.0
Deferred (unrecovered) seasonal rates	32.8	(24.0)
Environmental response costs, net	(2.5)	(0.9)
Pipeline replacement costs, net	(2.3)	-
Receivables	(45.5)	39.1
Other, net	(4.2)	33.0
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow provided by operating activities	161.7	110.3
---------------------------------------------------------------------------------------------------	-------	--------
Cash flows from financing activities
Payments and borrowings of commercial paper, net	(117.8)	(352.2)
Borrowings of senior notes	-	300.0
Sale of treasury shares	5.7	3.2
Dividends paid on common shares	(13.0)	(13.4)
Payments of medium-term notes	-	(20.0)
Other, net	0.4	0.2
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow used in financing activities	(124.7)	(82.2)
---------------------------------------------------------------------------------------------------	-------	--------
Cash flows from investing activities
Property, plant and equipment expenditures	(47.1)	(32.3)
Cash received from (provided to) joint ventures	3.3	(6.5)
Cash received from sale of Utilipro	-	17.9
Other, net	(0.2)	3.0
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow used in investing activities	(44.0)	(17.9)
---------------------------------------------------------------------------------------------------	-------	--------
Net (decrease) increase in cash and cash equivalents	(7.0)	10.2
Cash and cash equivalents at beginning of period	22.3	2.0
---------------------------------------------------------------------------------------------------	-------	--------
Cash and cash equivalents at end of period	$15.3	$12.2
=========================================================	====	=====
Cash paid during the period for
Interest	$18.4	$14.8
Income taxes	$8.2	$6.6
---------------------------------------------------------------------------------------------------	-------	--------

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Our Business

AGL Resources Inc. is a registered public utility holding company that manages its business in three operating segments and one nonoperating segment. AGL Resources Inc. and its subsidiaries are collectively referred to as AGL Resources.

Distribution Operations Segment

The distribution operations segment includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: Atlanta Gas Light Company (AGLC), Virginia Natural Gas, Inc. (VNG) and Chattanooga Gas Company (CGC).

AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes natural gas in southeastern Virginia. CGC distributes natural gas in the Chattanooga area of Tennessee. The Georgia Public Service Commission (GPSC) regulates AGLC; the Virginia State Corporation Commission (VSCC) regulates VNG; and the Tennessee Regulatory Authority (TRA) regulates CGC. The GPSC, the VSCC and the TRA regulate distribution operations with respect to rates, maintenance of accounting records and various other matters. Generally, the distribution operations segment utilizes the same accounting policies and practices utilized by nonregulated companies for financial reporting under accounting principles generally accepted in the United States of America. The GPSC, the VSCC and the TRA occasionally order an accounting treatment different from that used by nonregulated companies to determine the rates charged to customers which are accounted for by applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Wholesale Services Segment

The wholesale services segment includes the results of operations and financial condition of Sequent Energy Management, LP (Sequent), AGL Resources' asset optimization, gas supply services, and wholesale trading and marketing company. Asset optimization focuses on capturing the value from idle or underutilized assets, typically by participating in transactions that balance the needs of varying markets.

Energy Investments Segment

The energy investments segment includes the results of operations and financial condition of AGL Networks, LLC (AGL Networks) as well as AGL Resources' investments in SouthStar Energy Services, LLC (SouthStar) and US Propane LP (US Propane).

AGL Resources owns a 50.0% interest in SouthStar. The other members of SouthStar are subsidiaries of Piedmont Natural Gas Company and Dynegy Holdings, Inc. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the Southeastern United States. SouthStar was formed and began marketing energy services in Georgia in 1998 when that state became the first in the Southeast to fully open to retail natural gas competition.

The members of SouthStar have entered into a capital contribution agreement that requires each member to contribute additional capital for SouthStar to pay invoices for goods and services received from any vendor that is affiliated with a member whenever funds are not otherwise available to pay these invoices. The capital contributions to pay affiliated vendor invoices are repaid as funds become available, but repayment is subordinated to SouthStar's revolving line of credit with financial institutions. There was no activity related to this agreement during the quarter ended March 31, 2002.

AGL Resources owns 22.36% of the limited partnership interests in US Propane and 22.36% of the limited liability company that serves as US Propane's general partner. The other limited partners are subsidiaries of TECO Energy, Inc., Piedmont Natural Gas Company, and Atmos Energy Corporation. These other companies also are owners of US Propane's general partner. US Propane owns all of the general partnership interest and approximately 31.0% of the limited partnership interests in Heritage Propane Partners, L.P. (Heritage), a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane.

Heritage purchases propane at numerous supply points for delivery primarily via railroad tank cars and common carrier transport. Heritage's profitability is sensitive to changes in the wholesale price of propane. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in prices. Heritage also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments used in connection with the liquids trading activity are marked to market.

The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Our maximum capital account restoration would be $13.6 million. Currently AGL Resources' capital account is positive. Management believes that the occurrence of US Propane's liquidation is not probable and, accordingly, no liability is recorded.

AGL Networks was formed on August 15, 2000, to serve the growing demand for high-speed network capacity in metropolitan areas within the Southeastern United States. Based in Atlanta, AGL Networks is licensed as a Competitive Local Exchange Carrier (CLEC) by the GPSC. AGL Networks provides last-mile infrastructure and fiber solutions to local, regional and national telecommunication companies. In addition to conduit and dark fiber leasing, services also include custom built point-to-point networks including permitting, engineering and program management.

Corporate Segment

The corporate segment includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGL Services Company (AGSC) and AGL Capital Corporation. AGSC is a service company established in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). AGL Capital Corporation was established to finance the acquisition of VNG; refinance existing short-term debt; and fund ongoing financing needs of AGL Resources and its subsidiaries through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All costs associated with AGSC, as well as financing costs associated with AGL Capital Corporation, are allocated to the operating segments in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

2. Significant Accounting Policies

For a summary of AGL Resources' accounting policies, please refer to AGL Resources' Annual Report on Form 10-K for the year ended September 30, 2001.

3. Earnings Per Common Share and Common Stockholders' Equity

Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur when potential common shares are added to common shares outstanding. Diluted earnings per common share are calculated quarterly and the number of incremental shares to be included at year-end is the weighted-average of each quarterly calculation. AGL Resources' potential common shares were derived from performance units whose future issuance is contingent upon the satisfaction of certain performance criteria and stock options whose exercise prices were less than the average market price of the common shares for the respective periods. Performance units totaling 11,430 and 10,488 qualified as potential common shares as of March 31, 2002 and 2001, respectively. An average of 332,475, and 336,224 incremental shares qualified as potential common shares during the three-month periods ended March 31, 2002 and 2001, respectively, because the exercise prices of those options were less than the average market price of the common shares for the respective periods.

During the three-month periods ended March 31, 2002 and 2001, AGL Resources issued 329,835 shares and 186,045 shares of common stock out of treasury, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan (RSP Plan); the Long-Term Stock Incentive Plan (LTSIP); the Long-Term Incentive Plan (LTIP); and the Non-Employee Directors Equity Compensation Plan (Directors Plan).

4. Risk Management

AGL Resources is exposed to risks associated with commodity prices, interest rates, credit, weather and federal and state regulation. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of a particular commodity. Interest rate risk results from our portfolio of debt and equity instruments that we issue to provide liquidity to our business. Credit risk results from the extension of credit throughout all aspects of our business, but is particularly concentrated in distribution operations at AGLC and in the wholesale services segment. We have three operations that are particularly sensitive to weather risk; in the distribution operations segment, VNG's rates are not adjusted for weather and in the energy investments segment, both US Propane and SouthStar are weather dependent businesses. Regulatory risk resides throughout each of the business units.

At the direction of the Finance and Risk Management Committee of the Board of Directors, management has established comprehensive risk management policies to monitor and manage these risks. AGL Resources' management's Risk Management Committee (RMC) is responsible for the overall monitoring risk withingthe company, the establishment of, and monitoring of compliance with, risk management policies and the delegation of approval and the authorization levels. The RMC consists of senior executives who monitor market risk positions, corporate exposures, credit exposures and overall results of AGL Resources' risk management activities. The RMC is chaired by our Chief Risk Officer, who is responsible for ensuring that the appropriate reporting mechanisms exist in order for the RMC to perform its monitoring functions.

The RMC meets at least once a month to review reports with regard to the various risks listed above. In addition, the RMC receives reports from the Chief Risk Officer regarding noncompliance, if any, with established Risk Management Policies. The Finance and Risk Management Committee of the Board of Directors meets at least four times a year with management to review and discuss management's analysis of the risks in each part of the business.

On November 30, 2001, AGL Capital Corporation entered into two Interest Rate Swap Transactions (Swaps) in the aggregate amount of $75.0 million as a hedge against the fair value of the AGL Capital Trust II's 8% Trust Preferred Securities due 2041. Pursuant to the Swaps, AGL Capital Corporation receives future interest rate payments on $75.0 million at an annual 8% interest rate, and pays floating interest rates on $75.0 million as follows. AGL Capital Corporation pays interest each May 15, August 15, November 15 and February 15 at three-month LIBOR plus 1.315%, with no floor or ceiling. At March 31, 2002, the current rate was 3.215%. The expiration date of the Swaps is May 15, 2041, unless terminated earlier or called. Each quarter, under hedge accounting treatment, AGL Capital records a long-term asset or liability to reflect the assessed change in fair value of the Swaps. The fair value changes as interest rates change from those that were in effect on the original settlement date. At March 31, 2002, the fair value of these Swaps was $2.5 million, which is included as a liability in other deferred credits.

Sequent follows Emerging Issues Task Force (EITF) Issue No. 98-10 (EITF 98-10) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" in reporting the fair value of its energy contracts and any changes in earnings. EITF 98-10 also provides Sequent factors to consider for purposes of identifying energy trading activities.

Sequent enters into various types of financial and other energy related commodity instruments including forward contracts, swap agreements, options, and other contractual arrangements as part of its trading activities. These activities primarily focus on providing asset management, gas supply and system optimization services to distribution companies, other utilities, marketers, poolers, municipalities, industrials, and other Southeast regional players.

During the three months ended March 31, 2002, AGL Resources recorded an unrealized gain of $0.6 million related to derivative instruments as a result of trading activities, compared to a $2.9 million unrealized gain for the three months ended December 31, 2001.

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

AGLC has been associated with 10 MGP sites in Georgia and 3 in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the investigation and cleanup of MGP sites is supervised by the state Environmental Protection Division (EPD). In Florida, the U.S. Environmental Protection Agency (EPA) has that responsibility.

As of March 2002, the remediation program was approximately 55% complete. The following six of the thirteen sites have been remediated: Athens, GA, Brunswick, GA, Griffin, GA, Waycross, GA, Rome, GA, and St. Augustine, FL. These sites are currently in a monitoring phase. The Valdosta, GA, and Macon, GA sites are currently being remediated and we expect them to be completed by the end of 2002. Savannah, GA, Augusta, GA, Sanford, FL, and Orlando, FL are currently in the preliminary investigation or engineering design phase. Additionally, a second Macon, GA site is non-active.

AGLC has historically reported cleanup cost estimates for remediation based on probabilistic models of potential costs. As cleanup options and plans continue to develop and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. Accordingly, AGLC has updated its MGP cleanup cost estimates, where possible, to reflect these engineering estimates. For those elements of the MGP program where AGLC has engineering cost estimates, AGLC believes that the most likely cost of future actions at its MGP sites will be $147.6 million. This estimate still contains various engineering uncertainties, and could increase as contracts are entered into. For those elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available cost estimates. For these elements AGLC believes that the remaining cost of future actions at its MGP sites will be within a range of $6.1 million to $14.5 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of March 31, 2002, AGLC has recorded the sum of $147.6 million plus the lower end of the remaining range, $6.1 million, or a total of $153.7 million, as a liability and a corresponding regulatory asset. This figure does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses, or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast.

The decrease in the liability from $171.0 million reported as of December 31, 2001 to $153.7 million as of March 31, 2002 is primarily a result of expenditures for cleanup for the various sites. There were no offsetting increases to the liability for the three-month period.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an environmental response cost recovery rider. It allows the recovery of costs of investigation, testing, cleanup and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from customers in future years. During the three months ended March 31, 2002, AGLC recovered $4.0 million through its environmental response cost recovery rider. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. There were no material recoveries from potentially responsible parties during the three months ended March 31, 2002.

AGLC expects the MGP program to be complete with respect to the significant cleanup by June 30, 2005. The significant years for spending for this program are 2002, 2003 and 2004. The environmental response cost recovery mechanism allows for recovery of expenditures over the five-year period subsequent to the period in which the expenditures were incurred. As of March 31, 2002, the MGP expenditures expected to be incurred over the next twelve months is reflected as a current liability of $48.5 million. In addition, AGLC expects to collect $15.7 million in revenues over the next twelve months under the environmental response cost recovery rider, which is reflected as a current asset.

6. Segment Information

AGL Resources is organized into three operating segments:

    Distribution operations consists of AGLC, VNG and CGC.

    Wholesale services consists of Sequent.

    Energy investments consists of AGL Networks, SouthStar, US Propane and several other nonregulated, energy-related subsidiaries.

Additionally, AGL Resources treats the corporate segment as a nonoperating business segment. The corporate segment includes AGL Resources Inc., AGSC, nonregulated financing and captive insurance subsidiaries, and intercompany eliminations.

Management evaluates segment performance based on EBIT, earnings before interest and taxes, which includes the effects of corporate expense allocations. Intersegment sales in the three months ended March 31, 2002 were eliminated from the statements of consolidated income. There were no intersegment revenues for the three months ended March 31, 2001.

Identifiable assets are those assets used in each segment's operations. AGL Resources' corporate assets consist primarily of cash and cash equivalents and property, plant and equipment.

	As of or for the three months ended March 31, 2002
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	------------	----------	-----------	-------------	------------
Operating revenues from external customers	$260.6	$232.1	$0.1	$0.1	$492.9
Intersegment revenue	-	17.5	-	($17.5)	-
Depreciation and amortization	21.4	-	-	1.7	23.1
Equity in the net income of investees	-	-	26.3	-	26.3
EBIT	71.4	5.8	24.7	(1.6)	100.3
Goodwill	176.2	-	-	-	176.2
Identifiable assets	3,173.8	180.3	58.8	(47.0)	3,365.9
Investment in joint ventures	-	-	97.9	-	97.9
Capital expenditures	33.5	1.3	9.2	3.1	47.1
-----------------------------------------------	------------	----------	-----------	-------------	------------

	For the three months ended March 31, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	------------	----------	-----------	-------------	------------
Operating revenues from external customers	$307.9	$38.6	$3.8	$0.3	$350.6
Intersegment revenue	-	-	-	-	-
Depreciation and amortization	21.7	-	0.3	2.4	24.4
Equity in the net income of investees	-	-	26.2	-	26.2
EBIT	67.2	10.0	30.3	(0.7)	106.8
Capital expenditures	23.9	-	0.3	8.1	32.3
-----------------------------------------------	------------	----------	-----------	-------------	------------

	As of December 31, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
----------------------------------------------	------------	----------	-----------	-------------	------------
Goodwill	$176.2	$-	$-	$-	$176.2
Identifiable assets	3,198.9	115.0	56.4	9.1	3,379.4
Investment in joint ventures	-	-	74.9	-	74.9
----------------------------------------------	------------	---------	-----------	-------------	------------

7. Financing

		March 31,	December 31,
------------------------------------------------------------------------	---------	----------------	------------
Dollars in millions	Year Due	2002	2001
-------------------------------------------------------------------------	---------	----------------	-------------
Short-term debt:
Commercial paper program and notes payable, 2.6% and 3.4% weighted-average rate at March 31, 2002 and December 31, 2001, respectively		$266.9	$384.7
Current portion of long-term debt-interest rates from 7.45% to 8.20%		93.0	93.0
------------------------------------------------------------------------	---------	----------------	-------------
Total		$359.9	$477.7
==========================================	=====	=========	=======
Long-term debt-net of current maturities:
Medium-term debt:
Series A-interest rate of 9.10%	2021	$30.0	$30.0
Series B-interest rates from 7.35% to 8.70%	2005-2023	167.0	167.0
Series C-interest rates from 5.90% to 7.30%	2004-2027	300.0	300.0
Senior notes-interest rate of 7.125%	2011	300.0	300.0
-----------------------------------------------------------------------	---------	----------------	------------
Total		$797.0	$797.0
==========================================	=====	=========	=======
Trust Preferred Securities:
AGL Capital Trust I- 8.17% due June 1, 2037	2037	$74.3	$74.3
AGL Capital Trust II- 8.0% due May 15, 2041	2041	143.6	143.7
-----------------------------------------------------------------------	--------	----------------	-------------
Total		$217.9	$218.0
==========================================	=====	=========	=======
Total short and long-term financing		$1,374.8	$1,492.7
==========================================	=====	=========	=======

Short-term Debt

AGL Resources, as guarantor, raises short-term capital under a commercial paper program through AGL Capital Corporation. AGL Capital Corporation's commercial paper consists of short-term unsecured promissory notes with maturities ranging from overnight to 187 days. The commercial paper program is supported by a $450 million credit facility, which is led by SunTrust Bank and supported by several other lenders. Under the credit facility, amounts may be borrowed, repaid and reborrowed in the form of Eurodollar loans, adjustable-rate loans (based on SunTrust Bank's prime rate, or based on the Federal Funds Effective Rate plus 0.5%), letters of credit (up to $50 million) or, in certain circumstances, fixed-rate loans for a defined period agreed upon by AGL Capital Corporation and the lenders. The credit facility terminates on October 3, 2002 (the termination date). Loans outstanding on the termination date, up to a maximum aggregate principal amount of $200 million, may be converted into term loans. Any outstanding term loans will mature in one installment on October 3, 2003. As of April 26, 2002, there were no outstanding loans under the credit facility.

AGL Capital Corporation's commercial paper program is currently rated A-2 by Moody's, P-2 by Standard & Poor's, and F-2 by Fitch. Despite commercial paper market volatility caused by adverse developments and results of some prominent corporate issuers, AGL Resources has experienced strong liquidity support in the commercial paper market in varying amounts and over a wide range of maturities. At no time since the inception of the commercial paper program in October 2000 has AGL Capital Corporation been unable to access the commercial paper market, except for September 12, 2001 when system capabilities of our paying agent were not functioning following the tragic events of September 11, 2001. AGL Resources relied upon the credit facility for its liquidity needs on September 12. System capabilities were restored the following day, and AGL Capital Corporation resumed normal commercial paper transactions.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

AGL Resources' reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words, "anticipate", "estimate", "believe", "predict", "generally", "relies" "expect" and other words of similar meaning. These statements involve risk and uncertainty and some of the important factors that could cause actual results or liquidity to differ materially from those anticipated include:

    industrial, commercial, and residential growth in the service territories of AGL Resources Inc. and its subsidiaries (AGL Resources);

    changes in price and demand for natural gas and related products;

    impact of changes in state and federal legislation and regulation on the gas and electric industries and on AGL Resources;

    the impact of the rate order issued by the Georgia Public Service Commission in connection with the review of Atlanta Gas Light Company's rates;

    the impact of Georgia's "Natural Gas Consumers' Relief Act" (HB 1568);

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

    uncertainties about environmental issues and the related impact of such issues; and

    impact of changes in weather upon the temperature sensitive portions of the business.

Nature of Our Business

AGL Resources Inc. is a registered public utility holding company that manages its business in three operating segments and one nonoperating segment. AGL Resources Inc. and its subsidiaries are collectively referred to as AGL Resources.

Distribution Operations Segment

The distribution operations segment includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: Atlanta Gas Light Company (AGLC), Virginia Natural Gas, Inc. (VNG) and Chattanooga Gas Company (CGC). AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes natural gas in southeastern Virginia. CGC distributes natural gas in the Chattanooga area of Tennessee. The Georgia Public Service Commission (GPSC) regulates AGLC; the Virginia State Corporation Commission (VSCC) regulates VNG; and the Tennessee Regulatory Authority (TRA) regulates CGC. The GPSC, the VSCC and the TRA regulate distribution operations with respect to rates, maintenance of accounting records and various other matters. Generally, the distribution operations segment utilizes the same accounting policies and practices utilized by nonregulated companies for financial reporting under accounting principles generally accepted in the United States of America. However, sometimes the GPSC, the VSCC and the TRA order an accounting treatment different from that used by nonregulated companies to determine the rates charged to customers which are accounted for by applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

Wholesale Services Segment

The wholesale services segment includes the results of operations and financial condition of Sequent Energy Management, LP (Sequent), AGL Resources' asset optimization, gas supply services, and wholesale trading and marketing company. Asset optimization focuses on capturing the value from idle or underutilized assets, typically by participating in transactions that balance the needs of varying markets.

After the acquisition of VNG, AGL Resources received approval from the VSCC to enter into an asset management agreement between VNG and Sequent's predecessor, AGL Energy Services, Inc. (AGLES). That agreement allowed for the asset manager, AGLES, to have control of the assets associated with the delivery of gas to VNG's intrastate system. In return, VNG's customers receive a portion of the proceeds that are generated from the optimization of these assets. However, at the time of the agreement, AGLES did not have the infrastructure necessary to realize the full potential as VNG's asset manager to generate the expected benefits for VNG's customers and for AGL Resources. As a result, AGLES and Enron North America Corp. (Enron) signed a second asset management agreement, with Enron performing the duties as VNG's asset manager. During the quarter ended March 31, 2001, AGL Resources announced the establishment of its expanded and renamed wholesale services segment, Sequent. The expansion of Sequent allowed for enhanced asset optimization opportunities. Due to Enron's continuing financial difficulties, on November 30, 2001, Sequent and Enron reached an early termination agreement for the management of VNG's assets, and Sequent assumed the role of asset manager for VNG effective December 1, 2001.

Energy Investments Segment

The energy investments segment includes the results of operations and financial condition of AGL Networks, LLC (AGL Networks) as well as AGL Resources' investments in SouthStar Energy Services, LLC (SouthStar) and US Propane LP (US Propane).

AGL Resources owns a 50% interest in SouthStar. The other members of SouthStar are subsidiaries of Piedmont Natural Gas Company, and Dynegy Holdings, Inc. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States. SouthStar was formed and began marketing energy services in Georgia in 1998 when that state became the first in the Southeast to fully open to retail natural gas competition.

The members of SouthStar have entered into a capital contribution agreement that requires each member to contribute additional capital for SouthStar to pay invoices for goods and services received from any vendor that is affiliated with a member whenever funds are not otherwise available to pay these vendor invoices. The capital contributions to pay affiliated vendor invoices are repaid as funds become available, but repayment is subordinated to SouthStar's revolving line of credit with financial institutions. There was no activity related to this agreement during the quarter ended March 31, 2002.

AGL Resources owns 22.36% of the limited partnership interests in US Propane and 22.36% of the limited liability company that serves as US Propane's general partner. The other limited partners of US Propane are subsidiaries of TECO Energy, Inc., Piedmont Natural Gas Company, and Atmos Energy Corporation. These other companies also are owners of US Propane's general partner. US Propane owns all of the general partnership interest and approximately 31.0% of the limited partnership interests in Heritage Propane Partners, L.P. (Heritage), a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane.

Heritage purchases propane at numerous supply points for delivery to Heritage primarily via railroad tank cars and common carrier transport. Heritage's profitability is sensitive to changes in the wholesale price of propane. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in prices. Heritage also buys and sells financial instruments for trading purposes through a wholly owned subsidiary. Financial instruments used in connection with the liquids trading activity are marked to market.

The limited partnership agreement of US Propane requires that in the event of liquidation, all limited partners would be required to restore their respective capital account deficiencies, including any unsatisfied obligations of the partnership. Our maximum capital account restoration would be $13.6 million. Currently AGL Resources' capital account is positive. Management believes that the occurrence of US Propane's liquidation is not probable and, accordingly, no liability is recorded.

AGL Networks was formed on August 15, 2000, to serve the demand for high-speed network capacity in metropolitan areas within the Southeastern United States. Based in Atlanta, AGL Networks is licensed as a Competitive Local Exchange Carrier (CLEC) by the GPSC. AGL Networks provides last-mile infrastructure and fiber solutions to local, regional and national telecommunication companies. In addition to conduit and dark fiber leasing, services also include custom built point-to-point networks including permitting, engineering and program management.

Corporate Segment

The corporate segment includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGL Services Company (AGSC) and AGL Capital Corporation. AGSC is a service company established in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). AGL Capital Corporation was established to finance the acquisition of VNG, refinance existing short-term debt, and fund ongoing financing needs of AGL Resources through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All costs associated with AGSC, as well as financing costs associated with AGL Capital Corporation, are allocated to the operating segments in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

Change in Fiscal Year End

On September 20, 2001, the Board of Directors of AGL Resources Inc. elected to change the Company's fiscal year end from September 30 to December 31 effective immediately, as announced in its current report on Form 8-K filed on September 21, 2001. The three-month period ended December 31, 2001 is the Company's transition period. The Transition Report on Form 10-Q, filed on January 28, 2002 presents the Company's results of operations for the three-month period ended December 31, 2001. This Form 10-Q presents the results of operations for the three-month period ended March 31, 2002, or the first quarter of fiscal 2002.

Regulatory and Legislative Update

On April 29, 2002, AGLC and the GPSC entered into an agreement in connection with the earnings review initiated by the GPSC in August 2001. The GPSC's order, effective May 1, 2002, will reduce AGLC customer's base rates by $10 million annually. The order allows for a performance-based regulation (PBR) plan with an allowed return on equity of 11%. The PBR plan also establishes an earnings band of 10% to 12%, with three-quarters of any earnings above 12% shared with the Georgia customers and one-quarter retained by AGLC.

Under the order, AGLC has adopted new depreciation rates, which will also go into effect May 1, 2002. The order stipulates that AGLC must implement a new customer information system at a rate of $2.9 million annually and invest additional resources of $1.0 million to improve the hold times at AGLC's customer call center. The net impact of this order to AGLC is a reduction to cash flow from operations, net of income taxes, of approximately $6.5 million on an annual basis. This reduction to operating revenue will be largely offset by a reduction in depreciation expense.

Under the terms of the order and PBR plan, AGLC may not file for a general base rate increase unless its return on equity falls below 10%. However, AGLC must file a general rate case on May 1, 2005 at which time the GPSC will determine whether the order will remain in effect be modified or discontinued.

The order does not include any effects of the recently passed Georgia legislation entitled the "Natural Gas Consumers' Relief Act" (Relief Act). The rates AGLC agreed to with the GPSC are set to maintain the current level of funding for service, except as may be affected by normal employee turnover. AGLC also agreed that it will not take steps to reduce the existing level of funding for service until the GPSC determines the appropriate level of performance standards in a subsequent proceeding or until January 1, 2003, whichever is earlier.

On April 25, the Governor of Georgia signed into law the Relief Act. There are four principal elements of this legislation - a consumer bill of rights, a requirement for service level standards for the utility as well as marketers, the establishment of a regulated provider of last resort, and the ability of electric membership corporations (EMC) to operate retail gas affiliates.

The consumer bill of rights enacted a framework of service standards for the protection of consumers - including standards for protecting consumers in matters such as deposits and credits, disclosure and billing, and complaint handling. By September 1, 2002, the GPSC will establish rules and regulations creating service standards for both AGLC and the marketers. The service standards for AGLC will include standards for posting data on the electronic bulletin board, meter reading, meter turn-ons and turn-offs, forecasting, call center response times, lost and unaccounted for gas, and acquiring and managing interstate capacity assets. The service standards for the marketers will include standards for call response times, billing and meter reading.

In 2001, the Governor of Georgia established a Blue Ribbon Task Force (Task Force) to assess natural gas deregulation. One of the primary recommendations of the Task Force was the establishment of a provider of last resort (POLR). Under the Relief Act, by July 1, 2002, the GPSC is required to select a regulated POLR that will serve low-income residential consumers and consumers who are unable to receive service from certificated marketers. The selection will be made through a competitive bid process and certificated marketers are eligible to bid. If no acceptable proposals are filed with the GPSC, the GPSC may designate AGLC or any other gas or electric utility to serve as the POLR.

AGLC is currently analyzing the impact of this newly enacted legislation on its future operations and financial condition. AGLC anticipates that any additional costs incurred to implement the service standards established by the GPSC will be recoverable. SouthStar is also currently analyzing the impacts of the newly enacted legislation on its future operations and financial condition. Management does not currently expect the new legislation to have a material impact on AGL Resources.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has progressed as AGL Resources' business activities have evolved and as accounting rules have evolved. Accounting rules generally do not involve a selection among alternatives, but rather involve an implementation and interpretation of existing rules and the use of judgment as to the specific set of circumstances existing in our business. AGL Resources' critical accounting policies include policies that are related to specific business units, such as revenue recognition, price risk management activities and accounting for natural gas activities, as well as broad policies that include accounting for impairments and contingencies, consolidations and business combinations. Each of these areas involves complex situations and a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact AGL Resources' financial statements.

Revenues

Distribution Operations. Revenues are recorded when services are provided to customers. Those revenues are based on rates approved by the GPSC, VSCC and TRA.

As required by the GPSC, in July 1998, AGLC began billing marketers for each residential, commercial and industrial customer's distribution costs in equal monthly installments under a straight fixed variable (SFV) rate design. Effective February 1, 2001, AGLC implemented a seasonal rate design for the calculation of each residential customer's annual SFV capacity charge, which is billed to certificated marketers and reflects the historic volumetric usage pattern for the entire residential class. Generally, this change should result in residential customers being billed by the certificated marketers a higher capacity charge in the winter months and a lower charge in the summer months. This requirement has an operating cash flow impact, but does not change AGLC's annual revenue recognition. As a result, AGLC continues to recognize its residential SFV capacity revenues for financial reporting purposes in equal monthly installments. Any difference between billings under the seasonal rate design and SFV revenue recognized is deferred and reconciled on an annual basis. As of March 31, 2002, AGLC had deferred seasonal rates of approximately $21.6 million (included as a current liability in the consolidated balance sheet) related to the difference between billings under the seasonal rate design and SFV revenue recognized.

VNG and CGC employ rate structures that include volumetric rate designs that allow recovery of costs through gas usage. VNG and CGC recognize revenues from sales of natural gas and transportation services in the same period in which they deliver the related volumes to customers. VNG and CGC bill and recognize sales revenues from residential and certain commercial and industrial customers on the basis of scheduled meter readings. In addition, VNG and CGC record revenues for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. AGL Resources includes these revenues in the consolidated balance sheets as unbilled revenue. Included in the rates charged by CGC is a weather normalization adjustment factor, which offsets the impact of unusually cold or warm weather on operating margin. VNG's rates do not include such a factor. For wholesale and other commercial and industrial customers, VNG and CGC recognize revenues based upon actual deliveries during the accounting period.

Wholesale Services. AGL Resources accounts for transactions in connection with energy trading and marketing activities under the mark-to-market method of accounting, in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10 (EITF 98-10) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under this method, AGL Resources records energy commodity contracts, including both physical transactions and financial instruments, at market value. The market prices or fair values used in determining the value of the portfolio are our best estimates utilizing information such as commodity exchange prices, over-the-counter quotes, volatility and time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. When the portfolio market value changes, primarily due to newly originated transactions and the effect of price changes, AGL Resources recognizes the change as a gain or loss in the period of change. When market prices are not readily available or determinable, AGL Resources values certain contracts at fair value using an alternate approach such as model pricing. The determination of market value can be complex and relies upon judgments concerning future prices and liquidity, among other things, particularly in the case of contracts that are longer in term. AGL Resources adjusts the modeling process as appropriate to account for uncertainties such as physical limitations of relevant pipeline systems, distribution requirements, and regulatory uncertainty. AGL Resources recognizes revenue and related expense from energy trading and marketing activities primarily on a gross basis. AGL Resources believes this treatment is proper given its role in the related transactions.

Accounting for contingencies

AGL Resources' accounting for contingencies policies cover a wide variety of business activities, including contingencies for potentially uncollectible receivables, rate matters and legal and environmental exposures. AGL Resources accrues for these contingencies when its assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated in accordance with SFAS No. 5 "Accounting for Contingencies." AGL Resources' estimates for these liabilities are based on currently available facts and its estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ from estimates, and estimates can be, and often are, revised either negatively or positively, depending upon actual outcomes or expectations based on the facts surrounding each potential exposure.

Regulatory Accounting

Distribution Operations. The companies within the distribution operations segment are subject to the provision of Statements of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, all three companies record regulatory assets and liabilities to the extent that an accounting treatment is ordered by the state regulatory commission that differs from accounting principles generally accepted in the United States of America.

Transition to Competition Costs. On October 19, 1999, the GPSC approved an order allowing AGLC to defer certain transition to competition costs for fiscal 2000 that AGLC considered to be "stranded" as a result of deregulation (Order). In accordance with the Order, AGLC deferred approximately $10 million in stranded costs for fiscal 2000. These stranded costs are recorded as a regulatory asset on AGLC's balance sheet and are being amortized over a five-year period beginning October 1, 1999. Of the total transition to competition costs, AGLC amortized $0.5 million during the three months ended March 31, 2002, leaving an unamortized balance, net of deferred taxes, of $2.8 million at March 31, 2002.

Environmental Matters. Before natural gas was widely available in the Southeast, AGLC manufactured gas from coal and other fuels. Those manufacturing operations were known as manufactured gas plants (MGPs), which AGLC ceased operating in the 1950s. Because of recent environmental concerns, AGLC is required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

AGLC has been associated with 10 MGP sites in Georgia and 3 in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the investigation and clean up of MGP sites is supervised by the state Environmental Protection Division (EPD). In Florida, the U.S. Environmental Protection Agency (EPA) has that responsibility.

As of March 2002, the remediation program was approximately 55% complete. The following six of the thirteen sites have been remediated: Athens, GA, Brunswick, GA, Griffin, GA, Waycross, GA, Rome, GA, and St. Augustine, FL. These sites are currently in a monitoring phase. The Valdosta, GA, and Macon, GA sites are currently being remediated and we expect them to be completed by the end of 2002. Savannah, GA, Augusta, GA, Sanford, FL, and Orlando, FL are currently in the preliminary investigation or engineering design phase. Additionally, a second Macon, GA site is not active.

AGLC has historically reported cleanup cost estimates for remediation based on probabilistic models of potential costs. As cleanup options and plans continue to develop and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. Accordingly, AGLC has updated its MGP cleanup cost estimates, where possible, to reflect these engineering estimates. For those elements of the MGP program where AGLC has engineering cost estimates, AGLC believes that the most likely cost of future actions at its MGP sites will be $147.6 million. This estimate still contains various engineering uncertainties, and could increase as contracts are entered into. For those elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available cost estimates. For these elements AGLC believes that the remaining cost of future actions at its MGP sites will be within a range of $6.1 million to $14.5 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of March 31, 2002, AGLC has recorded the sum of $147.6 million plus the lower end of the remaining range, $6.1 million, or a total of $153.7 million, as a liability and a corresponding regulatory asset. This figure does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses, or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast.

The decrease in the liability from $171.0 million reported as of December 31, 2001 to $153.7 million as of March 31, 2002 is primarily a result of expenditures for cleanup for the various sites. There were no offsetting increases to the liability for the three-month period.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an environmental response cost recovery rider. It allows the recovery of costs of investigation, testing, cleanup and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and clean up, to be recovered from the customers in future years. During the three months ended March 31, 2002, AGLC recovered $4.0 million through its environmental response cost recovery rider. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. There were no material recoveries from potentially responsible parties during the three months ended March 31, 2002.

AGLC expects the MGP program to be complete with respect to the significant cleanup by June 30, 2005. The significant years for spending for this program are 2002, 2003 and 2004. The environmental response cost recovery mechanism allows for recovery of expenditures over the five-year period subsequent to the period in which the expenditures were incurred. As of March 31, 2002, the MGP expenditures expected to be incurred over the next twelve months is reflected as a current liability of $48.5 million. In addition, AGLC has recorded a current asset of $15.7 million that represents expected revenues over the next twelve under the environmental response cost recovery rider.

AGLC Pipeline Replacement Program. On January 8, 1998, the GPSC issued procedures and set a schedule for hearings regarding alleged pipeline safety violations by AGLC. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that detailed a 10-year pipeline replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the program. All such amounts will be recovered through a combination of SFV rates and a pipeline safety revenue rider. October 1, 2001 marked the beginning of the fourth year of the 10-year pipeline replacement program. Since the inception of the pipeline replacement program in October 1998, AGLC has incurred approximately $168.2 million in capital expenditure costs replacing 928.1 miles of cast iron and bare steel pipe and $31.8 million in operation and maintenance costs, of which $8.9 million has been recovered from SFV rates and the pipeline revenue rider. The estimated present value of the total remaining capital costs of this program, as of March 31, 2002, is approximately $494.8 million.

During the three months ended March 31, 2002, approximately 67.4 miles of pipe were replaced and AGLC's capital expenditure and operation and maintenance costs related to the program were approximately $11.9 million and $2.2 million, respectively. For the same period last year, 67.6 miles of pipe were replaced, and capital expenditure and operation and maintenance costs were $11.6 million and $1.5 million, respectively. The amount recovered from SFV rates and the pipeline safety revenue rider during the three months ended March 31, 2002 was approximately $1.6 million. There were no recoveries for the same period last year.

AGLC capitalizes and depreciates the capital expenditure costs incurred from the pipeline replacement program over the life of the assets. Operation and maintenance costs are expensed as incurred. Recoveries, which are recorded as revenue, are based on a formula that allows AGLC to recover operation and maintenance costs that are in excess of those included in AGLC's current base rates, depreciation expense, and an allowed rate of return on the capital expenditures. In the near term, the primary financial impact to AGLC from the pipeline replacement program is reduced cash flow from operating and investing activities, as the timing related to cost recovery does not match the timing of when costs are incurred. However, AGLC is allowed the recovery of carrying costs on the under-recovered balance resulting from the timing difference.

AGLC has recorded a long-term liability and a corresponding regulatory asset in its consolidated balance sheet as of March 31, 2002, in the amount of $436.7 million and $495.6, respectively, for capital expenditures in connection with the pipeline replacement program. We anticipate that our capital expenditures for the pipeline replacement program will end by June 30, 2008, unless extended by the GPSC.

As of March 31, 2002, AGLC has recorded a current liability of $58.1 million representing the expected expenditures for the next twelve months for the program. AGLC has also recorded a current asset of $9.8 million that represents the expected revenues to be recognized under the revenue rider over the next twelve months.

Wholesale Services. Although Sequent is a nonregulated business, some of its underlying trading assets are regulated because Sequent acts as asset manager for certain regulated utilities, including VNG and CGC. Sequent has also procured some of its own interstate pipeline assets. The VSCC approved an asset management agreement, which provides for a sharing of profits between Sequent and VNG's customers. Sequent and CGC have entered into an agreement whereby Sequent pays CGC an annual fee for the right to act as CGC's asset manager. In Georgia, profits earned by Sequent from AGLC asset transactions that constitute off-system sales or capacity release transactions are shared with Georgia's Universal Service Fund.

Other Income

Distribution Operations. Included in other income for distribution operations is income from certificated marketers in the state of Georgia representing carrying charges for gas stored underground and maintained on their behalf by AGLC. This gas stored underground is not a part of the assets included in the ratemaking process for AGLC and therefore AGLC is allowed by the GPSC to recover carrying charges on a monthly basis.

Energy Investments. AGL Resources utilizes the equity method of accounting when recording the results of SouthStar and US Propane. AGL Resources reports its ownership interest in the entity as an investment within its consolidated balance sheets. Additionally, AGL Resources' percentage ownership in the joint ventures' earnings or losses is reported in its statement of consolidated income under other income.

Results of Operations, three-month periods ended March 31, 2002 and 2001.

In this section, the results of operations for the three-month periods ended March 31, 2002 and 2001 are compared.

For the three months ended March 31, in millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate	Consolidated AGL Resources
--------------------------------------------	-----------	---------	---------	-------	-----------
2002
Operating margin	$163.6	$8.6	$-	$-	$172.2
Operating expenses	94.9	2.8	1.7	1.4	100.8
Other income (loss)	2.7	-	26.4	(0.2)	28.9
Earnings before interest and taxes (EBIT)	$71.4	$5.8	$24.7	($1.6)	$100.3
--------------------------------------------	-----------	---------	---------	-------	-----------
2001
Operating margin	$164.6	$12.4	$3.8	$0.3	$181.1
Operating expenses	98.3	1.7	6.1	0.7	106.8
Other income (loss)	0.9	(0.7)	32.6	(0.3)	32.5
Earnings before interest and taxes (EBIT)	$67.2	$10.0	$30.3	($0.7)	$106.8
--------------------------------------------	-----------	---------	--------	-------	-----------

For the three months ended March 31,	2002	2001	Fav/(Unfav)	% Fav/(Unfav)
----------------------------------------	-------------	--------------	-------------	-------------
Throughput (millions of dekatherms)
Georgia	91.3	95.8	(4.5)	(4.7%)
Virginia	14.0	13.9	0.1	0.7%
Tennessee	6.2	6.7	(0.5)	(7.5%)

Heating Degree Days (actual)
Georgia	1,426	1,540	(114)	(7.4%)
Virginia	1,555	1,929	(374)	(19.4%)
Tennessee	1,587	1,818	(231)	(12.7%)
----------------------------------------------	--------------	---------------	--------------	---------------

Operating Margin

Distribution Operations. The operating margin for distribution operations was $163.6 million for the three months ended March 31, 2002 and $164.6 million for the same period last year. The decrease of $1.0 million was due to a $3.5 million decrease at VNG as a result of weather that was warmer than normal in the VNG service territory. During the three months ended March 31, 2002, Southeast Virginia experienced 19.4% fewer heating degree days than last year. The decrease was offset by an increase of $2.8 million in revenue from the pipeline safety rider at AGLC. The pipeline safety rider was designed by the GPSC to increase each year to capture the operation and maintenance costs as well as to provide a return on and of the capital invested into the pipes over the life of the program. As a result of increased capital spending on a program to-date basis, AGLC recognized an increase in operating margin as compared to last year. The remaining operating margin decrease was due to a loss of customers from AGLC.

Wholesale Services. The operating margin for wholesale services was $8.6 million for the three months ended March 31, 2002 and $12.4 million for the same period last year. The decrease of $3.8 million was primarily due to warmer than normal weather in the southeastern United States along with large storage balances which limited volatility in the marketplace. During the three months ended March 31, 2002, contributions to operating margin consisted of asset optimization and gas supply services of $6.6 million and wholesale marketing and trading activities of $2.0 million.

Energy Investments. The operating margin for energy investments was zero for the three months ended March 31, 2002 and $3.8 million for the same period last year. The decrease of $3.8 million was primarily due to the sale of Utilipro in the quarter ended March 31, 2001.

Operating Expenses

Distribution Operations. The operating expenses for distribution operations were $94.9 million for the three months ended March 31, 2002 and $98.3 million for the same period last year. The decrease of $3.4 million was primarily due to the following:

    aggressive implementation of operational efficiencies at VNG and AGLC of $3.2 million reflected by a decrease of approximately 150 employees as compared to last year, and reductions in goodwill amortization of $1.4 million due to adoption of SFAS No. 142 "Goodwill and Other Intangible Assets."

The decreases were partially offset by an increase in depreciation of $1.1 million due to increases in property, plant, and equipment.

Wholesale Services. The operating expenses for wholesale services were $2.8 million for the three months ended March 31, 2002 and $1.7 million for the same period last year. The increase of $1.1 million was primarily due to expenses incurred as a result of an increase in Sequent's asset optimization and wholesale trading activities.

Energy Investments. The operating expenses for energy investments were $1.7 million for the three months ended March 31, 2002 and $6.1 million for the same period last year. The decrease of $4.4 million was primarily due to the sale of Utilipro that occurred in the three months ended March 31, 2001, which was partially offset by expenses incurred by AGL Networks.

Corporate. The operating expenses for corporate were $1.4 million for the three months ended March 31, 2001 and $0.7 million for the same period last year. The increase of $0.7 million was primarily due to an increase in unallocated corporate expenses.

Other Income

Distribution Operations. Other income for distribution operations was $2.7 million for the three months ended March 31, 2002 and $0.9 million for the same period last year. The increase of $1.8 million was primarily due to increases in carrying costs recovered from marketers for gas stored underground on their behalf as a result of increased balances of gas stored underground due to warmer weather.

Wholesale Services. Other losses for wholesale services were zero for the three months ended March 31, 2002 and ($0.7) million for the same period last year. The decrease of $0.7 million was primarily due to losses incurred last year on asset management transactions.

Energy Investments. Other income for energy investments was $26.4 million for the three months ended March 31, 2002 and $32.6 million for the same period last year. The decrease of $6.2 million was primarily due to a $10.9 million gain from the sale of Utilipro recorded during the three months ended March 31, 2001, offset by an increase of $5.2 million in additional contribution from SouthStar.

EBIT

Distribution Operations. EBIT for distribution operations was $71.4 million for the three months ended March 31, 2002 and $67.2 million for the same period last year. Distribution operations experienced decreases in operating margin primarily from warmer weather, which was mostly offset by operational efficiencies. Contributing factors to the increase in EBIT were increased revenues from the pipeline safety rider and increased gas storage carrying costs.

Wholesale Services. EBIT for wholesale services was $5.8 million for the three months ended March 31, 2002, and $10.0 million for the same period last year. The decrease of $4.2 million was primarily due to limited market volatility as a result of warmer than normal weather.

Energy Investments. EBIT for energy investments was $24.7 million for the three months ended March 31, 2002 and $30.3 million for the same period last year. The decrease of $5.6 million was primarily due to a $10.9 million gain from the sale of Utilipro during the three months ended March 31, 2001, offset by an increase of $5.2 million in additional contribution from SouthStar. SouthStar's customers have increased approximately 60,000 on a year over year basis.

Corporate. EBIT for corporate was ($1.6) million for the three months ended March 31, 2002 and ($0.7) million for the same period last year. The change of $0.9 million was primarily due to an increase in corporate expenses.

Interest Expense

Interest expense was $22.7 million for the three months ended March 31, 2002 and $25.5 million for the same period last year. The decrease of $2.8 million was primarily a result of favorable interest rates on commercial paper and favorable interest rate swaps, offset by higher debt balances.

Income Taxes

Income tax expense was $27.5 million for the three months ended March 31, 2002 and $29.0 million for the same period last year. The decrease of $1.5 million was primarily due to a decrease in income before taxes of $3.7 million compared to the same period last year. The effective tax rate (income tax expense expressed as a percentage of pre-tax income) for the three months ended March 31, 2002 was 35.4% as compared to 35.7% for the same period last year.

Net Income

For the three-month period ended March 31, 2002, net income was $50.1 million or $0.90 per basic share and $0.89 per diluted share. For the three-month period ended March 31, 2001, net income was $52.3 million or $.96 per basic and diluted share.

Liquidity and Capital Resources

AGL Resources relies upon operating cash flow along with borrowings under the commercial paper program which is backed by a credit facility for its short-term liquidity and capital resource requirements. The availability of borrowings under AGL Resources' credit and borrowing agreements is subject to specified conditions, which AGL Resources currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, and continued accuracy of the representations and warranties contained in such agreements.

Cash flow provided from operations was $161.7 million for the three months ended March 31, 2002 as compared to $110.3 million for the three months ended March 31, 2001. The increase of $51.4 million is primarily the result of decreased inventories, increases in accounts payable, and deferred customer collections offset by increases in accounts receivable.

Cash flow used in financing activities was $124.7 million for the three months ended March 31, 2002 as compared to $82.2 million for the three months ended March 31, 2001. The increase in cash flow used of $42.5 million is primarily the result of borrowings of senior notes for $300.0 million in February 2001. This was offset by decreased commercial paper payments (net of borrowings) of $234.4 million and a payment on medium-term notes of $20.0 million in February 2001.

Cash flow used in investing activities was $44.0 million for the three months ended March 31, 2002 as compared to $17.9 million for the three months ended March 31, 2001. The increase in cash flow used of $26.1 million is a result of increased property, plant and equipment expenditures of $14.8 million and cash received from the sale of Utilipro of $17.9 million in March 2001. This was offset by cash received from SouthStar and US Propane of $3.3 million for the three month ended March 31, 2002, compared to cash payments made to them of $6.5 million last year.

Environmental expenses in connection with the MGP program for the three months ended March 31, 2002, were $6.8 million compared to $5.5 million for the same period last year. We expect that these environmental expenses for the next twelve months will be approximately $48.5 million and funded from operating cash flow and commercial paper borrowings.

AGL Resources is required by financial covenant and PUHCA requirements to maintain a ratio of total debt to total capitalization of no greater than 70.0%. As of March 31, 2002, AGL Resources total debt to total capitalization ratio was 65.2%. The components of our capital structure at March 31, 2002 and December 31, 2001 are summarized in the following table.

	March 31, 2002	December 31, 2001
Common equity	34.8%	31.6%
Trust Preferred Securities	10.3%	10.0%
Short-term debt	12.7%	17.6%
Current portion of long-term debt	4.4%	4.3%
Long-term debt	37.8%	36.5%
Total Capitalization	100.0%	100.0%

AGL Resources became a registered public utility holding company under PUHCA in October 2000. As a result, AGL Resources' financing activity must conform to guidelines and limitations established by the SEC.

Short-term Debt. Commercial paper balances decreased from $384.7 million at December 31, 2001 to $266.9 million as of March 31, 2002. This $117.8 million decrease was the result of strong profit performance, the collection of receivables, and reduction in gas inventories. The weighted-average interest rate on short-term debt outstanding was 2.6% for the three-month period ended March 31, 2002.

Long-term Debt. The current portion of long-term debt as of March 31, 2002 was $93.0 million with interest rates ranging from 7.45% to 8.20%. During the three-month period ended March 31, 2002, AGL Resources did not issue long-term debt. On April 1, 2002, AGL Resources paid $45.0 million of scheduled medium-term note maturities which was financed with commercial paper issuances.

Interest Rate Swap. On November 30, 2001, AGL Capital Corporation entered into two Interest Rate Swap Transactions (Swaps) in the aggregate amount of $75.0 million as a hedge against the fair value of the AGL Capital Trust II's 8% Trust Preferred Securities due 2041. Pursuant to the Swaps, AGL Capital Corporation receives future interest rate payments on $75.0 million at an annual 8.0% interest rate, and pays floating interest rates on $75.0 million. AGL Capital Corporation pays interest each May 15, August 15, November 15 and February 15 at three-month LIBOR plus 1.315%, with no floor or ceiling. At March 31, 2002, the current rate was 3.215%. The expiration date of the Swaps is May 15, 2041, unless terminated earlier or called. Each quarter, under hedge accounting treatment, AGL Capital records a long-term asset or liability to reflect the assessed change in fair value of the Swaps to AGL Capital Corporation. The fair value changes as interest rates change from the original settlement date. At March 31, 2002, the fair value of these Swaps is $2.5 million, which is included as a liability in other deferred credits.

Common Stock. During the three-month period ended March 31, 2002, AGL Resources issued 329,835 shares of common stock out of treasury under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan. The average selling price under these plans was $22.18 per share for the three months ended March 31, 2002. The average number of shares outstanding for the three-month period ended March 31, 2002 as compared to March 31, 2001 increased to 55.7 million from 54.3 million.

Credit Rating. Credit ratings impact AGL Resources' ability to obtain short-term and long-term financing and the cost of such financing. In determining AGL Resources' credit ratings, the rating agencies consider a number of factors. Quantitative factors that appear to be given significant weight include, among other things:

    earnings before interest, taxes and depreciation and amortization (EBITDA);

    operating cash flow;

    total debt outstanding;

    off-balance sheet obligations and other commitments;

    fixed charges such as interest expense, rent or lease payments;

    payments to preferred stockholders;

    liquidity needs and availability;

    potential legislation on deregulation;

    total debt to total capitalization ratios, including balance sheet leverage; and

    various ratios calculated from these factors.

Qualitative factors appear to include, among other things, stability of regulation in each jurisdiction, risks and controls inherent with wholesale services, predictability of cash flows, business strategy and management, industry position and contingencies.

The credit ratings of AGL Resources Inc. and its subsidiaries are periodically under review and may be reviewed at any time. As a result of the Enron Corp. bankruptcy in December 2001, the credit rating agencies have refocused their attention on the credit characteristics and credit protection dynamics of energy industry participants. While AGL Resources believes that no fundamental adverse shift has occurred in our business or rating profile, there can be no assurance that AGL Resources' current ratings will be maintained.

As of March 31, 2002, the three major credit rating agencies have given AGL Resources' unsecured debt issues investment grade status. The ratings were as follows:

Type of facility	Moody's	S&P	Fitch
Commercial Paper	P-2	A-2	F-2
Medium Term Notes	A3	A-	A
Senior Notes	Baa1	BBB+	BBB+
Trust Preferred Securities	Baa2	BBB	BBB

AGL Resources' debt instruments and other financial obligations include provisions, which, if not complied with, could require early payment, additional collateral support or similar actions. For AGL Resources, the most important default events include a leverage ratio maximum, a minimum net worth, insolvency events, non-payment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. AGL Resources does not have any trigger events in its debt instruments that are tied to changes in specified credit ratings or stock price and has not entered into any transaction that requires AGL Resources to issue equity based on credit rating or other trigger events.

AGL Resources has several non-debt agreements that have adequate assurance provisions relating to trade credit/payments and some agreements also have credit rating trigger events tied to a decrease in credit ratings. At March 31, 2002, the amount of cash collateral that AGL Resources could be required to post in the event of a rating trigger under these agreements was $8.0 million. These rating triggers typically would give counterparties the right to suspend or terminate credit if AGL Resources' credit ratings were downgraded to non-investment grade status. Under such circumstances, AGL Resources would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on AGL Resources' profitability and liquidity. If such collateral were not posted, AGL Resources' ability to continue transacting business with these counterparties would be impaired. Management routinely monitors, measures and reports on the potential impact of adverse ratings developments to the RMC.

AGL Resources' cash from internal operations may change in the future due to a number of factors, some of which AGL Resources cannot control. These include regulation changes, the price for products we sell, services we provide, and the demand for our products and services, margin requirements resulting from significant increases or decreases in commodity prices, operational risks, and other factors. AGL Resources' ability to draw upon our available credit facilities will be dependent upon our ability to comply with the conditions and requirements of our credit facilities, all of which AGL Resources currently meets. Funding from the capital markets for commercial paper and long-term debt may be impacted by lack of liquidity for our industry segment, a change in our credit rating or changes in market conditions. As of March 31, 2002, AGL Resources had $187.7 million of available liquidity under its commercial paper program.

Management believes credit availability will be sufficient to meet working capital needs both on a short- and long-term basis. As discussed in the preceding paragraphs, however, capital needs and availability depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Capital Requirements. Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $47.1 million for the three-month period ended March 31, 2002 as compared to $32.3 million for the same period last year. The increase of $14.8 million is primarily attributable to increases in distribution operations of $9.7 million and payments related to AGL Networks' purchase of a telecommunications network from ACSI Network Technologies, Inc. of $6.7 million.

The following table illustrates AGL Resources' expected future contractual cash obligations as of March 31, 2002:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$890.0	$93.0	$63.5	$42.0	$691.5
Pipeline & storage capacity & gas supply^	846.1	216.3	425.6	204.2	-
Pipeline replacement capital expenditure costs^	494.8	58.1	134.8	172.4	129.5
Short-term debt	266.9	266.9	-	-	-
Trust preferred securities	217.9	-	-	-	217.9
Other contractual cash obligations	61.2	5.8	7.3	13.8	34.3
Operating leases	53.2	16.5	28.6	5.3	2.8
Environmental response (recoveries) costs*	(74.7)	32.8	14.7	(53.7)	(68.5)
Total contractual cash obligations	$2,755.4	$689.4	$674.5	$384.0	$1,007.5
^100% recoverable due to rate mechanism	======	=====	=====	=====	======
*Net of environmental response cost recoveries

AGL Resources has other commercial commitments that do not necessarily require the use of cash in the future. The table below illustrates the other expected commercial commitments that are outstanding as of March 31, 2002.

Amounts of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$450.0	$450.0	$-	$-	$-
Guarantees	120.8	120.8	-	-	-
Standby letters of credit/surety bonds	1.4	1.4	-	-	-
Total other commercial commitments	$572.2	$572.2	$-	$-	$-
	====	====	==	==	==

Wholesale Services. The financial instruments that are utilized by Sequent in its trading and marketing activities are recorded on a mark-to-market basis each quarter. The tables below illustrate the change in the net fair value of the derivative contracts during the quarter, as well as provide detail of the net fair contracts outstanding at the end of the quarter.

In millions
Net fair value of contracts outstanding at the beginning of period	$2.9
Contracts realized or otherwise settled during the period	(2.5)
Net fair value of new contracts when entered into during the period	0.2
Changes in fair values attributed to changes in valuation techniques and assumptions	-
Net fair value of contracts outstanding at the end of period	$0.6
===

In millions	Net Fair Value of Contracts at Period-End
Source of net fair value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total net fair value
Prices actively quoted	$0.4	$0.2	$-	$-	$0.6
Prices provided by other external sources	-	-	-	-	-
Prices based on models and other valuation methods	-	-	-	-	-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

AGL Resources is exposed to risks associated with commodity prices, interest rates, credit, weather and federal and state regulation. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. Interest rate risk results from our portfolio of debt and equity instruments that we issue to provide liquidity for our business. Credit risk results from the extension of credit throughout all aspects of our business, but is particularly concentrated in distribution operations at AGLC and in the wholesale services segment. We have three operations that are particularly sensitive to weather risk; in the distribution operations segment, VNG's rates are not adjusted for weather, in the energy investments segment, both US Propane and SouthStar are weather dependent businesses. Regulatory risk resides throughout each of the business units.

At the direction of the Finance and Risk Management Committee of the Board of Directors, management has established comprehensive risk management policies to monitor and manage these risks. AGL Resources' Management Risk Management Committee (RMC) is responsible for the overall establishment of, and monitoring of compliance with, risk management policies and the delegation of approval and authorization levels. The RMC consists of senior executives who monitor commodity price risk positions, corporate exposures, credit exposures and overall results of AGL Resources' risk management activities. The RMC is chaired by our Chief Risk Officer, who is responsible for ensuring that the appropriate reporting mechanisms exist in order for the RMC to perform its monitoring functions.

AGL Resources has initiated a comprehensive project to further quantify each of these risks and understand the effects on each business unit. The project will result in developing an Earnings at Risk model for the entire corporate enterprise, including all of our subsidiaries, which will better assess and address the effect of our entire risk portfolio on future earnings.

Commodity Price Risk

Wholesale services. Sequent is exposed to certain commodity price risks inherent in the natural gas industry or inherent in transactions entered in the normal course of business. In executing risk management strategies to mitigate these risks, wholesale services routinely utilizes various types of financial and other instruments. These instruments include forward contracts involving physical delivery and swap agreements. The financial and other instruments require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity, options, and other contractual arrangements. Sequent's current uses of these financial instruments to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Therefore, the fair values of these instruments are included in energy gas marketing and risk management assets and liabilities in the consolidated balance sheet on a mark-to-market method of accounting. The maturities of these financial instruments are less than two years and represented purchases (long) of 362.9 billion cubic feet and sales (short) of 250.9 billion cubic feet. The fair values and average values of Sequent's energy marketing and risk management assets and liabilities as of March 31, 2002 are included in the following table. The average values are based on a monthly average for the three months ended March 31, 2002.

	Energy Marketing and Risk Management Assets		Energy Marketing and Risk Management Liabilities
(in millions)	Average Value	Value at March 31, 2002	Average Value	Value at March 31, 2002
Natural gas contracts	$5.6	$9.7	$4.6	$9.1

During the three months ended March 31, 2002, AGL Resources recorded an unrealized gain of $0.6 million related to derivative instruments in connection with commodity-based trading activities.

Energy Investments. SouthStar manages commodity price risks through hedging activities using derivative financial instruments and physical commodity contracts. Financial contracts in the form of futures, options and swaps are used to hedge the price volatility of natural gas. These derivative transactions qualify as cash flow hedges and SouthStar records the fair value of the open positions on its balance sheet with the unrealized gain or loss in other comprehensive income.

Interest Rate Risk

Interest rate fluctuations expose AGL Resources' variable-rate debt to changes in interest expense and cash flows. AGL Resources' policy is to manage interest expense using a combination of fixed and variable rate debt. To facilitate the achievement of desired fixed and variable rate debt percentages (of total debt), AGL Capital Corporation entered into two interest rate swaps where it agreed to exchange, at specified intervals, the difference between fixed and variable amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge underlying debt obligations.

(in millions)	Market Value of Interest Rate Swap Derivative
Notional Amount	Fixed Rate Payment	Variable Rate Received	Maturity	Market Value March 31, 2002
$50.0	8.0%	3 Month Libor Plus 131.5 bps	November 26, 2041	($1.7)
25.0	8.0%	3 Month Libor Plus 131.5 bps	November 26, 2041	(0.8)

AGL Resources' variable-rate debt consists of commercial paper, which totaled $266.9 million as of March 31, 2002. Based on outstanding borrowings at quarter-end, a 10% change in market interest rates at March 31, 2002 would result in a change in annual pre-tax expense or cash flows of $1.2 million. As of March 31, 2002, $93 million of long-term fixed debt obligations mature in the following 12 months. Any new debt obtained to refinance this obligation would be exposed to changes in interest rates. A hypothetical 10% change in interest rates on this debt would not have a material effect on earnings.

Credit Risk

Distribution Operations. AGLC has a concentration of credit risk related to the provision of services to Georgia's certificated marketers. AGLC bills 8 certificated and active marketers in Georgia for services. These marketers, in turn, bill end-use customers. Credit risk exposure to marketers varies with the time of the year. Exposure is lowest in the non-peak summer months and highest in the peak winter months. The provisions of AGLC's tariff allow AGLC to obtain security support in an amount equal to a minimum of 2 times a marketer's highest month's estimated bill from AGLC. Security support is provided in the form of cash deposits, letters of credit/surety bonds from acceptable well-rated issuers, and corporate guarantees from investment grade entities. The RMC reviews monthly the adequacy of security support coverage, credit rating profiles of security support providers and payment status of each marketer. AGL Resources believes that adequate policies and procedures have been put in place to properly quantify, manage and report on AGLC's credit risk exposures to marketers.

Excluding seasonal rates, for the three months ended March 31, 2002, the three largest certificated marketers based on customer count, one of which was SouthStar, accounted for approximately 77.4% of AGL Resources' and 80.8% of distribution operations' operating margin. As of March 31, 2002, only gas receivables attributable to VNG and CGC were due from end-use customers.

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

Wholesale Services. Sequent has established credit policies to determine and monitor the credit worthiness of counterparties, as well as the quality of pledged collateral and use of master netting agreements whenever possible to mitigate exposure to counterparty credit risk. Credit evaluations are conducted and appropriate approvals obtained for each counterparty's line of credit before any transaction with the counterparty is executed. In most cases, the counterparty must have a minimum long-term debt rating of Baa2 from Moody's or BBB from S&P. Transaction counterparties that do not have either of the above ratings require credit enhancements by way of guaranty, cash deposit or letter of credit. The following table shows Sequent's commodity receivable and payable as of March 31, 2002.

In millions	Gross Receivable	Gross Payable
Receivables with netting agreements in place:
Counterparty is investment grade	$82.3	$81.2
Counterparty is non-investment grade	0.4	0.0
Counterparty has no external rating	3.5	9.7

Receivables without netting agreements in place:
Counterparty is investment grade	4.5	8.5
Counterparty is non-investment grade	-	3.5
Counterparty has no external rating	0.9	0.0

Amount recorded on Balance Sheet	$91.6	$102.9
	====	====

Energy Investments. AGL Resources' limited partnership agreement with US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. AGL Resources' maximum capital account restoration obligation would be $13.6 million. Currently, our capital account is positive. AGL Resources' believes that, US Propane's liquidation is not probable and, accordingly has not recorded any liability.

Weather Risk

The Distribution Operations and Energy Investments segments are weather sensitive. Weather can affect results significantly to the extent that temperatures differ from normal. Warmer than normal weather can lead to lower margins from fewer volumes of natural gas being sold or transported. Colder weather that increases the volumes of natural gas sold to weather-sensitive customers can result in the inability of some customers to pay their bills. As a result, those businesses will likely experience greater profitability in the winter months than in the summer months.

Distribution Operations. AGLC's weather risk exists primarily due to the forecasting demand for AGLC's distribution system, which AGLC, in its capacity as the system operator, provides to the certificated marketers. AGLC's revenue is recognized under the Straight Fixed Variable (SFV) rate design, which is not volumetric and is therefore not directly weather dependent. SFV eliminates the seasonality of both revenues and expenses. Weather does indirectly influence the number of customers that are turned on during the heating season. CGC has a weather normalization adjustment factor built into its base rates, which allows for revenue to be recognized based on a 30-year normalization factor. VNG is exposed to weather risks, which impacts the results of distribution operations. Currently, VNG is exploring regulatory alternatives and weather protection products to protect VNG's customers and AGL Resources from weather volatility related to its business.

Energy Investments. SouthStar entered into a weather hedge during the 2001-2002 heating season. Such contracts are accounted for using the intrinsic value method under the guidelines of EITF 99-2 "Accounting for Weather Derivatives." As a result, SouthStar recognized a gain of $3.5 million for the heating season. We expect SouthStar to enter into a similar product for the 2002-2003 heating season. AGL Resources cannot predict the results of SouthStar's future weather hedge, if any.

Regulatory Risk

AGL Resources is exposed to regulatory risk in each of its business segments. The results of future rate proceedings, modification of regulations or historical practices, and the inability to recover our costs from our customers could adversely affect future earnings.

PART II -- OTHER INFORMATION

"Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and should be read in conjunction therewith.

ITEM 1. LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding pending state regulatory proceedings, see "Regulatory and Legislative Update" contained in Item 2 of Part I under the caption, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

PART II -- OTHER INFORMATION - Continued

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The annual meeting of shareholders was held in Atlanta, Georgia on February 1, 2002. At the annual meeting, the shareholders were presented with three proposals, as set forth in AGL Resources' Proxy Statement.

The shareholders elected the following five director nominees.

	FOR	ABSTAIN	AGAINST	Broker Non-Votes
Robert S. Jepson, Jr.	47,610,890	945,343	-	-
Arthur E. Johnson	47,521,096	1,035,137	-	-
Karen R. Osar	47,572,200	984,034	-	-
Paula G. Rosput	47,486,546	1,069,687	-	-
James A. Rubright	47,630,739	925,494	-	-

The shareholders adopted the AGL Resources Inc. Executive Performance Incentive Plan.

FOR	44,103,205
AGAINST	3,711,675
ABSTAIN	741,354
Broker Non-Vote	-

The shareholders amended the AGL Resources Inc. Long-Term Incentive Plan (1999).

FOR	25,938,000
AGAINST	13,805,228
ABSTAIN	802,822
Broker Non-Vote	8,010,184

ITEM 5. OTHER INFORMATION

As a result of AGL Resources commitment to support investment choice and diversification for its 401(k) plan participants, the Board of Directors of AGL Resources has approved an amendment to the 401(k) plan. This amendment removes investment restrictions on plan funds invested by participants in AGL Resources' stock fund. The amendment to the plan will be effective on May 1, 2002 and will provide all plan participants who have 401(k) funds invested in AGL Resources' stock fund with the ability to direct those investments among the other investment alternatives available under the plan. The amendment affects up to approximately $39.6 million or approximately 1.67 million shares, held in AGL Resources' stock fund.

PART II -- OTHER INFORMATION - Continued

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

    3 AGL Resources Inc. Bylaws, as amended February 1, 2002.

    99.1 AGL Resources Inc. Executive Performance Incentive Plan.

    99.2 AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated effective January 1, 2002.

    Reports on Form 8-K.

On February 1, 2002, AGL Resources Inc. filed a Current Report on Form 8-K dated February 1, 2002, relating to materials used by management for a presentation at the AGL Resources Inc. 2001 Annual Shareholders' Meeting held on February 1, 2002, pursuant to Item 7(c) (Exhibits) and Item 9 (Regulation FD Disclosure) of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)
Date: April 30, 2002	/s/ Richard T. O'Brien
Executive Vice President and Chief Financial Officer