Form 10-Q
period 2002-06-30
AGL RESOURCES INC
filed 2002-07-25
CIK 1004155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $5.00 Par Value, Shares Outstanding at June 30, 2002:	56,134,127

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2002

TABLE OF CONTENTS

Item Number		Page
	PART I - FINANCIAL INFORMATION

1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	4
	Condensed Statements of Consolidated Income	6
	Condensed Consolidated Statements of Cash Flow	7
	Notes to Condensed Consolidated Financial Statements	8
2	Management's Discussion and Analysis of Results of Operations and Financial Condition	16
3	Quantitative and Qualitative Disclosure about Market Risk	34

	PART II - OTHER INFORMATION

1	Legal Proceedings	38
2	Changes in Securities and Use of Proceeds	38
3	Defaults upon Senior Securities	38
4	Submission of Matters to a Vote of Security Holders	38
5	Other Information	38
6	Exhibits and Reports on Form 8-K	39

	SIGNATURES	40

GLOSSARY OF KEY TERMS

AGLC	Atlanta Gas Light Company
AGL Networks	AGL Networks, LLC
AGL Resources	AGL Resources Inc. and its subsidiaries, collectively the Company
AGSC	AGL Services Company
Btu	British Thermal Unit measured at a pressure of 14.73 PSIA at 60 degrees Fahrenheit on a dry basis. A standard unit for measuring heat energy.
CGC	Chattanooga Gas Company
Core Earnings	A non-GAAP measure of net income excluding one-time items, identified in this report
Corporate	Nonoperating segment which includes AGSC and AGL Capital Corporation
Credit Facility	Credit agreement supporting AGL Resources' commercial paper program
Degree Day (Heating)	A measure of the coldness of weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit
Dekatherm	A heating value of 1,000,000 Btu
Distribution Operations	Segment which includes AGLC, VNG, and CGC
EBIT	A non-GAAP measure of Earnings Before Interest and Taxes - includes other income
EITF	Emerging Issues Task Force
Energy Investments	Segment which includes our investment in SouthStar, our investment in US Propane (and its investment in Heritage), AGL Networks, and certain other companies
ERC	Environmental response cost
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting Principles Generally Accepted in the United States of America
GPSC	Georgia Public Service Commission
Heritage	Heritage Propane Partners, L.P.
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
Marketers	GPSC certificated marketers selling retail natural gas in Georgia
MGP	Manufactured gas plants
PRC	Pipeline replacement costs
PUHCA	Public Utility Holding Company Act of 1935
Regulated provider

The entity selected by and designated as the "regulated provider of natural gas" by the GPSC to serve low-income residential consumers and consumers who are unable to receive service from other certificated marketers

RMC	Risk Management Committee
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, LP
SFAS	Statement of Financial Accounting Standards
SFV	Straight Fixed Variable rate design
SouthStar	SouthStar Energy Services, LLC
TRA	Tennessee Regulatory Authority
USF	Universal Service Fund
US Propane	US Propane LLC
VNG	Virginia Natural Gas, Inc.
VSCC	Virginia State Corporation Commission
Wholesale Services	Segment which consists of Sequent

PART I - FINANCIAL INFORMATION

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In millions	June 30, 2002	December 31, 2001
---------------------------------------------------------------------	-------------	--------------
Current assets
Cash and cash equivalents	$4.3	$22.3
Receivables
Energy marketing	143.1	49.4
Gas (less allowance for uncollectible accounts of $3.6 at
June 30, 2002 and $3.4 at December 31, 2001)	12.7	24.1
Other (less allowance for uncollectible accounts of $1.1 at
June 30, 2002 and $3.8 at December 31, 2001)	5.4	7.3
Unbilled revenues	4.7	23.2
Inventories	136.4	160.4
Unrecovered ERC - current portion	13.8	14.6
Unrecovered PRC - current portion	23.4	16.3
Unrecovered seasonal rates	-	11.2
Energy marketing and risk management	12.7	3.1
Other current assets	25.1	11.6
--------------------------------------------------------------------	-------------	--------------
Total current assets	381.6	343.5
--------------------------------------------------------------------	-------------	--------------
Property, plant and equipment
Property, plant and equipment	3,220.9	3,144.7
Less accumulated depreciation	1,095.3	1,059.5
--------------------------------------------------------------------	-------------	-------------
Property, plant and equipment-net	2,125.6	2,085.2
--------------------------------------------------------------------	-------------	-------------
Deferred debits and other assets
Unrecovered PRC	472.9	498.6
Unrecovered ERC	210.2	228.6
Goodwill	176.2	176.2
Investments in joint ventures	95.4	74.9
Unrecovered postretirement benefits costs	11.1	11.2
Prepaid pension costs	5.0	3.4
Other	22.8	32.7
--------------------------------------------------------------------	-------------	---------
Total deferred debits and other assets	993.6	1,025.6
--------------------------------------------------------------------	-------------	------------
Total assets	$3,500.8	$3,454.3
========================================	========	========

See Notes to Unaudited Condensed Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
In millions	June 30, 2002	December 31, 2001
----------------------------------------------------------------------	--------------	------------
Current liabilities
Short-term debt	$324.5	$384.7
Energy marketing trade payable	156.2	56.2
Accrued expenses	62.1	61.1
Accrued PRC - current portion	61.5	53.6
Accounts payable-trade	50.7	41.8
Current portion of long-term debt	48.0	93.0
Accrued ERC - current portion	46.2	47.0
Energy marketing and risk management	10.8	0.2
Deferred seasonal rates	9.7	-
Other	70.8	72.2
---------------------------------------------------------------------	-------------	------------
Total current liabilities	840.5	809.8
---------------------------------------------------------------------	-------------	------------
Accumulated deferred income taxes	296.7	268.8
---------------------------------------------------------------------	-------------	------------
Long-term liabilities
Accrued PRC	422.6	453.1
Accrued ERC	96.9	124.0
Accrued postretirement benefits costs	51.1	49.4
---------------------------------------------------------------------	-------------	------------
Total long-term liabilities	570.6	626.5
---------------------------------------------------------------------	-------------	------------
Deferred credits
Unamortized investment tax credit	20.9	21.5
Regulatory tax liability	14.0	14.4
Other	5.8	8.2
---------------------------------------------------------------------	--------------	------------
Total deferred credits	40.7	44.1
---------------------------------------------------------------------	--------------	------------
Capitalization
Long-term debt	797.0	797.0
Subsidiaries obligated mandatorily redeemable preferred securities	220.5	218.0
Common shareholders' equity, $5 par value, shares issued of
57.8 million at June 30, 2002 and December 31, 2001	763.9	729.1
Less shares held in Treasury, at cost, of 1.7 million
at June 30, 2002 and 2.2 million at December 31, 2001	(29.1)	(39.0)
------------------------------------------------------------------	--------------	------------
Total capitalization	1,752.3	1,705.1
------------------------------------------------------------------	--------------	------------
Total liabilities and capitalization	$3,500.8	$3,454.3
======================================	========	=======

See Notes to Unaudited Condensed Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	Three Months		Six Months
In millions, except per share amounts	2002	2001	2002	2001
-------------------------------------------------------	----------	----------	----------	---------
Operating revenues	$570.1	$175.7	$1,063.0	$526.3
Cost of sales	435.4	37.0	756.0	206.5
-------------------------------------------------------	----------	----------	----------	---------
Operating margin	134.7	138.7	307.0	319.8
Operating expenses	94.9	97.6	195.7	204.4
-------------------------------------------------------	----------	----------	----------	---------
Operating income	39.8	41.1	111.3	115.4
Other income (loss)	0.4	(3.1)	29.2	29.4
-------------------------------------------------------	----------	----------	----------	---------
Earnings before interest and taxes (EBIT)	40.2	38.0	140.5	144.8
Interest expense	21.2	23.2	43.9	48.7
-------------------------------------------------------	----------	----------	----------	---------
Earnings before income taxes	19.0	14.8	96.6	96.1
Income taxes	6.7	5.5	34.2	34.5
-------------------------------------------------------	----------	----------	----------	---------
Net income	$12.3	$9.3	$62.4	$61.6
================================	=====	=====	=====	=====
Earnings per common share
Basic	$0.22	$0.17	$1.12	$1.13
Diluted	$0.22	$0.17	$1.11	$1.12
Weighted-average number of common shares outstanding
Basic	56.0	54.6	55.9	54.5
Diluted	56.5	55.2	56.2	54.8

Cash dividends paid per common share	$0.27	$0.27	$0.54	$0.54
-------------------------------------------------------	----------	----------	----------	---------

See Notes to Unaudited Condensed Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
	Six Months
In millions	2002	2001
--------------------------------------------------------------------------------------------------	-------	--------
Cash flows from operating activities
Net income	$62.4	$61.6
Adjustments to reconcile net income to net cash flow provided by operating activities
Deferred income taxes	27.9	26.2
Depreciation and amortization	45.6	49.5
Gain on sale of Utilipro	-	(10.9)
Equity in joint venture earnings	(24.6)	(21.8)
Other	0.4	(0.6)
Changes in certain assets and liabilities
Payables	108.8	(15.9)
Inventories	24.0	(62.0)
Deferred seasonal rates	20.9	8.9
ERC, net	(8.8)	(12.9)
Receivables	(61.9)	97.4
Other, net	(8.4)	(19.3)
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow provided by operating activities	186.3	100.2
---------------------------------------------------------------------------------------------------	-------	--------
Cash flows from financing activities
Payments and borrowings of short-term debt, net	(60.2)	(459.6)
Issuance of trust preferred securities	-	150.0
Borrowings of senior notes	-	300.0
Sale of treasury shares	9.9	10.4
Dividends paid on common shares	(26.4)	(27.0)
Payments of medium-term notes	(45.0)	(20.0)
Other, net	0.6	(4.8)
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow used in financing activities	(121.1)	(51.0)
---------------------------------------------------------------------------------------------------	-------	--------
Cash flows from investing activities
Property, plant and equipment expenditures	(87.4)	(73.5)
Cash received from joint ventures	4.1	0.1
Cash received from sale of Utilipro	-	17.8
Other, net	0.1	8.9
---------------------------------------------------------------------------------------------------	-------	--------
Net cash flow used in investing activities	(83.2)	(46.7)
---------------------------------------------------------------------------------------------------	-------	--------
Net (decrease) increase in cash and cash equivalents	(18.0)	2.5
Cash and cash equivalents at beginning of period	22.3	2.0
---------------------------------------------------------------------------------------------------	-------	--------
Cash and cash equivalents at end of period	$4.3	$4.5
=========================================================	====	=====
Cash paid during the period for
Interest	$37.6	$38.0
Income taxes	$11.2	$13.4
---------------------------------------------------------------------------------------------------	-------	--------

See Notes to Unaudited Condensed Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Our Business

AGL Resources is a registered public utility holding company that manages its business in three operating segments and one nonoperating segment.

On September 20, 2001, the Board of Directors of AGL Resources Inc. elected to change the Company's fiscal year end from September 30 to December 31 effective for the year ended December 31, 2001.

Distribution Operations Segment

The Distribution Operations segment includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: AGLC, VNG and CGC. AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes and sells natural gas in southeastern Virginia. CGC distributes and sells natural gas in the Chattanooga area of Tennessee. The GPSC regulates AGLC; the VSCC regulates VNG; and the TRA regulates CGC. The GPSC, the VSCC and the TRA regulate Distribution Operations with respect to rates, maintenance of accounting records and various other matters. Generally, the Distribution Operations segment utilizes the same accounting policies and practices utilized by nonregulated companies for financial reporting under accounting principles generally accepted in the United States of America. The GPSC, the VSCC and the TRA occasionally order an accounting treatment different from that used by nonregulated companies to determine the rates charged to customers which are accounted for by applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

Wholesale Services Segment

The Wholesale Services segment includes the results of operations and financial condition of Sequent, AGL Resources' asset optimization, gas supply services, and wholesale marketing and risk management subsidiary. Asset optimization focuses on capturing the value from idle or underutilized assets, typically by participating in transactions that balance the needs of varying markets and time horizons.

Although Sequent is a nonregulated business, some of its underlying assets are regulated. Under varying agreements and practices, Sequent acts as asset manager and/or gas management for AGL Resources' regulated utilities. In addition, Sequent procures from third parties storage and transportation rights on interstate pipelines to manage on its behalf.

Energy Investments Segment

The Energy Investments segment includes AGL Resources' investments in SouthStar and US Propane and the results of operations and financial condition of AGL Networks.

SouthStar is a joint venture in which a subsidiary of AGL Resources is a 50% owner; a subsidiary of Dynegy Inc. is a 20% owner; and a subsidiary of Piedmont Natural Gas Company is a 30% owner (collectively the Owners). Although AGL Resources owns 50% of SouthStar, it does not have a controlling interest as most matters of significance require the unanimous vote of each Owner's representative to the governing board of SouthStar. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the Southeastern United States. SouthStar was formed and began marketing energy services in Georgia, under the trade name Georgia Natural Gas Services, in 1998, when that state became the first in the Southeast to fully open to retail natural gas competition.

The Owners of SouthStar have entered into a capital contribution agreement that requires each Owner to contribute additional capital to SouthStar to pay invoices for goods and services received from any vendor that is affiliated with an Owner whenever funds are not otherwise available to pay those invoices. The capital contributions to pay affiliated vendor invoices are repaid as funds become available, but repayment is subordinated to SouthStar's revolving line of credit with financial institutions. There was no activity related to the capital contribution agreement during the quarter ended June 30, 2002.

AGL Resources owns 22.36% of the limited partnership interests in US Propane and 22.36% of the limited liability company that serves as US Propane's general partner. The other limited partners are subsidiaries of TECO Energy, Inc., Piedmont Natural Gas Company, and Atmos Energy Corporation. These other companies also are owners of US Propane's general partner. US Propane owns all of the general partnership interest directly or indirectly and approximately 29% or 4,641,282 common units of the limited partnership interests in Heritage (NYSE: HPG), a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane.

The limited partnership agreement of US Propane requires that, in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Our maximum capital account restoration would be $13.6 million. Currently AGL Resources' capital account is positive. Management believes that the occurrence of US Propane's liquidation is not probable and, accordingly, no liability is recorded.

AGL Resources utilizes the equity method of accounting when recording the results of SouthStar and US Propane. AGL Resources reports its ownership interest in each entity as an investment within its unaudited condensed consolidated balance sheets. Additionally, AGL Resources' percentage ownership in the joint ventures' earnings or losses is reported in its condensed statements of consolidated income under other income (loss).

AGL Networks was formed on August 15, 2000, to serve the demand for high-speed network capacity in metropolitan areas within the Southeastern United States. Based in Atlanta, AGL Networks is licensed as a Competitive Local Exchange Carrier by the GPSC. AGL Networks provides last-mile infrastructure and fiber solutions to local, regional and national telecommunication companies and other commercial entities. In addition to conduit and dark fiber leasing, services also include custom built point-to-point networks including permitting, engineering and program management.

Corporate Segment

The Corporate segment includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGSC and AGL Capital Corporation. AGSC is a service company established in accordance with PUHCA. AGL Capital Corporation was established to finance the acquisition of VNG; refinance existing short-term debt; and provide for the ongoing financing needs of AGL Resources and its subsidiaries through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All costs associated with AGSC, as well as financing costs associated with AGL Capital Corporation, are allocated to the operating segments in accordance with PUHCA. The Corporate segment also includes intercompany eliminations for transactions between operating business segments.

2. Accounting and Reporting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial condition for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2001 and notes thereto contained in AGL Resources Inc.'s Annual Report on Form 10-K, filed with the SEC on December 18, 2001.

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

Accounting Changes. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for AGL Resources' 2003 fiscal year. AGL Resources has not yet determined the financial statement impact of this statement but there will be no impact on AGL Resources' net income.

3. Earnings Per Common Share and Common Shareholders' Equity

Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur when potential common shares are added to common shares outstanding. Diluted earnings per common share are calculated quarterly and the number of incremental shares to be included at year end is the weighted-average of each quarterly calculation. AGL Resources' potential common shares were derived from performance units whose future issuance is contingent upon the satisfaction of certain performance criteria and stock options whose exercise prices were less than the average market price of the common shares for the respective periods. Performance units totaling 11,430 and 10,488 qualified as potential common shares as of June 30, 2002 and 2001, respectively. An average of 405,593 and 419,701 incremental shares qualified as potential common shares during the six-month periods ended June 30, 2002 and 2001, respectively, because the exercise prices of those options were less than the average market price of the common shares for the respective periods.

During the six-month periods ended June 30, 2002 and 2001, AGL Resources issued 568,365 shares and 548,882 shares of common stock out of treasury, respectively, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Non-Employee Directors Equity Compensation Plan.

4. Risk Management

AGL Capital Corporation is a party in two interest rate swap transactions (Swaps) in the aggregate amount of $75.0 million executed as a hedge against the fair value of the AGL Capital Trust II's 8% Trust Preferred Securities due 2041. Pursuant to the Swaps, AGL Capital Corporation receives future interest rate payments on $75.0 million at an annual 8% interest rate, and pays floating interest rates on $75.0 million. AGL Capital Corporation pays floating interest each May 15, August 15, November 15 and February 15 at three-month LIBOR plus 1.315%, with no floor or ceiling. At June 30, 2002, the current rate was 3.2%. The expiration date of the Swaps is May 15, 2041, unless terminated earlier or called. Each quarter, under hedge accounting treatment, AGL Capital Corporation records a long-term asset or liability to reflect the assessed change in fair value of the Swaps. The fair value changes as interest rates change from those that were in effect on the original settlement date. The fair value of these Swaps at June 30, 2002 and December 31, 2001, was $0.1 million and ($2.2) million, respectively.

Sequent follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 98-10 (EITF 98-10), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" in reporting the fair value of its energy contracts and any changes in earnings. EITF 98-10 also provides Sequent factors to consider for purposes of identifying energy trading activities. Sequent will adopt EITF Issue No. 02-03 (EITF 02-03), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," in the third quarter of 2002. EITF 02-03 requires all energy-trading entities within the scope of EITF 98-10 to present gains and losses from energy-trading activities on a net basis and requires additional disclosures for energy-trading activities. Beginning in the third quarter of 2002, Sequent will adopt the requirements of EITF 02-03 and will restate comparative financial statements. The Company has not yet determined the impact of EITF 02-03 but there will be no impact on AGL Resources' net income.

During the three months and six months ended June 30, 2002, AGL Resources recorded an unrealized gain of $1.3 million and unrealized loss of ($1.0) million related to derivative instruments as a result of energy marketing and risk management activities, compared to a $1.2 million and $0.5 million unrealized gain for the three months and six months ended June 30, 2001.

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

As of June 2002, the remediation program was approximately 55% complete. The following seven of the thirteen sites have been remediated: Athens, GA, Brunswick, GA, Griffin, GA, Waycross, GA, Rome, GA, Macon, GA and St. Augustine, FL. These sites are currently in a monitoring phase. The Valdosta, GA site is currently being remediated and we expect it to be completed by the end of 2002. The Savannah, GA onsite remediation is expected to be complete in August 2003. Savannah, GA offsite, Augusta, GA, Sanford, FL, and Orlando, FL are currently in the preliminary investigation or engineering design phase. Additionally, a second Macon, GA site is non-active; the site currently meets an acceptable standard for non-residential commercial property.

AGLC has historically reported cleanup cost estimates for remediation based on probabilistic models of potential costs. As cleanup options and plans continue to develop and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. Accordingly, AGLC has updated its MGP cleanup cost estimates, where possible, to reflect these engineering estimates. For those elements of the MGP program where AGLC has engineering cost estimates, AGLC believes that the most likely cost of future actions at its MGP sites will be $137.0 million. This estimate still contains various engineering uncertainties, and could increase or decrease as contracts are entered into. For those elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available cost estimates. For these elements AGLC believes that the remaining cost of future actions at its MGP sites will be within a range of $6.1 million to $14.5 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of June 30, 2002, AGLC has recorded the sum of $137.0 million plus the lower end of the remaining range, $6.1 million, or a total of $143.1 million, as a liability and a corresponding regulatory asset. This figure does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses, or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast.

The decrease in the liability from $171.0 million reported as of December 31, 2001 to $143.1 million as of June 30, 2002 is primarily a result of expenditures for cleanup for the various sites. There were no offsetting increases to the liability for the six-month period.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an ERC recovery rider. It allows the recovery of costs of investigation, testing, cleanup and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from customers in future years. During the three months and six months ended June 30, 2002, AGLC recovered $4.0 million and $8.0 million, respectively through its ERC recovery rider. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. There were no material recoveries from potentially responsible parties during the three and six months ended June 30, 2002.

AGLC expects the MGP program to be complete with respect to the significant cleanup by January 2005. The significant years for spending for this program are 2002, 2003 and 2004. The ERC recovery mechanism allows for recovery of expenditures over the five-year period subsequent to the period in which the expenditures were incurred. As of June 30, 2002, the MGP expenditures expected to be incurred over the next twelve months is reflected as a current liability of $46.2 million. In addition, AGLC expects to collect $13.8 million in revenues over the next twelve months under the ERC recovery rider, which is reflected as a current asset.

6. Commitments and Contingencies

On May 31, 2002, AGL Resources entered into a 10-year lease with Ten Peachtree Place Associates for 226,779 square feet at Ten Peachtree Place, Atlanta, GA. The annual lease expense will be approximately $5.2 million beginning March 1, 2003. AGL Resources has entered into an agreement to sell AGL Resources' Caroline Street campus, where the majority of Atlanta based employees are located. This transaction is expected to close by December 31, 2002, AGL Resources anticipates upon closing, the estimated net gain will be approximately $10.0 million.

7. Segment Information

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

Management evaluates segment performance based on EBIT which includes the effects of corporate expense allocations. Intersegment sales in the three months and six months ended June 30, 2002 and June 30, 2001 were eliminated from the condensed statements of consolidated income.

Identifiable assets are those assets used in each segment's operations. AGL Resources' corporate assets consist primarily of cash and cash equivalents and property, plant and equipment.

	As of or for the three months ended June 30, 2002
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	------------	----------	-----------	-------------	------------
Operating revenues from external customers	$157.9	$411.9	$0.3	$-	$570.1
Intersegment revenue	-	24.9	-	(24.9)	-
Depreciation and amortization	20.6	-	-	1.8	22.4
Equity in the net loss of investees	-	-	(1.7)	-	(1.7)
EBIT	47.5	(2.3)	(3.3)	(1.7)	40.2
Goodwill	176.2	-	-	-	176.2
Identifiable assets	3,154.7	248.0	64.7	(62.0)	3,405.4
Investment in joint ventures	-	-	95.4	-	95.4
Capital expenditures	30.2	0.2	3.4	6.5	40.3
-----------------------------------------------	------------	----------	-----------	-------------	------------
	For the three months ended June 30, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	------------	----------	-----------	-------------	------------
Operating revenues from external customers	$168.3	$7.5	$-	$(0.1)	$175.7
Intersegment revenue	-	23.2	-	(23.2)	-
Depreciation and amortization	22.8	-	0.1	2.2	25.1
Equity in the net loss of investees	-	-	(4.5)	(0.6)	(5.1)
EBIT	44.5	(1.4)	(5.5)	0.4	38.0
Capital expenditures	38.9	-	0.3	2.0	41.2
-----------------------------------------------	------------	----------	-----------	-------------	------------
	For the six months ended June 30, 2002
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	------------	----------	-----------	-------------	------------
Operating revenues from external customers	$418.5	$644.0	$0.5	$-	$1,063.0
Intersegment revenue	-	42.3	-	(42.3)	-
Depreciation and amortization	42.0	-	-	3.6	45.6
Equity in the net income of investees	-	-	24.6	-	24.6
EBIT	119.0	3.5	21.3	(3.3)	140.5
Capital expenditures	63.7	1.5	12.6	9.6	87.4
-----------------------------------------------	------------	----------	-----------	-------------	------------

	For the six months ended June 30, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	----------	----------	-----------	-------------	------------
Operating revenues from external customers	$476.2	$46.1	$3.8	$0.2	$526.3
Intersegment revenue	-	23.2	-	(23.2)	-
Depreciation and amortization	44.5	-	0.3	4.7	49.5
Equity in the net income of investees	-	-	16.9	(0.6)	16.3
EBIT	111.7	8.6	24.8	(0.3)	144.8
Capital expenditures	62.8	-	0.6	10.1	73.5
-----------------------------------------------	---------	----------	-----------	-------------	------------

	As of December 31, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
----------------------------------------------	-------	----------	-----------	-------------	------------
Goodwill	$176.2	$-	$-	$-	$176.2
Identifiable assets	3,198.9	115.0	56.4	9.1	3,379.4
Investment in joint ventures	-	-	74.9	-	74.9
----------------------------------------------	-------	---------	-----------	-------------	------------

8. Financing

		As of
		June 30,	December 31,
------------------------------------------------------------------------	---------	----------------	------------
Dollars in millions	Year(s) Due	2002	2001
-------------------------------------------------------------------------	---------	----------------	-------------
Short-term debt:
Commercial paper program and notes payable, 2.5% and 3.4% weighted-average rate at June 30, 2002 and December 31, 2001, respectively	2002	$321.7	$384.7
Current portion of long-term debt-interest rates from 7.45% to 7.65%	2002	48.0	93.0
Line of credit - interest rate of 2.2%	2003	2.8	-
------------------------------------------------------------------------	---------	----------------	-------------
Total short-term debt		$372.5	$477.7
==========================================	=====	=========	=======
Long-term debt-net of current maturities:
Medium-term debt:
Series A-interest rate of 9.10%	2021	$30.0	$30.0
Series B-interest rates from 7.35% to 8.70%	2005-2023	167.0	167.0
Series C-interest rates from 5.90% to 7.30%	2004-2027	300.0	300.0
Senior notes-interest rate of 7.125%	2011	300.0	300.0
-----------------------------------------------------------------------	---------	----------------	------------
Total long-term debt		$797.0	$797.0
==========================================	=====	=========	=======
Trust Preferred Securities:
AGL Capital Trust I- 8.17% due June 1, 2037	2037	$74.3	$74.3
AGL Capital Trust II- 8.0% due May 15, 2041	2041	146.2	143.7
-----------------------------------------------------------------------	--------	----------------	-------------
Total trust preferred securities		$220.5	$218.0
==========================================	=====	=========	=======
Total short and long-term financing		$1,390.0	$1,492.7
==========================================	=====	=========	=======

Short-term Debt

AGL Resources, as guarantor, raises short-term capital under a commercial paper program through AGL Capital Corporation. AGL Capital Corporation's commercial paper consists of short-term unsecured promissory notes with maturities ranging from overnight to 187 days. The commercial paper program is supported by a $450 million credit facility (Credit Facility), which is led by SunTrust Bank and supported by several other lenders. Under the Credit Facility, amounts may be borrowed, repaid and reborrowed in the form of Eurodollar loans, adjustable-rate loans (based on SunTrust Bank's prime rate, or based on the federal funds effective rate plus 0.5%), letters of credit (up to $50 million) or, in certain circumstances, fixed-rate loans for a defined period agreed upon by AGL Capital Corporation and the lenders. The Credit Facility terminates on October 3, 2002 (the termination date). Loans outstanding on the termination date, up to a maximum aggregate principal amount of $200 million, may be converted into term loans. Any outstanding term loans will mature in one installment on October 3, 2003. As of July 19, 2002, there were no outstanding borrowings under the Credit Facility.

Sequent has a $15.0 million unsecured line of credit with Bank One, NA (line of credit), which is unconditionally guaranteed by AGL Resources. This line of credit expires on July 3, 2003, and bears interest at the federal funds effective rate plus 0.5%. As of June 30, 2002 the current rate was 2.2%. Sequent uses the line of credit for daily operating margin calls. The line of credit had an outstanding balance of $2.8 million as of June 30, 2002.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

AGL Resources' reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words, "anticipate", "indicate", "estimate", "believe", "predict", "forecast", "relies", "expect", and other words of similar meaning. The company assumes no obligation to update this information. These statements involve risk and uncertainty and some of the important factors that could cause actual results or liquidity to differ materially from those anticipated include:

    industrial, commercial, and residential growth in the service territories of AGL Resources;
    changes in price and demand for natural gas and related products;
    impact of changes in state and federal legislation and regulation , including FERC orders on the gas and electric industries and on AGL Resources;
    the impact of the rate order issued by the GPSC in connection with the review of AGLC's rates;
    the impact of Georgia's "Natural Gas Consumers' Relief Act"of 2002;
    effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, unknown risks related to nonregulated businesses, and unknown issues such as the stability of certificated Marketers;
    concentration of credit risk in certificated Marketers;
    excess network capacity, and demand/growth for dark fiber in metro network areas;
    AGL Networks' introduction and market acceptance of new technologies and products, as well as the adoption of new networking standards;
    ability of AGL Networks' to produce sufficient capital to fund its business;
    ability to negotiate new contracts with telecommunications providers for the provision of AGL Networks' dark-fiber services;
    industry consolidation;
    impact of acquisitions and divestitures;
    changes in accounting policies and practices issued periodically by accounting standard-setting bodies;
    direct or indirect effects on AGL Resources' business, financial condition or liquidity resulting from a change in our credit rating or the credit rating of our counterparties;
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

Distribution Operations Segment

The Distribution Operations segment includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: AGLC, VNG and CGC. AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes and sells natural gas in southeastern Virginia. CGC distributes and sells natural gas in the Chattanooga area of Tennessee. The GPSC regulates AGLC; the VSCC regulates VNG; and the TRA regulates CGC. The GPSC, the VSCC and the TRA regulate Distribution Operations with respect to rates, maintenance of accounting records and various other matters.

Wholesale Services Segment

The Wholesale Services segment includes the results of operations and financial condition of Sequent, AGL Resources' asset optimization, gas supply services, and wholesale marketing and risk management subsidiary. Asset optimization focuses on capturing the value from idle or underutilized assets, typically by participating in transactions that balance the needs of varying markets and time horizons.

Although Sequent is a nonregulated business, some of its underlying assets are regulated. Under varying agreements and practices, Sequent acts as asset manager and/or gas management for AGL Resources' regulated utilities. In addition, Sequent procures from third parties storage and transportation rights on interstate pipelines to manage on its own behalf.

Energy Investments Segment

The Energy Investments segment includes AGL Resources' investments in SouthStar and US Propane and the results of operations and financial condition of AGL Networks.

SouthStar is a joint venture in which a subsidiary of AGL Resources is a 50% owner; a subsidiary of Dynegy Inc. is a 20% owner; and a subsidiary of Piedmont Natural Gas Company is a 30% owner (collectively the Owners). Although AGL Resources owns 50% of SouthStar, it does not have a controlling interest as most matters of significance require the unanimous vote of each Owner's representative to the governing board of SouthStar. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the southeastern United States. SouthStar was formed and began marketing energy services in Georgia, under the trade name Georgia Natural Gas Services in 1998, when that state became the first in the Southeast to fully open to retail natural gas competition.

AGL Resources owns 22.36% of the limited partnership interests in US Propane and 22.36% of the limited liability company that serves as US Propane's general partner. The other limited partners of US Propane are subsidiaries of TECO Energy, Inc., Piedmont Natural Gas Company, and Atmos Energy Corporation. These other companies also are owners of US Propane's general partner. US Propane owns all of the general partnership interest directly or indirectly and approximately 29% or 4,641,282 common units of the limited partnership interests in Heritage (NYSE: HPG), a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane.

AGL Networks was formed on August 15, 2000, to serve the demand for high-speed network capacity in metropolitan areas within the Southeastern United States. Based in Atlanta, AGL Networks is licensed as a Competitive Local Exchange Carrier by the GPSC. AGL Networks provides last-mile infrastructure and fiber solutions to local, regional and national telecommunication companies and other commercial entities. In addition to conduit and dark fiber leasing, services also include custom built point-to-point networks including permitting, engineering and program management.

Corporate Segment

The Corporate segment includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGSC and AGL Capital Corporation. AGSC is a service company established in accordance with PUHCA. AGL Capital Corporation was established to finance the acquisition of VNG, refinance existing short-term debt, and provide for the ongoing financing needs of AGL Resources through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All costs associated with AGSC, as well as financing costs associated with AGL Capital Corporation, are allocated to the operating segments in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

Critical Accounting Policies

The selection and application of critical accounting policies is an important process that has progressed as AGL Resources' business activities and accounting rules has evolved. Accounting rules generally do not involve a selection among alternatives, but rather involve an implementation and interpretation of existing rules and the use of judgment as to the specific set of circumstances existing in our business. Each of the critical accounting policies involve complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact AGL Resources' financial statements.

Regulatory Accounting

The transactions within the Distribution Operations segment are accounted for according to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". The application of these accounting policies allows the Distribution Operations to defer expenses and income on the condensed consolidated balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the condensed statements of consolidated income of an unregulated company. These deferred regulatory assets and liabilities are then recognized in the condensed statement of consolidated income in the period in which the same amounts are reflected in rates. If, for any reason, the Distribution Operations cease to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria are eliminated from the condensed statements of consolidated balance sheet and included in the condensed statement of consolidated income for the period in which the discontinuance of regulatory accounting treatment occurs.

AGLC has recorded a regulatory liability as of June 30, 2002 of $484.1 million that represents engineering estimates for remaining capital expenditure costs in the pipeline replacement program. The pipeline replacement program represents an approved settlement between AGLC and the staff of the GPSC that detailed a 10-year replacement of 2,300 miles of cast iron and bare steel pipe. The costs are recoverable through a combination of SFV rates and a pipeline safety revenue rider.

Revenue Recognition

Unbilled revenue. VNG and CGC employ rate structures that include volumetric rate designs that allow recovery of costs through gas usage. VNG and CGC recognize revenues from sales of natural gas and transportation services in the same period in which they deliver the related volumes to customers. VNG and CGC bill and recognize sales revenues from residential and certain commercial and industrial customers on the basis of scheduled meter readings. In addition, VNG and CGC record revenues for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. AGL Resources includes these revenues in the consolidated balance sheets as unbilled revenue. Included in the rates charged by CGC is a weather normalization adjustment factor, which offsets the impact of unusually cold or warm weather on operating margin. VNG's rates do not include such a factor. For wholesale and other commercial and industrial customers, VNG and CGC recognize revenues based upon actual deliveries during the accounting period.

Wholesale Services. AGL Resources accounts for transactions in connection with energy marketing and risk management activities under the mark-to-market method of accounting, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 98-10 (EITF 98-10), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under this method, AGL Resources records energy commodity contracts, including both physical transactions and financial instruments, at fair value. The market prices or fair values used in determining the value of these contracts are our best estimates utilizing information such as commodity exchange prices, over-the-counter quotes, volatility and time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. When the portfolio market value changes, primarily due to newly originated transactions and the effect of price changes, AGL Resources recognizes the change as a gain or loss in the period of change. When market prices are not readily available or determinable, AGL Resources values certain contracts at fair value using an alternate approach such as model pricing. The determination of market value can be complex and relies upon judgments concerning future prices and liquidity, among other things, particularly in the case of contracts that are longer in term. AGL Resources adjusts the modeling process as appropriate to account for uncertainties such as physical limitations of relevant pipeline systems, distribution requirements, and regulatory uncertainty. AGL Resources recognizes revenue and related expenses from physical commodity transactions on a gross basis, and recognizes financial transactions on a net basis, as allowed by EITF 98-10. AGL Resources will adopt EITF Issue No. 02-03 (EITF 02-03), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," in the third quarter of 2002. EITF 02-03 requires all energy-trading entities within the scope of EITF 98-10 to present gains and losses from energy-trading activities on a net basis and requires additional disclosures for energy-trading activities. Beginning in the third quarter of 2002, AGL Resources will adopt the requirements of EITF 02-03 and will restate revenues and cost of sales in its comparative financial statements.

Accounting for contingencies

AGL Resources' accounting for contingencies policies cover a variety of business activities, including contingencies for potentially uncollectible receivables, rate matters and legal and environmental exposures. AGL Resources accrues for these contingencies when its assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated in accordance with SFAS No. 5, "Accounting for Contingencies." AGL Resources' estimates for these liabilities are based on currently available facts and its estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ from estimates, and estimates can be, and often are, revised either negatively or positively, depending upon actual outcomes or expectations based on the facts surrounding each potential exposure.

Environmental Matters. AGLC has historically reported MGP cleanup cost estimates for remediation based on probabilistic models of potential costs. As cleanup options and plans continue to develop and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. Accordingly, AGLC has updated its MGP cleanup cost estimates, where possible, to reflect these engineering estimates. For those elements of the MGP program where AGLC has engineering cost estimates, AGLC believes that the most likely cost of future actions at its MGP sites will be $137.0 million. This estimate still contains various engineering uncertainties, and could increase as contracts are entered into. For those elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available cost estimates. For these elements AGLC believes that the remaining cost of future actions at its MGP sites will be within a range of $6.1 million to $14.5 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of June 30, 2002, AGLC has recorded the sum of $137.0 million plus the lower end of the remaining range, $6.1 million, or a total of $143.1 million as a liability. Investigation and cleanup costs incurred decrease the regulatory liability, but does not have an impact to the condensed statement of consolidated income. This figure does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses, or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast. There is a corresponding regulatory asset of $224.0 million, which represents unrecovered investigation and cleanup costs.

Results of Operations

Results of Operations, three-month and six-month periods ended June 30, 2002 and 2001.

For the three months ended June 30, in millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate	Consolidated AGL Resources
--------------------------------------------	-----------	---------	---------	-------	-----------
2002
Operating margin	$133.7	$0.9	$0.1	$-	$134.7
Operating expenses	88.5	3.2	1.8	1.4	94.9
Other income (loss)	2.3	0.1	(1.6)	(0.3)	0.4
EBIT	$47.5	($2.3)	($3.3)	($1.7)	$40.2
--------------------------------------------	-----------	---------	---------	-------	-----------
2001
Operating margin	$139.6	($0.8)	$-	($0.1)	$138.7
Operating expenses	97.5	1.7	1.2	(2.8)	97.6
Other income (loss)	2.4	1.1	(4.3)	(2.3)	(3.1)
EBIT	$44.5	($1.4)	($5.5)	$0.4	$38.0
--------------------------------------------	-----------	---------	--------	-------	-----------
For the six months ended June 30, in millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate	Consolidated AGL Resources
--------------------------------------------	-----------	---------	---------	-------	-----------
2002
Operating margin	$297.3	$9.5	$0.2	$-	$307.0
Operating expenses	183.3	6.0	3.6	2.8	195.7
Other income (loss)	5.0	0.1	24.7	(0.5)	29.2
EBIT	$119.0	$3.5	$21.3	($3.3)	$140.5
--------------------------------------------	-----------	---------	---------	-------	-----------
2001
Operating margin	$304.2	$11.6	$3.8	$0.2	$319.8
Operating expenses	195.8	3.4	7.3	(2.1)	204.4
Other income (loss)	3.3	0.4	28.3	(2.6)	29.4
EBIT	$111.7	$8.6	$24.8	($0.3)	$144.8
--------------------------------------------	-----------	---------	--------	-------	-----------

For the six months ended June 30,	2002	2001	Fav/(Unfav)	% Fav/(Unfav)
----------------------------------------	-------------	--------------	-------------	-------------
Throughput (millions of dekatherms)
Georgia	134.2	138.6	(4.4)	(3.2%)
Virginia	20.0	18.7	1.3	7.0%
Tennessee	9.5	9.7	(0.2)	(2.1%)
Total	163.7	167.0	(3.3)	(2.0%)

Average End-use Customers
Georgia	1,537,943	1,554,032	(16,089)	(1.0%)
Virginia	244,112	237,748	6,364	2.7%
Tennessee	59,255	59,235	20	-%
Total	1,841,310	1,851,015	(9,705)	(0.5%)

Heating Degree Days (actual)
Georgia	1,562	1,668	(106)	(6.4%)
Virginia	1,854	2,228	(374)	(16.8%)
Tennessee	1,747	1,954	(207)	(10.6%)
----------------------------------------------	--------------	---------------	--------------	---------------

Distribution Operations. The increase in EBIT of $3.0 million for the three months ended June 30, 2002 was largely driven by a reduction in operating expenses of approximately $9.0 million. This reduction in operating expenses included a reduction in headcount of approximately 230 within the segment, a decrease in overall corporate costs that are allocated to the segment, a decrease in bad debt expenses at VNG and CGC, and a decrease in depreciation expenses due to new performance based rate plan.

Operating margin declined $5.9 million for the three months ended June 30, 2002. This decrease was primarily the result of AGLC's rate decrease, a decrease in the average number of end-use customers receiving service from utilities within the segment, and a one-time adjustment of $4.9 million recorded in the quarter ended June 30, 2001 related to natural gas stored underground inventory costs.

On May 1, 2002, a $10.0 million annual rate decrease for AGLC went into effect, which decreased operating margin for the quarter by $1.7 million. The decrease in operating margin is offset by a decrease of depreciation expense of $2.0 million. The average depreciation rates on a quarter over quarter basis decreased from 3.0% to 2.8%, as a result of the decrease in depreciation rates agreed to in the settlement with the GPSC.

The decline in average end-use customers contributed to a reduction of approximately $0.3 million in operating margin on a quarter over quarter basis, which indicates a trend that we are monitoring. Most of the decline exists at AGLC, which has been partially offset by increases in average customers at VNG. The decline at AGLC is primarily a result of disconnection of customers who do not have the ability to pay bills received from Marketers. The state of Georgia has passed legislation requiring a regulated provider be designated in order to provide service for those who are unable to receive service from a marketer, either as a result of their credit history or because of their lack of ability to pay.

The increase in EBIT of $7.3 million for the six months ending June 30, 2002 compared to the same period last year was due to decreases in operating expenses of approximately $12.5 million. This was comprised of lower operating costs at VNG, reductions in bad debt expenses at VNG and CGC, decreases in depreciation expenses and increases in other income as a result of gas storage carrying costs.

Operating margin decreased $6.9 million for the six-month period ended June 30, 2002. Contributing to the decrease in operating margin was warmer than normal weather in the VNG service territory that reduced operating margins by $3.5 million; the effect of the rate settlement with the GPSC for AGLC of $1.7 million; the effect of loss in customers at AGLC of $0.3 million; a one-time adjustment of $4.9 million related to natural gas stored underground inventory costs recorded in the prior year. This was offset by an increase in AGLC's pipeline replacement recovery revenue of $2.4 million and an increase in CGC's operating margin of $0.5 million.

Wholesale Services. The decrease in EBIT of $0.9 million for the three months ended June 30, 2002 was due to increases in operating expenses due primarily to an increase in payroll and benefits of $2.0 million and decreases in other income of $1.1 million as a result of a reclassification recorded in the second quarter of 2001 on energy marketing and risk management activities. This was offset by increases in operating margin of $1.7 million due to growth in the business and the addition of the VNG asset management contract, which was offset by mild weather in the Southeast and limited volatility in the marketplace, and a reduction in allocation expenses of $0.6 million.

The decrease in EBIT of $5.1 million for the six months ended June 30, 2002 was primarily caused by increases in operating expenses due to increased payroll and benefit costs of $2.8 million, along with decreases in margin of $2.1 million due primarily to warmer than normal weather in the Southeast, and large storage balances which limited volatility in the marketplace.

Sequent's opportunities within the energy trading industry have increased as a result of financial difficulties incurred by other energy trading companies. However, the continued warm weather and large storage balances have limited volatility in the natural gas marketplace, which has limited the earnings potential for the three and six months ended June 30, 2002.

Energy Investments. The increase in EBIT of $2.2 million for the three months ended June 30, 2002 was primarily due to increases in equity income of $2.1 million from SouthStar due to lower gas costs, increases in equity income from US Propane of $0.7 million, and decreases in operating expenses at AGL Networks of $0.2 million. This was offset by increases of $0.4 million in operating expenses.

The decrease in EBIT of $3.5 million for the six months ended June 30, 2002 was primarily due to a $10.9 million gain from the sale of Utilipro, a former customer care subsidiary, that was recorded in the first quarter of last year, and increases in operating expenses, excluding the effect of Utilipro, of $1.3 million. This was offset by an increase of $7.3 million in additional equity income from SouthStar as a result of lower gas costs and operating losses Utilipro incurred during the six months ended June 30, 2001 of $1.2 million.

Corporate. The decrease in EBIT of $2.1 million and $3.0 million for the three and six months ended June 30, 2002, respectively, was primarily due to increases in accrued liabilities that were not allocated out to the operating segments.

Interest Expense

The decrease in interest expense of $2.0 million and $4.8 million for the three and six months ended June 30, 2002, respectively, was a result of lower interest rates on commercial paper and favorable interest rate swaps. This was offset by slightly higher average debt balances.

The increase in average debt outstanding of $38.3 million and $51.3 million for the three and six months ended June 30, 2002, respectively, was primarily due to increases in working capital needs.

	For the three months ended
in millions	June 30, 2002	June 30, 2001	Change
Interest expense	$21.2	$23.2	($2.0)
Average debt outstanding	1,369.6	1,331.3	38.3
Average rate	6.2%	7.0%	(0.8%)

	For the six months ended
in millions	June 30, 2002	June 30, 2001	Change
Interest expense	$43.9	$48.7	($4.8)
Average debt outstanding	1,409.0	1,357.7	51.3
Average rate	6.2%	7.2%	(1.0%)

Income Taxes

Income tax expense was $6.7 million and $34.2 million for the three and six months ended June 30, 2002 and $5.5 million and $34.5 million for the same periods last year, respectively. The increases in 2002 are a result of increases in income before taxes of $4.2 million and $0.5 million for the three and six months ended June 30, 2002, respectively. The effective tax rate (income tax expense expressed as a percentage of pre-tax income) for the three and six months ended June 30, 2002 was 35.3% and 35.4% compared to 37.2% and 35.9% for the same periods last year, respectively.

Net Income, Earnings Per Share, & Core Earnings

	Three Months Ended		Six Months Ended
in millions, except per share amounts	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income	$12.3	$9.3	$62.4	$61.6
Basic earnings per share	$0.22	$0.17	$1.12	$1.13
Diluted earnings per share	$0.22	$0.17	$1.11	$1.12

Core earnings	$12.3	$9.3	$62.4	$54.5
Core earnings per share	$0.22	$0.17	$1.12	$1.00

Core earnings (net income excluding one time items) for the six months ended June 30, 2002 were $62.4 million or $1.12 per basic share. For the six months ended June 30, 2001, core earnings were $54.5 or $1.00 per basic share, which excludes from net income for the period a $7.1 million gain on the sale of Utilipro. The increase in core earnings of $7.9 million was the result of continual operational improvements and increased contributions from our investment in SouthStar, offset by decreases in EBIT related to wholesale services.

Liquidity and Capital Resources

AGL Resources relies upon operating cash flow along with borrowings under the commercial paper program, which is backed by a Credit Facility for its short-term liquidity and capital resource requirements. The availability of borrowings under the Credit Facility is subject to specified conditions, which AGL Resources currently meets. These conditions include compliance with the financial covenants required by such agreements, and continued accuracy of representations and warranties contained in such agreements.

Cash flow provided from operations was $186.3 million for the six months ended June 30, 2002 as compared to $100.2 for the same period last year. The increase of $86.1 million is primarily the result of increases in commodity and trade payables, decreased gas inventories, and increased deferred seasonal rates. This was partially offset by increases in energy marketing and risk management receivables.

Cash flow used in financing activities was $121.1 million for the six months ended June 30, 2002 which included $60.2 million in commercial paper payments (net of borrowings), payments of scheduled medium-term notes of $45.0 million and $26.4 million in dividend payments on common shares. Cash flow used in financing activities was $51.0 million for the six months ended June 30, 2001, which included $459.6 million in commercial paper payments (net of borrowings), $27.0 million in dividend payments on common shares, and $20.0 million of scheduled medium-term notes. This was offset by borrowings from the issuance of senior notes for $300.0 million and issuance of trust preferred securities for $150.0 million, which were used primarily to repay commercial paper.

Cash flow used in investing activities was $83.2 million for the six months ended June 30, 2002 as compared to $46.7 million for the same period last year. The increase in cash flow used in investing activities of $36.5 million is a result of increased property, plant and equipment expenditures of $13.9 million and cash received from the sale of Utilipro of $17.8 million in March 2001 and other investing activities.

Capitalization Ratios. AGL Resources is required by financial covenants in our credit facility and PUHCA requirements to maintain a ratio of total debt to total capitalization of no greater than 70.0%. As of June 30, 2002, AGL Resources' total debt to total capitalization ratio was 65.4%. The components of our capital structure at June 30, 2002 and December 31, 2001 are summarized in the following table.

	June 30, 2002	December 31, 2001
Short-term debt	15.3%	17.6%
Current portion of long-term debt	2.2%	4.3%
Long-term debt	37.5%	36.5%
Trust preferred securities	10.4%	10.0%
Common equity	34.6%	31.6%
Total capitalization	100.0%	100.0%
	=====	=====

Common Stock. During the six-month period ended June 30, 2002, AGL Resources issued 568,365 shares of common stock out of treasury under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Directors Plan. The average market price was $22.85 per share for the six months ended June 30, 2002. The average number of shares outstanding for the six-month period ended June 30, 2002 as compared to June 30, 2001 increased to 55.9 million from 54.5 million. The market price of AGL Resources' common stock at June 28, 2002 was $23.20 per share and the book value was $13.10 per share based on 56,134,127 shares outstanding at June 28, 2002, representing a market-to-book ratio of 177.1%.

	Debt Balances As of:
in millions	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001

Commercial paper balance	$321.7	$262.3	$384.7	$303.4	$259.0
Line of credit	2.8	4.6	-	-	-
Current portion of long-term debt	48.0	93.0	93.0	45.0	45.0
Long-term debt	797.0	797.0	797.0	845.0	845.0
Trust preferred securities*	220.5	217.9	218.0	219.9	219.7
Total	$1,390.0	$1,374.8	$1,492.7	$1,413.3	$1,368.7
	=====	=====	=====	=====	=====

*net of Interest Rate Swaps as of June 30 and March 31, 2002 and December 31, 2001

Short-term Debt. Commercial paper balances decreased from $384.7 million at December 31, 2001 to $321.7 million as of June 30, 2002. The $63.0 million decrease was the result of strong cash flow from operations. The weighted-average interest rate on the daily average of short-term debt outstanding was 2.33% and 2.48% for the three-month and six-month periods ended June 30, 2002, respectively.

Sequent has a $15.0 million unsecured line of credit with Bank One, NA (line of credit), which is unconditionally guaranteed by AGL Resources. This line of credit expires on July 3, 2003 and bears interest at the federal funds effective rate plus 0.5%. As of June 30, 2002 the current rate was 2.2%. Sequent uses the line of credit for daily operating margin calls. This facility had an outstanding balance of $2.8 million as of June 30, 2002.

Despite commercial paper market volatility caused by the impact of adverse developments and financial results at several prominent corporate issuers, AGL Resources has experienced strong liquidity support in the commercial paper market. Except for September 12, 2001 when the system capabilities of our paying agent were temporarily disrupted and AGL Capital Corporation relied upon the credit facility for its liquidity needs, AGL Capital Corporation has at all times since the inception of its commercial paper program in October 2000 had full access to the commercial paper market.

Long-term Debt. On April 1, 2002, AGL Resources paid $45.0 million of scheduled medium-term note maturities, with proceeds from commercial paper issuances. AGL Resources has $48.0 million in scheduled medium-term note payments in the remainder of fiscal 2002, with interest rates ranging from 7.45% to 7.65%. Management expects there will be available liquidity under the commercial paper program to fund these scheduled payments. During the six-month period ended June 30, 2002, AGL Resources did not issue long-term debt.

Interest Rate Swap. AGL Capital Corporation is a party to two interest rate swap transactions (Swaps) in the aggregate amount of $75.0 million executed as a hedge against the fair value of the AGL Capital Trust II's 8% Trust Preferred Securities due 2041. Pursuant to the Swaps, AGL Capital Corporation receives future interest rate payments on $75.0 million at an annual 8.0% interest rate, and pays floating interest rates on $75.0 million. AGL Capital Corporation pays interest each May 15, August 15, November 15 and February 15 at three-month LIBOR plus 1.315%, with no floor or ceiling. At June 30, 2002, the current rate was 3.2%. The expiration date of the Swaps is May 15, 2041, unless terminated earlier or called. Each quarter, under hedge accounting treatment, AGL Capital records a long-term asset or liability to reflect the assessed change in fair value of the Swaps to AGL Capital Corporation. The fair value changes as interest rates change from the original settlement date. The fair value of these Swaps at June 30, 2002 and December 31, 2001, was $0.1 million and ($2.2) million, respectively.

Credit Rating. Credit ratings impact AGL Resources' ability to obtain short-term and long-term financing and the cost of such financing. In determining AGL Resources' credit ratings, the rating agencies consider a number of factors. Quantitative factors that appear to be given significant weight include, among other things:

    earnings before interest, taxes, depreciation and amortization ;

    operating cash flow;

    total debt outstanding;

    total equity outstanding;

    off-balance sheet obligations and other commitments;

    fixed charges such as interest expense, rent or lease payments;

    payments to preferred stockholders;

    liquidity needs and availability;

    potential legislation on deregulation;

    total debt to total capitalization ratios; and

    various ratios calculated from these factors.

Qualitative factors appear to include, among other things, stability of regulation in each jurisdiction, risks and controls inherent with wholesale services, predictability of cash flows, business strategy, management, industry position and contingencies.

The credit ratings of AGL Resources Inc. and its subsidiaries are reviewed periodically by the three major credit rating agencies and may be reviewed at any time. During 2002, the credit rating agencies have refocused their attention on the credit characteristics and credit protection dynamics of numerous energy industry participants. No fundamental adverse shift has occurred in our business or rating profile.

As of July 24, 2002, the three major credit rating agencies rate AGL Resources' unsecured debt issues investment grade status. The ratings were as follows:

Type of facility	Moody's	S&P	Fitch
Commercial paper	P-2	A-2	F-2
Medium term notes	A3	A-	A
Senior notes	Baa1	BBB+	BBB+
Trust preferred securities	Baa2	BBB	BBB

AGL Resources' debt instruments and other financial obligations include provisions, which, if not complied with, could require early payment, additional collateral support or similar actions. For AGL Resources, the most important default events include a maximum leverage ratio, a minimum net worth, insolvency events, non-payment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. AGL Resources does not have any trigger events in its debt instruments that are tied to changes in specified credit ratings or stock price and has not entered into any transaction that requires AGL Resources to issue equity based on credit rating or other trigger events.

AGL Resources has several non-debt agreements that have adequate assurance provisions relating to trade credit/payments on behalf of Sequent and some agreements also have credit rating trigger events tied to a decrease in credit ratings. These rating triggers typically would give counterparties the right to suspend or terminate credit if AGL Resources' credit ratings were downgraded to non-investment grade status. Under such circumstances, AGL Resources would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on AGL Resources' profitability and liquidity. If such collateral were not posted, AGL Resources' ability to continue transacting business with these counterparties would be impaired.

AGL Resources' cash from internal operations may change in the future due to a number of factors, some of which AGL Resources cannot control. These include regulatory changes, the prices for products we sell, services we provide, and the demand for our products and services, margin requirements resulting from significant increases or decreases in commodity prices, operational risks, and other factors. AGL Resources' ability to draw upon our available credit facilities will be dependent upon our ability to comply with the conditions and requirements of those facilities, all of which AGL Resources currently meets. Funding from the capital markets for commercial paper and long-term debt may be impaired by lack of liquidity for our industry segment, a change in our credit rating or changes in market conditions. As of June 30, 2002, AGL Resources had $128.3 million of available liquidity under its commercial paper program.

Environmental Matters. AGLC expects the MGP program to be complete with respect to the significant cleanup by January 2005. The significant years for spending for this program are 2002, 2003 and 2004. Environmental expenses in connection with the MGP program for the three months and six months ended June 30, 2002, were $10.3 million and $17.1 million, respectively. AGLC expects that these environmental expenses for the next twelve months will be approximately $46.2 million and funded from operating cash flow and commercial paper borrowings.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an ERC recovery rider. It allows the recovery of costs of investigation, testing, cleanup and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and clean up, to be recovered from the customers in future years. The ERC recovery mechanism allows for recovery of expenditures over the five-year period subsequent to the period in which the expenditures were incurred. During the three months and six months ended June 30, 2002, AGLC recovered $4.0 million and $8.0 million, respectively, through its ERC recovery rider. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. There were no material recoveries from potentially responsible parties during the three and six months ended June 30, 2002. AGLC has recorded a current asset of $13.8 million that represents expected revenues over the next twelve months under the ERC recovery rider.

Capital Requirements. Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $40.3 million and $87.4 million for the three and six months ended June 30, 2002 as compared to $41.2 million and $73.5 million for the same period last year. The increase of $13.9 for the six months ended June 30, 2002 is primarily attributable to AGL Networks' purchase of a telecommunications network from ACSI Network Technologies, Inc.

On January 8, 1998, the GPSC issued procedures and set a schedule for hearings regarding alleged pipeline safety violations by AGLC. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that detailed a 10-year pipeline replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to certificated marketers, the costs related to the program net of any cost savings from the program. All such amounts will be recovered through a combination of SFV rates and a pipeline safety revenue rider. October 1, 2001 marked the beginning of the fourth year of the 10-year pipeline replacement program. The estimated total remaining capital costs of this program, as of June 30, 2002, is approximately $484.1 million.

During the six months ended June 30, 2002, AGLC's capital expenditure and operation and maintenance costs related to the program were approximately $26.3 million. For the same period last year, capital expenditure and operation and maintenance costs were approximately $28.9 million. The amount recovered from the pipeline safety revenue rider during the three and six months ended June 30, 2002 was approximately $1.6 million and $3.2 million, respectively.

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

AGLC has recorded a long-term regulatory liability and a corresponding long-term regulatory asset in its condensed consolidated balance sheet as of June 30, 2002, in the amount of $422.6 million and $472.9 million, respectively, for capital expenditures in connection with the pipeline replacement program and expected revenues under the revenue rider. We anticipate that our capital expenditures for the pipeline replacement program will end by June 30, 2008, unless extended by the GPSC.

As of June 30, 2002, AGLC has recorded a current liability of $61.5 million representing the expected expenditures for the next twelve months for the program. AGLC has also recorded a current asset of $23.4 million that represents the expected revenues to be recognized under the revenue rider over the next twelve months.

The following table illustrates AGL Resources' expected future contractual cash obligations as of June 30, 2002.

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pipeline, storage capacity & gas supply*	$846.1	$216.3	$425.6	$204.2	$-
Pipeline replacement capital expenditure costs*	484.1	61.5	155.8	169.4	97.4
ERC*	143.1	46.2	82.2	5.1	9.6
	1,473.3	324.0	663.6	378.7	107.0

Long-term debt	845.0	48.0	63.5	42.0	691.5
Short-term debt	324.5	324.5	-	-	-
Trust preferred securities	220.5	-	-	-	220.5
Operating leases	111.0	8.4	53.1	16.6	32.9
Other contractual cash obligations	61.2	5.8	7.3	13.8	34.3
	1,562.2	386.7	123.9	72.4	979.2
*recoverable through rate rider mechanism

AGL Resources has other commercial commitments that do not necessarily require the use of cash in the future. The table below illustrates the other expected commercial commitments that are outstanding as of June 30, 2002.

Amounts of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$465.0	$465.0	$-	$-	$-
Guarantees	115.4	115.4	-	-	-
Standby letters of credit/surety bonds	1.4	1.4	-	-	-
Total other commercial commitments	$581.8	$581.8	$-	$-	$-
	====	====	==	==	==

Management expects that AGL Resources' working capital needs for the remainder of fiscal 2002 will be met through operating cash flow and will continue to rely upon the Commercial Paper Program. AGL Resources believes credit availability will be sufficient to meet working capital needs both on a short- and long-term basis. As discussed in the preceding paragraphs, however, capital needs and availability depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Wholesale Services. The energy trading contracts that are utilized by Sequent in its energy trading and risk management activities are recorded on a mark-to-market basis each quarter. The tables below illustrate the change in the net fair value of the energy trading contracts during the three and six months ended June 30, 2002, as well as provide detail of the net fair contracts outstanding at the end of the quarter.

In millions	Three Months Ended June	Six Months Ended June
	30, 2002	30, 2002
Net fair value of contracts outstanding at the beginning of period	$0.6	$2.9
Contracts realized or otherwise settled during the period	0.2	(2.3)
Net fair value of net claims against counterparties	-	-
Change in net fair value of contracts	1.1	1.3
Net fair value of new contracts when entered into during the period	-	-
Changes in fair values attributed to changes in valuation techniques
and assumptions	-	-
Net fair value of contracts outstanding at the end of period	$1.9	$1.9
	===	===

In millions	Net Fair Value of Contracts at Period-End
Source of net fair value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total net fair value
Prices actively quoted	$2.1	($0.2)	$-	$-	$1.9
Prices provided by other external sources	-	-	-	-	-
Prices based on models and other valuation methods	-	-	-	-	-

Energy Investments. The Owners of SouthStar have entered into a capital contribution agreement that requires each Owner to contribute additional capital for SouthStar to pay invoices for goods and services received from any vendor that is affiliated with an Owner whenever funds are not otherwise available to pay those vendor invoices. The capital contributions to pay affiliated vendor invoices are repaid as funds become available, but repayment is subordinated to SouthStar's revolving line of credit with financial institutions. There was no activity related to the capital contribution agreement during the six months ended June 30, 2002. In the event that one of the Owners of SouthStar were unable to contribute capital or loses investment grade rating, the remaining Owners would in all likelihood be required to provide adequate credit support to SouthStar's creditors.

The limited partnership agreement of US Propane requires that, in the event of liquidation, all limited partners would be required to restore their respective capital account deficiencies, including any unsatisfied obligations of the partnership. AGL Resources' maximum capital account restoration would be $13.6 million. Currently AGL Resources' capital account is positive. Management believes that the occurrence of US Propane's liquidation is not probable and, accordingly, no liability is recorded.

Heritage purchases propane at numerous supply points for delivery to Heritage primarily via railroad tank cars and common carrier transport. Heritage's profitability is sensitive to changes in the wholesale price of propane and weather. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in prices. Heritage also buys and sells financial instruments for trading purposes through a wholly owned subsidiary.

Regulatory and Legislative Overview

Distribution Operations. On July 9, 2002, SCANA Energy Marketing, Inc. (SCANA), a certificated natural gas Marketer in Georgia, filed a petition with the GPSC seeking a declaratory ruling that AGLC is without authority to delegate management of its regulated assets to its affiliate, Sequent, and to order AGLC to cease and desist from such delegation. The petition alleges that the delegation violates the GPSC's final order dated September 14, 2001 (Docket No. 14060-U) relating to AGLC's 2001-2004 Capacity Supply Plan, in which the GPSC rejected a bailment between AGLC and Sequent and further alleges violation of the newly enacted Georgia law, The Natural Gas Consumers Relief Act of 2002. AGLC filed a response with the GPSC on July 22, 2002 requesting that the GPSC deny SCANA's petition, stating that the petition was procedurally deficient and mischaracterized the GPSC's final order and that neither Georgia law nor the final order prohibits AGLC from entering into asset management agreements with third parties.

On July 18, 2002, the FERC issued an Order regarding Docket No. RP98-206-008 (FERC order) that, among other things, granted AGLC appropriate authorization in the form of a limited term certificate to meet its natural gas supply needs for the 2002-2003 winter heating season. The FERC order denied the Marketers' request to a petition filed with the FERC by several retail Marketers in Georgia, in which certain Marketers sought to clarify AGLC's allocation and release of its transportation and storage capacity on upstream interstate pipelines to Marketers under a GPSC tariff. In the FERC order, the FERC required AGLC to explain why the capacity AGLC has provided to Marketers (under various rate schedules) in order to serve retail customers in Georgia is not under federal jurisdiction, or governed by FERC, rather than state jurisdiction, or governed by the GPSC. The FERC also asked AGLC and various interstate pipelines to explain why the services should not shared be performed under FERC's open access regulations. AGLC intends to addresses and comply fully with the directives of the FERC order.

On April 29, 2002, AGLC and the GPSC entered into an agreement in connection with the earnings review initiated by the GPSC in August 2001. The GPSC's order, effective May 1, 2002, reduced AGLC customer's base rates by $10 million annually. The order allows for a three-year performance-based regulation (PBR) plan with an allowed return on equity of 11%. The PBR plan also establishes an earnings band of 10% to 12%, with three-quarters of any earnings above 12% shared with the Georgia customers and one-quarter retained by AGLC.

Under the order, AGLC has adopted new depreciation rates, which went into effect May 1, 2002. The order also stipulated that AGLC must implement a new customer information system at a rate of $2.9 million annually and invest additional resources of $1.0 million to reduce the hold times at AGLC's customer call center. The net impact of this order to AGLC is a reduction to cash flow from operations, net of income taxes, of approximately $6.5 million on an annual basis. This reduction to operating revenue will be largely offset by a reduction in depreciation expense.

Under the terms of the order and PBR plan, AGLC may not file for a general base rate increase unless its return on equity falls below 10%. However, AGLC must file minimum filing requirements and supporting testimony in general rate case format on May 1, 2005 at which time the GPSC will determine whether the order will remain in effect, be modified or discontinued.

The order does not include any effects of the recently passed Georgia legislation entitled the "Natural Gas Consumers' Relief Act" (Relief Act). The rates to which AGLC agreed with the GPSC are set to maintain the current level of funding for service, except as may be affected by normal employee turnover. AGLC also agreed that it will not take steps to reduce the existing level of funding for service until the GPSC determines the appropriate level of performance standards in a subsequent proceeding or until January 1, 2003, whichever is earlier.

On April 25, the Governor of Georgia signed the Relief Act into law. There are four principal elements of this legislation - a consumer bill of rights, a requirement for service level standards for AGLC as well as Marketers, the establishment of a regulated provider, and the ability of electric membership corporations (EMC's) to operate retail gas affiliates.

The consumer bill of rights enacted a framework of service standards for the protection of consumers - including standards for protecting consumers in matters such as deposits and credits, disclosure and billing, and complaint handling. By September 1, 2002, the GPSC is expected to establish rules and regulations creating service standards for both AGLC and the Marketers. The service standards for AGLC will include standards for posting data on the electronic bulletin board, meter reading, meter turn-ons and turn-offs, forecasting, call center response times, lost and unaccounted-for gas, and acquiring and managing interstate capacity assets. The service standards for the Marketers will include standards for call response times, billing and meter reading.

On June 18, 2002 the GPSC selected SCANA as the regulated provider for the period of September 1, 2002 through August 31, 2004. The regulated provider is expected to serve low-income residential consumers and consumers who are unable to receive service from certificated Marketers.

AGLC is currently analyzing the impact of this newly enacted legislation on its future operations and financial condition. AGLC has not currently quantified any additional costs incurred to implement the service standards but will seek to recover any additional costs consistent with the PBR. SouthStar is also currently analyzing the impacts of the newly enacted legislation on its future operations and financial condition. Management does not currently expect the new legislation will have a material impact on AGL Resources.

Wholesale Services. Under varying agreements and practices, Sequent acts as asset manager and/or gas management services for AGL Resources' regulated utilities. The VSCC approved an asset management agreement, which provides for a sharing of profits between Sequent and VNG's customers. Sequent and CGC have entered into an agreement whereby Sequent pays CGC an annual fee for the right to act as CGC's asset manager. This fee is credited to CGC's customers. Sequent provides gas management services for AGLC under a contractual arrangement. By statute, profits earned by Sequent from AGLC asset transactions that constitute off-system sales or capacity release transactions are required to be shared with Georgia's USF.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

AGL Resources is exposed to risks associated with commodity prices, interest rates, credit, weather and federal and state regulation. Commodity price risk is defined as the potential loss that AGL Resources may incur as a result of changes in the fair value of a particular instrument or commodity. Interest rate risk results from AGL Resources' portfolio of debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk results from the extension of credit throughout all aspects of our business, but is particularly concentrated in distribution operations at AGLC and in the wholesale services segment. We have four operations that are particularly sensitive to weather risk: VNG's rates are not adjusted for weather; both US Propane and SouthStar are weather dependent businesses; and weather risk or opportunity exists at Sequent. Regulatory risk resides throughout each of the operating business segments.

At the direction of the Finance and Risk Management Committee of the Board of Directors, management has established comprehensive risk management policies to monitor and manage these risks. The RMC is responsible for the overall establishment of, and monitoring of compliance with, risk management policies and the delegation of approval and authorization levels. The RMC consists of senior executives who monitor commodity price risk positions, corporate exposures, credit exposures and overall results of AGL Resources' risk management activities. The RMC is chaired by our Chief Risk Officer, who is responsible for ensuring that appropriate reporting mechanisms exist in order for the RMC to perform its monitoring functions.

Commodity Price Risk

Wholesale services. Sequent is exposed to certain commodity price risks inherent in the natural gas industry or inherent in transactions entered in the normal course of business. In executing risk management strategies to mitigate these risks, wholesale services routinely utilizes various types of financial and other instruments. These instruments include a variety of exchange-traded and over-the-counter energy contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements. The financial and other instruments require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity, options, and other contractual arrangements. Sequent's current uses of these financial instruments to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Therefore, the fair values of these instruments are included in energy marketing and risk management assets and liabilities in the condensed consolidated balance sheets on a mark-to-market method of accounting under SFAS No. 133 and EITF 98-10. The maturities of these financial instruments are less than two years and represent purchases (long) of 433.3 billion cubic feet and sales (short) of 366.7 billion cubic feet. The fair values and average values of Sequent's energy marketing and risk management assets and liabilities as of June 30, 2002 are included in the following table. The average values are based on a monthly average for the six months ended June 30, 2002.

	Energy Marketing and Risk Management Assets		Energy Marketing and Risk Management Liabilities
(in millions)	Average Value	Value at June 30, 2002	Average Value	Value at June 30, 2002
Natural gas contracts	$15.4	$12.7	$14.8	$10.8

During the three months and six months ended June 30, 2002, AGL Resources recorded an unrealized gain of $1.3 million and loss of ($1.0) million related to derivative instruments as a result of energy marketing and risk management activities.

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

Interest Rate Risk

Interest rate fluctuations expose AGL Resources' variable-rate debt to changes in interest expense and cash flows. AGL Resources' policy is to manage interest expense using a combination of fixed and variable rate debt. To facilitate the achievement of desired fixed and variable rate debt percentages (of total debt), AGL Capital Corporation entered into two interest rate swaps where it agreed to exchange, at specified intervals, the difference between fixed and variable amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge the fair values of $75.0 million of the $150.0 million trust preferred securities.

in millions	Market Value of Interest Rate Swap Derivative
				Market Value
Notional Amount	Fixed Rate Payment	Variable Rate Received	Maturity	June 30, 2002	December 31, 2001
$50.0	8.0%	3 Month Libor Plus 131.5 bps	November 26, 2041	$0.0	($1.6)
25.0	8.0%	3 Month Libor Plus 131.5 bps	November 26, 2041	$0.1	(0.6)

AGL Resources' variable-rate debt consists of commercial paper, line of credit and the Swaps, which totaled $321.7 million, $2.8 million and $75.0 million, respectively, as of June 30, 2002. Based on outstanding borrowings at quarter-end, a 10% change in market interest rates at June 30, 2002 would result in a change in annual pre-tax expense or cash flows of $1.0 million. As of June 30, 2002, $48.0 million of long-term fixed debt obligations mature in the following 12 months. Any new debt obtained to refinance this obligation would be exposed to changes in interest rates. A hypothetical 10% change in interest rates on this debt would not have a material effect on earnings.

Credit Risk

Distribution Operations. AGLC has a concentration of credit risk related to the provision of services to Georgia's certificated Marketers. AGLC bills eight certificated and active Marketers in Georgia for services. These Marketers, in turn, bill end-use customers. Credit risk exposure to Marketers varies with the time of the year. Exposure is lowest in the non-peak summer months and highest in the peak winter months. The provisions of AGLC's tariff allow AGLC to obtain security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from AGLC. Security support is provided in the form of cash deposits, letters of credit/surety bonds from acceptable issuers, and corporate guarantees from investment grade entities. The RMC reviews monthly the adequacy of security support coverage, credit rating profiles of security support providers and payment status of each marketer. AGL Resources believes that adequate policies and procedures have been put in place to properly quantify, manage and report on AGLC's credit risk exposures to Marketers.

Excluding seasonal rates, for the six months ended June 30, 2002, the three largest certificated Marketers, based on customer count, one of which was SouthStar, accounted for approximately 98.3% of AGL Resources' and 99.9% of Distribution Operations' operating margin. As of June 30, 2002, only gas receivables attributable to VNG and CGC were due from end-use customers.

AGLC also faces potential credit risk in connection with assignments to Marketers of interstate pipeline transportation and storage capacity. Although AGLC has assigned this capacity to the Marketers, in the event that the Marketers fail to pay the interstate pipelines for the capacity, the interstate pipelines would in all likelihood seek repayment from AGLC. This risk is mitigated somewhat by the fact that some of the interstate pipelines require the Marketers to maintain security for their obligations to the interstate pipelines arising out of the assigned capacity.

Wholesale Services. Sequent has established credit policies to determine and monitor the credit worthiness of counterparties, as well as the quality of pledged collateral and use of master netting agreements whenever possible to mitigate exposure to counterparty credit risk. Credit evaluations are conducted and appropriate approvals obtained for each counterparty's line of credit before any transaction with the counterparty is executed. In most cases, the counterparty must have a minimum long-term debt rating of Baa2 from Moody's or BBB from S&P. Transaction counterparties that do not have either of the above ratings require credit enhancements by way of guaranty, cash deposit or letter of credit. The following table shows Sequent's commodity receivable and payable as of June 30, 2002.

In millions	Gross Receivable	Gross Payable
Receivables with netting agreements in place:
Counterparty is investment grade	$133.8	$128.0
Counterparty is non-investment grade	1.0	0.4
Counterparty has no external rating	2.6	10.7

Receivables without netting agreements in place:
Counterparty is investment grade	5.7	15.7
Counterparty is non-investment grade	-	-
Counterparty has no external rating	-	1.4

Amount recorded on balance sheet	$143.1	$156.2
	====	====

Energy Investments. AGL Resources' limited partnership agreement with US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. AGL Resources' maximum capital account restoration obligation would be $13.6 million. Currently, our capital account is positive. AGL Resources' believes that US Propane's liquidation is not probable and, accordingly has not recorded any liability.

Weather Risk

The Distribution Operations, Wholesale Services, and Energy Investments segments are weather sensitive. Weather can affect results significantly to the extent that temperatures differ from normal. Warmer than normal weather can lead to lower margins from fewer volumes of natural gas being sold or transported. Colder weather that increases the volumes of natural gas sold to weather-sensitive customers may also result in the inability of some customers to pay their bills. As a result, those businesses will likely experience greater profitability in the winter months than in the summer months.

Distribution Operations. AGLC's weather risk exists primarily due to the forecasting demand for AGLC's distribution system, which AGLC, in its capacity as the system operator, provides to the certificated Marketers. AGLC's revenue is recognized under the SFV rate design, which is not volumetric and is therefore not directly weather dependent. SFV eliminates the seasonality of both revenues and expenses. Weather does indirectly influence the number of customers that are turned on during the heating season. CGC has a weather normalization adjustment factor built into its base rates, which allows for revenue to be recognized based on a 30-year normalization factor. VNG is exposed to weather risks, which impacts the results of distribution operations. Currently, VNG is exploring regulatory alternatives and weather protection products to protect VNG's customers and AGL Resources from weather volatility related to its business.

Wholesale Services. Sequent's asset optimization business is impacted by weather conditions. When weather conditions deviate from normal there are changes in the utilization of the optimized assets. In addition, weather changes could impact the volatility of the underlying gas commodity and basis contracts which impacts Sequent's business opportunities.

Energy Investments. SouthStar entered into a weather hedge during the 2001-2002 heating season. Such contracts are accounted for using the intrinsic value method under the guidelines of EITF Issue No. 99-2 "Accounting for Weather Derivatives." As a result, SouthStar recognized a gain of $3.5 million for the heating season (November 2001- March 2002). We expect SouthStar to enter into a similar product for the 2002-2003 heating season. AGL Resources cannot predict the results of SouthStar's future weather hedging activities, if any.

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

ITEM 1. LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding pending state regulatory proceedings, see Regulatory and Legislative Overview; contained in Item 2 of Part I under the caption, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

On May 24, 2002, one of AGLC's automated meter reading (AMR) vendor, IMServ, Inc., sent AGLC a notice under the AMR agreement, alleging various breaches of contract by AGLC and asserting that it had incurred damages in excess of $8 million. AGLC does not believe it has breached the AMR agreement as alleged. AGLC and IMServe are pursuing a contractually mandated process, which could include mediation, to attempt to resolve their differences under the agreement short of litigation, although there can be no assurance that this effort will be successful.]

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

None.

PART II -- OTHER INFORMATION - Continued

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

    4 Second amendment to rights agreement dated June 5, 2002 between AGL Resources Inc. and EquiServe Trust Company, N.A. (Exhibit 1, AGL Resources Inc. Form 8-A12B/A filed June 5, 2002).

    Reports on Form 8-K.

On April 4, 2002, AGL Resources Inc. filed a Current Report on Form 8-K dated March 28, 2002, regarding the Adversary Staff of the GPSC's rebuttal testimony in AGLC's earnings review proceeding, pursuant to Item 9 (Regulation FD Disclosure) of Form 8-K.

On April 11, 2002, AGL Resources Inc. filed a Current Report on Form 8-K dated April 10, 2002, announcing an executive management appointment, pursuant to Item 5 (Other Events) and Item 7(c) (Financial Statements and Exhibits) of Form 8-K.

On May 8, 2002, AGL Resources Inc. filed a Current Report on Form 8-K dated May 6, 2002, relating to materials presented by Paula G. Rosput at the 2002 AGA Financial Forum, Boca Raton FL, held on May 6, 2002, pursuant to Item 7(c) (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure) of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)
Date: July 25, 2002	/s/ Richard T. O'Brien
Executive Vice President and Chief Financial Officer