Form 10-Q
period 2002-09-30
AGL RESOURCES INC
filed 2002-10-30
CIK 1004155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $5.00 Par Value, Shares Outstanding at September 30, 2002:	56,313,165

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2002

TABLE OF CONTENTS

Item Number		Page
	PART I - FINANCIAL INFORMATION

1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	4
	Condensed Statements of Consolidated Income	6
	Condensed Consolidated Statements of Cash Flow	7
	Notes to Condensed Consolidated Financial Statements	8
2	Management's Discussion and Analysis of Results of Operations and Financial Condition	18
3	Quantitative and Qualitative Disclosure About Market Risk	39
4	Controls and Procedures	44

	PART II - OTHER INFORMATION

1	Legal Proceedings	45
2	Changes in Securities and Use of Proceeds	45
3	Defaults Upon Senior Securities	45
4	Submission of Matters to a Vote of Security Holders	45
5	Other Information	45
6	Exhibits and Reports on Form 8-K	46

	SIGNATURES	47

	CERTIFICATIONS	48

GLOSSARY OF KEY TERMS

ABO	Accumulated benefit obligation
AGLC	Atlanta Gas Light Company
AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
AGL Resources	AGL Resources Inc. and its subsidiaries, collectively the Company
AGSC	AGL Services Company
AMR	Automated meter reading
Btu	British Thermal Unit. A standard unit for measuring heat energy.
CGC	Chattanooga Gas Company
Core Earnings	A non-GAAP measure of net income excluding one-time items, identified in this report
Corporate	Nonoperating segment which includes AGSC and AGL Capital
Credit Facility	Credit agreement supporting AGL Resources' commercial paper program
Degree Day (Heating)	A measure of the coldness of weather based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit
Dekatherm	A heating value of 1,000,000 Btu
Distribution Operations	Segment which includes AGLC, VNG, and CGC
EBIT	A non-GAAP measure of Earnings Before Interest and Taxes - includes other income
EITF	Emerging Issues Task Force
Energy Investments	Segment which includes our investment in SouthStar, our investment in US Propane (and its investment in Heritage), AGL Networks, and certain other companies
ERC	Environmental response cost
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting Principles Generally Accepted in the United States of America
GPSC	Georgia Public Service Commission
Heritage	Heritage Propane Partners, L.P.
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
Marketers	GPSC certificated marketers selling retail natural gas in Georgia
MGP	Manufactured gas plants
PBR	Performance-based regulation plan
PRP	Pipeline replacement program
PUHCA	Public Utility Holding Company Act of 1935, as amended
Regulated provider

The entity selected by and designated as the "regulated provider of natural gas" by the GPSC to serve low-income residential consumers and consumers who are unable to receive service from other Marketers

RMC	Risk Management Committee
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, LP
SFAS	Statement of Financial Accounting Standards
SFV	Straight Fixed Variable rate design, which spreads AGLC's delivery service revenue evenly throughout the year.
SouthStar	SouthStar Energy Services, LLC
TRA	Tennessee Regulatory Authority
USF	Universal Service Fund
US Propane	US Propane LLC
VaR	Value at Risk
VNG	Virginia Natural Gas, Inc.
VSCC	Virginia State Corporation Commission
Wholesale Services	Segment which consists of Sequent
WNA	Weather Normalization Adjustment

PART I - FINANCIAL INFORMATION

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In millions	September 30, 2002	December 31, 2001
---------------------------------------------------------------------	-------------	--------------
Current assets
Cash and cash equivalents	$6.1	$22.3
Receivables
Energy marketing	107.0	49.4
Gas (less allowance for uncollectible accounts of $2.7 at
September 30, 2002 and $3.4 at December 31, 2001)	8.5	24.1
Other (less allowance for uncollectible accounts of $0.5 at
September 30, 2002 and $3.8 at December 31, 2001)	11.2	7.3
Unbilled revenues	5.7	23.2
Inventories	110.9	160.4
Unrecovered ERC - current portion	13.2	14.6
Unrecovered PRP - current portion	28.2	16.3
Unrecovered seasonal rates	8.3	11.2
Energy marketing and risk management	24.1	3.1
Other current assets	27.7	11.6
----------------------------------------------------------------	-------------	--------------
Total current assets	350.9	343.5
----------------------------------------------------------------	-------------	--------------
Property, plant and equipment
Property, plant and equipment	3,267.5	3,144.7
Less accumulated depreciation	1,111.4	1,059.5
----------------------------------------------------------------	-------------	-------------
Property, plant and equipment-net	2,156.1	2,085.2
----------------------------------------------------------------	-------------	-------------
Deferred debits and other assets
Unrecovered PRP	461.3	498.6
Unrecovered ERC	206.2	228.6
Goodwill	176.2	176.2
Investments in joint ventures	70.6	74.9
Unrecovered postretirement benefits costs	11.0	11.2
Prepaid pension costs	5.8	3.4
Other	26.8	32.7
----------------------------------------------------------------	-------------	-------------
Total deferred debits and other assets	957.9	1,025.6
----------------------------------------------------------------	-------------	-------------
Total assets	$3,464.9	$3,454.3
========================================	========	========

See Notes to Unaudited Condensed Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
In millions	September 30, 2002	December 31, 2001
----------------------------------------------------------------------	------------	------------
Current liabilities
Short-term debt	$320.2	$384.7
Energy marketing trade payables	122.4	56.2
Accrued PRP - current portion	65.5	53.6
Current portion of long-term debt	48.0	93.0
Accrued expenses	41.4	61.1
Accounts payable-trade	36.5	41.8
Accrued ERC - current portion	21.2	47.0
Energy marketing and risk management	21.0	0.2
Other	71.2	72.2
-----------------------------------------------------------------	----------	---------
Total current liabilities	747.4	809.8
-----------------------------------------------------------------	----------	---------
Accumulated deferred income taxes	328.8	268.8
-----------------------------------------------------------------	----------	---------
Long-term liabilities
Accrued PRP	408.5	453.1
Accrued ERC	117.4	124.0
Accrued postretirement benefits costs	50.6	49.4
-----------------------------------------------------------------	----------	---------
Total long-term liabilities	576.5	626.5
-----------------------------------------------------------------	----------	---------
Deferred credits
Unamortized investment tax credit	20.5	21.5
Regulatory tax liability	13.8	14.4
Other	23.4	8.2
-----------------------------------------------------------------	-----------	---------
Total deferred credits	57.7	44.1
-----------------------------------------------------------------	-----------	---------
Capitalization
Long-term debt	797.0	797.0
Subsidiaries obligated mandatorily redeemable preferred securities	225.5	218.0
Common shareholders' equity, $5 par value, shares issued of
57.8 million at September 30, 2002 and December 31, 2001	758.2	729.1
Less shares held in Treasury, at cost, of 1.5 million
at September 30, 2002 and 2.2 million at December 31, 2001	(26.2)	(39.0)
--------------------------------------------------------------	-----------	---------
Total capitalization	1,754.5	1,705.1
--------------------------------------------------------------	-----------	---------
Total liabilities and capitalization	$3,464.9	$3,454.3
======================================	========	=======

See Notes to Unaudited Condensed Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	Three Months		Nine Months
In millions, except per share amounts	2002	2001	2002	2001
-----------------------------------------------	---------	---------	---------	---------
Operating revenues	$190.7	$154.1	$619.2	$646.1
Cost of sales	57.0	24.3	178.5	196.5
-----------------------------------------------	---------	---------	---------	--------
Operating margin	133.7	129.8	440.7	449.6
-----------------------------------------------	---------	---------	---------	--------
Operation and maintenance expenses	69.0	55.6	204.5	195.0
Depreciation and amortization	21.5	24.5	67.0	73.9
Taxes other than income	7.1	6.8	21.8	22.4
-----------------------------------------------	---------	---------	---------	--------
Total operating expenses	97.6	86.9	293.3	291.3
-----------------------------------------------	---------	---------	---------	--------
Operating income	36.1	42.9	147.4	158.3
Other (loss) income	(0.1)	(12.0)	29.1	17.4
-----------------------------------------------	---------	---------	---------	--------
Earnings before interest and taxes (EBIT)	36.0	30.9	176.5	175.7
Interest expense	21.4	24.0	65.3	72.7
-----------------------------------------------	---------	---------	---------	--------
Earnings before income taxes	14.6	6.9	111.2	103.0
Income taxes	5.2	2.1	39.4	36.5
-----------------------------------------------	---------	---------	---------	--------
Net income	$9.4	$4.8	$71.8	$66.5
============================	=====	=====	=====	=====
Earnings per common share
Basic	$0.17	$0.09	$1.28	$1.22
Diluted	$0.17	$0.09	$1.27	$1.21
Weighted-average number of common shares outstanding
Basic	56.2	55.0	56.0	54.6
Diluted	56.6	55.3	56.4	54.9

Cash dividends paid per common share	$0.27	$0.27	$0.81	$0.81
------------------------------------------------	---------	---------	---------	--------

See Notes to Unaudited Condensed Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
	Nine Months
In millions	2002	2001
---------------------------------------------------------------------------------------------------	--------	--------
Cash flows from operating activities
Net income	$71.8	$66.5
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	67.0	73.9
Deferred income taxes	60.0	7.4
Equity in joint venture earnings	(22.0)	(4.2)
Gain on sale of Utilipro	-	(10.9)
Other	(1.2)	(2.2)
Changes in certain assets and liabilities
Payables	60.9	2.6
Inventories	49.5	(79.6)
Unrecovered (deferred) seasonal rates	2.9	(10.2)
ERC, net	(8.7)	(13.2)
PRP, net	(7.3)	(4.6)
Receivables	(28.3)	91.0
Other, net	(18.7)	(14.7)
---------------------------------------------------------------------------------------------------	--------	--------
Net cash flow provided by operating activities	225.9	101.8
---------------------------------------------------------------------------------------------------	--------	--------
Cash flows from financing activities
Payments and borrowings of short-term debt, net	(64.6)	(415.2)
Payments of medium-term notes	(45.0)	(20.0)
Dividends paid on common shares	(42.4)	(41.7)
Sale of treasury shares	12.8	15.3
Issuance of trust preferred securities	-	150.0
Borrowings of senior notes	-	300.0
Other, net	8.9	(2.4)
---------------------------------------------------------------------------------------------------	--------	--------
Net cash flow used in financing activities	(130.3)	(14.0)
---------------------------------------------------------------------------------------------------	--------	--------
Cash flows from investing activities
Property, plant and equipment expenditures	(136.3)	(121.4)
Cash received from joint ventures	26.3	5.7
Cash received from sale of Utilipro	-	17.8
Other, net	(1.8)	10.9
---------------------------------------------------------------------------------------------------	--------	--------
Net cash flow used in investing activities	(111.8)	(87.0)
---------------------------------------------------------------------------------------------------	--------	--------
Net (decrease) increase in cash and cash equivalents	(16.2)	0.8
Cash and cash equivalents at beginning of period	22.3	2.0
---------------------------------------------------------------------------------------------------	--------	--------
Cash and cash equivalents at end of period	$6.1	$2.8
=========================================================	=====	=====
Cash paid during the period for
Interest	$52.1	$51.0
Income taxes	$15.3	$36.9
---------------------------------------------------------------------------------------------------	--------	---------

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

Distribution Operations Segment

The Distribution Operations segment includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: AGLC, VNG and CGC. AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes and sells natural gas in southeastern Virginia. CGC distributes and sells natural gas in the Chattanooga area of Tennessee. The GPSC regulates AGLC; the VSCC regulates VNG; and the TRA regulates CGC. The GPSC, the VSCC and the TRA regulate Distribution Operations with respect to rates, maintenance of accounting records and various other matters. Generally, the Distribution Operations segment utilizes the same accounting policies and practices utilized by nonregulated companies for financial reporting under GAAP. The GPSC, the VSCC and the TRA occasionally order an accounting treatment different from that used by nonregulated companies to determine the rates charged to customers which are accounted for by applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

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

Although Sequent is a nonregulated business, some of the assets that it manages are regulated. Under varying agreements and practices, Sequent acts as asset manager for AGL Resources' regulated utilities. In addition, Sequent procures from third parties storage and transportation rights on interstate pipelines to manage on its behalf. The VSCC approved an asset management agreement, which provides for a sharing of profits between Sequent and VNG's customers. Sequent and CGC have an agreement whereby Sequent pays CGC's ratepayers an annual fee for the right to act as CGC's asset manager. Sequent also operates as asset manager for AGLC. By statute, profits earned by Sequent from AGLC asset transactions that constitute off-system sales or capacity release transactions are required to be shared with Georgia's Universal Service Fund. See, Note 6. "Commitments and Contingencies."

Energy Investments Segment

The Energy Investments segment includes AGL Resources' investments in SouthStar and US Propane and the results of operations and financial condition of AGL Networks.

SouthStar is a joint venture in which a subsidiary of AGL Resources is a 50% owner; a subsidiary of Dynegy Inc. is a 20% owner; and a subsidiary of Piedmont Natural Gas Company is a 30% owner (collectively the Owners). Although AGL Resources owns 50% of SouthStar, it does not have a controlling interest as most matters of significance require the unanimous vote of the Owners' representatives to the governing board of SouthStar. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers, principally in Georgia. SouthStar was formed and began marketing energy services in Georgia, under the trade name Georgia Natural Gas Services, in 1998, when that state became the only state in the Southeast to fully open to retail natural gas competition.

The Owners of SouthStar have entered into a capital contribution agreement that requires each Owner to contribute additional capital to SouthStar to pay invoices for goods and services received from any vendor that is affiliated with an Owner whenever funds are not otherwise available to pay those invoices. The capital contributions to pay affiliated vendor invoices are repaid as funds become available, but repayment is subordinated to SouthStar's revolving line of credit with financial institutions. There are no outstanding balances from prior capital contributions made pursuant to the capital contribution agreement, and there was no activity related to the capital contribution agreement during the nine months ended September 30, 2002.

AGL Resources owns 22.36% of the limited partnership interests in US Propane and 22.36% of the limited liability company that serves as US Propane's general partner. The other limited partners are subsidiaries of TECO Energy, Inc., Piedmont Natural Gas Company, and Atmos Energy Corporation. These companies are also the other owners of US Propane's general partner. US Propane owns all of the general partnership interest directly or indirectly and approximately 29% or 4,641,282 common units of the limited partnership interests in Heritage (NYSE: HPG), a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane.

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

AGL Networks seeks to serve the demand for high-speed network capacity in metropolitan areas within the United States. Under a certificate of authority from the GPSC, AGL Networks provides last-mile conduit and dark fiber infrastructure solutions to a variety of customers in metro Atlanta, including local, regional and national telecommunication companies, wireless service providers, educational institutions, and other commercial entities. Conduit and dark fiber is typically provided to these customers under a lease arrangement with term lengths that vary from 3 to 20 years. In addition to conduit and dark fiber leasing, AGL Networks provides turnkey telecommunications network construction services.

Corporate Segment

The Corporate segment includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGSC and AGL Capital. AGSC is a service company established in accordance with PUHCA. AGL Capital was established to finance the acquisition of VNG; refinance existing short-term debt; and provide for the ongoing financing needs of AGL Resources and its subsidiaries through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All costs associated with AGSC, as well as financing costs associated with AGL Capital, are allocated to the operating segments in accordance with PUHCA. The Corporate segment also includes intercompany eliminations for transactions between operating business segments.

2. Accounting and Reporting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial condition for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2001 and notes thereto contained in AGL Resources Inc.'s Annual Report on Form 10-K, filed with the SEC on December 18, 2001.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

Recent Accounting Pronouncements. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is increased due to the passage of time based on the time value of money until the obligation is settled.

AGL Resources is required and plans to adopt the provisions of SFAS 143 as of January 1, 2003. To accomplish this, AGL Resources must identify any legal obligations for asset retirement obligations, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires gathering market information and developing cash flow models. Additionally, AGL Resources will be required to develop processes to track and monitor any identified obligations. AGL Resources is currently assessing the new standard but has not yet determined the financial statement impact of this statement.

In June 2002, the EITF reached a partial consensus on EITF Issue No. 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03), and EITF Issue No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the income statement. Comparative financial statements for prior periods must be reclassified to reflect presentation on a net basis. Also, companies must disclose volumes of physically settled energy trading contracts. AGL Resources adopted EITF 02-03 in the third quarter of 2002 and restated revenues and cost of sales in the comparative consolidated financial statements. There was no impact to operating margin or net income as a result of the adoption of EITF 02-03.

On October 25, 2002, the EITF voted to rescind EITF 98-10, effective December 15, 2002. AGL Resources has not yet determined the effect this rescission will have on its consolidated financial statements.

Network Lease Accounting. Revenues attributable to leases of dark fiber pursuant to indefeasible rights-of-use (IRU) agreements are recognized as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon execution of the agreement; however, in some cases AGL Networks receives up to the entire lease payment at inception of the lease and recognizes revenue ratably over the lease term. This results in deferred revenue being recorded on the Company's condensed consolidated balance sheet.

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

Denominator for Earnings per share (in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Denominator for basic earnings per share
(weighted-average shares outstanding)	56.2	55.0	56.0	54.6
Assumed exercise of potential common shares	0.4	0.3	0.4	0.3
Denominator for diluted earnings per share	56.6	55.3	56.4	54.9

The following table depicts the shares of common stock issued out of treasury stock and the average market price, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Directors Plan.

	For the nine months ended:
	September 30, 2002	September 30, 2001

Issuance of treasury stock	737,126	829,141
Average market price of those issuances	$20.57	$20.07

4. Risk Management

AGL Capital is a party to two interest rate swap transactions (Swaps) in the aggregate amount of $75.0 million executed as a hedge against the fair value of the AGL Capital Trust II's 8% Trust Preferred Securities due 2041. Pursuant to the Swaps, AGL Capital receives future interest rate payments on $75.0 million at an annual 8% interest rate, and pays floating interest rates on $75.0 million. AGL Capital pays floating interest each May 15, August 15, November 15 and February 15 at three-month LIBOR plus 1.315%, with no floor or ceiling. At September 30, 2002, the current rate was 3.1%. The expiration date of the Swaps is May 15, 2041, unless terminated earlier or called. Each quarter, under hedge accounting treatment, AGL Capital records a "long-term asset or liability" and a corresponding adjustment to "subsidiaries obligated mandatorily redeemable preferred securities" to reflect the assessed change in fair value of the Swaps to AGL Capital. The fair value changes as interest rates change from those that were in effect on the original settlement date. The fair value of these Swaps at September 30, 2002 and December 31, 2001, was $4.6 million and ($2.2) million, respectively.

Sequent follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," EITF Issue No. 98-10 (EITF 98-10), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and EITF 02-03 in reporting the fair value of its energy contracts and any changes in earnings. EITF 98-10 also provides Sequent factors to consider for purposes of identifying energy trading activities.

During the three months and nine months ended September 30, 2002, AGL Resources recorded unrealized gains of $1.3 million and $0.2 million, respectively related to derivative instruments as a result of energy marketing and risk management activities.

5. Environmental Matters

Before natural gas was widely available in the Southeast, AGLC and predecessor companies manufactured gas from coal and other fuels. Those manufacturing facilities were known as manufactured gas plants (MGPs), which AGLC ceased operating in the 1950s. Because of recent environmental concerns, AGLC is required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

AGLC has been associated with ten MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the investigation and cleanup of MGP sites is supervised by the state Environmental Protection Division (EPD). In Florida, the U.S. Environmental Protection Agency (EPA) has that responsibility.

As of September 2002, the remediation program was approximately 55% complete. The following seven of the thirteen sites have been remediated: Athens, GA, Brunswick, GA, Griffin, GA, Waycross, GA, Rome, GA, Macon, GA and St. Augustine, FL. These sites are currently in a monitoring phase. The Valdosta, GA site is currently being remediated and is expected to be completed by the end of 2002. The Savannah, GA onsite remediation is expected to be complete in August 2003. Sites in or around a second Savannah, GA site, Augusta, GA, Sanford, FL, and Orlando, FL are currently in the preliminary investigation or engineering design phase. Additionally, a second Macon, GA site is non-active because the site currently meets an acceptable standard for non-residential commercial property.

AGLC has historically reported estimates of future remediation costs based on probabilistic models of potential costs. As cleanup options and plans continue to develop and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. These estimates contain various engineering uncertainties, and AGLC continuously attempts to refine and update these engineering estimates. In addition, we continue to review technologies available for the cleanup of our two largest sites, Augusta and Savannah, which, if proven, could have the effect of reducing our total future expenditures by approximately $10 to $30 million. Until these reviews and updates are concluded, AGLC believes that the June 30, 2002 estimate of $137.0 million remains a reasonable engineering cost estimate of future action. For those remaining elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available future cost estimates. For these elements AGLC believes that the June 30, 2002 estimate of the remaining cost of future actions at its MGP sites of $6.1 to $14.5 million remains reasonable. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of September 30, 2002, AGLC has recorded the sum of $137.0 million plus the lower end of the remaining range, $6.1 million, less the cash payments made during the quarter of $4.5 million, or a total of $138.6 million, as a liability and a corresponding regulatory asset. This figure does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses, or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast. This figure also does not include either the refinements to the cost estimates or the potential cost savings as described above.

The decrease in the liability from $171.0 million reported at December 31, 2001 to $138.6 million at September 30, 2002 is primarily a result of expenditures paid for cleanup for the various sites. There were no offsetting increases to the liability for the nine-month period ending September 30, 2002.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an ERC recovery rider. It allows the recovery of costs of investigation, testing, cleanup and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from customers in future years. During the three months and nine months ended September 30, 2002, AGLC recovered $3.9 million and $11.9 million, respectively, through its ERC recovery rider. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. There were no material recoveries from potentially responsible parties during the three and nine months ended September 30, 2002.

AGLC expects the MGP program to be complete with respect to the significant cleanup by January 2005. The significant years for spending for this program are 2002, 2003 and 2004. The ERC recovery mechanism allows for recovery of expenditures over the five-year period subsequent to the period in which the expenditures were incurred. As of September 30, 2002, the MGP expenditures expected to be incurred over the next twelve months is reflected as a current liability of $21.2 million. In addition, AGLC expects to collect $13.2 million in revenues over the next twelve months under the ERC recovery rider, which is reflected as a current asset.

6. Commitments and Contingencies

On May 31, 2002, AGL Resources entered into a 10-year lease with Ten Peachtree Place Associates for 226,779 square feet at Ten Peachtree Place, Atlanta, GA. The annual lease expense will be approximately $5.2 million beginning March 1, 2003.

AGL Resources has entered into an agreement to sell AGL Resources' Caroline Street campus, where the majority of Atlanta based employees are located. This transaction, previously expected to close by December 31, 2002, is now expected to close no later than May 30, 2003, to provide the purchaser additional time to obtain appropriate zoning and other administrative approvals for its planned development. AGL Resources anticipates upon closing, the estimated net gain will be approximately $10.0 million.

On May 24, 2002, one of AGLC's AMR vendors, IMServ, Inc., sent AGLC a notice under the AMR agreement, alleging various breaches of contract by AGLC and asserting that it had incurred damages in excess of $8.0 million. AGLC does not believe it has breached the AMR agreement as alleged. AGLC and IMServ have been pursuing a contractually mandated process, including mediation, to attempt to resolve their differences under the agreement. AGLC has established a reserve during the three months ended September 30, 2002 that management believes will be sufficient to cover any costs related to this matter.

Sequent manages assets in multiple jurisdictions under various asset management arrangements for the utilities in AGL Resources' system of companies. AGL Resources has sharing mechanisms for certain transactions into which the asset manager enters. Because of uncertainty related to the application of regulatory sharing to other transactions, AGL Resources maintains a regulatory reserve for exposure related to disputes that might arise from time to time with respect to its liability under the various asset management arrangements. AGL Resources believes this reserve is adequate.

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

Management evaluates segment performance based on EBIT, which includes the effects of corporate expense allocations. As an indicator of AGL Resources' operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. AGL Resources' EBIT may not be comparable to a similarly titled measure of another company. Intersegment sales in the three months and nine months ended September 30, 2002 and September 30, 2001 were eliminated from the condensed statements of consolidated income.

Identifiable assets are those assets used in each segment's operations. AGL Resources' corporate assets consist primarily of cash and cash equivalents and property, plant and equipment.
	As of or for the three months ended September 30, 2002
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-------------------------------------------	---------	-------	--------	---------	---------
Operating revenues from external customers	$184.3	$5.4	$1.1	$ (0.1)	$190.7
Intersegment revenue	-	-	-	-	-
Total revenues	184.3	5.4	1.1	(0.1)	190.7
Depreciation and amortization	19.9	-	0.1	1.5	21.5
Equity in the net loss of investees	-	-	(2.5)	-	(2.5)
EBIT	45.0	1.3	(3.2)	(7.1)	36.0
Goodwill	176.2	-	-	-	176.2
Identifiable assets	3,123.6	207.3	78.6	(15.2)	3,394.3
Investment in joint ventures	-	-	70.6	-	70.6
Capital expenditures	28.7	0.7	14.2	5.3	48.9
-------------------------------------------	---------	-------	--------	---------	---------
	For the three months ended September 30, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-------------------------------------------	---------	-------	--------	---------	---------
Operating revenues from external customers	$152.5	($0.1)	$1.2	$0.5	$154.1
Intersegment revenue	-	-	-	-	-
Total revenues	152.5	(0.1)	1.2	0.5	154.1
Depreciation and amortization	22.4	-	-	2.1	24.5
Equity in the net loss of investees	-	-	(10.0)	(1.8)	(11.8)
EBIT	41.6	(5.5)	(10.1)	4.9	30.9
Capital expenditures	36.9	-	0.9	10.1	47.9
-----------------------------------------------	------------	----------	-----------	-------------	------------

	For the nine months ended September 30, 2002
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-----------------------------------------------	------------	----------	-----------	-------------	------------
Operating revenues from external customers	$602.8	$15.0	$1.6	$(0.2)	$619.2
Intersegment revenue	-	-	-	-	-
Total revenues	602.8	15.0	1.6	(0.2)	619.2
Depreciation and amortization	61.8	-	0.1	5.1	67.0
Equity in the net income of investees	-	-	22.0	-	22.0
EBIT	164.0	4.8	18.1	(10.4)	176.5
Capital expenditures	92.4	2.2	26.8	14.9	136.3
------------------------------------------	------------	----------	-----------	-------------	------------

	For the nine months ended September 30, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
-------------------------------------------	-------	-------	--------	---------	---------
Operating revenues from external customers	$628.7	$11.6	$5.0	$0.8	$646.1
Intersegment revenue	-	-	-	-	-
Total revenues	628.7	11.6	5.0	0.8	646.1
Depreciation and amortization	66.9	-	0.3	6.7	73.9
Equity in the net income of investees	-	-	6.9	(2.3)	4.6
EBIT	153.4	3.0	14.7	4.6	175.7
Capital expenditures	99.7	-	1.4	20.3	121.4
-------------------------------------------	------	-------	--------	---------	---------

	As of December 31, 2001
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
------------------------------------------	-------	-------	--------	---------	--------
Goodwill	$176.2	$-	$-	$-	$176.2
Identifiable assets	3,198.9	115.0	56.4	9.1	3,379.4
Investment in joint ventures	-	-	74.9	-	74.9
-----------------------------------------	-------	------	--------	---------	--------

8. Debt

		As of
		September 30,	December 31,
--------------------------------------------------------------------	---------	------------	------------
Dollars in millions	Year(s) Due	2002	2001
--------------------------------------------------------------------	---------	------------	-------------
Short-term debt:
Commercial paper program and notes payable, 2.4% and 3.4% weighted-average rate for the nine months ended September 30, 2002 and the three months ended December 31, 2001, respectively	2002	$316.0	$384.7
Current portion of long-term debt-interest rates from 7.45% to 7.65%	2002	48.0	93.0
Sequent line of credit - interest rate of 2.4% at September 30, 2002	2003	4.2	-
-------------------------------------------------------------------	---------	------------	-------------
Total short-term debt		$368.2	$477.7
==========================================	=====	=========	=======
Long-term debt-net of current maturities:
Medium-term debt:
Series A-interest rate of 9.10%	2021	$30.0	$30.0
Series B-interest rates from 7.35% to 8.70%	2005-2023	167.0	167.0
Series C-interest rates from 5.90% to 7.30%	2004-2027	300.0	300.0
Senior notes-interest rate of 7.125%	2011	300.0	300.0
-------------------------------------------------------------------	---------	------------	------------
Total long-term debt		$797.0	$797.0
==========================================	=====	=========	=======
Trust Preferred Securities:
AGL Capital Trust I- 8.17% due June 1, 2037	2037	$74.3	$74.3
AGL Capital Trust II- 8.0% due May 15, 2041	2041	151.2	143.7
------------------------------------------------------------------	--------	------------	-------------
Total trust preferred securities		$225.5	$218.0
=======================================	=====	=========	=======
Total short and long-term debt		$1,390.7	$1,492.7
=======================================	=====	=========	=======

Short-term Debt

AGL Resources Inc., as full and unconditional guarantor, raises short-term capital under a commercial paper program through its wholly owned subsidiary, AGL Capital. AGL Capital's outstanding commercial paper at September 30, 2002 consists of short-term unsecured promissory notes with maturities ranging from 2 days to 67 days. The commercial paper program is supported by two credit facilities (Credit Facilities). Under the Credit Facilities, amounts may be borrowed, repaid and reborrowed in the form of Eurodollar loans, adjustable-rate loans (based on SunTrust Bank's prime rate, or based on the federal funds effective rate plus 0.5%) and letters of credit (up to $75 million). On August 8, 2002, AGL Capital replaced its existing 364-day $450.0 million credit facility which was scheduled to expire on October 3, 2002 with a $200 million 364-day Credit Facility and a $300 million three-year Credit Facility. The $200 million Credit Facility terminates on August 7, 2003 and the $300 million Credit Facility terminates on August 7, 2005. Loans outstanding on the date the $200 million Credit Facility terminates may be converted into a term loan, which will mature in one installment no later than August 7, 2004. As of October 25, 2002, there were no outstanding borrowings under the Credit Facilities.

Sequent has a $15.0 million unsecured line of credit with Bank One, NA, that is used solely for the posting of exchange deposits, and is unconditionally guaranteed by AGL Resources Inc. This line of credit expires on July 3, 2003, and bears interest at the federal funds effective rate plus 0.5%. As of September 30, 2002 the rate was 2.4%. The line of credit had an outstanding balance of $4.2 million as of September 30, 2002.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

AGL Resources' reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words, "anticipate", "assume", "indicate", "estimate", "believe", "predict", "forecast", "relies", "expect", and other words of similar meaning. The Company assumes no obligation to update this information. These statements involve risk and uncertainty and some of the important factors that could cause actual results or liquidity to differ materially from those anticipated include:

    industrial, commercial, and residential growth in the service territories of AGL Resources;
    changes in price, supply and demand for natural gas and related products;
    impact of changes in state and federal legislation and regulation, including FERC orders, on the gas and electric industries and on AGL Resources;
    the impact of Georgia's "Natural Gas Consumers' Relief Act" of 2002;
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
    ability to negotiate new contracts with telecommunications providers for the provision of AGL Networks' dark fiber services;
    utility and energy industry consolidation;
    performance of equity and bond markets and the impact on pension funding costs;
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
    impact of changes in weather upon the temperature sensitive portions of the business; and
    impact of changes in prices on the margins achievable in the unregulated retail gas marketing business.

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

Although Sequent is a nonregulated business, some of the assets that it manages are regulated. Under varying agreements and practices, Sequent acts as asset manager for AGL Resources' regulated utilities. In addition, Sequent procures from third parties storage and transportation rights on interstate pipelines to manage on its own behalf. The VSCC approved an asset management agreement, which provides for a sharing of profits between Sequent and VNG's customers. Sequent and CGC have an agreement whereby Sequent pays CGC's ratepayers an annual fee for the right to act as CGC's asset manager. Sequent also operates as asset manager for AGLC. By statute, profits earned by Sequent from AGLC asset transactions that constitute off-system sales or capacity release transactions are required to be shared with Georgia's Universal Service Fund. See "Regulatory Risk", contained in Item 3 of Part I under the caption "Quantitative and Qualitative Disclosure about Market Risk."

Energy Investments Segment

The Energy Investments segment includes AGL Resources' investments in SouthStar and US Propane and the results of operations and financial condition of AGL Networks.

SouthStar is a joint venture in which a subsidiary of AGL Resources is a 50% owner; a subsidiary of Dynegy Inc. is a 20% owner; and a subsidiary of Piedmont Natural Gas Company is a 30% owner (collectively the Owners). Although AGL Resources owns 50% of SouthStar, it does not have a controlling interest, as most matters of significance require the unanimous vote of the Owners' representatives to the governing board of SouthStar. SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers, principally in Georgia. SouthStar was formed and began marketing energy services in Georgia, under the trade name Georgia Natural Gas Services, in 1998, when that state became the only state in the Southeast to fully open to retail natural gas competition.

AGL Resources owns 22.36% of the limited partnership interests in US Propane and 22.36% of the limited liability company that serves as US Propane's general partner. The other limited partners of US Propane are subsidiaries of TECO Energy, Inc., Piedmont Natural Gas Company, and Atmos Energy Corporation. These companies are also the other owners of US Propane's general partner. US Propane owns all of the general partnership interest directly or indirectly and approximately 29% or 4,641,282 common units of the limited partnership interests in Heritage (NYSE: HPG), a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil, as well as with other companies in the retail propane distribution business. The propane business, like natural gas, is seasonal, with weather conditions significantly affecting the demand for propane.

AGL Networks seeks to serve the demand for high-speed network capacity in metropolitan areas within the United States. Under a certificate of authority from the GPSC, AGL Networks provides last-mile conduit and dark fiber infrastructure solutions to a variety of customers in metro Atlanta, including local, regional and national telecommunication companies, wireless service providers, educational institutions, and other commercial entities. Conduit and dark fiber is typically provided to these customers under a lease arrangement with term lengths that vary from 3 to 20 years. In addition to conduit and dark fiber leasing, AGL Networks provides turnkey telecommunications network construction services.

Corporate Segment

The Corporate segment includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGSC and AGL Capital. AGSC is a service company established in accordance with PUHCA. AGL Capital was established to finance the acquisition of VNG, refinance existing short-term debt, and provide for the ongoing financing needs of AGL Resources through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All costs associated with AGSC, as well as financing costs associated with AGL Capital, are allocated to the operating segments in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

Critical Accounting Policies

The selection and application of critical accounting policies is an important process that has progressed as AGL Resources' business activities and accounting rules have evolved. Accounting rules generally do not involve a selection among alternatives, but rather involve an implementation and interpretation of existing rules and the use of judgment as to the specific set of circumstances existing in our business. Each of the critical accounting policies involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact AGL Resources' financial statements.

Regulatory Accounting

Transactions within Distribution Operations segment are accounted for according to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". The application of this accounting policy allows Distribution Operations to defer expenses and income on the condensed consolidated balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the condensed statements of consolidated income of an unregulated company. These deferred regulatory assets and liabilities are then recognized in the condensed statement of consolidated income in the period in which the same amounts are reflected in rates.

If any portion of Distribution Operations ceased to continue to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the condensed statements of the consolidated balance sheet and included in the condensed statement of consolidated income for the period in which the discontinuance of regulatory accounting treatment occurred.

Pipeline replacement. AGLC has recorded a regulatory liability as of September 30, 2002 of $474.0 million that represents engineering estimates for remaining capital expenditure costs in the pipeline replacement program. The pipeline replacement program represents an approved settlement between AGLC and the staff of the GPSC that detailed a 10-year replacement of 2,300 miles of cast iron and bare steel pipe. The costs are recoverable through a combination of SFV rates and a pipeline replacement revenue rider.

Environmental Matters. AGLC has historically reported estimates of future remediation cost based on probabilistic models of potential costs. As cleanup options and plans continue to develop and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. These estimates contain various engineering uncertainties, and AGLC continuously attempts to refine and update these engineering estimates. In addition, we continue to review technologies available for the cleanup of our two largest sites, Augusta and Savannah, which, if proven, could have the effect of reducing our total future expenditures by approximately $10 to $30 million. Until these reviews and updates are concluded, AGLC believes that the June 30, 2002 estimate of $137.0 million remains a reasonable engineering cost estimate of future action. For those remaining elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available future cost estimates. For these elements AGLC believes that the June 30, 2002 estimate of the remaining cost of future actions at its MGP sites of $6.1 to $14.5 million remains reasonable. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Consequently, as of September 30, 2002, AGLC has recorded the sum of $137.0 million plus the lower end of the remaining range, $6.1 million, less the cash payments made during the quarter of $4.5 million, or a total of $138.6 million, as a liability and a corresponding regulatory asset. This figure does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, legal expenses, or other costs for which AGLC may be held liable, but with respect to which the amount cannot be reasonably forecast. This figure also does not include either the refinements to the cost estimates or the potential cost savings as described above. There is a corresponding regulatory asset of $219.4 million, which represents unrecovered investigation and cleanup costs.

Revenue Recognition

Unbilled revenue. VNG and CGC employ rate structures that include volumetric rate designs that allow recovery of costs through gas usage. VNG and CGC recognize revenues from sales of natural gas and transportation services in the same period in which they deliver the related volumes to customers. VNG and CGC bill and recognize sales revenues from residential and certain commercial and industrial customers on the basis of scheduled meter readings. In addition, VNG and CGC record revenues for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. AGL Resources includes these revenues in the condensed consolidated balance sheets as unbilled revenue. Included in the rates charged by CGC is a WNA factor, which offsets the impact of unusually cold or warm weather on operating margin. As of September 30, 2002, VNG's rates did not include such a factor, but beginning in November 2002, VNG's rates will include an experimental WNA program for two years. For wholesale and other commercial and industrial customers, VNG and CGC recognize revenues based upon actual deliveries during the accounting period.

Wholesale Services. AGL Resources accounts for transactions in connection with energy marketing and risk management activities under the mark-to-market method of accounting, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 98-10 (EITF 98-10), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under this method, AGL Resources records energy commodity contracts, including both physical transactions and financial instruments, at fair value. The market prices or fair values used in determining the value of these contracts are our best estimates utilizing information such as commodity exchange prices, over-the-counter quotes, volatility and time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. When the portfolio market value changes, primarily due to newly originated transactions and the effect of price changes, AGL Resources recognizes the change as a gain or loss in the period of change. When market prices are not readily available or determinable, AGL Resources values certain contracts at fair value using an alternate approach such as model pricing. The determination of market value can be complex and relies upon judgments concerning future prices and liquidity, among other things, particularly in the case of contracts that are longer in term. AGL Resources adjusts the modeling process as appropriate to account for uncertainties such as physical limitations of relevant pipeline systems, distribution requirements, and regulatory uncertainty. AGL Resources adopted EITF Issue No. 02-03 (EITF 02-03), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," in the third quarter of 2002. EITF 02-03 requires all energy-trading entities within the scope of EITF 98-10 to present gains and losses from energy-trading activities on a net basis and requires Sequent to disclose volumes of physically settled energy trading contracts. AGL Resources has restated prior periods' revenues and cost of sales in the comparative financial statements.

On October 25, 2002, the EITF voted to rescind EITF 98-10, effective December 15, 2002. AGL Resources has not yet determined the effect this rescission will have on its consolidated financial statements.

AGL Networks. Revenues attributable to leases of dark fiber pursuant to indefeasible rights-of-use (IRU) agreements are recognized as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon execution of the agreement; however, in some cases AGL Networks receives up to the entire lease payment at inception of the lease and recognizes revenue ratably over the lease term. This results in deferred revenue being recorded on the Company's condensed consolidated balance sheet.

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

Pension benefits

AGL Resources has a defined-benefit pension plan for the benefit of substantially all full-time employees. AGL Resources uses several statistical and other factors, which attempt to anticipate future events and to calculate the expense and liability related to the plan. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by AGL Resources. In addition, the actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense recorded in future periods.

The combination of poor market performance and historically low corporate bond rates has created a divergence in the potential value of the pension liability and the actual value of the pension assets. These conditions could result in an increase in AGL Resources' unfunded ABO and future pension expense. The primary assumptions that drive the value of the unfunded ABO are the discount rate and expected return on plan assets.

As reflected in AGL Resources' Form 10-K, the value of the pension asset and the ABO as of September 30, 2001 was $250.4 million and $250.0 million, respectively. As of September 30, 2002 the asset value was approximately $206.9 million. This decline is a result of the conditions mentioned above. A one-percentage point increase or decrease in the assumed discount rate could have approximately a negative or positive $38.0 million impact to the ABO. AGL Resources is currently unable to determine the impact of these changes until an updated actuarial valuation of the pension liability is performed, and asset value is determined, as of December 31, 2002. If we elect not to make a contribution to plan assets equal to the unfunded ABO, there could be an adjustment to other comprehensive income.

Results of Operations

Management evaluates segment performance based on EBIT, which includes the effects of corporate expense allocations. As an indicator of AGL Resources' operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. AGL Resources' EBIT may not be comparable to a similarly titled measure of another company.

Distribution Operations:

In millions	For the three months ended		For the nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Operating revenues	$184.3	$152.5	$602.8	$628.7
Cost of sales	56.7	23.1	177.9	195.1
Operating margin	127.6	129.4	424.9	433.6
Operation and maintenance expenses	59.2	63.0	188.1	201.4
Depreciation and amortization	19.9	22.4	61.8	66.9
Taxes other than income	6.2	5.9	18.7	18.6
Total operating expenses	85.3	91.3	268.6	286.9
Operating income	42.3	38.1	156.3	146.7
Other income	2.7	3.5	7.7	6.7
EBIT	$45.0	$41.6	$164.0	$153.4

Operating Statistics:

For the nine months ended September 30,	2002	2001	Fav/(Unfav)	% Fav/(Unfav)
Throughput (millions of dekatherms)
Georgia	173.6	179.7	(6.1)	(3.4%)
Virginia	24.5	24.7	(0.2)	(0.8%)
Tennessee	11.9	12.3	(0.4)	(3.3%)
Total	210.0	216.7	(6.7)	(3.1%)

Average End-use Customers
Georgia	1,524,469	1,541,388	(16,919)	(1.1%)
Virginia	244,155	236,220	7,935	3.4%
Tennessee	58,678	58,415	263	0.5%
Total	1,827,302	1,836,023	(8,721)	(0.5%)

Heating Degree Days (actual)
Georgia	1,589	1,668	(79)	(4.7%)
Virginia	1,802	2,211	(409)	(18.5%)
Tennessee	1,720	1,956	(236)	(12.1%)

The increase in EBIT of $3.4 million for the three months ended September 30, 2002 was primarily a result of:
    Increases in AGLC's pipeline replacement program rider revenues of $2.4 million; this program recovers operating and capital program expenditures incurred in prior periods; and
    AGLC experiencing lower corporate overhead allocations of $2.4 million, decreases in bad debt reserves at CGC of $0.9 million, and a reduction in goodwill amortization of $0.8 million at VNG as a result of the adoption of SFAS No. 142.

This was primarily offset by:
    The PBR settlement with the GPSC. On May 1, 2002, a $10.0 million annual rate decrease for AGLC went into effect, which decreased AGLC's margin for the quarter by $2.5 million. This was offset by decreases in depreciation of $2.0 million principally due to the decline in average depreciation rates from 3.0% to 2.6% due to the PBR settlement;
    Decreases in operating margin of $0.8 million at VNG and CGC due to lower volumes and $0.6 million at AGLC due to lower other revenues;
    Increases in depreciation of $0.4 million due to property, plant and equipment additions; and
    Decreases in other income of $0.6 million.

The increase in EBIT of $10.6 million for the nine months ended September 30, 2002 was due to:
    Increases in AGLC's pipeline replacement program rider revenues of $4.7 million, as noted above; and
    Distribution Operations experiencing lower corporate overhead allocations of $4.2 million, decreases in bad debt reserves at VNG and CGC of $4.1 million, decreases in payroll and benefits expenses at AGLC and VNG of $4.4 million, and reduction in goodwill amortization of $3.1 million at VNG, as noted above.

This was primarily offset by:
    The PBR settlement with the GPSC, which decreased AGLC's margin for the nine months ended September 30, 2002 by $4.2 million. This was offset by decreases in depreciation of $3.9 million, as noted above;
    A one-time adjustment of $4.9 million recorded in the quarter ended June 30, 2001 related to natural gas stored underground inventory costs;
    Increase in depreciation of $1.9 million due to property, plant and equipment additions; and
    A $3.5 million decrease in VNG's operating margin due to warmer winter weather than normal in the VNG service territory.

Distribution Operations experienced a decline in average end-use customers for the nine months ended September 30, 2002. Most of the decline exists at AGLC, which has been partially offset by increases in average customers at VNG. The decline at AGLC is primarily a result of disconnection of customers who do not have the ability to pay Marketers and the statutory right of customers to disconnect without penalty on a seasonal basis.

Wholesale Services:

The following table reflects the adoption of EITF 02-03, which requires all energy-trading entities to present gains and losses from energy-trading activities on a net basis.

In millions	For the three months ended		For the nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Operating revenues	$5.4	($0.1)	$15.0	$11.6
Cost of sales	0.1	-	0.1	0.2
Operating margin	5.3	(0.1)	14.9	11.4
Operation and maintenance expenses	3.9	2.8	9.8	6.2
Depreciation and amortization	-	-	-	-
Taxes other than income	0.1	-	0.3	-
Total operating expenses	4.0	2.8	10.1	6.2
Operating income	1.3	(2.9)	4.8	5.2
Other loss	-	(2.6)	-	(2.2)
EBIT	$1.3	($5.5)	$4.8	$3.0

Operating Statistics:
Natural gas physically settled transaction volumes (billions of cubic feet/day)
For the three months ended September 30,	2002	2001	Fav/(Unfav)	% Fav/(Unfav)
Sales	1.43	0.35	1.08	308.6%
Purchases	1.41	0.35	1.06	302.9%

For the nine months ended September 30,	2002	2001	Fav/(Unfav)	% Fav/(Unfav)
Sales	1.29	0.15	1.14	760.0%
Purchases	1.33	0.15	1.18	786.7%

The increase in EBIT of $6.8 million for the three months ended September 30, 2002 was due to:
    Increases in operating margin of $5.5 million, primarily the result of increased weather volatility from warmer than normal weather in the Northeast and the impact of two hurricanes in the Gulf of Mexico which affected deliverability of supplies;
    Increases in other income of $2.6 million primarily due to a prior-year write-off of the investment in Etowah LNG of $2.6 million resulting from a termination of the joint venture partnership; and

This was primarily offset by increased operating expenses of $1.3 million due to an increase in payroll and benefits.

The increase in EBIT of $1.8 million for the nine months ended September 30, 2002 was due to:
    Increases in operating margin of $3.5 million, primarily a result of the reasons noted above;
    Increases in other income of $2.6 million primarily due to a prior-year write-off of the investment in Etowah LNG of $2.6 million resulting from a termination of the joint venture partnership offset by $0.4 million of other income; and

This was primarily offset by increased operating expenses of $4.0 million, primarily a result of reasons noted above.

Energy Investments:

In millions	For the three months ended		For the nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Operating revenues	$1.1	$1.2	$1.6	$5.0
Cost of sales	0.2	1.2	0.5	1.2
Operating margin	0.9	-	1.1	3.8
Operation and maintenance expenses	1.6	0.1	5.1	6.7
Depreciation and amortization	0.1	-	0.1	0.3
Taxes other than income	-	-	0.1	0.4
Total operating expenses	1.7	0.1	5.3	7.4
Operating income	(0.8)	(0.1)	(4.2)	(3.6)
Other (loss) income	(2.4)	(10.0)	22.3	18.3
EBIT	($3.2)	($10.1)	$18.1	$14.7

Operating Statistics:

As of the nine months ended September 30,	2002	2001	Fav/(Unfav)	% Fav/(Unfav
AGL Networks
Owned Conduit Miles	996	-	996	100.0%
Owned Fiber Miles	21,476	-	21,476	100.0%
Network Capacity Under Contract	12%	-	12%	100.0%

SouthStar
Average Customers	568,530	563,720	4,810	0.9%

The lower EBIT loss of $6.9 million for the three months ended September 30, 2002 was primarily due to:
    An increase in joint venture income of $1.2 million attributable to US Propane; and
    Increased operating margin of $0.9 million at AGL Networks primarily due to an increase in contract revenue; and
    Increased contribution of $5.3 million from SouthStar, principally resulting from a prior year adjustment to unbilled revenue.

This was offset by a $0.5 million increase in AGL Networks' operating expenses due to an increase in payroll and benefit expenses.

The increase in EBIT of $3.4 million for the nine months ended September 30, 2002 was primarily due to:
    Increases in other income from SouthStar, primarily due to a write-down of $12.8 million in unbilled revenue in fiscal 2001 and from lower wholesale costs related to retail prices; and
    An increase in joint venture income of $1.6 million attributable to US Propane.

This was offset primarily by a $10.9 million gain from the sale of Utilipro, a former customer care subsidiary, that was recorded in the first quarter of 2001.

Corporate:

In millions	For the three months ended		For the nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Operating revenues	($0.1)	$0.5	($0.2)	$0.8
Cost of sales	-	-	-	-
Operating margin	(0.1)	0.5	(0.2)	0.8
Operation and maintenance expenses	4.3	(10.3)	1.5	(19.3)
Depreciation and amortization	1.5	2.1	5.1	6.7
Taxes other than income	0.8	0.9	2.7	3.4
Operating expenses	6.6	(7.3)	9.3	(9.2)
Operating income	(6.7)	7.8	(9.5)	10.0
Other (loss) income	(0.4)	(2.9)	(0.9)	(5.4)
EBIT	($7.1)	$4.9	($10.4)	$4.6

The decrease in EBIT of $12.0 million and $15.0 million for the three months and nine months ended September 30, 2002 was primarily due to the establishment of reserves during the current quarter related to contemplation of a settlement of the AMR contract and the release of reserves in the prior year quarter related to the investment in SouthStar.

Interest Expense

The decrease in interest expense of $2.6 million and $7.4 million for the three and nine months ended September 30, 2002, respectively, was a result of lower interest rates on commercial paper and favorable interest rate swaps, which was offset by slightly higher average debt balances.

The increase in average debt outstanding of $4.6 million and $37.8 million for the three and nine months ended September 30, 2002, respectively, was primarily due to increases in working capital needs.

	For the three months ended
in millions	September 30, 2002	September 30, 2001	Change
Interest expense	$21.4	$24.0	($2.6)
Average debt outstanding	1,408.7	1,404.1	4.6
Average rate	6.1%	6.8%	(0.7%)

	For the nine months ended
in millions	September 30, 2002	September 30, 2001	Change
Interest expense	$65.3	$72.7	($7.4)
Average debt outstanding	1,411.3	1,373.5	37.8
Average rate	6.2%	7.1%	(0.9%)

Income Taxes

The increase in income tax expense for the three and nine-months ended September 30, 2002 is due primarily to increases in income before taxes of $7.7 million and $8.2 million for the three and nine-months ended September 30, 2002, respectively.

	Three Months Ended		Nine Months Ended
In millions	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Earnings before income taxes	$14.6	$6.9	$111.2	$103.0
Income taxes	$5.2	$2.1	$39.4	$36.5
Effective tax rate	35.6%	30.4%	35.4%	35.4%

Net Income, Earnings Per Share, and Core Earnings

	Three Months Ended		Nine Months Ended
in millions, except per share amounts	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income	$9.4	$4.8	$71.8	$66.5
Gain on sale of Utilipro	-	-	-	(7.1)
Core earnings	$9.4	$4.8	$71.8	$59.4

Basic earnings per share	$0.17	$0.09	$1.28	$1.22
Diluted earnings per share	$0.17	$0.09	$1.27	$1.21
Core earnings per share	$0.17	$0.09	$1.28	$1.09

Core earnings (net income excluding one-time items) for the three and nine-months ended September 30, 2002 increased $4.6 million and $12.4 million respectively, as compared to last year. The increase in core earnings reflects continued operational efficiencies in Distribution Operations, greater contributions from Wholesale Services due to significant weather volatility, and lower interest expense.

Liquidity and Capital Resources

AGL Resources relies upon operating cash flow along with borrowings under the commercial paper program, which is backed by the Credit Facilities, for its short-term liquidity and capital resource requirements. The availability of borrowings under the Credit Facilities is subject to specified conditions, which AGL Resources currently meets. These conditions include compliance with the financial covenants required by such agreements, and continued accuracy of representations and warranties contained in such agreements.

	Credit Capacity and Credit Facility Liquidity Position As Of:
In millions	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001

Unused borrowing capacity under Credit Facilities	194.8	140.5	198.1	65.3	146.6
Cash	6.1	4.3	15.3	22.3	2.8
Total cash & available liquidity under Credit Facilities	$200.9	$144.8	$213.4	$87.6	$149.4
	=====	=====	=====	=====	=====

AGL Resources' credit capacity and the amount of unused borrowing capacity are impacted by the seasonal nature of the natural gas business and the Company's short-term borrowing requirements that typically peak during colder months. Working capital needs can vary significantly due to changes in the wholesale prices of natural gas that are charged by suppliers and to increased gas supplies required to meet our customers' needs during cold weather.

The following is a summary of cash flows for the nine months ended September 30:

In millions	2002	2001	Change
Net cash flow provided by operations	$225.9	$101.8	$124.1
Net cash flow used in financing activities	(130.3)	(14.0)	(116.3)
Net cash flow used in investing activities	(111.8)	(87.0)	(24.8)
Net (decrease) increase in cash and cash equivalents	(16.2)	0.8	(17.0)
Cash and cash equivalents at beginning of period	22.3	2.0	20.3
Cash and cash equivalents at end of period	$6.1	$2.8	$3.3

The increase in cash flow provided by operations of $124.1 million is primarily the result of increases in commodity and trade payables, increases in deferred income taxes and decreased gas inventories.

Cash used in financing activities during the nine months ended September 30, 2002 included $64.6 million in commercial paper payments (net of borrowings), payments of scheduled medium-term notes of $45.0 million and $42.4 million in dividend payments on common shares. Cash used in financing activities during the nine months ended September 30, 2001 included $415.2 million in commercial paper payments (net of borrowings), $41.7 million in dividends payments on common shares and $20.0 million of scheduled medium-term note payments. This was offset by borrowings from the issuance of senior notes for $300.0 million and issuance of trust preferred securities for $150.0 million, which were used primarily to repay commercial paper obligations.

The increase in cash flow used in investing activities of $24.8 million is a result of increased property, plant and equipment expenditures of $14.9 million and cash received from the sale of Utilipro of $17.8 million in March 2001 and other investing activities.

Capitalization Ratios. AGL Resources is required by financial covenants in our Credit Facilities, customer contracts, and PUHCA requirements to maintain a ratio of total debt to total capitalization of no greater than 70.0%. As of September 30, 2002 AGL Resources was in compliance with this leverage ratio requirement. The components of our capital structure at September 30, 2002 and December 31, 2001 are summarized in the following table.

	As of September 30, 2002:		As of December 31, 2001:

Short-term debt	$320.2	15.1%	$384.7	17.6%
Current portion of long-term debt	48.0	2.3%	93.0	4.3%
Long-term debt	797.0	37.5%	797.0	36.5%
Trust preferred securities	225.5	10.6%	218.0	10.0%
Common equity	732.0	34.5%	690.1	31.6%
Total capitalization	$2,122.7	100.0%	$2,182.8	100.0%

Common Stock. The average number of shares outstanding for the nine-month period ended September 30, 2002 as compared to September 30, 2001 increased to 56.0 million from 54.6 million. The market price of AGL Resources' common stock at September 30, 2002 was $22.09 per share and the book value was $13.00 per share based on 56,313,165 shares outstanding at September 30, 2002, representing a market-to-book ratio of 169.9%.

The following table depicts the shares of common stock issued out of treasury and the average market price under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Directors Plan.

	For the nine months ended:
	September 30, 2002	September 30, 2001

Issuance of treasury stock	737,126	829,141
Average market price	$20.57	$20.07

Debt.

	Debt Balances As of:
Dollars in millions	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001

Commercial paper balance	$316.0	$321.7	$262.3	$384.7	$303.4
Sequent line of credit	4.2	2.8	4.6	-	-
Current portion of long-term debt	48.0	48.0	93.0	93.0	45.0
Long-term debt	797.0	797.0	797.0	797.0	845.0
Trust preferred securities*	225.5	220.5	217.9	218.0	219.9
Total	$1,390.7	$1,390.0	$1,374.8	$1,492.7	$1,413.3
Debt to Capitalization ratio	65.5%	65.4%	65.2%	68.4%	67.8%

*net of Interest Rate Swaps September 30, June 30, and March 31, 2002 and December 31, 2001

Short-term Debt. On August 8, 2002, AGL Capital replaced the 364-day $450.0 million credit facility which was scheduled to expire on October 3, 2002 with a $200 million 364-day Credit Facility and a $300 million three year Credit Facility. The $200 million Credit Facility terminates on August 7, 2003 and the $300 million Credit Facility terminates on August 7, 2005. Loans outstanding on the termination date of the $200 million Credit Facility may be converted into a term loan which will mature in one installment no later than August 7, 2004. As of October 18, 2002, there were no outstanding borrowings under the Credit Facilities.

Commercial paper balances decreased from $384.7 million at December 31, 2001 to $316.0 million as of September 30, 2002. The $68.7 million decrease was the result of cash flow from operations.

The weighted-average interest rate on the daily average of short-term debt outstanding was 2.1% and 2.4% for the three-month and nine-month periods ended September 30, 2002, respectively.

Sequent has a $15.0 million unsecured line of credit with Bank One, NA, that is used solely for the posting of exchange deposits, and is unconditionally guaranteed by AGL Resources Inc.. This line of credit expires on July 3, 2003 and bears interest at the federal funds effective rate plus 0.5%. As of September 30, 2002 the current rate was 2.4%. This facility had an outstanding balance of $4.2 million as of September 30, 2002.

Despite commercial paper market volatility caused by the impact of adverse developments and financial results at several prominent corporate issuers, AGL Resources has experienced strong liquidity support in the commercial paper market. During the nine months ended September 30, 2002, AGL Capital has at all times had full access to the commercial paper market.

Long-term Debt. AGL Resources has $48.0 million in scheduled medium-term note payments in the remainder of fiscal 2002, with interest rates ranging from 7.45% to 7.65%. Management expects there will be available working capital and liquidity under the commercial paper program to fund these scheduled payments. During the nine-month period ended September 30, 2002, AGL Resources did not issue long-term debt.

Interest Rate Swap. AGL Capital is a party to two interest rate swap transactions (Swaps) in the aggregate amount of $75.0 million executed as a hedge against the fair value of the AGL Capital Trust II's 8% Trust Preferred Securities due 2041. Pursuant to the Swaps, AGL Capital receives future interest rate payments on $75.0 million at an annual 8.0% interest rate, and pays floating interest rates on $75.0 million. AGL Capital pays interest each May 15, August 15, November 15 and February 15 at three-month LIBOR plus 1.315%, with no floor or ceiling. At September 30, 2002, the current rate was 3.1%. The expiration date of the Swaps is May 15, 2041, unless terminated earlier or called. Each quarter, under hedge accounting treatment, AGL Capital records a "long term asset or liability" and a corresponding adjustment to "subsidiaries obligated mandatorily redeemable preferred securities" to reflect the assessed change in fair value of the Swaps to AGL Capital. The fair value changes as interest rates change from the original settlement date. The fair value of these Swaps at September 30, 2002 and December 31, 2001, was $4.6 million and ($2.2) million, respectively.

Shelf Registration. As of September 30, 2002, AGL Resources and its subsidiaries had registered with the SEC on a "shelf registration" statement up to $750 million of various capital securities.

Credit Rating. Credit ratings impact AGL Resources' ability to obtain short-term and long-term financing and the cost of such financing. In determining AGL Resources' credit ratings, the rating agencies consider a number of factors. Quantitative factors that appear to be given significant weight include, among other things:
    earnings before interest, taxes, depreciation and amortization;
    operating cash flow;
    total debt outstanding;
    total equity outstanding;
    pension liabilities and funding status;
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

As of October 30, 2002, the three major credit rating agencies rate AGL Resources' unsecured debt issues investment grade status. The ratings were as follows:

Type of facility	Moody's	S&P	Fitch
Commercial paper	P-2	A-2	F-2
Medium term notes	A3	A-	A
Senior notes	Baa1	BBB+	BBB+
Trust preferred securities	Baa2	BBB	BBB

AGL Resources' debt instruments and other financial obligations include provisions, which, if not complied with, could require early payment, additional collateral support or similar actions. For AGL Resources, the most important default events include a maximum leverage ratio, a minimum net worth, insolvency events, non-payment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. AGL Resources does not have any trigger events in its debt instruments that are tied to changes in specified credit ratings or stock price and has not entered into any transaction that requires AGL Resources to issue equity based on credit rating or other trigger events. Currently, AGL Resources is in compliance with all existing debt provisions.

Sequent has certain trade and/or credit contracts that have adequate assurance provisions and/or credit rating trigger events in case of a credit rating downgrade. These rating triggers typically would give counterparties the right to suspend or terminate credit if AGL Resources' credit ratings were downgraded to non-investment grade status. Under such circumstances, AGL Resources would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on AGL Resources' liquidity. If such collateral were not posted, AGL Resources' ability to continue transacting business with these counterparties would be impaired. At September 30, 2002, such agreements between Sequent and its counterparties totaled $22.3 million. AGL Resources believes its existing Credit Facilities are adequate to fund these potential liquidity requirements.

AGL Resources' cash from internal operations may change in the future due to a number of factors, some of which AGL Resources cannot control. These include regulatory changes, the prices for products we sell and services we provide, the demand for our products and services, margin requirements resulting from significant increases or decreases in commodity prices, operational risks, and other factors. AGL Resources' ability to draw upon our available Credit Facilities will be dependent upon our ability to comply with the conditions and requirements of those facilities, all of which AGL Resources currently meets. Funding from the capital markets for commercial paper and long-term debt may be impaired by lack of liquidity for our industry segment, a change in our credit rating or changes in market conditions.

Capital Requirements

Environmental Matters. AGLC expects the MGP program to be complete with respect to the significant cleanup by January 2005. The significant years for spending for this program are 2002, 2003 and 2004. AGLC expects that these environmental expenses for the next twelve months will be approximately $21.2 million and will be funded from operating cash flow and commercial paper borrowings.

AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an ERC recovery rider. It allows the recovery of costs of investigation, testing, cleanup and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from customers in future years. The ERC recovery mechanism allows for recovery of expenditures over the five-year period subsequent to the period in which the expenditures were incurred. During the three months and nine months ended September 30, 2002, AGLC recovered $3.9 million and $11.9 million, respectively, through its ERC recovery rider. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. There were no material recoveries from potentially responsible parties during the three and nine months ended September 30, 2002. AGLC has recorded a current asset of $13.2 million that represents expected revenues over the next twelve months under the ERC recovery rider.

Pipeline replacement. On January 8, 1998, the GPSC issued procedures and set a schedule for hearings regarding alleged pipeline safety violations by AGLC. On July 21, 1998, the GPSC approved a settlement between AGLC and the staff of the GPSC that detailed a 10-year pipeline replacement program for approximately 2,300 miles of cast iron and bare steel pipe. Over that 10-year period, AGLC will recover from end-use customers, through billings to Marketers, the costs related to the program net of any cost savings from the program. All such amounts will be recovered through a combination of SFV rates and a pipeline replacement revenue rider. October 1, 2002 marked the beginning of the fifth year of the 10-year pipeline replacement program. The estimated total remaining capital costs of this program, as of September 30, 2002, are approximately $474.0 million.

During the nine months ended September 30, 2002, AGLC's capital expenditure and operation and maintenance costs related to the program were approximately $41.5 million. For the same period last year, capital expenditure and operation and maintenance costs were approximately $46.4 million. The amount recovered from the pipeline replacement revenue rider during the three and nine months ended September 30, 2002 was approximately $1.6 million and $4.8 million, respectively.

AGLC capitalizes and depreciates the capital expenditure costs incurred from the pipeline replacement program over the life of the assets. Operation and maintenance costs are expensed as incurred. Recoveries, which are recorded as revenue, are based on a formula that allows AGLC to recover: operation and maintenance costs that are in excess of those included in AGLC's current base rates; depreciation expense; and an allowed rate of return on the capital expenditures. In the near term, the primary financial impact to AGLC from the pipeline replacement program is reduced cash flow from operating and investing activities, as the timing related to cost recovery does not match the timing of when costs are incurred. However, AGLC is allowed the recovery of carrying costs on the under-recovered balance resulting from the timing difference.

AGLC has recorded a long-term regulatory liability and a corresponding long-term regulatory asset in its condensed consolidated balance sheet as of September 30, 2002, in the amount of $461.3 million and $408.5 million, respectively, for capital expenditures in connection with the pipeline replacement program and expected revenues under the revenue rider. We anticipate that our capital expenditures for the pipeline replacement program will end by June 30, 2008, unless extended by the GPSC.

As of September 30, 2002, AGLC has recorded a current liability of $65.5 million representing the expected expenditures for the next twelve months for the program. AGLC has also recorded a current asset of $28.2 million that represents the expected revenues to be recognized under the revenue rider over the next twelve months.

Capital Expenditures. Capital expenditures for construction of distribution facilities, purchase of equipment, and other general improvements were $48.9 million and $136.3 million for the three and nine months ended September 30, 2002 as compared to $47.9 million and $121.4 million for the same period last year. The increase of $14.9 for the nine months ended September 30, 2002 is primarily attributable to AGL Networks' purchase of a telecommunications network from ACSI Network Technologies, Inc. and the construction of the metro Atlanta network.

Cash Obligations. The following table illustrates AGL Resources' expected future contractual cash obligations as of September 30, 2002.

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Pipeline, storage capacity & gas supply*	$789.8	$221.1	$404.2	$164.5	$-
Pipeline replacement capital expenditure costs*	474.0	65.5	176.3	166.3	65.9
ERC*	138.6	21.2	91.4	5.8	20.2

Long-term debt	845.0	48.0	63.5	42.0	691.5
Short-term debt	320.2	320.2	-	-	-
Trust preferred securities+	225.5	-	-	-	225.5
Operating leases	109.0	9.0	51.3	16.8	31.9
Other contractual cash obligations	56.4	2.9	8.2	14.7	30.6

*recoverable through rate rider mechanism + callable in 2006 and 2007

AGL Resources has other commercial commitments that do not necessarily require the use of cash in the future. The table below illustrates the other expected commercial commitments that are outstanding as of September 30, 2002.

	Amounts of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$515.0	$215.0	$300.0	$-	$-
Guarantees	132.2	132.2
Standby letters of credit/surety bonds	1.4	1.4	-	-	-
Total other commercial commitments	$648.6	$348.6	$300.0	$-	$-

Wholesale Services. The energy trading contracts that are utilized by Sequent in its energy trading and risk management activities are recorded on a mark-to-market basis each quarter. The tables below illustrate the change in the net fair value of the energy trading contracts during the three and nine months ended September 30, 2002, as well as provide detail of the net fair contracts outstanding at the end of the quarter.

In millions	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net fair value of contracts outstanding at the beginning of period	$1.9	$2.9
Contracts realized or otherwise settled during the period	(2.6)	(4.9)
Net fair value of net claims against counterparties	-	-
Change in net fair value of contracts	3.8	5.1
Net fair value of new contracts when entered into during the period	-	-
Changes in fair values attributed to changes in valuation techniques
and assumptions	-	-
Net fair value of contracts outstanding at the end of period	$3.1	$3.1

In millions	Net Fair Value of Contracts at Period-End
Source of net fair value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total net fair value
Prices actively quoted	$2.4	$0.7	$-	$-	$3.1
Prices provided by other external sources	-	-	-	-	-
Prices based on models and other valuation methods	-	-	-	-	-

The "Prices Actively Quoted" category represents the Company's positions in natural gas which are valued using a combination of New York Mercantile Exchange, Inc. (NYMEX) futures prices and basis spreads. The basis spreads represent the cost to transport the commodity from a NYMEX delivery point such as Henry Hub to the contract delivery point. Basis spreads are based on broker quotes obtained either directly or through electronic trading platforms.

Energy Investments. The Owners of SouthStar have entered into a capital contribution agreement that requires each Owner to contribute additional capital for SouthStar to pay invoices for goods and services received from any vendor that is affiliated with an Owner whenever funds are not otherwise available to pay those vendor invoices. The capital contributions to pay affiliated vendor invoices are repaid as funds become available, but repayment is subordinated to SouthStar's revolving line of credit with financial institutions. There are no outstanding balances from prior capital contributions made pursuant to the capital contribution agreement, and there was no activity related to the capital contribution agreement during the nine months ended September 30, 2002. In the event that one of the Owners of SouthStar was unable to contribute capital or was to lose investment grade rating, the remaining Owners would in all likelihood be required to provide adequate credit support to SouthStar's creditors.

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

AGL Resources Working Capital Needs. Management expects that AGL Resources' working capital needs for the remainder of fiscal 2002 will be met through operating cash flow, borrowings from the Commercial Paper Program and other credit availability. AGL Resources believes credit availability will be sufficient to meet working capital needs both on a short- and long-term basis. As discussed in the preceding paragraphs, however, capital needs and availability depend on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Regulatory and Legislative Overview

On September 27, 2002, the VSCC approved an experimental WNA program to reduce the effect of weather on customer bills. The WNA will reduce customer bills when winter weather is colder-than-normal and surcharge customer bills when weather is warmer-than-normal. A factor based on usage by customers and weather conditions during each billing cycle will be used to determine the credit or surcharge. The WNA will provide stability to operating margin and mitigate the weather risk at VNG. As part of the approval, VNG agreed not to file for a general rate increase for at least two years. The WNA goes into effect for the billing cycle beginning in November 2002, and continues for six billing cycles of each year. The program is in effect for two years. In order for the experimental program to be extended beyond its initial term, VNG must file a cost of service study with the VSCC.

On July 9, 2002, SCANA Energy Marketing, Inc. (SCANA), a certificated natural gas Marketer in Georgia, filed a petition with the GPSC seeking a declaratory ruling that AGLC is without authority to delegate management of its regulated assets to its affiliate, Sequent, and to order AGLC to cease and desist from such delegation. The petition alleges that the delegation violates the GPSC's final order dated September 14, 2001 (Docket No. 14060-U) relating to AGLC's 2001-2004 Capacity Supply Plan, in which the GPSC rejected a bailment between AGLC and Sequent and that the delegation violates the newly enacted Georgia law, The Natural Gas Consumers Relief Act of 2002. AGLC filed a response with the GPSC on July 22, 2002 requesting that the GPSC deny SCANA's petition, stating that the petition was procedurally deficient and mischaracterized the GPSC's final order and that neither Georgia law nor the final order prohibits AGLC from entering into asset management agreements with third parties.

On July 18, 2002, the FERC issued an Order regarding Docket No. RP98-206-008 (FERC order) that, among other things, granted AGLC appropriate authorization in the form of a limited term certificate to meet its natural gas supply needs for the 2002-2003 winter heating season. The FERC order denied a petition filed with the FERC by several retail Marketers in Georgia, in which certain Marketers sought to clarify AGLC's allocation and release of its transportation and storage capacity on upstream interstate pipelines under a GPSC tariff. In the FERC order, the FERC required AGLC to explain why the capacity AGLC has provided to Marketers (under various rate schedules) in order to serve retail customers in Georgia is not under federal jurisdiction, (i.e., governed by the FERC) rather than state jurisdiction, (i.e., governed by the GPSC). The FERC also asked AGLC and various interstate pipelines to explain why the shared services should not be performed under the FERC's open access regulations. AGLC has responded to the FERC request and explained how a portion of its upstream services are utilized by AGLC to balance and enhance the reliability of its system in Georgia.

In accordance with the Relief Act signed into law on April 25, 2002, the GPSC was required to establish service standards for AGLC and the Marketers by September 2002. As of September 1, 2002, the GPSC defined standards applicable to AGLC for posting data on the electronic bulletin board, meter reading, meter turn-ons and turn-offs, forecasting, call center response times, lost and unaccounted-for-gas, and acquiring and managing interstate capacity assets. The GPSC also defined standards applicable to the Marketers for call center service responsiveness, information requests, billing accuracy and timeliness, consumer inquiry and complaints responsiveness, meter reading accuracy and timeliness, transmittal of meter reading data, and responsiveness to GPSC orders, directives and requests. As of September 30, 2002, AGLC and the GPSC settled on a standard for lost and unaccounted for gas. The GPSC has initiated proceedings to resolve the remaining standards by December 17, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

AGL Resources is exposed to risks associated with commodity prices, interest rates, credit, weather, pension and federal and state regulation. Commodity price risk is defined as the potential loss that AGL Resources may incur as a result of changes in the fair value of a particular instrument or commodity. Interest rate risk results from AGL Resources' portfolio of debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk results from the extension of credit throughout all aspects of our business, but is particularly concentrated in Distribution Operations at AGLC and in the Wholesale Services segment. US Propane and SouthStar are weather dependent businesses and weather risk or opportunity exists at Sequent. Pension benefit risk results from the potential of additional pension liability costs. Regulatory risk resides throughout each of the operating business segments.

The RMC is responsible for the overall establishment of, and compliance monitoring for, risk management policies and the delegation of approval and authorization levels. The RMC consists of senior executives who monitor commodity price risk positions, corporate exposures, credit exposures and overall results of AGL Resources' risk management activities. The RMC is chaired by the Chief Risk Officer, who is responsible for ensuring that appropriate reporting mechanisms exist for the RMC to perform its monitoring functions.

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

The financial and other instruments require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity, options, and other contractual arrangements. Sequent's current uses of these financial instruments to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Therefore, the fair values of these instruments are included in energy marketing and risk management assets and liabilities in the condensed consolidated balance sheets on a mark-to-market method of accounting under SFAS No. 133, EITF 98-10 and EITF 02-03. The maturities of these financial instruments are less than 2 years and represent purchases (long) of 385.8 billion cubic feet and sales (short) of 362.9 billion cubic feet.

The following table shows the unrealized gain (loss) related to derivative instruments as a result of energy marketing and risk management activities.

In millions	For the three months ended September 30, 2002	For the nine months ended September 30, 2001
Unrealized gain	$1.3	$0.2

The fair values and average values of Sequent's energy marketing and risk management assets and liabilities as of September 30, 2002 are included in the following table. The average values are based on a monthly average for the nine months ended September 30, 2002.

	Energy Marketing and Risk Management Assets		Energy Marketing and Risk Management Liabilities
(in millions)	Average Value	Value at September 30, 2002	Average Value	Value at September 30, 2002
Natural gas contracts	$17.7	$24.1	$14.1	$21.0

Sequent employs a systematic approach to the evaluation and management of the risks associated with its wholesale marketing and risk management related contracts, including VaR, which is being systematically calculated and is disclosed for the first time this quarter. VaR is defined as the maximum expected loss that is not to be exceeded with a given degree of confidence and over a specified holding period. Sequent uses a 95% confidence interval to evaluate the VaR exposure. Sequent's VaR model is based on historical prices and gives more weight to the most recent market prices. Sequent's VaR may not be comparable to a similarly titled measure of another company.

Sequent's open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to the Chief Risk Officer. Because asset optimization is one of Sequent's primary responsibilities, the open exposure is minimal and as a result Sequent has low VaR limits. Sequent employs daily risk testing using both VaR and stress testing to capture open risk.

Based on a 95% confidence interval and employing a one-day and a twenty-day holding period for all positions, Sequent's portfolio of positions as of September 30, 2002 had a one-day holding period VaR and twenty-day holding period VaR of $0.2 million and $0.5 million, respectively.

Energy Investments. SouthStar manages a portion of its commodity price risks through hedging activities using derivative financial instruments and physical commodity contracts. Financial contracts in the form of futures, options and swaps are used to hedge the price volatility of natural gas. These derivative transactions qualify as cash flow hedges and SouthStar records the fair value of the open positions on its balance sheet with the unrealized gain or loss in other comprehensive income.

Interest Rate Risk

Interest rate fluctuations expose AGL Resources' variable-rate debt to changes in interest expense and cash flows. AGL Resources' policy is to manage interest expense using a combination of fixed and variable rate debt. To facilitate the achievement of desired fixed and variable rate debt percentages (of total debt), AGL Capital entered into two interest rate swaps where it agreed to exchange, at specified intervals, the difference between fixed and variable amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge the fair values of $75.0 million of the $150.0 million trust preferred securities.

In millions	Market Value of Interest Rate Swap Derivative
				Market Value
Notional Amount	Fixed Rate Payment	Variable Rate Received	Maturity	September 30, 2002	December 31, 2001
$50.0	8.0%	3 Month Libor Plus 131.5 bps	November 26, 2041	$2.9	($1.6)
25.0	8.0%	3 Month Libor Plus 131.5 bps	November 26, 2041	1.7	(0.6)
$75.0				$4.6	($2.2)

AGL Resources' variable-rate debt consists of commercial paper, line of credit and the swaps, which totaled $316.0 million, $4.2 million and $75.0 million, respectively, as of September 30, 2002. Based on outstanding borrowings at quarter-end, a 10% change in market interest rates at September 30, 2002 would result in a change in annual pre-tax expense or cash flows of $0.8 million. As of September 30, 2002, $48.0 million of long-term fixed debt obligations mature in the following 12 months. Any new debt obtained to refinance this obligation would be exposed to changes in interest rates. A hypothetical 10% change in interest rates on this debt would not have a material effect on earnings.

Credit Risk

Distribution Operations. AGLC has a concentration of credit risk related to the provision of services to Georgia's Marketers. AGLC bills nine Marketers in Georgia for services. These Marketers, in turn, bill end-use customers. Credit risk exposure to Marketers varies with the time of the year. Exposure is lowest in the non-peak summer months and highest in the peak winter months. The provisions of AGLC's tariff allow AGLC to obtain security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from AGLC. Security support is provided in the form of cash deposits, letters of credit/surety bonds from acceptable issuers, and corporate guarantees from investment grade entities. The RMC reviews monthly the adequacy of security support coverage, credit rating profiles of security support providers and payment status of each marketer. AGL Resources believes that adequate policies and procedures have been put in place to properly quantify, manage and report on AGLC's credit risk exposures to Marketers.

Excluding seasonal rates, for the nine months ended September 30, 2002, the three largest Marketers, based on customer count, one of which was SouthStar, accounted for approximately 83.1% of AGL Resources' and 86.2% of Distribution Operations' operating margin. As of September 30, 2002, only gas receivables attributable to VNG and CGC were due from end-use customers.

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

Wholesale Services. Sequent has established credit policies to determine and monitor the credit worthiness of counterparties, as well as the quality of pledged collateral and use of master netting agreements whenever possible to mitigate exposure to counterparty credit risk. Credit evaluations are conducted and appropriate approvals obtained for each counterparty's line of credit before any transaction with the counterparty is executed. In most cases, the counterparty must have a minimum long-term debt rating of Baa2 from Moody's or BBB from S&P. Transaction counterparties that do not have either of the above ratings require credit enhancements by way of guaranty, cash deposit or letter of credit. The following table shows Sequent's commodity receivable and payable as of September 30, 2002.

In millions	Gross Receivable	Gross Payable
Receivables with netting agreements in place:
Counterparty is investment grade	$87.6	$75.8
Counterparty is non-investment grade	11.2	16.0
Counterparty has no external rating	2.0	13.6

Receivables without netting agreements in place:
Counterparty is investment grade	6.2	16.6
Counterparty is non-investment grade	-	-
Counterparty has no external rating	-	0.4

Amount recorded on balance sheet	$107.0	$122.4

Energy Investments. AGL Resources' limited partnership agreement with US Propane requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. AGL Resources' maximum capital account restoration obligation would be $13.6 million. Currently, AGL Resources' capital account is positive. AGL Resources' believes that US Propane's liquidation is not probable and, accordingly has not recorded any liability.

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

Distribution Operations. AGLC's weather risk exists primarily due to the forecasting demand for AGLC's distribution system, which AGLC, in its capacity as the system operator, provides to the certificated Marketers. AGLC's revenue is recognized under the SFV rate design, which is not volumetric and is therefore not directly weather dependent. SFV eliminates the seasonality of both revenues and expenses. Weather does indirectly influence the number of customers that are turned on during the heating season. VNG has a newly approved experimental WNA factor based on usage by customers and weather conditions during each billing cycle effective November 2002. CGC has a WNA factor built into its base rates, which allows for revenue to be recognized based on a 30-year normalization factor.

Wholesale Services. Sequent's asset optimization business is impacted by weather conditions. When weather conditions deviate from normal there are changes in the utilization of the optimized assets. In addition, weather changes could impact the volatility of the underlying gas commodity and basis contracts which impacts Sequent's business opportunities.

Energy Investments. SouthStar entered into a weather hedge during the 2001-2002 heating season. Such contracts are accounted for using the intrinsic value method under the guidelines of EITF Issue No. 99-2 "Accounting for Weather Derivatives." As a result, SouthStar recognized a gain of $3.5 million for the heating season (November 2001- March 2002). AGL Resources expects SouthStar to enter into a similar arrangement for the 2002-2003 heating season. AGL Resources cannot predict the results of SouthStar's future weather hedging activities, if any.

Pension Risk

AGL Resources' costs of providing a defined-benefit pension retirement plan are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and contributions made to the plan. The market value of AGL Resources' plan assets has been affected by declines in the equity market since the beginning of this fiscal year. As a result, at December 31, 2002, AGL Resources could be required to recognize an additional minimum liability as prescribed by SFAS No. 87 "Employers' Accounting for Pensions." The liability would be recorded as a reduction to other comprehensive income, and would not affect net income for 2002. The amount of the liability, if any, will depend upon the asset returns experienced in 2002 and contributions made by AGL Resources to the plan during 2002. Also, pension cost and cash contributions to the plan could increase in future years without a substantial recovery in the equity markets. When the fair value of the plan assets exceeds the ABO, the recorded liability will be reduced and other comprehensive income will be restored in the condensed consolidated balance sheet.

The combination of poor market performance and historically low corporate bond rates has created a divergence in the potential value of the pension liability and the actual value of the pension assets. These conditions could result in an increase in AGL Resources' unfunded ABO and future pension expense. The primary assumptions that drive the value of the unfunded ABO are the discount rate and expected return on plan assets.

As reflected in AGL Resources' Form 10-K, the value of the pension asset and the ABO as of September 30, 2001 was $250.4 million and $250.0 million, respectively. As of September 30, 2002 the asset value was approximately $206.9 million. This decline is a result of the conditions mentioned above. A one-percentage point increase or decrease in the assumed discount rate could have approximately a negative or positive $38.0 million impact to the ABO. AGL Resources is currently unable to determine the impact of these changes until an updated actuarial valuation of the pension liability is performed, and asset value is determined, as of December 31, 2002. If we elect not to make a contribution to plan assets equal to the unfunded ABO, there could be an adjustment to other comprehensive income.

Regulatory Risk

AGL Resources is exposed to regulatory risk in each of its business segments. The results of future rate proceedings, modification of regulations or historical practices, and the inability to recover our costs from our customers could adversely affect future earnings.

Wholesale Services. Sequent manages assets in multiple jurisdictions under various asset management arrangements for the utilities in AGL Resources' system of companies. AGL Resources has sharing mechanisms for certain transactions into which the asset manager enters. Because of uncertainty related to the application of regulatory sharing to other transactions, AGL Resources maintains a regulatory reserve for exposure related to disputes that might arise from time to time with respect to its liability under the various asset management arrangements. AGL Resources believes this reserve is adequate.

ITEM 4. CONTROLS AND PROCEDURES

    Evaluation of disclosure controls and procedures. AGL Resources' chief executive officer and chief financial officer, after evaluating the effectiveness of AGL Resources' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"), have concluded that, AGL Resources' disclosure controls and procedures were effective in timely alerting them to material information relating to AGL Resources (including its consolidated subsidiaries) required to be included in its periodic SEC filings.
    Changes in internal controls. There were no significant changes in AGL Resources' internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

"Part II -- Other Information" is intended to supplement information contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and should be read in conjunction therewith.

ITEM 1. LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. For information regarding pending state regulatory proceedings, see "Regulatory and Legislative Overview" contained in Item 2 of Part I under the caption, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

On May 24, 2002, one of AGLC's AMR vendors, IMServ, Inc., sent AGLC a notice under its AMR agreement, alleging various breaches of contract by AGLC and asserting that it had incurred damages in excess of $8.0 million. AGLC does not believe it has breached its AMR agreement as alleged. AGLC and IMServ have been pursuing a contractually mandated process, including mediation, to attempt to resolve their differences under the agreement. At September 30, 2002, the dispute had not been resolved.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

PART II -- OTHER INFORMATION - Continued

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

10.1	AGL Resources Inc. 1996 Non-employee Directors Equity Compensation Plan as amended and restated as of April 17, 2002.

10.2	AGL Resources Inc. Annual Team Performance Incentive Plan for 2002.

10.3	First amendment to the AGL Resources Inc. Nonqualified Savings Plan.

10.4	Second amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-employee Directors.

10.5	Third amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-employee Directors.

10.6	Ninth amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

10.7	First amendment to employee agreement by and between Richard J. Duszynski and AGL Services Company.

99.1	364- Day Credit Agreement dated August 8, 2002, by and between AGL Resources, as Guarantor, AGL Capital, as Borrower, and the Lenders named therein.

99.2	3-Year Credit Agreement dated August 8, 2002, by and between AGL Resources, as Guarantor, AGL Capital, as Borrower, and the Lenders named therein.

99.3

  Guarantee dated August 8, 2002, by and between AGL Resources, the Guarantor and SunTrust Bank, as Administrative Agent for the Lenders named in the 364- Day Agreement dated August 8, 2002 by and between AGL Capital, as Borrower and the Lenders named therein.

99.4

  Guarantee dated August 8, 2002, by and between AGL Resources, the Guarantor and SunTrust Bank, as Administrative Agent for the Lenders named in the 3- Year Agreement dated August 8, 2002 by and between AGL Capital, as Borrower and the Lenders named therein.

  Reports on Form 8-K.

On August 8, 2002, AGL Resources Inc. filed a Current Report on Form 8-K dated August 8, 2002, announcing AGL Capital Corporation's renewal of its credit facility, pursuant to Item 7 (Financial Statements and Exhibits) of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)
Date: October 30, 2002	/s/ Richard T. O'Brien
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Paula G. Rosput, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AGL Resources Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ Paula G. Rosput
Chairman, President and Chief Executive Officer

I, Richard T. O'Brien, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AGL Resources Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ Richard T. O'Brien
Executive Vice President and Chief Financial Officer