Form 10-K
period 2002-12-31
AGL RESOURCES INC
filed 2003-03-19
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2002	Commission File Number 1-14174

AGL RESOURCES INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2210952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Ten Peachtree Place, Atlanta, Georgia 30309	404-584-9470
(Address and zip code of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, $5 Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
8% Trust Preferred Securities	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes X No ____

Aggregate market value of shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of February 28, 2003: $1,400,542,271

The number of shares of Common Stock outstanding as of February 28, 2003 was 63,229,898 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2002 Annual Report to Shareholders for AGL Resources Inc. for the calendar year ended December 31, 2002 (“Annual Report”) are incorporated herein by reference in Parts I and II and portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders ("Proxy Statement") to be held April 16, 2003, are incorporated herein by reference in Part III.

TABLE OF CONTENTS

		Page
Glossary of key terms and referenced accounting standards		3 – 4

Part I
Item 1.	Business	5 – 10
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 4.(A).	Executive Officers of the Registrant	12
Part II
Item 5.	Market for the Registrant's Common Equity and Related Stockholders Matters	13
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7.(A).	Qualitative and Quantitative Disclosure About Market Risk	13
Item 8.	Financial Statements and Supplementary Data	13
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Part III
Item 10.	Directors and Executive Officers of the Registrant	14
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions	15
Item 14.	Controls and Procedures	15
Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16 – 20
Signatures		21
Independent Auditors Report		22
Schedule II		23
Certifications		24 – 25

#

GLOSSARY OF KEY TERMS

ABO	Accumulated benefit obligation
AGLC	Atlanta Gas Light Company
AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
AGL Resources	AGL Resources Inc. and its subsidiaries
AGSC	AGL Services Company
AMR	Automated meter reading
BP	Basis point
Calendar 2002	The 12 months ended December 31, 2002
Calendar 2001	The 12 months ended December 31, 2001
Calendar 2000	The 12 months ended December 31, 2000
Calendar 1999	The 12 months ended December 31, 1999
Calendar 1998	The 12 months ended December 31, 1998
CGC	Chattanooga Gas Company
Core earnings

A non-GAAP measure of net income excluding significant gains or losses on the sale or disposal of assets and/or subsidiaries identified in this report; as an indicator of AGL Resources’ operating performance or liquidity, core earnings should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP

Corporate	Nonoperating segment, which includes AGSC and AGL Capital
Credit Facility	Credit agreements supporting AGL Resources' commercial paper program
Distribution operations	Segment that includes AGLC, VNG and CGC
EBIT

A non-GAAP measure of earnings before interest and taxes - includes other income; as an indicator of AGL Resources’ operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP

EITF	Emerging Issues Task Force
Energy investments	Segment that includes AGL Resources’ investment in SouthStar, its investment in US Propane (and its investment in Heritage), AGL Networks and certain other companies
ERC	Environmental response cost
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fiscal 2001	The 12 months ended September 30, 2001
Fiscal 2000	The 12 months ended September 30, 2000
Fiscal 1999	The 12 months ended September 30, 1999
Fiscal 1998	The 12 months ended September 30, 1998
GAAP	Accounting principles generally accepted in the United States of America
GPSC	Georgia Public Service Commission
Heritage	Heritage Propane Partners, L.P.
LIBOR	London Interbank Offered Rate
Marketers	GPSC-certificated marketers selling retail natural gas in Georgia
MGP	Manufactured gas plants
OCI	Other comprehensive income
PBR	Performance-based regulation plan
PGA	Purchased gas adjustment
Propane transaction	A series of transactions during the fourth quarter of fiscal 2000 involving AGL Resources’ propane operations
PRP	Pipeline replacement program
PUHCA	Public Utility Holding Company Act of 1935, as amended
RMC	Management’s Risk Management Committee
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, LP
SFAS	Statement of Financial Accounting Standards
SFV	Straight fixed variable rate design, which spreads AGLC's delivery service revenue evenly throughout the year
SouthStar	SouthStar Energy Services, LLC
TRA	Tennessee Regulatory Authority
Transition period	The three months ended December 31, 2001
USF	Universal Service Fund
US Propane	US Propane LLC
Utilipro	Utilipro Inc, a former customer care subsidiary which was sold in the second quarter of fiscal 2001
VaR	Value at risk
VNG	Virginia Natural Gas, Inc.
VSCC	Virginia State Corporation Commission
Wholesale services	Segment that consists of Sequent
WNA	Weather normalization adjustment

REFERENCED ACCOUNTING STANDARDS

APB 25	Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”
ARB 51	Accounting Research Bulletin No. 51 “Consolidated Financial Statements”
EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”
EITF 99-2	EITF Issue No. 99-2 “Accounting for Weather Derivatives”
EITF 99-19	EITF Issue No. 99-19 “Reporting Revenue Gross as a Principle versus Net as an Agent”
EITF 00-17	EITF Issue No. 00-17 “Measuring the Fair Value of Energy Related Contracts in Applying Issue No. 98-10”
EITF 02-03	EITF Issue No. 02-03 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”
FASB Interpretation 45	FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”
FASB Interpretation 46	FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 71	SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”
SFAS 87	SFAS No. 87 “Employer’s Accounting for Pensions”
SFAS 109	SFAS No. 109 “Accounting for Income Taxes”
SFAS 123	SFAS No. 123 “Accounting for Stock-Based Compensation”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 138	SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 142	SFAS No. 142 “Goodwill and Other Intangible Assets”
SFAS 143	SFAS No. 143 “Accounting for Asset Retirement Obligations”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 148	SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”

#

PART I

ITEM 1.

BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

AGL Resources' reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as future earnings, growth, supply and demand, costs, subsidiary performance, new technologies and strategic initiatives, are "forward-looking statements" within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words ”anticipate,” ”assume,” ”indicate,” ”estimate,” ”believe,” ”predict,” ”forecast,” ”rely,” ”expect,” “continue,” “grow” and other words of similar meaning. Although AGL Resources believes that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements. In addition to the risks discussed herein and in AGL Resources’ periodic reports, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•

changes in industrial, commercial and residential growth in the service territories of AGL Resources

•

changes in price, supply and demand for natural gas and related products

•

impact of changes in state and federal legislation and regulation, including orders of various state public service commissions and the FERC on the gas and electric industries and on AGL Resources, including AGLC’s PBR plan

•

the ultimate impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or in AGL Resources’ operations specifically

•

the enactment of new accounting standards by the FASB or the SEC that could impact the way AGL Resources records revenues, assets and liabilities, which could lead to impacts on reported earnings or increases in liabilities, which in turn could affect AGL Resources’ reported results of operations

•

market changes due to Georgia’s Natural Gas Consumers’ Relief Act of 2002

•

effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, unknown issues following deregulation such as the stability of Marketers and unknown risks related to nonregulated businesses, including risks related to energy marketing and risk management

•

concentration of credit risk in Marketers

•

excess high-speed network capacity, and demand for dark fiber in metro network areas

•

market acceptance of new technologies and products, as well as the adoption of new networking standards

•

ability to negotiate new fiber optic contracts with telecommunications providers for the provision of AGL Networks' dark fiber services

•

utility and energy industry consolidation

•

performance of equity and bond markets and the impact on pension funding costs

•

impact of acquisitions and divestitures

•

direct or indirect effects on AGL Resources' business, financial condition or liquidity resulting from a change in its credit rating or the credit rating of its counterparties or competitors

•

interest rate fluctuations, financial market conditions and general economic conditions

•

uncertainties about environmental issues and the related impact of such issues

•

impact of changes in weather upon the temperature-sensitive portions of the business

•

impact of litigation

•

impact of changes in prices on the margins achievable in the unregulated retail gas marketing business

#

NATURE OF OUR BUSINESS

AGL Resources is a registered public utility holding company that manages its business in three operating segments and one nonoperating segment.

On September 20, 2001, the Board of Directors of AGL Resources Inc. elected to change AGL Resources’ fiscal year end from September 30 to December 31 effective October 1, 2001. The financial statements and related footnote information for the three months ended December 31, 2001 (defined as the “transition period”) have been presented herein.

Distribution Operations

Distribution operations include the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: AGLC, VNG and CGC. AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes and sells natural gas in southeastern Virginia. CGC distributes and sells natural gas in the Chattanooga area of Tennessee. The GPSC regulates AGLC; the VSCC regulates VNG; and the TRA regulates CGC. The GPSC, the VSCC and the TRA regulate distribution operations with respect to rates, maintenance of accounting records and various other service and safety matters. Distribution operations’ revenues contributed 97.1% for calendar 2002, 96.7% for the transition period, 97.1% for fiscal 2001 and 86.4% for fiscal 2000 of AGL Resources’ consolidated revenues.

Effective October 1, 2000, AGL Resources acquired all the outstanding common stock of VNG, a wholly-owned subsidiary of Consolidated Natural Gas Company and an indirect subsidiary of Dominion Resources, Inc. (DRI). The purchase price of approximately $535 million, paid in cash, included approximately $7.5 million in working capital. The acquisition was accounted for as a purchase for financial accounting purposes, and as a result VNG's operations were consolidated with those of AGL Resources beginning October 1, 2000. The excess purchase price of $183.6 million over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which was initially being amortized using a life of 40 years. Effective October 1, 2001, AGL Resources adopted SFAS 142, and as a result, this goodwill is not amortized during the transition period and calendar 2002.

Wholesale Services

Wholesale services includes the results of operations and financial condition of Sequent, AGL Resources' asset optimization, gas supply services, and wholesale marketing and risk management subsidiary. Asset optimization focuses on capturing the value from idle or underutilized assets, typically by participating in transactions that balance the needs of varying markets and time horizons.

Although Sequent is a nonregulated business, some of its underlying assets are regulated. Under varying agreements and practices, Sequent acts as asset manager and/or gas manager for AGL Resources' regulated utilities. Sequent aggregates gas from other marketers and producers and sells it to third parties. In addition, Sequent bundles commodity with transportation and redelivers short-term and long-term transported commodity. The VSCC has approved an asset management agreement, which provides for a sharing of profits between Sequent and VNG's customers.  Sequent and CGC have an agreement whereby Sequent pays CGC's ratepayers an annual fee for the right to act as CGC's asset manager.  Sequent also operates as asset manager for AGLC.  By statute, earnings from capacity release transactions are required to be shared 90% with Georgia's USF.  By GPSC order, net margin earned by Sequent, for transactions involving AGLC assets other than capacity release, are required to be shared 50/50 with Georgia's USF.

#

Energy Investments

Energy investments includes AGL Resources' investments in SouthStar and US Propane as well as the results of operations and financial condition of AGL Networks, and Utilipro through the date of sale.

Effective March 2, 2001, AGL Resources sold substantially all the assets of Utilipro, which engaged in the sale of integrated customer care solutions and billing services to energy marketers in the United States, to Alliance Data Systems Corporation for $17.9 million, resulting in a pretax and after-tax gain of $10.9 million and $7.1 million, respectively.

As of December 31, 2002, SouthStar was a joint venture in which a subsidiary of AGL Resources was a 50% owner; a subsidiary of Dynegy Holdings Inc. was a 20% owner; and a subsidiary of Piedmont Natural Gas Company was a 30% owner (collectively the Owners).  SouthStar offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the Southeastern United States. SouthStar was formed and began marketing energy services in Georgia, under the trade name Georgia Natural Gas Services, in 1998 when that state became fully open to retail natural gas competition.

On January 24, 2003, AGL Resources announced that its wholly-owned subsidiary had reached an agreement to purchase the Dynegy Holdings Inc. 20% ownership interest of SouthStar. The purchase was completed March 11, 2003. At closing, AGL Resources’ subsidiary owned a noncontrolling 70% financial interest in SouthStar, with Piedmont Natural Gas Company owning the remaining 30%.  Although at closing AGL Resources owns 70% of SouthStar, it does not have a controlling interest as most matters of significance require the unanimous vote of each Owner's representative to the governing board of SouthStar. The purchase agreement provided, among other things, that Dynegy Marketing and Trade will no longer provide asset management and gas procurement and supply services for SouthStar. This relationship was terminated on January 31, 2003. As of this date, SouthStar assumed the asset manager role. As of the date of the closing, the Owners dismissed the pending litigation related to this relationship.

The remaining Owners of SouthStar are parties to a capital contribution agreement that requires each Owner to contribute additional capital to SouthStar to pay invoices for goods and services received from any vendor that is affiliated with an Owner whenever funds are not otherwise available to pay those invoices. The capital contributions to pay affiliated vendor invoices are repaid as funds become available, but repayment is subordinated to SouthStar's revolving line of credit with financial institutions. There was no activity related to the capital contribution agreement during calendar 2002.

AGL Resources owns 22.36% of the limited partnership interests in US Propane and 22.36% of the limited liability company that serves as US Propane's general partner. The other limited partners are subsidiaries of TECO Energy, Inc., Piedmont Natural Gas Company, and Atmos Energy Corporation. These other companies also are owners of US Propane's general partner. US Propane owns all the general partnership interests directly or indirectly and approximately 29% or 4,641,282 common units of the limited partnership interests in Heritage (NYSE: HPG), a marketer of propane through a nationwide retail distribution network. Heritage competes with electricity, natural gas and fuel oil providers, as well as with other companies in the retail propane distribution business. The propane business, like the natural gas business, is seasonal, with weather conditions significantly affecting demand. AGL Resources recognized a pretax and after-tax gain of $13.1 million and $10.7 million, respectively, during August 2000 in connection with the formation of US Propane.

The limited partnership agreement of US Propane requires that, in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. AGL Resources’ maximum capital account restoration would be $13.6 million. Currently AGL Resources' capital account is positive. Management believes that US Propane's liquidation is not probable and, accordingly, no liability is recorded.

AGL Networks serves the demand for high-speed network capacity in metropolitan areas within the United States. Under a certificate of authority from the GPSC, AGL Networks owns and operates a 175 mile fiber network and provides last-mile conduit and dark fiber infrastructure solutions to a variety of customers in metro Atlanta, including local, regional and national telecommunications companies; wireless service providers; educational institutions; and other commercial entities.  Additionally, AGL Networks owns and operates a 60 mile fiber network in Phoenix, serving the central business district, midtown and the airport areas.  Conduit and dark fiber are typically provided to these customers under a lease arrangement with term lengths that vary from 3 to 20 years. In addition to conduit and dark fiber leasing, AGL Networks provides turnkey telecommunications network construction services. AGL Networks has also entered into back-to-back lease or fiber exchange arrangements in St. Louis, MO, Kansas City, MO and Richmond, VA. AGL Networks has contracted for last mile dark fiber in these cities on behalf of a customer. These arrangements are dedicated to the customer and AGL Networks is fully compensated for the costs of such leases.

Corporate

Corporate includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGSC and AGL Capital. AGSC is a service company established in accordance with PUHCA. AGL Capital was established to finance the acquisition of VNG; refinance existing short-term debt; and provide for the ongoing financing needs of AGL Resources through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All operating expenses and interest costs associated with AGSC and AGL Capital are allocated to the operating segments in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

(The remainder of this page was left intentionally blank.)

#

Seasonality of Business

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

Distribution Operations. AGLC's weather risk exists primarily due to the forecasting demand for AGLC's distribution system, which AGLC, in its capacity as the system operator, provides to the Marketers. AGLC's revenue is recognized under the SFV rate design, which is not volumetric and is therefore not directly weather dependent. SFV eliminates the seasonality of both revenues and expenses. Weather does indirectly influence the number of customers that are turned on during the heating season. VNG has a newly approved experimental WNA factor based on usage by customers and weather conditions during each billing cycle effective November 2002.  CGC has a WNA factor built into its base rates, which allows for revenue to be recognized based on a 30-year normalization factor.

Wholesale Services. Sequent's asset optimization business is impacted by weather conditions. When weather conditions deviate from normal there are changes in the utilization of the optimized assets. In addition, weather changes could impact the volatility of the underlying gas commodity and basis contracts, which impacts Sequent's business opportunities.

Energy Investments. SouthStar entered into a weather hedge during the 2001-2002 heating season. Such contracts are accounted for using the intrinsic value method under the guidelines of EITF 99-2. As a result, SouthStar recognized a gain of $3.5 million for the heating season (November 2001- March 2002). AGL Resources expects SouthStar to enter into a similar arrangement for the 2002-2003 heating season. AGL Resources cannot predict the results of SouthStar's future weather hedging activities, if any.

 Significant Customers

Information relating to significant customers and disclosures is contained in the Annual Report under the caption "Concentration of Credit Risk" included in "Management's Discussion and Analysis " on page 43, and is herein incorporated by reference.

Employees

On December 31, 2002, AGL Resources and its subsidiaries had approximately 2,230 employees, compared with 2,300 at December 31, 2001 and September 30, 2001. The following table summarizes the approximate number of employees covered under collective bargaining agreements.

	Approximate # of Employees	Date of contract expiration
Teamsters	370	March 2003
Utility Workers Union	60	September 2004
International Brotherhood of Electrical Workers	170	May 2005
Total	600

Financial Information about Segments

Information relating to financial information about segments is contained in the Annual Report under the caption “Note 10 – Segment Information” included in the “Notes to Consolidated Financial Statements” on pages 70-71, and is herein incorporated by reference.

#

Other Information about AGL Resources’ Business

The remainder of the information required by this item is set forth in the Annual Report under the captions “Liquidity and Capital Resources” on page 31, “Legislative and Regulatory Overview” on page 36, Environmental Matters under “Critical Accounting Policies” on page 25 and “Competition” on pages 38-39 included in "Management's Discussion and Analysis", and is herein incorporated by reference.

Available Information

AGL Resources principal executive offices are located at Ten Peachtree Place, Atlanta, Georgia 30309. The telephone number at that address is (404) 584-9470.

A copy of this Annual Report on Form 10-K, as well as AGL Resources’ Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on the Internet at the AGL Resources’ website www.aglresources.com as soon as reasonably practicable after AGL Resources electronically files such reports with, or furnishes such reports to, the SEC. The reference to the AGL Resources website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

(The remainder of this page was left intentionally blank.)

#

ITEM 2.

PROPERTIES

AGL Resources considers its properties and the properties of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

The distribution systems and related facilities of AGLC, VNG and CGC serve most of Georgia, southeastern Virginia and the Chattanooga area of Tennessee, respectively. As of December 31, 2002, distribution operations had approximately 27,700 miles of distribution mains and 700 miles of transportation mains, approximately 1,400,000 services and approximately 7.2 billion cubic feet of LNG storage capacity in four LNG plants to supplement the gas supply in very cold weather or emergencies.

AGL Resources owns or leases office, warehouse, and facility space throughout its operating areas which include most of Georgia, southeastern Virginia, Chattanooga area of Tennessee, Houston, Texas and Phoenix, Arizona. These spaces are used for current operations of all segments.

AGL Networks owns approximately 67,000 fiber miles and 235 conduit miles throughout metropolitan Atlanta, Georgia and Phoenix, Arizona.

ITEM 3.

LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business. . Additional  information regarding these proceedings is contained in the Annual Report under the captions “Regulatory and Legislative Overview” included in the” Management’s Discussion and Analysis” on pages 36-38 and “Note 6 – Commitments and Contingencies” included in the “Notes to Consolidated Financial Statements” on pages 66-67 and is herein incorporated by reference.

In addition, AGL Resources is a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all litigation in which it is involved will not have a material adverse effect on the consolidated financial statements of AGL Resources.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

(The remainder of this page was intentionally left blank.)

#

ITEM 4. (A).

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, are the names, ages and positions of the executive officers of the registrant along with their business experience during the past five years. Unless otherwise indicated, the information set forth is as of December 31, 2002. The age of each officer listed is as of the date of filing of this report. Unless otherwise indicated, all officers have served continuously since the dates indicated, and all positions are executive officers of AGL Resources. There are no family relationships among the officers.

Name, Age and Position with the Company	Dates Elected or Appointed

Paula G. Rosput, Age 46 (1)
Chairman, President and Chief Executive Officer	February 2002
President and Chief Executive Officer	August 2000 – February 2002
President and Chief Operating Officer of AGLC	September 1998 – November 2000

Kevin P. Madden, Age 50 (2)
Executive Vice President of Distribution and Pipeline Operations	April 2002
Executive Vice President – Legal, Governmental and Regulatory Strategy	October 2001 – April 2002

Richard T. O’Brien, Age 48 (3)
Executive Vice President and Chief Financial Officer	April 2001

Paul R. Shlanta, Age 45 (4)
Senior Vice President, General Counsel, Corporate Secretary and Chief Corporate Compliance Officer	September 2002
Senior Vice President, General Counsel and Corporate Secretary	July 2002 – September 2002
Senior Vice President and General Counsel	September 1998 - July 2002

(1)

Ms. Rosput has previously served as President and Chief Executive Officer of Duke Energy Power Services, Inc., a subsidiary of Duke Energy Corporation, from 1997 until September 1998.

(2)

Mr. Madden has previously served for over 21 years at the FERC, most recently as General Counsel and Chief Legal Advisor.

(3)

Mr. O’Brien has previously served as Vice President of Mirant Corporation from 2000 to 2001, and in various executive positions at PacifiCorp from 1983 to 2000.

(4)

Mr. Shlanta has previously served as principal with Rowe, Foltz & Martin, P.C., an Atlanta law firm, from 1994 until 1998.

#

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Shareholder Information” on page 82 in the Annual Report and is incorporated herein by reference.

ITEM 6.

SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption “Selected Financial Data” on page 21 in the Annual Report and is incorporated herein by reference.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is set forth under the caption “Management’s Discussion and Analysis” on pages 22 through 43 in the Annual Report and is incorporated herein by reference.

ITEM 7.(A)

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is set forth under the caption “Management’s Discussion and Analysis” on pages 41 through 43 in the Annual Report and is incorporated herein by reference.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in the Annual Report under the captions “Consolidated Balance Sheets” on pages 44 and 45, “Statements of Consolidated Income” on page 46, “Statements of Consolidated Common Shareholders’ Equity” on page 47, “Statements of Consolidated Cash Flows” on page 48 and “Notes to Consolidated Financial Statements” on pages 49 through 72, and is incorporated herein by reference.

The following supplemental data is submitted herewith:

•

Financial Statement Schedule – Valuation and Qualifying Account – Allowance for Uncollectible Accounts

•

Independent Auditors’ Report

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

(The remainder of this page was intentionally left blank.)

#

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information as of the end of calendar year 2002 and the transition quarter ended December 31, 2001, with respect to the shares of AGL Resources’ Common Stock that may be issued under AGL Resources’ existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,116,591	$20.56	2,656,266

Equity compensation plans not approved by security holders (2)	0	0	0

Total	3,116,591	$20.56	2,656,266

Notes to Equity Compensation Plan Information Table

(1)

Consists of the AGL Resources Inc.  Long-Term Stock Incentive Plan of 1990; the AGL Resources Inc. Long-Term Incentive Plan (1999); and the AGL Resources Inc. Amended and Restated 1996 Non-Employee Directors Equity Compensation Plan.  With respect to the number of securities available for issuance under the LTIP, as of January 1 of each year, the number of shares issuable will be increased by an amount equal to 2% of the shares outstanding on the immediately preceding December 31.

(2)

The Company sponsors two equity compensation plans or arrangements under which equity securities are eligible for transfer.  These equity arrangements are considered “open market” arrangements that do not require shareholder approval and, accordingly, are not included in this table.

The remainder of the information required by this item is set forth in the Annual Report under the caption "Security Ownership of Management" in the Proxy Statement and is incorporated herein by reference.

#

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions “Governance of the Company – Director Independence” and "Other Matters Involving Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 14.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. AGL Resources' chief executive officer and chief financial officer, after evaluating the effectiveness of AGL Resources' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"), have concluded that, AGL Resources' disclosure controls and procedures were effective in timely alerting them to material information relating to AGL Resources (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)

Changes in internal controls. There were no significant changes in AGL Resources' internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

(The remainder of this page was intentionally left blank.)

#

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

Documents Filed as Part of This Report:

1.

Financial Statements

Included under Item 8 are the following financial statements:

•

Consolidated Balance Sheets as of December 31, 2002, December 31, 2001 and September 30, 2001.

•

Statements of Consolidated Income for the calendar year ended December 31, 2002,   the transition period ended December 31, 2001, and the fiscal years ended September 30, 2001, and September 30, 2000.

•

Statements of Consolidated Common Stockholders' Equity for the calendar year ended December 31, 2002, the transition period ended December 31, 2001, and the fiscal years ended September 30, 2001 and, September 30, 2000.

•

Statements of Consolidated Cash Flows for the calendar year ended December 31, 2002, the transition period ended December 31, 2001, and the fiscal years ended September 30, 2001, and September 30, 2000.

•

Notes to Consolidated Financial Statements.

•

Independent Auditors' Report.

2.

Supplemental Consolidated Financial Schedules for Each of the Three Years in the Period Ended December 31, 2002, September 30, 2001, September 30, 2000 and the three months ended December 31, 2001

•

Independent Auditors' Report.

•

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

1.1	Underwriting Agreement dated February 11, 2003 by and among AGL Resources Inc. and the Underwriters named therein.

2.1

Stock Purchase Agreement dated May 8, 2000 by and between AGL Resources Inc. and Consolidated Natural Gas Company, Virginia Natural Gas, Inc. and Dominion Resources, Inc. (Exhibit 2.1, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2000).

2.2

First Amendment to Stock Purchase Agreement dated October 1, 2000 by and between AGL Resources Inc. and Consolidated Natural Gas Company, Virginia Natural Gas, Inc. and Dominion Resources, Inc. (Exhibit 2.2, AGL Resources Inc. Current Report on Form 8-K dated October 18, 2000).

3.1

Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the State of Georgia (Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

3.2	Bylaws, as amended on February 1, 2002 (Exhibit 3, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2002).

4.1	Specimen form of Common Stock certificate (Exhibit 4.1, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1999).

#

4.2.a	Specimen form of Right certificate (Exhibit 1, AGL Resources Inc. Form 8-K filed March 6, 1996).
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

10.1	Executive Compensation Plans and Arrangements.

10.1.a	AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated as of January 1, 2002 (Exhibit 99.2, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2002).
10.1.b	AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10(ii), Atlanta Gas Light Company Form 10-K for the fiscal year ended September 30, 1991).
10.1.c

First Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit B to the Atlanta Gas Light Company Proxy Statement for the Annual Meeting of Shareholders held February 5, 1993).

10.1.d	Second Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.d, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1997).

10.1.e

Third Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit C to the Proxy Statement and Prospectus filed as a part of Amendment No. 1 to Registration Statement on Form S-4, No. 33-99826).

10.1.f	Fourth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.f, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1997).

10.1.g	Fifth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.g, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1997).

10.1.h	Sixth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1.a, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 1998).

10.1.i	Seventh Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1, AGL Resources Inc. Form 10-Q for the quarter ended December 31, 1998).

10.1.j	Eighth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan of 1990 (Exhibit 10.1, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2000).

10.1.k	Ninth Amendment to the AGL Resources Inc. Long-Term Stock Incentive Plan 1990 (Exhibit 10.6, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.l	AGL Resources Inc. Nonqualified Savings Plan as amended and restated as of January 1, 2001 (Exhibit 10.1.n, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2001).

10.1.m	First Amendment to the AGL Resources Inc. Nonqualified Savings Plan (Exhibit 10.3, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.n	AGL Resources Inc. Amended and Restated 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.1, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.o	First Amendment to the AGL Resources Inc. Amended and Restated 1996 Non-Employee Directors Equity Compensation Plan.

10.1.p	First Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.2, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2000).

10.1.q	Second Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.3, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2000).

10.1.r	Third Amendment of the Atlanta Gas Light Company 1996 Non-Employee Directors Equity Compensation Plan (Exhibit 10.4, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2000).

10.1.s	AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Inc. Form 10-Q for the quarter ended December 31, 1997).

10.1.t	First Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.5, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2000).

10.1.u	Second Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.4, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.v	Third Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.5, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.w	Form of Continuity Agreement between AGL Resources Inc. and certain executive officers (Exhibit 10.2, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2000).

10.1.x	Continuity Agreement dated August 28, 2000, by and between AGL Resources Inc. and Paula G. Rosput (Exhibit 10.1.x, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

10.1.y	Compensation Agreement dated September 27, 2000, by and between AGL Resources Inc. and Donald P. Weinstein (Exhibit 10.1.y, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

10.1.z

Separation Agreement dated November 10, 2000, in substantially the form entered into by and between AGL Resources Inc. and Michele H. Collins (Exhibit 10.1.z, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

10.1.aa	Employment Agreement dated June 19, 2001 by and between Richard J. Duszynski and AGL Services Company (Exhibit 10.1, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2001).

10.1.ab	First amendment to employee agreement by and between Richard J. Duszynski and AGL Services Company (Exhibit 10.7, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.ac	AGL Resources Inc. Officer Incentive Plan (Exhibit 10.2, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2001).

10.1.ad	AGL Resources Inc. Annual Team Performance Incentive Plan for fiscal 2001 (Exhibit 10.3, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2001).

10.1.ae	AGL Resources Inc. Annual Team Performance Incentive Plan for 2002 (Exhibit 10.2, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.af

AGL Resources Inc. Annual Team Performance Incentive Plan for 2002.  (Previously filed as Exhibit 10.2, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002; modified to correct typographical errors appearing in the Distribution Operation table appearing on page 6 specifically in the row entitled “Capital Expenditures”).

10.1.ag	Sequent Incentive Compensation Program (Exhibit 10.4, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2001).

10.1.ah	Offer of Employment dated April 16, 2001 by and between Susan A. McLaughlin and AGL Resources (Exhibit 10.5, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2001).

10.1.ai	Separation Agreement dated April 30, 2001 by and between Donald P. Weinstein and AGL Resources (Exhibit 10.6, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2001).

10.2	Guaranty Agreement effective November 1, 1998 between Atlanta Gas Light Company and AGL Resources Inc (Exhibit 10.68, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1999).

10.3

Indemnification Agreement entered into on January 15, 1999 between Piedmont Propane Company and AGL Resources Inc. (Exhibit 10.69, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1999).

10.4	Indemnification Agreement entered into on January 15, 1999 between Dynegy Inc. and AGL Resources Inc. (Exhibit 10.70, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1999).

10.5

Loan Agreement effective June 30, 1999 between SouthStar Energy Services, LLC, Georgia Natural Gas Company, Piedmont Energy Company, and Dynegy Hub Services Inc. (Exhibit 10.71, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1999).

10.6

Form of Commercial Paper Dealer Agreement between AGL Capital Corporation, as Issuer, AGL Resources Inc., as Guarantor, and the Dealers named therein, dated September 25, 2000. (Exhibit 10.79, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

10.7	Guarantee of AGL Resources Inc. dated October 5, 2000. (Exhibit 10.80, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

10.8

Issuing and Paying Agency Agreement dated September 25, 2000, between AGL Capital Corporation and The Bank of New York. (Exhibit 10.81, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

10.9

Master Management Services Agreement dated April 24, 2000, by and between Atlanta Gas Light Company and Environmental ThermoRetec Consulting Corporation. (Exhibit 10.1, AGL Resources Inc. 10-Q for the quarter ended June 30, 2000.) (Confidential treatment pursuant to 17 CFR Sections 200.80 (b) and 240.24b-2 has been granted regarding certain portions of this exhibit, which portions have been filed separately with the Commission.) (Exhibit 10.82, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

10.10

364 Day Credit Agreement dated August 8, 2002, by and between AGL Resources Inc, as Guarantor, AGL Capital Corporation, as Borrower, and the Lenders named therein (Exhibit 99.1, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.11

Three year Credit Agreement dated August 8, 2002, by and between AGL Resources Inc., as Guarantor, AGL Capital Corporation, as Borrower, and the Lenders named therein (Exhibit 99.2, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.12

Guarantee dated August 8, 2002, by and between AGL Resources Inc., the Guarantor, and SunTrust Bank, as Administrative Agent for the Lenders named in the 364 Day Credit Agreement dated August 8, 2002 by and between AGL Capital Corporation, as Borrower and the Lenders named therein (Exhibit 99.3, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.13

Guarantee dated August 8, 2002, by and between AGL Resources Inc., the Guarantor, and SunTrust Bank, as Administrative Agent for the Lenders named in the Three Year Credit Agreement dated August 8, 2002 by and between AGL Capital Corporation, as Borrower and the Lenders named therein (Exhibit 99.4, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.14	AGL Resources Inc. Executive Performance Incentive Plan dated February 2, 2002 (Exhibit 99.1, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2002).

12	Statements of reasonable computation of ratios.

13	Portions of the AGL Resources Inc. 2002 Annual Report to Shareholders

21	Subsidiaries of AGL Resources Inc.

23	Independent Auditors’ Consent

24	Powers of Attorney (included with Signature Page hereto).

(b)

Reports on Form 8-K

•

On October 18, 2002, AGL Resources furnished a Current Report on Form 8-K dated October 18, 2002, containing "Item 9 - Regulation FD Disclosure."

•

On November 7, 2002, AGL Resources furnished a Current Report on Form 8-K dated November 6, 2002, containing "Item 9 - Regulation FD Disclosure."

•

On November 7, 2002, AGL Resources furnished a Current Report on Form 8-K dated November 7, 2002, containing "Item 9 - Regulation FD Disclosure."

•

On December 23, 2002, AGL Resources filed a Current Report on Form 8-K dated December 23, 2002, containing “Item 5 – Other Events.”

(The remainder of this page was intentionally left blank.)

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2003.

AGL RESOURCES INC.

By: /s/ Paula G. Rosput

Paula G. Rosput

Chairman, President and Chief Executive Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENT,

that each person whose signature appears below constitutes and appoints Paula G. Rosput, Richard T. O’Brien and Paul R. Shlanta, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2002, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 3, 2003.

Signatures	Title
/s/ Paula G. Rosput	Chairman, President and Chief Executive Officer
Paula G. Rosput	(Principal Executive Officer) and Director

/s/ Richard T. O'Brien	Executive Vice President and Chief Financial Officer
Richard T. O'Brien	(Principal Accounting and Financial Officer)

/s/ Otis A. Brumby, Jr.	Director
Otis A. Brumby, Jr.

/s/ Robert S. Jepson, Jr.	Director
Robert S. Jepson, Jr.
/s/ Arthur E. Johnson	Director
Arthur E. Johnson

/s/ Wyck A. Knox, Jr. Wyck A. Knox, Jr.	Director

/s/ Dennis M. Love	Director
Dennis M. Love

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ D. Raymond Riddle	Director
D. Raymond Riddle

/s/ James A. Rubright	Director
James A. Rubright

/s/ Felker W. Ward, Jr.	Director
Felker W. Ward, Jr.

#

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and

Board of Directors of AGL Resources Inc.:

We have audited the consolidated balance sheets of AGL Resources Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and September 30, 2001 and the related statements of consolidated income, common stockholders' equity, and cash flows for the years ended December 31, 2002, September 30, 2001 and September 30, 2000, and the three months ended December 31, 2001 and have issued our report thereon dated January 27, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph referring to the Company’s change in 2002 in its accounting method for energy trading contracts); such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the financial statement schedule of the Company, listed in Item 15 (a) 2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

January 27, 2003

#

Schedule II

AGL Resources Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNT - ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND THE THREE MONTHS ENDED DECEMBER 31, 2001.

In millions
Balance at September 30, 1999	$4.3
Provisions charged to income in fiscal 2000	6.0
Accounts written off as uncollectible, net in fiscal 2000	(2.0)
Balance at September 30, 2000	$8.3
Provisions charged to income in fiscal 2001	10.1
Accounts written off as uncollectible, net in fiscal 2001	(5.0)
Balance at September 30, 2001	$13.4
Provisions charged to income in the transition period	4.7
Accounts written off as uncollectible, net in the transition period	(10.9)
Balance at December 31, 2001	$7.2
Provisions charged to income in calendar 2002	2.6
Accounts written off as uncollectible, net in calendar 2002	(7.5)
Balance at December 31, 2002	$2.3

#

CERTIFICATIONS

I, Paula G. Rosput, certify that:

1.	I have reviewed this annual report on Form 10-K of AGL Resources Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Paula G. Rosput
Chairman, President and Chief Executive Officer

#

I, Richard T. O'Brien, certify that:

1.	I have reviewed this annual report on Form 10-K of AGL Resources Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Richard T. O'Brien
Executive Vice President and Chief Financial Officer

#