Form 10-Q
period 2003-03-31
AGL RESOURCES INC
filed 2003-04-22
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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
(Address and zip code of principal executive offices)
(Zip Code)

404-584-9470
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $5.00 Par Value, Shares Outstanding at March 31, 2003: 63,342,854

#

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2003

TABLE OF CONTENTS

Item Number		Page
	PART I - FINANCIAL INFORMATION

1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Income	6
	Condensed Consolidated Statements of Common Shareholders’ Equity	7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
3	Quantitative and Qualitative Disclosure About Market Risk	43
4	Controls and Procedures	47

	PART II - OTHER INFORMATION

1	Legal Proceedings	48
2	Changes in Securities and Use of Proceeds	48
3	Defaults Upon Senior Securities	48
4	Submission of Matters to a Vote of Security Holders	48
5	Other Information	48
6	Exhibits and Reports on Form 8-K	49

	SIGNATURE	50

	CERTIFICATIONS	51

#

GLOSSARY OF KEY TERMS AND REFERENCED ACCOUNTING STANDARDS

ABO	Accumulated benefit obligation
AGLC	Atlanta Gas Light Company
AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
AGL Resources	AGL Resources Inc. and its subsidiaries
AGSC	AGL Services Company
Calendar 2002	The 12 months ended December 31, 2002
CGC	Chattanooga Gas Company
Corporate	Nonoperating segment, which includes AGSC and AGL Capital
Credit Facility	Credit agreements supporting AGL Resources' commercial paper program
Distribution operations	Segment that includes AGLC, VNG and CGC
EBIT

A non-GAAP measure of Earnings Before Interest and Taxes - includes other income; as an indicator of AGL Resources’ operating performance, EBIT should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP

EITF	Emerging Issues Task Force
Energy investments	Segment that includes AGL Resources’ investment in SouthStar, US Propane (and its investment in Heritage), AGL Networks and certain other companies
ERC	Environmental response cost
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
First Quarter 2003	The three months ended March 31, 2003
First Quarter 2002	The three months ended March 31, 2002
GAAP	Accounting principles generally accepted in the United States of America
GPSC	Georgia Public Service Commission
Heritage	Heritage Propane Partners, L.P.
LIBOR	London Interbank Offered Rate
Marketers	GPSC-certificated marketers selling retail natural gas in Georgia
MGP	Manufactured gas plants
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
Owners

Collectively, the owners of SouthStar, an equity interest investment in which a subsidiary of AGL Resources is currently a 70% owner and a subsidiary of Piedmont Natural Gas Company is a 30% owner.  Prior to March 11, 2003 Owners included the subsidiary of AGL Resources as a 50% owner, Piedmont Natural Gas Company as a 30 % owner and Dynegy Holdings Inc. as a 20% owner, respectively.

PBR	Performance-based regulation plan
PRP	Pipeline replacement program
PUHCA	Public Utility Holding Company Act of 1935, as amended
RMC	Management’s Risk Management Committee
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, LP
SFAS	Statement of Financial Accounting Standards
SFV	Straight fixed variable rate design, which spreads AGLC's delivery service revenue evenly throughout the year
SouthStar	SouthStar Energy Services, LLC
TRA	Tennessee Regulatory Authority
Trust preferred securities	Subsidiaries’ obligated mandatorily redeemable preferred securities
USF	Universal Service Fund
US Propane	US Propane, LLC
VaR	Value at risk
VNG	Virginia Natural Gas, Inc.
VSCC	Virginia State Corporation Commission
Wholesale services	Segment that consists primarily of Sequent
WNA	Weather normalization adjustment
APB 25	Accounting Principles Board of Opinion No. 25, “Accounting for Stock Issued to Employees”
EITF 96-16	EITF Issue No. 96-16, “Debtor's Accounting for a Substantive Modification and Exchange of Debt Instruments”
EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”
EITF 00-11

EITF Issue No. 00-11, “Lessors' Evaluation of Whether Leases of Certain Integral Equipment Meet the

Ownership Transfer Requirements of FASB Statement No. 13, Accounting for Leases, for Leases of Real Estate”

EITF 02-03	EITF Issue No. 02-03 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”
FIN 44	FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”
FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”
FIN 46	FASB Interpretation No. 46 , “Consolidation of Variable Interest Entities”
FAS 5	SFAS No. 5, “Accounting for Contingencies”
FAS 66	SFAS No. 66, “Accounting for Sales of Real Estate”
FAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
FAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”
FAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
FAS 143	SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”
FAS 148	SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”
SOP 78-9	Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”

#

Item 1. Financial Statements

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In millions	March 31, 2003	December 31, 2002
Current assets
Cash and cash equivalents	$23.0	$8.4
Receivables
Energy marketing	468.7	240.2
Gas	96.3	85.7
Other	14.0	28.1
Less allowance for uncollectible accounts	(3.8)	(2.3)
Total receivables	575.2	351.7
Inventories	60.3	118.2
Energy marketing and risk management assets	16.0	24.7
Unrecovered ERC – current	23.1	21.8
Unrecovered PRP costs – current	17.1	15.0
Unrecovered seasonal rates	-	9.3
Other current assets	5.8	37.3
Total current assets	720.5	586.4
Property, plant and equipment
Property, plant and equipment	3,353.2	3,323.2
Less accumulated depreciation	1,146.0	1,129.0
Property, plant and equipment-net	2,207.2	2,194.2
Deferred debits and other assets
Unrecovered PRP costs	491.4	499.3
Goodwill	176.2	176.2
Unrecovered ERC	163.5	173.3
Investments in equity interests	104.9	74.8
Unrecovered postretirement benefit costs	10.8	10.9
Other	17.9	26.9
Total deferred debits and other assets	964.7	961.4
Total assets	$3,892.4	$3,742.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

#

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In millions	March 31, 2003	December 31, 2002
Current liabilities
Payables	$575.9	$341.8
Short-term debt	136.8	388.6
Accrued expenses	56.7	58.2
Accrued PRP costs – current	50.0	50.0
Accrued ERC – current	45.9	41.3
Current portion of long-term debt	30.0	30.0
Deferred seasonal rates	23.8	-
Energy marketing and risk management liabilities	12.3	17.9
Other current liabilities	68.4	88.0
Total current liabilities	999.8	1,015.8
Accumulated deferred income taxes	337.5	320.0
Long-term liabilities
Accrued PRP costs	436.2	444.0
Accrued pension obligations	66.5	72.7
Accrued postretirement benefit costs	51.0	49.2
Accrued ERC	50.9	63.7
Total long-term liabilities	604.6	629.6
Deferred credits	71.7	72.3
Capitalization
Senior and medium-term notes	765.6	767.0
Mandatorily redeemable preferred securities	227.3	227.2
Total long-term debt	992.9	994.2
Common shareholders’ equity, $5 par value, shares issued of 64.2 million at March 31, 2003 and 57.8 million at December 31, 2002	885.9	710.1
Total capitalization	1,878.8	1,704.3
Total liabilities and capitalization	$3,892.4	$3,742.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

#

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	First Quarter	First Quarter
In millions, except per share amounts	2003	2002
Operating revenues	$351.4	$269.3
Cost of sales	148.6	97.1
Operating margin	202.8	172.2
Operating expenses
Operation and maintenance expenses	72.2	70.2
Depreciation and amortization	22.3	23.1
Taxes other than income	7.9	7.5
Total operating expenses	102.4	100.8
Operating income	100.4	71.4
Other income	17.1	28.9
Interest expense and preferred stock dividends	(19.8)	(22.7)
Earnings before income taxes	97.7	77.6
Income taxes	38.1	27.5
Income before cumulative effect of change in accounting principle	59.6	50.1
Cumulative effect of change in accounting principle, net of taxes	(7.8)	-
Net income	$51.8	$50.1
Basic earnings per common share
Income before cumulative effect of change in accounting principle	$0.99	$0.90
Cumulative effect of change in accounting principle	(0.13)	-
Basic	$0.86	$0.90
Diluted earnings per common share
Income before cumulative effect of change in accounting principle	$0.98	$0.89
Cumulative effect of change in accounting principle	(0.13)	-
Diluted	$0.85	$0.89
Weighted-average number of common shares outstanding
Basic	60.3	55.7
Diluted	60.7	56.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

#

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

In millions, except per share amounts	Common shares	Premium on common shares	Earnings reinvested	Other comprehensive income	Shares held in treasury and trust	Total
Balance as of December 31, 2002	$289.0	$209.8	$279.8	($49.2)	($19.3)	$710.1
Comprehensive income:
Net income	-	-	51.8	-	-	51.8
Total comprehensive income						51.8
Dividends on common shares ($0.27 per share)	-	-	(16.2)	-	-	(16.2)
Issuance of common shares	32.2	104.5	-	-	-	136.7
Benefit, stock compensation, dividend reinvestment and share purchase plans	-	0.3	-	-	3.2	3.5
Balance as of March 31, 2003	$321.2	$314.6	$315.4	($49.2)	($16.1)	$885.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

#

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	First Quarter	First Quarter
In millions	2003	2002
Cash flows from operating activities
Net income	$51.8	$50.1
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	22.3	23.1
Cumulative effect of accounting change	12.6	-
Deferred income taxes	17.5	25.6
Earnings in equity investments	(15.9)	(26.3)
Other	(0.3)	(2.6)
Changes in certain assets and liabilities
Payables	234.1	55.8
Inventories	57.9	55.4
Deferred seasonal rates	33.1	32.8
Receivables	(223.5)	(45.5)
Energy marketing and risk management, net	(9.6)	2.3
Other	8.1	(9.0)
Net cash flow provided by operating activities	188.1	161.7
Cash flows from investing activities
Property, plant and equipment expenditures	(36.2)	(47.1)
Investment in equity interests	(20.0)	-
Cash received from equity investments	5.8	3.3
Other	5.2	(0.2)
Net cash flow used in investing activities	(45.2)	(44.0)
Cash flows from financing activities
Payments and borrowings of short-term debt, net	(251.8)	(117.8)
Dividends paid on common shares	(16.5)	(13.0)
Equity offering	136.7	-
Sale of treasury shares	3.2	5.7
Other	0.1	0.4
Net cash flow used in financing activities	(128.3)	(124.7)
Net increase (decrease) in cash and cash equivalents	14.6	(7.0)
Cash and cash equivalents at beginning of period	8.4	7.3
Cash and cash equivalents at end of period	$23.0	$0.3
Cash paid during the period for
Interest	$13.6	$18.4
Income taxes	$0.3	$8.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

#

AGL RESOURCES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business and Significant Accounting Policies

Distribution Operations

Distribution operations includes the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: AGLC, VNG and CGC. AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes and sells natural gas in southeastern Virginia. CGC distributes and sells natural gas in the Chattanooga area of Tennessee. The GPSC regulates AGLC; the VSCC regulates VNG; and the TRA regulates CGC, with respect to rates, maintenance of accounting records and various other service and safety matters.

Wholesale Services

Wholesale services includes the results of operations and financial condition of Sequent, AGL Resources' asset optimization, gas supply services, and wholesale marketing and risk management subsidiary. Asset optimization focuses on capturing the value from idle or underutilized natural gas assets, typically by participating in transactions that balance the needs of varying markets and time horizons. Such assets include rights to pipeline capacity, underground storage, and natural gas peaking services and facilities. Sequent aggregates gas from other marketers and producers and sells it to third parties. In addition, Sequent bundles commodity with transportation and storage service and redelivers short and long-term transported commodity.

Although Sequent is a nonregulated business, under varying agreements and practices, Sequent acts as asset manager for AGL Resources' regulated utilities. In its capacity as asset manager, Sequent captures value from idle or underutilized assets of the utilities by arbitraging pricing differentials across different locations and over time. The VSCC has approved an asset management agreement, which provides for a sharing of profits between Sequent and VNG's customers.  Sequent and CGC have an agreement whereby Sequent pays CGC's ratepayers an annual fee for the right to act as CGC's asset manager.  Sequent also operates as asset manager for AGLC.  By statute, earnings from capacity release transactions are required to be shared 90% with Georgia's USF.  By GPSC order, net margin earned by Sequent, for transactions involving AGLC assets other than capacity release, are required to be shared equally with Georgia's USF.

Energy Investments

Energy investments include AGL Resources' investments in SouthStar, US Propane and the results of operations and financial condition of AGL Networks.

SouthStar was formed in 1998 by subsidiaries of AGL Resources, Piedmont Natural Gas Company and Dynegy Inc. to market natural gas and related services to retail customers, principally in Georgia. SouthStar, operating under the trade name Georgia Natural Gas, is the largest retail marketer of natural gas in Georgia with a market share of 38%. Until March 2003, AGL Resources’ subsidiary owned a 50% interest, Piedmont’s subsidiary owned 30% interest and Dynegy’s subsidiary owned the remaining 20% interest in SouthStar.

On January 24, 2003, AGL Resources announced that its wholly-owned subsidiary, Georgia Natural Gas Company, had reached an agreement to purchase Dynegy Inc.’s 20% ownership interest of SouthStar. The purchase agreement enumerated a number of conditions to the completion of the transaction, all of which were substantially fulfilled or waived by February 18, 2003. The transaction closed March 11, 2003 and has an effective date for accounting purposes of February 18, 2003. Upon closing, AGL Resources’ subsidiary, Georgia Natural Gas Company, owned a non-controlling, 70% financial interest in SouthStar and a subsidiary of Piedmont Natural Gas Company owned the remaining 30% interest.  Although AGL Resources owns 70% of SouthStar, it does not have a controlling interest as most matters of significance require the unanimous vote of both Owners’ representatives to the governing board of SouthStar. The purchase agreement provided, among other things, that Dynegy Marketing and Trade would no longer provide asset management and gas procurement and supply services for SouthStar. This relationship was terminated on January 31, 2003. As of that date, SouthStar assumed the asset manager role. Additionally, as part of the agreement to purchase the Owners agreed to dismiss all of the outstanding litigation related to these relationships.

US Propane owns all the general partnership interests directly or indirectly and approximately 28% or 4.6 million common units of the limited partnership interests in Heritage (NYSE: HPG), a publicly traded marketer of propane. Heritage is the fourth largest retail marketer of propane in the United States, delivering approximately 350 million gallons per year to approximately 650,000 customers in 29 states. AGL Resources owns 22.36% of the limited partnership interests in US Propane and 22.36% of the limited liability company that serves as US Propane's general partner. The other limited partners are subsidiaries of TECO Energy, Inc., Piedmont Natural Gas Company, and Atmos Energy Corporation. These other companies also are owners of US Propane's general partner.  Heritage competes with electricity, natural gas and fuel oil providers, as well as with other companies in the retail propane distribution business. The propane business, like the natural gas business, is seasonal, with weather conditions significantly affecting demand.

AGL Networks a wholly owned subsidiary of AGL Resources serves the demand for high-speed network capacity in metropolitan areas within the United States. Under a certificate of authority from the GPSC, AGL Networks owns and operates a 175 mile fiber network and provides last-mile conduit and dark fiber infrastructure solutions to a variety of customers in metro Atlanta, including local, regional and national telecommunications companies; wireless service providers; educational institutions; and other commercial entities.  Additionally, AGL Networks owns and operates a 60 mile fiber network in Phoenix, serving the central business district, midtown and the airport areas.  Conduit and dark fiber is typically provided to these customers under lease arrangements with term lengths that vary from 3 to 20 years. In addition to conduit and dark fiber leasing, AGL Networks provides turnkey telecommunications network construction services. AGL Networks has also entered into back-to-back lease or fiber exchange arrangements in St. Louis, Missouri, Kansas City, Missouri and Richmond, Virginia,  under which AGL Networks has contracted for last mile dark fiber on behalf of a customer. These arrangements are dedicated to the customer and AGL Networks is fully compensated for the costs of such arrangements.

Corporate

Corporate includes the results of operations and financial condition of AGL Resources' nonoperating business units, principally AGSC and AGL Capital. AGSC is a service company established in accordance with PUHCA. AGL Capital provides for the ongoing financing needs of AGL Resources through a commercial paper program, the issuance of various debt and hybrid securities, and other financing arrangements. All operating expenses and interest costs associated with AGSC and AGL Capital are allocated to the operating segments in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for a complete set of financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the interim periods presented. All such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and notes thereto contained in AGL Resources Inc.'s Annual Report on Form 10-K filed with the SEC on March 19, 2003. For a glossary of key terms and referenced accounting standards, see the glossary included in this filing on page three prior to the Condensed Consolidated Balance Sheets. The results of operations for the first quarter 2003 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2003.

#

Wholesale Services

Wholesale services’ revenues are recorded when physical sales of natural gas and natural gas storage volumes are delivered to the specified delivery point based on contracted prices.   Revenues from commodities sold as part of wholesale services’ trading and derivative activities that are not designated as hedges are reflected net of the cost of these sales.  Derivative transactions are recorded at their fair value.

In calendar 2002 certain of the physical transactions, primarily pertaining to wholesale services storage transactions, were reflected at fair value with unrealized gains and/or losses reflected in earnings each reporting period pursuant to EITF Issue No. 98-10.  Effective January 1, 2003, wholesale services adopted consensus two of EITF  02-03 and began reflecting these transactions in the financial statements on an accrual basis unless such transactions  that met the definition of a derivative.  See a discussion pertaining to EITF 02-03 below under Risk Management.

Risk Management

AGL Capital is a party to interest rate swap transactions (Swaps) in the aggregate amount of $175.0 million of which $100.0 million were executed as a hedge against the fair value of the 7.125% Senior Notes due 2011 and $75.0 million were executed as a hedge against the fair value of AGL Capital Trust II's 8% Trust Preferred Securities due 2041.

Pursuant to the Swaps on the Senior Notes, AGL Capital receives future interest rate payments on $100.0 million at an annual 7.125% interest rate, and pays floating interest rates on $100.0 million. AGL Capital pays floating interest each January 14 and July 14 at six-month LIBOR plus 3.4%. At March 31, 2003, the rate was 4.7%. The expiration date of these Swaps is January 14, 2011, unless terminated earlier.

Pursuant to the Swaps on the AGL Capital Trust II’s Trust Preferred Securities, AGL Capital receives future interest rate payments on $75.0 million at an annual 8% interest rate, and pays floating interest rates on $75.0 million. AGL Capital pays floating interest rates each February 15, May 15, August 15 and November 15 at three-month LIBOR plus 1.315%. At March 31, 2003, the rate was 2.7%. The expiration date of these Swaps is May 15, 2041, unless terminated earlier or called.

Each quarter, under hedge accounting treatment, AGL Capital records a “long-term asset or liability” and a corresponding adjustment to “senior and medium-term notes” and “trust preferred securities” to reflect the assessed change in fair value of the Swaps to AGL Capital with any ineffective portion charged to earnings. The Swaps’ fair value changes as interest rates change from those that were in effect on the original settlement date. The fair value of these Swaps at March 31, 2003 and December 31, 2002, was $4.5 million and $6.1 million, respectively.

#

AGL Resources’ price risk management activities involve the use of a variety of derivative financial instruments and physical transactions, including the following:

•

Forward contracts,

•

Futures contracts,

•

Option contracts,

•

Price and Basis swaps and

•

Storage and transportation capacity transactions

During 2002, wholesale services accounted for transactions in connection with energy marketing and risk management activities under the fair value, or mark-to-market method of accounting, in accordance with FAS 133 and EITF 98-10, respectively.  Under these methods, energy commodity contracts, including both physical transactions and financial instruments were recorded at fair value, with unrealized gains and/or losses reflected in earnings in the period of change.

Effective January 1, 2003, AGL Resources adopted consensus two of EITF 02-03.  EITF 02-03 rescinded EITF 98-10 and reached two general conclusions:

•

Contracts that do not meet the definition of a derivative under FAS 133 should not be marked to fair market value, and

•

Revenues should be shown in the income statement net of costs associated with trading activities, whether or not the trades are physically settled.

As a result of AGL Resources’ adoption of EITF 02-03, it adjusted the carrying value of its non-derivative trading instruments (principally its storage capacity contracts) to zero and now accounts for them using the accrual method of accounting.

As a result of AGL Resources’ adoption of EITF 02-03, AGL Resources recorded a cumulative effect of a change in accounting principle in its condensed consolidated income statement of $12.6 million ($7.8 million net of taxes) this resulted in a decrease of $12.6 million to energy marketing and risk management assets and a decrease to accumulated deferred income taxes of $4.8 million in the accompanying condensed consolidated balance sheets.  AGL Resources also began to report its trading activity on a net basis (revenues net of costs) effective July 1, 2002 pursuant to consensus one of EITF 02-03.  AGL Resources applied this guidance to all prior periods, which had no impact on previously reported net income or shareholders’ equity.  AGL Resources’ revenues and costs as a result of the adoption of EITF 02-03 are revised as follows:

In millions	First Quarter 2003	First Quarter 2002
Gross operating revenues	$1,502.6	$510.2
Less costs reclassified	1,151.2	240.9
Net operating revenues reported	$351.4	$269.3

AGL Resources accounts for its derivative instruments under FAS 133.  Under FAS 133, all derivatives are reflected in its balance sheet at their fair value as price risk management activities.  AGL Resources classifies its price risk management activities as either current or non-current assets or liabilities based on the anticipated settlement date.

The maturities of these derivative financial instruments are less than one year and represent purchases (long) of 231.5 billion cubic feet and sales (short) of 181.9 billion cubic feet. Excluding the effects of EITF 98-10, during the first quarter 2003 and first quarter 2002, AGL Resources recorded unrealized gains of $9.5 million, excluding the cumulative effect of change in accounting principle and $0.6 million, respectively, related to derivative instruments as a result of energy marketing and risk management activities.

#

The fair values and average values of Sequent's energy marketing and risk management assets and liabilities as of March 31, 2003 are included in the following table. The average values are based on a monthly average for the first quarter 2003.

	Energy Marketing and Risk Management Assets		Energy Marketing and Risk Management Liabilities
In millions	Average Value	Value at March 31, 2003	Average Value	Value at March 31, 2003
Natural gas contracts	$13.8	$16.0	$19.9	$12.3

Concentration of credit risk

Concentration of credit risk occurs at AGLC, where costs for distribution operations are charged out and collected from Marketers and poolers. For the first quarter 2003, the four largest Marketers based on customer count, one of which is AGL Resources’ partially owned affiliate, accounted for approximately 47.3% of AGL Resources' and 56.0% of distribution operations' operating margin.

Sequent, serving marketer, utility and industrial customers, also has a concentration of credit risk measured by 60-day receivable exposure. By this measure, Sequent’s top 20 counterparties represent approximately 80% of the total exposure of $292 million. The average credit rating of counterparties to which Sequent has exposure is BBB/Baa2.

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued FAS 143, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be recognized as an obligation of AGL Resources and capitalized as part of the related long-lived asset. AGL Resources adopted FAS 143 on January 1, 2003, and it did not have a material impact on AGL Resources’ financial position or results of operations because no legally enforceable retirement obligations were identifiable and measurable.

AGL Resources’ regulated entities currently accrue removal costs in accordance with rates approved by their regulators on many regulated, long-lived assets through depreciation expense, with a corresponding charge to accumulated depreciation, as allowed by its state jurisdictions.  As of March 31, 2003, accumulated removal costs o of $103.3 million are included in AGL Resources’ total accumulated depreciation.

Stock-based Compensation

In December 2002, the FASB issued FAS 148. This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

The transition guidance and annual disclosure provisions of FAS 148 were effective for fiscal years ending after December 15, 2002. As of December 31, 2002, AGL Resources adopted FAS 148 through continued application of the intrinsic value method of accounting under APB 25, and enhanced financial statement disclosures of the effect on net income and earnings per share if fair value provisions of FAS 148 had been applied.

AGL Resources has several stock-based employee compensation plans and accounts for these plans under the recognition and measurement principles of APB 25 and related interpretations. For stock option plans, generally no stock-based employee compensation cost is reflected in net income, as options for those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, if the terms of the option granted are modified subsequent to the grant date, AGL Resources re-measures the intrinsic value of the options and records compensation expense in accordance with FIN 44 if the market value of the underlying stock at the modification date is greater than the market value of the underlying stock at the original measurement date or grant date. The following table illustrates the effect on net income and earnings per share if AGL Resources had applied the fair value recognition provisions of FAS 123.

In millions, except per share amounts	First Quarter 2003	First Quarter 2002
Net income, as reported	$51.8	$50.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	0.1	1.4
Pro forma net income	$51.7	$48.7

Earnings per share:
Basic-as reported	$0.86	$0.90
Basic-pro forma	$0.86	$0.87

Diluted-as reported	$0.85	$0.89
Diluted-pro forma	$0.85	$0.87

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income. For AGL Resources, such items consist primarily of unrealized gains and losses on certain derivatives and minimum pension liability adjustments. At March 31, 2003 and March 31, 2002, total comprehensive income was equal to net income.

Earnings per common share

Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding daily. Diluted earnings per common share reflect the potential dilution that could occur when potential common shares are added to common shares outstanding. Diluted earnings per common share are calculated quarterly and the number of incremental shares to be included at year-end is the weighted average of each quarterly calculation.

AGL Resources' potential common shares were derived from performance units whose future issuance is contingent upon the satisfaction of certain performance criteria and stock options whose exercise prices were less than the average market price of the common shares for the respective periods.

Denominator for Earnings per share (in millions)	First Quarter 2003	First Quarter 2002
Denominator for basic earnings per share
(daily weighted-average shares outstanding)	60.3	55.7
Assumed exercise of potential common shares	0.4	0.3
Denominator for diluted earnings per share	60.7	56.0

#

Common Shareholders’ Equity

On February 14, 2003, AGL Resources announced the completion of its public offering of 6.4 million shares of its common stock, including the exercise of the entire over-allotment option. This offering was made under AGL Resources’ existing shelf registration statement. The offering was priced at $22.00 per share, and generated net proceeds of approximately $136.7 million, which were used to repay outstanding short-term debt and for general corporate purposes.

The following table provides details of AGL Resources’ authorized, issued and outstanding common stock as of December 31, 2002 and March 31, 2003 and the common shares issued during the first quarter 2003:

Shares in millions	As of December 31, 2002	First Quarter 2003	As of March 31, 2003
Authorized	750.0	-	750.0
Issued	57.8	6.4	64.2
Treasury shares	(1.1)	0.2	(0.9)
Outstanding	56.7	6.6	63.3

The following table depicts the shares of common stock issued from the equity offering and out of treasury shares and the average market price, under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Directors Plan.

In millions, except average market prices	First Quarter 2003	First Quarter 2002

Equity offering	6.4	-
Issuance of treasury shares	0.2	0.3
Total common shares issued	6.6	0.3
Average market price of issuances	$22.00	$22.33

Other income

Other income consists of the following:

In millions	First Quarter 2003	First Quarter 2002
Equity in SouthStar’s earnings	$14.4	$25.8
Equity in US Propane’s earnings	1.5	0.5
Regulatory carrying costs	0.5	2.1
Allowance for funds used during construction	0.4	0.6
All other – net	0.3	(0.1)
Total other income	$17.1	$28.9

Recent Accounting Developments

In January 2003, the FASB released FIN 46, which separates unconsolidated entities, including special purpose entities, investments in equity interests and partnerships, into two categories:

•

entities for which the consolidation decision should be based on voting interests and therefore are subject to SOP 78-9 and EITF 96-16

•

entities for which the consolidation decision should be based on variable interests and therefore are subject to FIN 46

All companies whose unconsolidated entities are subject to FIN 46 and are issuing financial statements on or after January 31, 2003 are required to disclose the nature, purpose, size and activities and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity. AGL Resources has determined that its consolidation decision should be based on voting interests and therefore will continue to use SOP 78-9 and EITF 96-16 in reporting its investments in equity interests in SouthStar and US Propane.

#

2. Regulatory Assets and Liabilities

AGL Resources has recorded assets and liabilities in its condensed consolidated balance sheets in accordance with FAS 71. These assets are recoverable either through a rate rider or through base rates specifically authorized by a state commission. Certain assets have associated liabilities that are disclosed here. AGL Resources' regulatory assets and liabilities are summarized in the following table:

In millions	March 31, 2003	December 31, 2002
Regulatory assets
Unrecovered PRP costs – long-term	$491.4	$499.3
Unrecovered PRP costs – current	17.1	15.0
Unrecovered ERC – long-term	163.5	173.3
Unrecovered ERC – current	23.1	21.8
Unrecovered postretirement benefit costs	10.8	10.9
Unrecovered seasonal rates	-	9.3
Deferred purchased gas adjustment	1.3	7.6
Other	1.7	2.7
Total	$708.9	$739.9
Regulatory liabilities
Unamortized investment tax credit	$19.9	$20.2
Deferred seasonal rates	23.8	-
Deferred purchased gas adjustment	15.7	18.0
Regulatory tax liability	13.0	13.5
Other	0.5	1.0
Total regulatory liabilities	72.9	52.7
Associated liabilities
PRP costs – current	50.0	50.0
ERC – current	45.9	41.3
PRP costs – long-term	436.2	444.0
ERC – long-term	50.9	63.7
Total associated liabilities	583.0	599.0
Net regulatory and associated liabilities	$655.9	$651.7

Pipeline Replacement

AGLC has recorded a long-term liability of $436.2 million and $444.0 million as of March 31, 2003 and December 31, 2002, respectively, which represents engineering estimates for remaining capital expenditure costs in the PRP.  The PRP represents an approved settlement between AGLC and the staff of the GPSC that detailed a 10-year replacement of 2,300 miles of cast iron and bare steel pipe. The costs are recoverable through a combination of SFV rates and a pipeline replacement revenue rider. As of March 31, 2003, AGLC had recorded a current liability of $50.0 million representing the expected expenditures of the program for the next 12 months.

Environmental Matters

Before natural gas was widely available in the Southeast, AGLC and predecessor companies manufactured gas from coal and other fuels. Those manufacturing facilities were known as MGPs, which AGLC ceased operating in the 1950’s. Because of contemporary environmental standards, AGLC is required to investigate possible environmental contamination at those plants and, if necessary, clean up any contamination.

AGLC has been associated with ten MGP sites in Georgia and three in Florida. Based on investigations to date, AGLC believes that some cleanup is likely at most of the sites. In Georgia, the investigation and cleanup of MGP sites is supervised by the state Environmental Protection Division. In Florida, the U.S. Environmental Protection Agency has that responsibility.

#

As of March 31, 2003, the remediation program was approximately 63% complete. The soil remediation for all of the Georgia sites is targeted to be complete by January 2005. The sites in Sanford, FL, and Orlando, FL are currently in the preliminary investigation or engineering design phase. Additionally, one Macon, GA site is non-active because the site currently meets an acceptable standard for non-residential commercial property.

AGLC has historically reported estimates of future remediation costs for MGPs based on probabilistic models of potential costs. As cleanup options and plans mature and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. These estimates contain various engineering uncertainties, and AGLC continuously attempts to refine and update these engineering estimates. In addition, AGLC continues to review technologies available for the cleanup of AGLC’s two largest sites, Savannah and Augusta, which, if proven, could have the effect of reducing AGLC’s total future expenditures. As of December 31, 2002, projected costs associated with AGLC’s engineering estimates and in-place contracts are $89.5 million. For those remaining elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available future cost estimates. For these elements the remaining cost of future actions at the MGP sites is $10.5 million to $28.7 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Finally, AGLC has estimates of certain other costs paid directly by AGLC related to administering the MGP program. Through January 2005, those costs are estimated to be $2.5 million; expenses beyond this period generally cannot be estimated at this time. Consequently, as of March 31, 2003, AGLC has recorded the sum of $89.5 million plus the lower end of the remaining range, $10.5 million and the direct pay expenses of $2.5 million, less the cash payments made during the first quarter of calendar 2003 of $5.7 million, or a total of $96.8 million, as a liability, and a corresponding regulatory asset of an equal amount. The liability does not include other potential expenses, such as unasserted property damage claims, personal injury or natural resource damage claims, unbudgeted legal expenses, or other costs for which AGLC may be held liable but with respect to which the amount cannot be reasonably estimated. The liability also does not include certain potential cost savings as described above.

The decrease in the liability from $105.0 million reported at December 31, 2002 to $96.8 million at March 31, 2003 is the result of expenditures paid for cleanup for the various sites, $5.7 million for the first quarter 2003, plus a net decrease in projected future costs. AGLC has two ways of recovering investigation and cleanup costs. First, the GPSC has approved an ERC recovery rider. It allows the recovery of costs of investigation, testing, cleanup and litigation. Because of that rider, AGLC has recorded a regulatory asset for actual and projected future costs related to investigation and cleanup, to be recovered from customers in future years. During the first quarter 2003, AGLC recovered $5.5 million through its ERC recovery rider. The second way AGLC can recover costs is by exercising the legal rights AGLC believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of the MGP sites. There were no material recoveries from potentially responsible parties during the first quarter 2003.

The significant years for spending for this program are 2002, 2003 and 2004. The ERC recovery mechanism allows for recovery of expenditures over the five-year period subsequent to the period in which the expenditures were incurred. As of March 31, 2003, the MGP expenditures expected to be incurred over the next twelve months are reflected as a current liability of $45.9 million. In addition, AGLC expects to collect $23.1 million in revenues over the next twelve months under the ERC recovery rider, which is reflected as a current asset.

#

3. Financing

		As of
		March 31,	December 31,
Dollars in millions	Year(s) Due	2003	2002
Short-term debt:
Commercial paper program, interest rates of 1.4% and 1.8%, respectively (1)	2003	$136.0	$388.6
Current portion of long-term debt-interest rate of 5.9%	2003	30.0	30.0
Sequent line of credit - interest rate of 1.9% at March 31, 2003 (2)	2003	0.8	-
Total short-term debt		$166.8	$418.6
Long-term debt-net of current maturities:
Medium-term debt:
Series A-interest rate of 9.10%	2021	$30.0	$30.0
Series B-interest rates from 7.35% to 8.70%	2005-2023	167.0	167.0
Series C-interest rates from 5.90% to 7.30%	2004-2027	270.0	270.0
Senior notes-interest rate of 7.125%	2011	300.0	300.0
AGL Capital Interest Rate Swaps due January 14, 2011	2011	(1.4)	-
Total medium-term and senior notes		$765.6	$767.0
Trust Preferred Securities:
AGL Capital Trust I- 8.17% due June 1, 2037	2037	$74.3	$74.3
AGL Capital Trust II- 8.0% due May 15, 2041	2041	147.1	146.8
AGL Capital Interest Rate Swaps due May 15, 2041	2041	5.9	6.1
Total trust preferred securities		$227.3	$227.2
Total long-term debt		$992.9	$994.2

Total short-term and long-term debt		$1,159.7	$1,412.8

(1)

The weighted average rate was 1.6% and 2.2% for the first quarter 2003 and calendar 2002, respectively.

(2)

The weighted average rate was 1.7% and 2.2% for the first quarter 2003 and calendar 2002, respectively.

4. Commitments and Contingencies

The following table illustrates AGL Resources' expected future contractual cash obligations as of March 31, 2003.

	Payments Due by Period
In millions	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$795.6	$30.0	$75.5	$10.0	$680.1
PRP (1)	486.2	50.0	153.2	162.6	120.4
Pipeline, storage capacity and gas supply (1)	279.5	74.4	169.1	36.0	-
Trust preferred securities (2)	227.3	-	-	-	227.3
Short-term debt	136.8	136.8	-	-	-
Operating leases	119.5	14.6	48.8	18.9	37.2
ERC (1)	96.8	45.9	33.7	2.5	14.7
Total	$2,141.7	$351.7	$480.3	$230.0	$1,079.7
(1) Distribution operations expenditures recoverable through rate rider mechanisms. (2) Callable in 2006 and 2007.

#

In January 2003, the FASB released FIN 45. For many of the guarantees or indemnification agreements AGL Resources issues, FIN 45 requires disclosure of the nature of the guarantee and the maximum potential amount of future payments that could be required of the guarantor. The table below illustrates the other expected commercial commitments that are outstanding as of March 31, 2003 and met the disclosure criteria required by FIN 45.

	Amounts of Commitment Expiration per Period
In millions	Total Amounts Committed	Less than 1 year	2-3 years	4-5 years	After 5 years
Lines of credit	$515.0	$215.0	$300.0	$-	$-
Guarantees (1) (2)	356.5	356.5	-	-	-
Standby letters of credit, performance/ surety bonds	2.3	2.3	-	-	-
Total other commercial commitments	$873.8	$573.8	$300.0	$-	$-

(1)

$349.5 million of these guarantees support credit exposures in Sequent’s energy marketing and risk management business, and relate to amounts in the energy marketing trade payable and energy marketing and risk management liability included in the condensed consolidated balance sheets. In the event that Sequent defaults on any commitments under these guarantees, these amounts would become payable by AGL Resources.

(2)

AGL Resources provides parent guarantees on behalf of its affiliate, SouthStar. Under one such guaranty, in favor of Southern Natural Gas Company and its affiliate South Georgia Natural Gas Company (together referred to as SONAT), AGL Resources guarantees 70% of SouthStar’s obligations to SONAT under certain agreements between the parties up to a maximum of $7.0 million if SouthStar fails to make payment to SONAT. Under a second such guarantee, in favor of AGLC, AGL Resources guarantees 70% of SouthStar’s obligations to AGLC under certain agreements between the parties up to a maximum of $35 million. Representing SouthStar’s maximum obligation to AGLC under its tariff.

The Owners of SouthStar have entered into a capital contribution agreement that requires each Owner to contribute additional capital to SouthStar to pay invoices for goods and services received from any vendor that is affiliated with an Owner whenever funds are not otherwise available to pay those invoices. The capital contributions to pay affiliated vendor invoices are repaid by SouthStar as funds become available, but repayment is subordinated to SouthStar's obligations under its revolving line of credit with financial institutions. There were no capital contributions made by the Owners during the first quarter 2003 or first quarter 2002 under this arrangement.

In the normal course of business, AGL Resources guarantees, or provides collateral for, the obligations of its subsidiaries and affiliates. The limited partnership agreement of US Propane requires that, in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. AGL Resources’ maximum capital account restoration would be $13.6 million. Currently AGL Resources’ capital account is positive. Management believes that the occurrence of US Propane’s liquidation is not probable and, accordingly, no liability has been recorded at March 31, 2003.

Asset Management

On December 23, 2002, the GPSC issued an order finalizing the results of a USF audit conducted by the GPSC staff. This audit was designed to examine the USF’s operation from its inception through September 30, 2001. Following the completion of the audit, AGLC submitted $4.7 million to the USF in January 2003. Of the $4.7 million AGLC submitted, $0.8 million related to timing differences and $3.9 million related to the use of capacity assets by AGLC’s asset manager, Sequent.

Litigation

On May 24, 2002, one of AGLC's AMR vendors, IMServ, Inc., sent AGLC a notice under the AMR agreement, alleging various breaches of contract by AGLC and asserting that it had incurred damages. On March 6, 2003, the parties executed a settlement agreement and release with respect to the AMR agreement and the related dispute, the terms of which the parties have agreed to keep confidential. In calendar 2002, AGL Resources had established a reserve related to this dispute, and the reserve was sufficient to cover the costs of this settlement.

AGL Resources is involved in litigation arising in the normal course of business. AGL Resources believes the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements.

5. Related Party Transactions

Distribution operations recognized revenue and had accounts receivable from SouthStar of the following:

In millions	First quarter 2003	First Quarter 2002
Revenue	$47.7	$52.8
Accounts receivable	-	-

AGL Resources' investment in SouthStar had a material effect on AGL Resources' financial position and results of operations for first quarter of 2003 and 2002. The unaudited amounts below represent 100% of the results of SouthStar, in which AGL Resources currently holds a non-controlling 70% financial interest, and as a result these amounts are not comparable to AGL Resources' percentage ownership in SouthStar’s earnings or losses reported as other income in AGL Resources’ condensed consolidated statements of income.

	As of:
In millions	March 31, 2003	December 31, 2002
Balance Sheet:
Current assets	$174.3	$169.0
Noncurrent assets	0.6	0.9
Current liabilities	71.8	83.6
Noncurrent liabilities	-	-

	First quarter 2003	First quarter 2002
Income Statement:
Revenues	$285.3	$230.3
Operating income	29.8	37.4
Net income from continuing operations	26.9	37.4

#

6. Segment Information

AGL Resources is organized into three operating segments:

•

Distribution operations consists of AGLC, VNG and CGC.

•

Wholesale services consists primarily of Sequent.

•

Energy investments consists of AGL Networks, SouthStar, US Propane and several other nonregulated, energy-related subsidiaries.

Additionally, AGL Resources treats the corporate segment as a nonoperating business segment. The corporate segment includes AGL Resources Inc., AGSC, nonregulated financing and captive insurance subsidiaries, and intercompany eliminations. Intersegment sales in the three months ended March 31, 2003 and March 31, 2002 were eliminated from the condensed consolidated statements of income.

Management evaluates segment performance based on EBIT, which includes the effects of corporate expense allocations. Items that are not included in EBIT are financing costs, including interest and debt expense, income taxes and the cumulative effect of change in accounting principle, each of which are evaluated on a consolidated level. AGL Resources believes EBIT is a useful measurement of its performance for investors because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations.

As an indicator of AGL Resources' operating performance, EBIT should not be considered an alternative to, or more meaningful than net income as determined in accordance with GAAP. AGL Resources' EBIT may not be comparable to a similarly titled measure of another company.

Identifiable assets are those assets used in each segment's operations. AGL Resources' corporate assets consist primarily of cash and cash equivalents and property, plant and equipment.

	As of or for the three months ended March 31, 2003
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
Operating revenues (1)	$319.6	$28.5	$3.3	$-	$351.4
Depreciation and amortization	20.2	-	0.1	2.0	22.3
Operating income	79.5	20.7	(0.1)	0.3	100.4
Interest income	0.1	-	0.1	-	0.2
Earnings in equity interests	-	-	15.9	-	15.9
Other income (loss)	1.3	-	0.1	(0.4)	1.0
Total other income (loss)	1.4	-	16.1	(0.4)	17.1
EBIT	80.9	20.7	16.0	(0.1)	117.5
Identifiable assets	3,132.1	606.7	86.9	(38.2)	3,787.5
Investment in equity interests	-	-	104.9	-	104.9
Total assets	3,132.1	606.7	191.8	(38.2)	3,892.4
Capital expenditures	26.0	0.1	3.8	6.3	36.2

	For the three months ended March 31, 2002
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
Operating revenues (1)	$260.6	$8.6	$0.1	$-	$269.3
Depreciation and amortization	21.4	-	-	1.7	23.1
Operating income	68.7	5.8	(1.7)	(1.4)	71.4
Interest income	0.1	-		-	0.1
Earnings in equity interests	-	-	26.3	-	26.3
Other income (loss)	2.6	-	0.1	(0.2)	2.5
Total other income (loss)	2.7	-	26.4	(0.2)	28.9
EBIT	71.4	5.8	24.7	(1.6)	100.3
Capital expenditures	33.5	1.3	9.2	3.1	47.1

(1)

Intersegment revenues – AGL Resources’ wholesale services segment records its energy marketing and risk management revenue on a net basis. The following table provides detail of wholesale services’ total gross revenues and gross sales to distribution operations:

In millions	Third-party gross revenues	Intersegment revenues	Total gross revenues
First Quarter 2003	$1,066.1	$113.5	$1,179.6
First Quarter 2002	224.6	24.9	249.5

	As of December 31, 2002
In millions	Distribution Operations	Wholesale Services	Energy Investments	Corporate and Intersegment Eliminations	Consolidated AGL Resources
Identifiable assets	$3,149.8	$364.3	$107.2	$45.9	$3,667.2
Investment in equity interests	-	-	74.8	-	74.8
Total assets	$3,149.8	$364.3	$182.0	$45.9	$3,742.0

The reconciliations of EBIT to net income are presented below for the first quarter 2003 and 2002:

In millions	First Quarter 2003	First Quarter 2002
Total EBIT for segments	$117.5	$100.3
Interest expense and preferred stock dividends	19.8	22.7
Earnings before income taxes	97.7	77.6
Income taxes	38.1	27.5
Income before cumulative effect of change in accounting principle	59.6	50.1
Cumulative effect of change in accounting principle	(7.8)	-
Net income	$51.8	$50.1

#

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

AGL Resources' reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as future earnings, growth, supply and demand, costs, subsidiary performance, new technologies and strategic initiatives, are "forward-looking statements" within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assume,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although AGL Resources believes that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements. In addition to the risks set forth in the prospectus supplement filed with the SEC on February 12, 2003 and incorporated herein by reference, the following are among the important factors that could cause actual results to differ materially from the forward looking statements:

•

changes in industrial, commercial and residential growth in the service territories of AGL Resources

•

changes in price, supply and demand for natural gas and related products

•

impact of changes in state and federal legislation and regulation, including orders of various state public service commissions and the FERC on the gas and electric industries and on AGL Resources, including AGLC’s PBR plan

•

the ultimate impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or in AGL Resources’ operations specifically

•

the enactment of new accounting standards by the FASB or the SEC that could impact the way AGL Resources records revenues, assets and liabilities, which could lead to impacts on reported earnings or increases in liabilities, which in turn could affect AGL Resources’ reported results of operations

•

market changes due to Georgia’s Natural Gas Consumers’ Relief Act of 2002

•

effects and uncertainties of deregulation and competition, particularly in markets where prices and providers historically have been regulated, unknown issues following deregulation such as the stability of Marketers and unknown risks related to nonregulated businesses, including risks related to energy marketing and risk management

•

concentration of credit risk in Marketers and wholesale services’ counterparties

•

excess high-speed network capacity, and demand for dark fiber in metro network areas

•

market acceptance of new technologies and products, as well as the adoption of new networking standards

•

ability to negotiate new fiber optic contracts with telecommunications providers for the provision of AGL Networks' dark fiber services

•

utility and energy industry consolidation

•

performance of equity and bond markets and the impact on pension funding costs

•

impact of acquisitions and divestitures

•

direct or indirect effects on AGL Resources' business, financial condition or liquidity resulting from a change in its credit rating or the credit rating of its counterparties or competitors

•

interest rate fluctuations, financial market conditions and general economic conditions

•

uncertainties about environmental issues and the related impact of such issues

•

impact of changes in weather upon the temperature-sensitive portions of the business

•

impact of litigation

•

impact of changes in prices on the margins achievable in the unregulated retail gas marketing business

#

Overview

AGL Resources is an energy services holding company, headquartered in Atlanta, Georgia, whose principal business is the distribution of natural gas in Georgia, Virginia and Tennessee.  The company operates three utilities, which combined, serve approximately 1.9 million end-users, making AGL Resources the largest gas utility in the southeastern United States, and the second-largest pure gas distribution utility in the United States.  The company also is involved in various non-utility businesses, including natural gas asset management and producer services; last-mile telecommunications infrastructure; retail gas marketing; and propane services.   AGL Resources manages its business in three operating segments: distribution operations, wholesale services and energy investments and one nonoperating segment, corporate.

AGL Resources is focused on a business strategy centered around effective management of its gas distribution operations, optimization of returns on its assets, and selective growth of its portfolio of closely related, unregulated businesses with an emphasis on risk management and earnings visibility.  Key elements of this strategy include (1) enhancing the value and growth potential of the company’s regulated utility operations; (2) selectively evaluating the acquisition of natural gas assets in the Southeast and related markets; (3) expanding the wholesale services business to add supplemental earnings growth while maintaining a conservative risk profile; (4) exploring opportunities to expand the telecommunications business into selected geographic areas and target markets, while maximizing sales of remaining capacity on the company’s existing fiber networks; and (5) focusing on maintaining AGL Resources’ strong investment-grade profile and high level of liquidity.

Highlights

•

Net income of $51.8 million, or $0.85 per common share (diluted) for the first quarter 2003, compared to $50.1 million, or $0.89 per share (diluted) for the first quarter 2002.

•

In January 2003, as a result of the rescission of EITF 98-10, AGL Resources recorded a cumulative effect adjustment of $12.6 million, which resulted in an estimated loss ($7.8 million net of tax) on the condensed consolidated statements of income and corresponding reductions of the risk management asset and a decrease in accumulated deferred income tax in the condensed consolidated balance sheet. For the first quarter 2003 net income before the cumulative effect of change in accounting principle was $59.6 million, or $0.98 per common share (diluted).

•

As of March 31, 2003, AGL Resources had total assets of $3.9 billion, an increase of $0.2 billion or 4% from December 31, 2002, primarily from increases in energy marketing receivables caused by increased gas prices.

•

On January 24, 2003, AGL Resources announced that its wholly-owned subsidiary, Georgia Natural Gas Company, had reached an agreement to purchase the Dynegy Inc. 20% ownership interest of SouthStar. At closing, AGL Resources’ subsidiary owned a non-controlling 70% financial interest in SouthStar and a subsidiary of Piedmont Natural Gas Company owned the remaining 30% financial interest. For accounting purposes February 18, 2003, was the effective date of the transaction as it was the date upon which the conditions to closing the transaction had been substantially fulfilled or waived. For the first quarter 2003, the impact of the purchase was $1.1 million in additional income from equity investments as a result of the increase in the ownership interest of SouthStar.

•

On February 14, 2003, AGL Resources announced the completion of its public offering of 6.4 million shares of its common stock, including the exercise of the entire over-allotment option. The offering was priced at $22.00 per share and generated net proceeds of approximately $136.7 million. AGL Resources used the proceeds of the offering to repay outstanding short-term debt and for general corporate purposes. For the first quarter 2003, the impact of the equity offering was a $0.2 million reduction in interest expense. As a result of the debt repayment, as of March 31, 2003 AGL Resources’ debt-to-capitalization ratio was lowered to 56.7% from 66.5% at December 31, 2002.

•

On February 14, 2003, Fitch Ratings upgraded the senior unsecured debt ratings and trust preferred securities ratings of AGL Resources and AGL Capital to A- from BBB+ and BBB+ from BBB, respectively.

•

On February 14, 2003, AGL Resources contributed $6.5 million to the defined benefit retirement plan, which is expected to decrease pension expense by approximately $0.5 million for the twelve months ending December 31, 2003.

•

On March 10, 2003, AGL Resources executed interest rate swap transactions totaling $100.0 million on the Senior Notes maturing January 14, 2011. AGL Capital receives future interest rate payments on $100.0 million at an annual 7.125% interest rate, and pays floating rates of six-month LIBOR plus 3.4% on $100.0 million. The expiration date of the Interest Rate Swaps is January 14, 2011, unless terminated earlier. For the first quarter, the impact of these Interest Rate Swaps was a reduction of $0.1 million in interest expense.

#

Results of Operations

Management evaluates segment performance based on EBIT, which includes the effects of corporate expense allocations. Items that are not included in EBIT are financing costs, including interest and debt expense, income taxes and the cumulative effect of changes in accounting principle, each of  which are evaluated on a consolidated level. AGL Resources believes EBIT is a useful measurement of its performance for investors because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations.

As an indicator of AGL Resources' operating performance, EBIT should not be considered an alternative to, or more meaningful than net income as determined in accordance with GAAP. AGL Resources' EBIT may not be comparable to a similarly titled measure of another company. The following is a reconciliation of our operating results to EBIT for the first quarter of 2003 and 2002:

In millions	First Quarter 2003	First Quarter 2002	Change
Operating income	$100.4	$71.4	$29.0
Other income	17.1	28.9	(11.8)
EBIT	117.5	100.3	17.2
Interest expense and preferred stock dividends	19.8	22.7	(2.9)
Earnings before income taxes	97.7	77.6	20.1
Income taxes	38.1	27.5	10.6
Income before cumulative effect of change in accounting principle	59.6	50.1	9.5
Cumulative effect of change in accounting principle	(7.8)	-	(7.8)
Net income	$51.8	$50.1	$1.7
Basic earnings per common share
Income before cumulative effect of change in accounting principle	$0.99	$0.90	0.09
Cumulative effect of change in accounting principle	(0.13)	-	(0.13)
Basic	$0.86	$0.90	(0.04)
Diluted earnings per common share
Income before cumulative effect of change in accounting principle	$0.98	$0.89	0.09
Cumulative effect of change in accounting principle	(0.13)	-	(0.13)
Diluted	$0.85	$0.89	(0.04)
Weighted-average number of common shares outstanding
Basic	60.3	55.7	4.6
Diluted	60.7	56.0	4.7

As a result of the equity issuance, AGL Resources experienced a dilution of basic and diluted earnings per share of $0.06 per share. This was primarily as a result of the additional issuance of 6.4 million shares offset by a decrease of $0.2 million in lower interest expense.

Overview of Results of Operations

Below are the results of operations as measured by EBIT, by segment for the first quarter of 2003 and 2002:

In millions	First Quarter 2003	First Quarter 2002	Change
EBIT
Distribution operations	$80.9	$71.4	$9.5
Wholesale services	20.7	5.8	14.9
Energy investments	16.0	24.7	(8.7)
Corporate	(0.1)	(1.6)	1.5
AGL Resources’ consolidated EBIT	$117.5	$100.3	$17.2

#

The increase in income before cumulative effect of change in accounting principle of $9.5 million in the first quarter 2003 as compared to the first quarter 2002 was due primarily to increased EBIT of $9.5 million from distribution operations, $14.9 million from wholesale services, decreased interest expense of $2.9 million and increased EBIT of $1.5 million from corporate. This was offset by decreased EBIT of $8.7 million from energy investments and higher income tax expenses of $10.6 million.

The increase in net income of $1.7 million in the first quarter 2003 as compared to the first quarter 2002 was due primarily to the items discussed above offset by the $7.8 million cumulative effect of change in accounting principle recorded in January 2003.

Income Taxes

Dollars in millions	First Quarter 2003	First Quarter 2002	Change
Earnings before income taxes	$97.7	$77.6	$20.1
Income tax expense	38.1	27.5	10.6
Effective tax rate	39.0%	35.4%	3.6%

The increase in income tax expense of $10.6 million in the first quarter 2003 as compared to the first quarter 2002 was due primarily to an increase in income before taxes of $20.1 million. The increase in the effective tax rate of 3.6% was primarily due to higher state taxes.

Interest Expense and Preferred Stock Dividends

Dollars in millions	First Quarter 2003	First Quarter 2002	Change
Total interest expense and preferred stock dividends	$19.8	$22.7	($2.9)
Average debt outstanding (1)	$1,296.4	$1,450.8	($154.4)
Average rate	6.1%	6.3%	(0.2%)

(1)

Includes trust preferred securities

The decrease in interest expense of $2.9 million for the first quarter 2003 as compared to the first quarter 2002 was a result of lower interest rates on commercial paper borrowings and interest rate swap transactions as well as lower average debt balances due to the proceeds generated from the equity offering and lower working capital needs.

#

Distribution Operations

Distribution operations include the results of operations and financial condition of AGL Resources' three natural gas local distribution companies: AGLC, VNG and CGC. AGLC conducts its primary business, the distribution of natural gas, throughout most of Georgia. VNG distributes and sells natural gas in southeastern Virginia. CGC distributes and sells natural gas in the Chattanooga area of Tennessee. The GPSC regulates AGLC; the VSCC regulates VNG; and the TRA regulates CGC, with respect to rates, maintenance of accounting records and various other service and safety matters.

In millions	First Quarter 2003	First Quarter 2002	Change
Operating revenues	$319.6	$260.6	$59.0
Cost of sales	148.1	97.0	51.1
Operating margin	171.5	163.6	7.9
Operation and maintenance expenses	65.3	67.2	(1.9)
Depreciation and amortization	20.2	21.4	(1.2)
Taxes other than income	6.5	6.3	0.2
Total operating expenses	92.0	94.9	(2.9)
Operating income	79.5	68.7	10.8
Other income	1.4	2.7	(1.3)
EBIT	$80.9	$71.4	$9.5

Metrics
Customers	1,862,684	1,842,947	19,737
Throughput (millions of dekatherms)	126	114	12
Heating degree days:
Georgia	1,553	1,453	100
Virginia	1,962	1,564	398
Tennessee	1,825	1,586	239

The increase in EBIT of $9.5 million for the first quarter 2003 as compared to the first quarter 2002 was due to:

•

increase in operating margin of $7.9 million which was the result of:

•

$8.9 million increase in VNG’s operating margin that reflects the effect of the experimental WNA and colder weather as compared to the prior year

•

$1.0 million decrease in AGLC’s operating margin due to:

•

$2.5 million decrease from the PBR settlement with the GPSC, which was offset by

•

$1.5 million increase in the PRP rider revenues

•

decreases in operating expenses of $2.9 million due to decreased outside services expenses and a change in depreciation expense as a result of AGLC’s PBR settlement, offset by increased bad debt expense due to higher gas costs.

•

decreases in other income of $1.3 million due to lower carrying charges on natural gas stored underground on behalf of AGLC’s Marketers

Wholesale Services

Wholesale services include the results of operations and financial condition of Sequent, AGL Resources' asset optimization, gas supply services, and wholesale marketing and risk management subsidiary. Asset optimization focuses on capturing the value from idle or underutilized natural gas assets, typically by participating in transactions that balance the needs of varying markets and time horizons. Such assets include rights to pipeline capacity, underground storage, and natural gas peaking services and facilities. Sequent also aggregates gas from other marketers and producers and sells it to third parties. In addition, Sequent bundles commodity with transportation and storage service and redelivers short-term and long-term transported commodity.

Although Sequent is a nonregulated business, under varying agreements and practices, Sequent acts as asset manager for AGL Resources' regulated utilities. In its capacity as asset manager, Sequent captures value from idle or underutilized assets of the utilities by arbitraging pricing differentials across different locations and over time. The VSCC has approved an asset management agreement, which provides for a sharing of profits between Sequent and VNG's customers.  Sequent and CGC have an agreement whereby Sequent pays CGC's ratepayers an annual fee for the right to act as CGC's asset manager.  Sequent also operates as asset manager for AGLC.  By statute, earnings from capacity release transactions are required to be shared 90% with Georgia's USF.  By GPSC order, net margin earned by Sequent, for transactions involving AGLC assets other than capacity release, are required to be shared equally with Georgia's USF.

During 2002, wholesale services accounted for transactions in connection with energy marketing and risk management activities under the fair value, or mark-to-market method of accounting, in accordance with FAS 133 and EITF 98-10, respectively.  Under these methods, energy commodity contracts, including both physical transactions and financial instruments were recorded at fair value, with unrealized gains and/or losses reflected in earnings in the period of change.

Effective January 1, 2003, AGL Resources adopted consensus two of EITF 02-03.  EITF 02-03 rescinded EITF 98-10 and reached two general conclusions:

•

Contracts that do not meet the definition of a derivative under FAS 133 should not be marked to fair market value, and

•

Revenues should be shown in the income statement net of costs associated with trading activities, whether or not the trades are physically settled.

As a result of AGL Resources’ adoption of EITF 02-03, it adjusted the carrying value of its non-derivative trading instruments (principally its storage capacity contracts) to zero and now account for them using the accrual method of accounting.

As a result of AGL Resources’ adoption of EITF 02-03, AGL Resources recorded a cumulative effect of change in accounting principle in its condensed consolidated statements of income of $12.6 million ($7.8 million net of taxes) this resulted in a decrease of $12.6 million to energy marketing and risk management assets and a decrease in accumulated deferred income taxes of $4.8 million in the accompanying condensed consolidated balance sheets.  AGL Resources also began to report its trading activity on a net basis (revenues net costs) effective July 1, 2002 pursuant to consensus one of EITF 02-03.  AGL Resources applied this guidance to all periods, resulting in costs totaling approximately $1,151.2 million and $ 240.9 million being reclassified as a component of revenues at March 31, 2003 and March 31, 2002, respectively.

In millions	First Quarter 2003	First Quarter 2002	Change
Operating revenues	$28.5	$8.6	$19.9
Cost of sales	0.2	-	0.2
Operating margin	28.3	8.6	19.7
Operation and maintenance expenses	7.5	2.7	4.8
Depreciation and amortization	-	-	-
Taxes other than income	0.1	0.1	-
Total operating expenses	7.6	2.8	4.8
Operating income	20.7	5.8	14.9
Other income	-	-	-
EBIT	$20.7	$5.8	$14.9

Metrics
Physical sales volume (billions of cubic feet/day)	1.95	1.09	0.86
NYMEX average settled price (1)	6.59	2.32	4.28

(1)

The average settlement of the January, February and March futures contracts for each year.

Sequent’s wholesale marketing volumes for the first quarter 2003 increased significantly as compared to the same period last year. This increase is attributable to Sequent’s successful efforts to gain additional market share with local distribution companies, electric utilities, and large industrial customers, as well as an increase in the purchases of direct gas supply from producers. Additionally, a number of market factors, including colder temperatures in market areas served by Sequent, coupled with reduced amounts of gas in storage as the winter progressed, resulted in increased volatility in Sequent’s markets. The volatility in this quarter as compared to the first quarter of 2002 can be noted by the 185% increase in the NYMEX average price. All of the above factors contributed to the increase in Sequent’s EBIT.

The increase in EBIT of $14.9 million for the first quarter 2003 as compared to the first quarter 2002 was primarily due to the optimization of various transportation and storage assets that Sequent utilizes to serve its markets, coupled with increased commodity margins that can be expected in a volatile market environment. Also, Sequent sold substantially all its inventory, which was previously recorded on a mark-to-market basis under the now rescinded EITF 98-10. This resulted in $12.6 million in realized income, offset by sharing with the affiliated LDCs, for transactions that were recorded on a mark-to-market basis in prior periods.

During the first quarter 2003 and the first quarter 2002, Sequent recorded unrealized gains of $9.5 million, excluding the cumulative effect of change in accounting principle and $0.6 million, respectively related to derivative instruments as a result of energy marketing and risk management activities.

The derivative instruments that are utilized by Sequent in its energy marketing and risk management activities are recorded on a mark-to-market basis in both the first quarter of 2003 and 2002. Energy-trading contracts as defined under EITF 98-10 are also recorded on a mark-to-market basis for the first quarter of 2002. The tables below illustrate the change in the net fair value of the derivative instruments and energy-trading contracts during the first quarter 2003 and first quarter 2002, as well as provide details of the net fair value of contracts outstanding as of March 31, 2003.

In millions	First Quarter 2003	First Quarter 2002
Net fair value of contracts outstanding at beginning of period	$6.8	$2.9
Cumulative effect of change in accounting principle	(12.6)	-
Net fair value of contracts outstanding at beginning of period, as adjusted	(5.8)	2.9
Contracts realized or otherwise settled during period	(2.7)	(2.5)
Net fair value of net claims against counterparties	-	-
Change in net fair value of contracts gains (losses)	12.2	0.2
Net fair value of new contracts entered into during period	-	-
Change in fair value attributed to changes in valuation techniques and assumptions	-	-
Net fair value of contracts outstanding at end of period	$3.7	$0.6

In millions	Net Fair Value of Contracts at Period End
Source of net fair value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total net fair value
Prices actively quoted	$3.3	$0.4	$-	$-	$3.7
Prices provided by other external sources	-	-	-	-	-
Prices based on models and other valuation methods	-	-	-	-	-

The "prices actively quoted" category represents Sequent’s positions in natural gas, which are valued using a combination of NYMEX futures prices and basis spreads. The basis spreads represent the cost to transport the commodity from a NYMEX delivery point such as Henry Hub to the contract delivery point. Basis spreads are based on broker quotes obtained either directly or through electronic trading platforms.

Energy Investments

Energy investments include AGL Resources' investments in SouthStar and US Propane as well as the results of operations and financial condition of AGL Networks.

SouthStar was formed in 1998 by subsidiaries of AGL Resources, Piedmont Natural Gas Company and Dynegy Inc. to market natural gas and related services to retail customers, principally in Georgia. SouthStar is the largest retail marketer of natural gas in Georgia with a market share of 38% and operates under the trade name Georgia Natural Gas. Initially, AGL Resources’ subsidiary owned a 50% interest, Piedmont’s subsidiary owned 30% interest and Dynegy’s subsidiary owned the remaining 20% in SouthStar. On January 24, 2003, AGL Resources announced that its wholly owned subsidiary, Georgia Natural Gas Company, had reached an agreement to purchase Dynegy Inc.’s 20% ownership interest of SouthStar. For accounting purposes February 18, 2003 was the effective date of the transaction as it was the date upon which the conditions to closing the transaction had been substantially fulfilled or waived. Upon closing, AGL Resources’ subsidiary owned a non-controlling 70% financial interest in SouthStar and the subsidiary of Piedmont Natural Gas Company owned the remaining 30%.

US Propane owns all of the general partnership interests, directly or indirectly, and approximately 28% of the limited partnership interests in Heritage, a publicly traded marketer of propane. Heritage is the fourth largest retail marketer of propane in the United States, delivering approximately 350 million gallons per year to approximately 650,000 customers in 29 states.

AGL Networks, a wholly owned subsidiary of AGL Resources, is a carrier-neutral provider of last-mile infrastructure and dark fiber solutions to a variety of customers in the Atlanta, Georgia and Phoenix, Arizona metropolitan areas, including local, regional and national telecommunication companies, wireless service providers, educational institutions and other commercial entities. AGL Networks typically provides conduit and dark fiber to its customers under long-term lease arrangements with terms that vary from three to twenty years. In addition to conduit and dark fiber leasing, AGL Networks also provides turnkey telecommunications network construction services.

In millions	First Quarter 2003	First Quarter 2002	Change
Operating revenues	$3.3	$0.1	$3.2
Cost of sales	0.4	0.1	0.3
Operating margin	2.9	-	2.9
Operation and maintenance expenses	2.8	1.7	1.1
Depreciation and amortization	0.1	-	0.1
Taxes other than income	0.1	-	0.1
Total operating expenses	3.0	1.7	1.3
Operating income	(0.1)	(1.7)	1.6
Other income	16.1	26.4	(10.3)
EBIT	$16.0	$24.7	($8.7)

Metrics
SouthStar
Customers	580,031	581,561	(1,530)
Volumes (millions of dekatherms)	28	29	(1)
AGL Networks
Owned conduit miles	1,063	1,022	41
Owned fiber miles	54,297	38,329	15,968

The decrease in EBIT of $8.7 million for the first quarter 2003 as compared to the first quarter 2002 was primarily due to:

•

$11.4 million decrease in other income from SouthStar, primarily as a result of lower margins from higher gas prices and a $7.0 million inventory adjustment recorded in the first quarter 2002, offset by

•

$1.0 million increase in other income from US Propane and

•

$1.7 million increase in EBIT from AGL Networks, which reflects an increase in monthly recurring contract revenues of $0.6 million and $2.3 million from a sales-type lease which were partially offset by increased operating expenses due to additional personnel necessary to support the growth of the business

#

Corporate

Corporate includes the results of operations and financial condition of AGL Resources' nonoperating business units, including AGSC and AGL Capital. AGSC is a service company established in accordance with PUHCA. AGL Capital provides for the ongoing financing needs of AGL Resources through a commercial paper program, the issuance of various debt and hybrid securities, and other financing mechanisms. All operating expenses and interest costs associated with AGSC and AGL Capital are allocated to the operating segments in accordance with PUHCA. The corporate segment also includes intercompany eliminations for transactions between operating business segments.

In millions	First Quarter 2003	First Quarter 2002	Change
Operating revenues	$-	$-	$-
Cost of sales	-	-	-
Operating margin	-	-	-
Total operating expenses	(0.3)	1.4	1.7
Operating income	0.3	(1.4)	1.7
Other loss	(0.4)	(0.2)	(0.2)
EBIT	($0.1)	($1.6)	$1.5

The increase in EBIT of $1.5 million for the first quarter 2003 as compared to the first quarter 2002 was primarily due to unallocated corporate expenses.

#

Liquidity and Capital Resources

AGL Resources relies upon operating cash flow along with borrowings under its commercial paper program, which are backed by the Credit Facility, for its short-term liquidity and capital resource requirements. The availability of borrowings under the Credit Facility is subject to conditions specified therein, which AGL Resources currently meets. These conditions include AGL Resources’ compliance with the financial covenants required by such agreements and the continued accuracy of representations and warranties contained in such agreements. Although AGL Resources currently has no borrowings outstanding under the Credit Facility, unused availability is limited by the AGL Resources’ total debt to capital ratios, as represented in the following table.

	As of
In millions	March 31, 2003	December 31, 2002	March 31, 2002

Unused availability under the Credit Facility	$500.0	$244.1	$338.9
Cash and cash equivalents	23.0	8.4	0.3
Total cash and available liquidity under Credit Facility	$523.0	$252.5	$339.2

As a result of the equity offering and increased operating cash flow, AGL Resources’ total cash and available liquidity under the Credit Facility at March 31, 2003 increased $270.5 million from December 31, 2002 and $183.8 million from March 31, 2002.

As of March 31, 2003 Sequent’s unsecured line of credit had approximately $14.2 available for the posting of margin deposits.

AGL Resources' credit capacity and the amount of unused borrowing capacity are impacted by the seasonal nature of the natural gas business and AGL Resources’ short-term borrowing requirements that typically peak during colder months. Working capital needs can vary significantly due to changes in the wholesale prices of natural gas charged by suppliers, and increased gas supplies required to meet customers' needs during cold weather.

 AGL Resources believes its operating cash flow, borrowings from the commercial paper program and other credit availability will be sufficient to meet its working capital needs both on a short-term and long-term basis.  However, capital needs and availability depends on many factors and AGL Resources may seek additional financing through debt or equity offerings in the private or public markets at any time.

Cash Flows

Cash and cash equivalents totaled $23.0 million as of March 31, 2003, compared to $0.3 million as of March 31, 2002. The principal sources and uses of cash during first quarter 2003 and first quarter 2002 are summarized below.

First Quarter 2003:

Sources

•

generated $188.1 million in cash, primarily through cash from operations, plus  decreases in inventories, and increases in payables, offset by increases in receivables and other assets and liabilities

•

received $136.7 million from the equity offering

•

received $5.8 million from AGL Resources’ investments in equity  interests

•

received $3.2 million from the sale of treasury stock

•

received $5.3 million from other investing and financing activities

Uses

•

paid $251.8 million (net of borrowings) from the commercial paper program and other short-term debt

•

invested $36.2 million in property, plant and equipment expenditures

•

invested $20.0 million in AGL Resources’ investments in equity interests

•

paid $16.5 million in cash dividends on common stock

First Quarter 2002:

Sources

•

generated $161.7 million in cash, primarily through cash from operations, plus increases in payables and decreases in inventories, offset by increases in receivables

•

received $5.7 million from the sale of treasury stock

•

received $3.3 million from AGL Resources’ investments in equity interests

•

received $0.2 million from other investing and financing activities

Uses

•

paid $117.8 million (net of borrowings) from the commercial paper program and other short-term debt

•

invested $47.1 million in property, plant and equipment expenditures

•

paid $13.0 million in cash dividends on common stock

Financing

 Ratios AGL Resources is required by financial covenants in its Credit Facility, customer contracts and PUHCA requirements to maintain a ratio of total debt to total capitalization of no greater than 70.0%. As of March 31, 2003, AGL Resources is in compliance with this leverage ratio requirement.  The components of AGL Resources’ capital structure as of the dates indicated are summarized in the following table.

	As of:
Dollars in millions	March 31, 2003		December 31, 2002		March 31, 2002
Short-term debt	$136.8	6.7%	$388.6	18.3%	$266.9	12.7%
Current portion of long-term debt	30.0	1.5	30.0	1.4	93.0	4.4
Senior and medium term notes (1)	765.6	37.4	767.0	36.1	797.0	37.8
Mandatorily redeemable preferred securities (2)	227.3	11.1	227.2	10.7	217.9	10.3
Total debt	1,159.7	56.7	1,412.8	66.5	1,374.8	65.2

Common equity	885.9	43.3	710.1	33.5	732.7	34.8
Total capitalization	$2,045.6	100.0%	$2,122.9	100.0%	$2,107.5	100.0%

(1)

Net of interest rate swaps of ($1.4) million as of March 31, 2003.

(2)

Net of interest rate swaps of $4.5 million, $6.1 million, and ($2.5) million respectively.

Short-term Debt. On August 8, 2002, AGL Capital replaced its existing 364-day $450.0 million Credit Facility scheduled to expire on October 3, 2002, with a $200 million 364-day Credit Facility and a $300 million three-year Credit Facility. The $200 million Credit Facility terminates on August 7, 2003 and the $300 million Credit Facility terminates on August 7, 2005. Loans outstanding on the date the $200 million Credit Facility terminates may be converted into a term loan, which will mature in one installment no later than August 7, 2004.  As of April 18, 2003, there were no outstanding borrowings under the Credit Facility. This facility is used to support our commercial paper program. For the first quarter 2003, the average outstanding amount of commercial paper was $270.6 million with a weighted average interest rate of 1.6%, as compared to the first quarter 2002, for which the average outstanding amount of commercial paper was $333.5 million with a weighted average interest rate of 2.5%.

Despite commercial paper market volatility caused by the impact of adverse developments and financial results at several prominent corporate issuers, AGL Resources has experienced strong liquidity support in the commercial paper market. During the first quarter 2003, AGL Capital had full access to the commercial paper market.

Sequent has a $15.0 million unsecured line of credit, which is used solely for the posting of margin deposits and is unconditionally guaranteed by AGL Resources. This line of credit expires on July 3, 2003, and bears interest at the federal funds effective rate plus 0.5%. As of March 31, 2003, the line of credit had an outstanding balance of $0.8 million. For the first quarter of 2003, the average outstanding balance was $3.8 million with a weighted average interest rate of 1.7%. Sequent’s line of credit did not exist as of March 31, 2002.

Long-term Debt. AGL Resources has $30.0 million in scheduled medium-term note payments in calendar 2003, with an interest rate of 5.90%. Management expects there will be available working capital and liquidity under the commercial paper program to fund these scheduled payments. During the first quarter 2003, AGL Resources did not issue long-term debt.

On April 1, 2003, AGLC exercised its option to call at par two medium-term notes totaling $7.2 million before their scheduled maturity dates. A note of $5.0 million bearing interest of 7.4% was scheduled to mature in March 2013, and a note of $2.2 million bearing interest of 7.5% was scheduled to mature in March 2014. These notes were redeemed using commercial paper proceeds.

Interest Rate Swaps. AGL Capital is a party to interest rate swap transactions (Swaps) in the aggregate amount of $175.0 million of which $100 million were executed as a hedge against the fair value of the 7.125% Senior Notes due 2011 and $75 million were executed as a hedge against the fair value of AGL Capital Trust II's 8% Trust Preferred Securities due 2041.

Pursuant to the Swaps on the Senior Notes, AGL Capital receives future interest rate payments on $100.0 million at an annual 7.125% interest rate, and pays floating interest rates on $100.0 million. AGL Capital pays floating interest each January 14 and July 14 at six-month LIBOR plus 3.4%. At March 31, 2003, the rate was 4.7%. The expiration date of these Swaps is January 14, 2011, unless terminated earlier.

Pursuant to the Swaps on the AGL Capital Trust II’s Trust Preferred Securities, AGL Capital receives future interest rate payments on $75.0 million at an annual 8% interest rate, and pays floating interest rates on $75.0 million. AGL Capital pays floating interest rates each February 15, May 15, August 15 and November 15 at three-month LIBOR plus 1.315%. At March 31, 2003, the rate was 2.7%. The expiration date of these Swaps is May 15, 2041, unless terminated earlier or called.

Each quarter, under hedge accounting treatment, AGL Capital records a “long-term asset or liability” and a corresponding adjustment to “senior and medium-term notes” and “trust preferred securities” to reflect the assessed change in fair value of the Swaps to AGL Capital. The Swaps fair value changes as interest rates change from those that were in effect on the original settlement date. The fair value of the Swaps at March 31, 2003 and December 31, 2002, was $4.5 million and $6.1 million, respectively.

Common Stock. On February 14, 2003, AGL Resources announced the completion of its public offering of 6.4 million shares of its common stock, including the exercise of the entire over-allotment option. This offering was made under AGL Resources’ existing shelf registration statement. The offering was priced at $22.00 per share and generated net proceeds of approximately $136.7 million, which was used to repay outstanding short-term debt and for general corporate purposes.

The weighted average number of shares outstanding for the first quarter 2003 as compared to December 31, 2002 increased to 60.3 million from 56.1 million due to the equity offering and the issuance of treasury stock. The market price of AGL Resources' common stock at March 31, 2003 was $23.63 per share compared to $24.30 per share at December 31, 2002 and $23.50 per share at March 31, 2002.

The following table depicts the shares of common stock issued from the equity offering and out of treasury and the average market price under ResourcesDirect, a direct stock purchase and dividend reinvestment plan; the Retirement Savings Plus Plan; the Long-Term Stock Incentive Plan; the Long-Term Incentive Plan; and the Directors Plan.

In millions, except average price issuances	First Quarter 2003	First Quarter 2002
Equity offering	6.4	-
Issuance of treasury shares	0.2	0.3
Total common stock issued	6.6	0.3
Average market price of issuances	$22.00	$22.33

Available Capacity Under Shelf Registration.  AGL Resources has a shelf registration statement registered with the SEC for up to $750 million of various capital securities. Including the recent equity offering, as of March 31, 2003, AGL Resources had approximately $608 million remaining capacity under this shelf registration statement.

Credit Rating.  Credit ratings impact AGL Resources' ability to obtain short-term and long-term financing and the cost of such financing. In determining AGL Resources' credit ratings, the rating agencies consider a number of factors. Quantitative factors that appear to be given significant weight include, among other things:

•

earnings before interest, taxes, depreciation and amortization

•

operating cash flow

•

total debt outstanding

•

total equity outstanding

•

pension liabilities and funding status

•

other commitments

•

fixed charges such as interest expense, rent or lease payments

•

payments to preferred stockholders

•

liquidity needs and availability

•

potential legislation on deregulation

•

total debt to total capitalization ratios

•

various ratios calculated from these factors

Qualitative factors appear to include, among other things, stability of regulation in each jurisdiction, risks and controls inherent with wholesale services, predictability of cash flows, business strategy, management, industry position and contingencies.

The credit ratings of AGL Resources may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. For the first quarter 2003 no fundamental adverse shift occurred in AGL Resources’ business or rating profile.

On February 14, 2003, Fitch Ratings upgraded the senior unsecured debt ratings and trust preferred securities ratings of AGL Resources and AGL Capital to A- from BBB+ and BBB+ from BBB, respectively. The following table presents, as of April 18, 2003, the credit ratings on AGL Resources’ unsecured debt issues from the three major rating agencies. The ratings are all investment-grade status and the outlooks for all credit ratings are stable.

Type of facility	Moody's	S&P	Fitch
Commercial paper	P-2	A-2	F-2
Medium-term notes	A3	A-	A
Senior notes	Baa1	BBB+	A-
Trust preferred securities	Baa2	BBB	BBB+

AGL Resources' debt instruments and other financial obligations include provisions that if not complied with, could require early payment, additional collateral support or similar actions. For AGL Resources, the most important default events include a maximum leverage ratio, minimum net worth, insolvency events and nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. AGL Resources does not have any trigger events in its debt instruments that are tied to changes in specified credit ratings or stock price and has not entered into any transaction that requires AGL Resources to issue equity based on credit rating or other trigger events. Currently, AGL Resources is in compliance with all existing debt provisions.

#

Sequent has certain trade and/or credit contracts that have explicit credit rating trigger events in case of a credit rating downgrade. These rating triggers typically would give counterparties the right to suspend or terminate credit if AGL Resources' credit ratings were downgraded to non-investment grade status. Under such circumstances, AGL Resources would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on AGL Resources' liquidity. If such collateral were not posted, AGL Resources' ability to continue transacting business with these counterparties would be impaired. At March 31, 2003, such agreements between Sequent and its counterparties totaled $11.6 million. AGL Resources believes the existing cash and available liquidity under its Credit Facility is adequate to fund these potential liquidity requirements.

AGL Resources' cash from internal operations may change in the future due to a number of factors, some of which AGL Resources cannot control. These include regulatory changes; the prices for its products and services; the demand for such products and services; margin requirements resulting from significant increases or decreases in commodity prices; operational risks; and other factors. AGL Resources' ability to draw upon its available Credit Facility will be dependent upon its ability to comply with the default events mentioned above.

#

Capital Requirements

Environmental Matters

AGLC expects the MGP remediation program to be complete with respect to the significant cleanup by January 2005. The significant years for spending for this program are 2002, 2003 and 2004. The remaining liability for the ERC program as of March 31, 2003 is estimated to be $96.8 million.

Contractual Cash Obligations

The following table illustrates AGL Resources' expected future contractual cash obligations as of March 31, 2003.

	Payments Due by Period
In millions	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$795.6	$30.0	$75.5	$10.0	$680.1
Pipeline replacement capital expenditure costs (1)	486.2	50.0	153.2	162.6	120.4
Pipeline, storage capacity and gas supply (1)	279.5	74.4	169.1	36.0	-
Trust preferred securities (2)	227.3	-	-	-	227.3
Short-term debt	136.8	136.8	-	-	-
Operating leases	119.5	14.6	48.8	18.9	37.2
ERC (1)	96.8	45.9	33.7	2.5	14.7
Total	$2,141.7	$351.7	$480.3	$230.0	$1,079.7
(1) Distribution operations expenditures recoverable through rate rider mechanisms. (2) Callable in 2006 and 2007.

AGL Resources has other commercial commitments that do not necessarily require the use of cash in the future. The table below illustrates the other expected commercial commitments that are outstanding as of March 31, 2003.

	Amounts of Commitment Expiration per Period
In millions	Total Amounts Committed	Less than 1 year	2-3 years	4-5 years	After 5 years
Lines of credit	$515.0	$215.0	$300.0	$-	$-
Guarantees (1) (2)	356.5	356.5	-	-	-
Standby letters of credit, performance/ surety bonds	2.3	2.3	-	-	-
Total other commercial commitments	$873.8	$573.8	$300.0	$-	$-

(1)

$349.5 million of these guarantees support credit exposures in Sequent’s energy marketing and risk management business, and relate to amounts in the energy marketing trade payable and energy marketing and risk management liability in the condensed consolidated balance sheets. In the event that Sequent defaults on any commitments under these guarantees these amounts would become payable by AGL Resources.

(2)

AGL Resources provides parent guarantees on behalf of its affiliate, SouthStar. Under one such guaranty, in favor of Southern Natural Gas Company and its affiliate South Georgia Natural Gas Company (together referred to as SONAT), AGL Resources guarantees 70% of SouthStar’s obligations to SONAT under certain agreements between the parties up to a maximum of $7.0 million if SouthStar fails to make payment to SONAT. Under a second such guarantee, in favor of AGLC, AGL Resources guarantees 70% of SouthStar’s obligations to AGLC under certain agreements between the parties up to a maximum of $35 million, representing SouthStar’s maximum obligation to AGLC under its tariff.

#

Critical Accounting Policies

The selection and application of critical accounting policies is an important process that has progressed as AGL Resources' business activities have evolved and as a result of new accounting pronouncements. Accounting rules generally do not involve a selection among alternatives, but rather involve an implementation and interpretation of existing rules and the use of judgment as to the specific set of circumstances existing in AGL Resources’ business. Each of the critical accounting policies involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact AGL Resources' financial statements.

Regulatory Accounting

Transactions within distribution operations are accounted for according to the provisions of FAS 71. The application of this accounting policy allows distribution operations to defer expenses and income in the consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the statements of consolidated income of an unregulated company. These deferred regulatory assets and liabilities are then recognized in the statement of consolidated income in the period in which the same amounts are reflected in rates.

If any portion of distribution operations ceased to continue to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheet and included in the statement of consolidated income for the period in which the discontinuance of regulatory accounting treatment occurred.

Pipeline Replacement

AGLC has recorded a long-term liability of $436.2 million and $444.0 million as of March 31, 2003 and December 31, 2002, respectively that represents engineering estimates for remaining capital expenditure costs in the PRP.  The PRP represents an approved settlement between AGLC and the staff of the GPSC that detailed a 10-year replacement of 2,300 miles of cast iron and bare steel pipe. The costs are recoverable through a combination of SFV rates and a pipeline replacement revenue rider. As of March 31, 2003, AGLC had recorded a current liability of $50.0 million representing the expected expenditures of the program for the next 12 months.

Environmental Matters

AGLC has historically reported estimates of future remediation costs based on probabilistic models of potential costs. As cleanup options and plans continue to develop and cleanup contracts are entered into, AGLC is increasingly able to provide conventional engineering estimates of the likely costs of many elements of its MGP program. These estimates contain various engineering uncertainties, and AGLC continuously attempts to refine and update these engineering estimates. In addition, AGLC continues to review technologies available for the cleanup of AGLC’s two largest sites, Savannah and Augusta, which, if proven, could have the effect of reducing AGLC’s total future expenditures. As of December 31, 2002, projected costs associated with AGLC’s engineering estimates and in-place contracts are $89.5 million. For those remaining elements of the MGP program where AGLC still cannot perform engineering cost estimates, there remains considerable variability in available future cost estimates. For these elements, the remaining cost of future actions at the MGP sites is $10.5 million to $28.7 million. AGLC cannot at this time identify any single number within this range as a better estimate of its likely future costs. Finally, AGLC has estimates of certain other costs paid directly by AGLC related to administering the MGP program. Through January 2005, those costs are estimated to be $2.5 million; expenses beyond this period generally cannot be estimated at this time. Consequently, as of March 31, 2003, AGLC has recorded the sum of $89.5 million plus the lower end of the remaining range, $10.5 million, and the direct pay expenses of $2.5 million, less the cash payments made during the first quarter of calendar 2003 of $5.7 million, or a total of $96.8 million, as a liability. This amount is included in a corresponding regulatory asset. As of March 31, 2003, the regulatory asset was $186.6 million, which is a combination of the remaining liability of $96.8 million and unrecovered cash expenditures. As of March 31, 2002, this liability and corresponding regulatory asset was $153.7 million and $228.4 million. The liability does not include other potential expenses, such as unasserted property damage, personal injury or natural resource damage claims, unbudgeted legal expenses, or other costs for which AGLC may be held liable but with respect to which the amount cannot be reasonably forecast. This liability also does not include certain potential cost savings as described above.

Revenue Recognition

Unbilled Revenue

VNG and CGC employ rate structures that include volumetric rate designs that allow recovery of costs through gas usage. VNG and CGC recognize revenues from sales of natural gas and transportation services in the same period in which they deliver the related volumes to customers. VNG and CGC bill and recognize sales revenues from residential and certain commercial and industrial customers on the basis of scheduled meter readings. In addition, VNG and CGC record revenues for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. AGL Resources includes these revenues in the consolidated balance sheets as unbilled revenue. Included in the rates charged by VNG and CGC is a WNA factor, which offsets the impact of unusually cold or warm weather on operating margin. Beginning in November 2002, VNG's rates include a two-year experimental WNA program. For certain commercial and industrial customers and all wholesale customers, VNG and CGC recognize revenues based upon actual deliveries during the accounting period.

Southstar recognizes revenues from sales of natural gas and transportation services in the same period in which they deliver the related volumes to customers. Southstar bills and recognizes sales revenues from residential and certain commercial and industrial customers on the basis of scheduled meter readings. In addition, Southstar records revenues for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. For certain commercial and industrial customers and all wholesale customers, Southstar recognizes revenues based upon actual deliveries during the accounting period.

Wholesale Services

Wholesale services revenues are recorded when physical sales of natural gas and natural gas storage volumes are delivered to the specified delivery point based on contracted or market prices.   Revenues from commodities sold as part of wholesale services’ trading and derivative activities that are not designated as hedges are reflected net of the cost of these sales.  Derivative transactions are recorded at their fair value.

Wholesale services accounts for derivative instruments under FAS 133, which requires all derivatives, as defined therein to be reflected in the balance sheet at their fair value as risk management activities. The market prices or fair values used in determining the value of these contracts are Sequent’s best estimates utilizing information such as commodity exchange prices, over-the-counter quotes, volatility and time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. When the portfolio market value changes, primarily due to newly originated transactions and the effect of price changes, wholesale services recognizes the change of derivative instruments as a gain or loss in the period of change. Cash inflows and outflows associated with settlement of these risk management activities are recognized in operating cash flows, and any receivables and payables resulting from these activities resulting from these settlements are reported separately from risk management activities in the balance sheet as energy marketing receivables and payables.  AGL Resources adopted the net presentation provisions of the June 2002 consensus for EITF 02-03 in the third quarter of 2002. As required under that consensus, gains and losses from energy-trading activities are presented on a net basis. AGL Resources has restated prior periods' revenues and cost of sales in the comparative financial statements, resulting in costs totaling $1,151.2 million and $240.9 million being reclassified as a component of operating revenues as of March 31, 2003 and March 31, 2002, respectively.

During 2002, wholesale services accounted for transactions in connection with energy marketing and risk management activities under the fair value or mark-to-market methods of accounting, in accordance with FAS 133 and EITF 98-10. Under these methods, energy commodity contracts, including both physical transactions and financial instruments were recorded at fair value, with unrealized gains and/or losses reflected in earnings in the period of change.  Effective January 1, 2003, AGL Resources adopted the final provisions of EITF 02-03, which rescinded EITF 98-10.  Prior to EITF 02-03, wholesales services accounted for non-derivative energy instruments, such as contracts for storage capacity and physical natural gas inventory, at their fair value under EITF 98-10. As a result of the adoption, wholesale services adjusted the fair value of its non-derivative trading instruments to zero and now accounts for them under the accrual method of accounting.  In addition, wholesale services’ natural gas inventories are now recorded at the lower of cost or market.  The cumulative effect of the change in accounting principle resulted in a $12.6 million pre-tax reduction to income before cumulative effect of change in accounting principle ($7.8 million net of taxes) and a decrease of $12.6 million to energy marketing and risk management assets and a $4.8 million decrease to accumulated deferred income taxes in the accompanying condensed consolidated balance sheets.

AGL Networks

Revenues attributable to leases of dark fiber pursuant to indefeasible rights-of-use (IRU) agreements are recognized as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon execution of the agreement; however, in some cases AGL Networks receives up to the entire lease payment at the inception of the lease and recognizes revenue ratably over the lease term. This results in deferred revenue being recorded in AGL Resources’ condensed consolidated balance sheet. In addition, AGL Networks, has recognized sales revenues upon the execution of certain sales-type agreements for dark fiber when such agreements provide that title to such dark fiber will be transferred to the customer at the end of the agreement’s term. This sales-type accounting treatment is in accordance with EITF 00-11 and FAS 66, which provides that such transactions meet the criteria for sales-type lease accounting if the agreement obligates the lessor thereunder to deliver the lessee documents that convey ownership of the underlying asset to the lessee by the end of the lease term.

AGL Networks is obligated, under the dark fiber IRUs, to maintain the network in efficient working order and in accordance with industry standards. Customers contract with AGL Networks to provide maintenance services for the network. AGL Networks recognizes this maintenance revenue as services are provided.

AGL Networks also engages in construction projects on behalf of customers. Projects are considered substantially complete upon customer acceptance and the revenue and associated expenses are recorded at that time.

Accounting for Contingencies

AGL Resources' accounting policies for contingencies cover a variety of business activities, including contingencies for potentially uncollectible receivables, rate matters, and legal and environmental exposures. AGL Resources accrues for these contingencies when its assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated in accordance with FAS 5. AGL Resources' estimates for these liabilities are based on currently available facts and its estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ from estimates, and estimates can be, and often are, revised either negatively or positively, depending upon actual outcomes or expectations based on the facts surrounding each potential exposure.

#

Accounting for Pension Benefits

AGL Resources has a defined-benefit pension plan for the benefit of substantially all full-time employees and qualified retirees. AGL Resources uses several statistical and other factors that attempt to anticipate future events and to calculate the expense and liability related to the plan. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by AGL Resources. In addition, the actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense recorded in future periods.

The combination of poor equity market performance and historically low corporate bond rates has created a divergence in the estimated value of the pension liability and the actual value of the pension assets. These conditions resulted in an increase in AGL Resources' unfunded ABO and future pension expenses and could impact future contributions. The primary factors that drive the value of the unfunded ABO are the discount rate and the market value of plan assets as of year end.

As of December 31, 2002, AGL Resources recorded an additional minimum pension liability of $79.9 million, which resulted in an after tax charge to OCI of $48.5 million. To the extent that future expenses and contributions increase as a result of the additional minimum pension liability management believes that such increases are recoverable in all or in part, under AGL Resources’ future rate proceedings or mechanisms.

Equity market performance and corporate bond rates have a significant effect on the reported unfunded ABO as the primary assumptions that drive the value of the unfunded ABO are the discount rate and expected return on plan assets. A one-percentage point increase or decrease in the assumed discount rate could have approximately a negative or positive impact to the ABO of approximately $40.0 million. Additionally, a one-percentage point increase or decrease in the assumed expected return on assets would decrease or increase pension expense by approximately $2.5 million.

On February 14, 2003, AGL Resources contributed $6.5 million to the defined benefit plan which is expected to pension expense approximately $0.5 million for the twelve months ended December 31, 2003.

#

Regulatory and Legislative Overview

Federal Activity

The Pipeline Safety Improvement Act of 2002 was enacted on December 17, 2002, which has as its focus the improved safety and integrity of the industry’s large diameter transmission pipeline systems.  This act requires that the Office of Pipeline Safety (OPS) establish new regulations on the inspection of transmission pipelines by December 2003.   If OPS fails to do that, then there are identified requirements within the act which will require the Company to inspect all of our transmission lines in high consequence areas over the next 10 years and to take appropriate remedial action.  OPS issued a Notice of Proposed Rulemaking that is open for comments through April 30. Based on initial estimates, the bill will require the three utility subsidiaries to inspect and take remedial action on approximately 350 miles of large diameter pipelines with an estimated cost over that 10 year period of $22 million.   We believe that since the efforts that require these expenditures are federally mandated, the costs are recoverable in state regulatory proceedings.

On March 27, 2003, the FERC issued an order in connection with a show cause order that it had issued AGLC and other interstate pipelines in July 2002.  The decision upheld AGLC’s use of natural gas stored underground for system balancing and denied the request for AGLC to cease all dealings with Sequent with respect to the upstream interstate capacity.  The FERC also ruled that one of AGLC’s rate schedules that is not currently being used, does not conform to the Natural Gas Act requirements; however, they ruled that any state sales service(s) were acceptable.

State Activity

There was no significant adverse legislation passed in any of the three state jurisdictions in which we operate during the previous legislative sessions.

AGLC entered into an asset assignment settlement with all but one of the Marketers, the GPSC staff, industrial customers and the Governor’s Office of Consumer Affairs.  Since 1998, there have been numerous federal and state proceedings regarding the role of AGLC and its administration and assignment of interstate assets to the Marketers.  This settlement requires that:  AGLC file for tariffs to create two additional sales services and AGLC acquires and manages the interstate services and related natural gas stored underground which will be made available to the Marketers under the two additional sales services.  As required by the Natural Gas Consumers’ Relief Act, the GPSC has set a hearing schedule to begin in June to review the issues agreed to in the settlement.  In April, the GPSC approved the two additional sales services required to be created by this settlement.

The GPSC approved a joint recommendation between AGLC and the GPSC staff concerning service standards for AGLC.  These standards will be effective July 1, 2003, and include performance measures regarding meter reading accuracy and timeliness, customer commitment, call center response, lost and unaccounted for gas, demand forecasting, electronic bulletin board availability, leak response time and response to the GPSC.  Included in the order is a penalty structure for AGLC if the standards are not met of $50,000 per occurrence.  The Company is currently meeting or  exceeding these standards and does not anticipate incurring penalties.

The VSCC approved a settlement between VNG and the VSCC staff that would allow VNG to recognize a return of the acquisition premium paid by AGL Resources for VNG under its currently authorized rates, subject to review each year. This methodology incorporates a comparison of savings attributable to the new organization versus the costs resulting from the acquisition.  This settlement does not bind any of the parties in a future rate proceeding from considering other methods to measure savings or costs.

Additionally, the Tennessee legislature approved a bill to require the state to pay for relocations of intrastate transmission assets on utility’s right of ways.

#

Item 3. Quantitative and Qualitative Disclosure About Market Risk

AGL Resources is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that AGL Resources may incur as a result of changes in the fair value of a particular instrument or commodity. Interest rate risk results from AGL Resources' portfolio of debt and equity instruments that it issues to provide financing and liquidity for its business. Credit risk results from the extension of credit throughout all aspects of AGL Resources’ business, but is particularly concentrated in distribution operations at AGLC and in wholesale services.

The RMC is responsible for the overall establishment of risk management policies and the monitoring of compliance with and adherence to the terms within these policies, including the delegation of approval and authorization levels. The RMC consists of senior executives who monitor commodity price risk positions, corporate exposures, credit exposures and overall results of AGL Resources' risk management activities. The RMC is chaired by the chief risk officer, who is responsible for ensuring that appropriate reporting mechanisms exist for the RMC to perform its monitoring functions.

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

The financial and other derivative instruments require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. Sequent does not designate its derivative instruments to manage risk exposure to energy prices as hedges under FAS 133. Therefore, the fair values of these instruments are included in energy marketing and risk management assets and liabilities in the condensed consolidated balance sheets based upon the criteria outlined in FAS 133. Additionally, energy-trading contracts accounted for under the new rescinded EITF 98-10 were also recorded in energy marketing and risk management assets and liabilities in the condensed consolidated balance sheets at March 31, 2003.  Under the mark-to-market method of accounting, derivative instruments are recorded at fair value in the accompanying condensed consolidated balance sheets. The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments. The maturities of these financial instruments are less than two years and represent purchases (long) of 231.5 billion cubic feet and sales (short) of 181.9 billion cubic feet. For the first quarter 2003, the unrealized gain related to derivative instruments as a result of energy marketing and risk management activities was $9.5 million, excluding the cumulative effect of change in accounting principle.

The fair values and average values of Sequent's energy marketing and risk management assets and liabilities as of March 31, 2003 are included in the following table. The average values are based on a monthly average for the first quarter 2003.

	Energy Marketing and Risk Management Assets		Energy Marketing and Risk Management Liabilities
In millions	Average Value	Value at March 31, 2003	Average Value	Value at March 31, 2003
Natural gas contracts	$13.8	$16.0	$19.9	$12.3

Sequent employs a systematic approach to the evaluation and management of the risks associated with its contracts related to wholesale marketing and risk management, including VaR.  VaR is defined as the worst loss expected to be suffered over a given period of time with a given probability. Sequent uses a 95% confidence interval to evaluate the VaR exposure. A 95% confidence interval means there is a 5% probability that the actual change in portfolio value will be greater than the VaR value. The holding period is the time over which the variability of the value of the portfolio is assessed. Sequent's VaR model is based on weighted historical price changes. Sequent's VaR may not be comparable to a similarly titled measure of another company.

#

Sequent's open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to the chief risk officer. Because asset optimization is one of Sequent's primary responsibilities, the open exposure is minimal and as a result Sequent has relatively low VaR limits. Sequent employs daily risk testing using both VaR and stress testing to capture open risk.

Based on a 95% confidence interval and employing a 1-day and a 20-day holding period for all positions, Sequent's portfolio of positions as of March 31, 2003 and December 31, 2002 had a 1-day holding period VaR and 20-day holding period VaR of:

1-Day Holding Period VaR	For the three-months ending:
In millions	High	Low (1)	Average	As of: (1)
March 31, 2003	$2.5	$0.0	$0.2	$0.0
December 31, 2002	0.3	0.0	0.1	0.1

20-Day Holding Period VaR	For the three-months ending:
In millions	High	Low (1)	Average	As of: (1)
March 31, 2003	$6.7	$0.0	$0.5	$0.0
December 31, 2002	0.8	0.0	0.2	0.3

(1)

$0.0 values represent amounts less than $0.1 million.

Sequent management actively monitors open commodity positions and the resulting VaR. Sequent continues to maintain relatively matched book with a minimal open commodity positions; however, due to the combination of higher prices and extreme volatility during the first quarter 2003, Sequent posted higher VaR calculations in comparison to the previous quarter.  During the week of March 3rd, Sequent’s 1-Day VaR and 20-Day VaR reached a peak of $2.5 million and $6.7 million, respectively. This occurred during a period of record volatility on the NYMEX and the physical cash market. The higher VaR calculations during this period were not associated with any overall trading losses for the month. Management actively worked to reduce its positions so that the accompanying VaR would be reduced during the volatile period.

Energy Investments. SouthStar manages a portion of its commodity price risks through hedging activities using derivative financial instruments and physical commodity contracts. Financial contracts in the form of futures, options and swaps are used to hedge the price volatility of natural gas. These derivative transactions qualify as cash flow hedges and SouthStar records the fair value of the open positions in its balance sheet with the unrealized gain or loss in other comprehensive income.

Ninety-four percent of SouthStar’s residential and commercial customers buy gas on a variable pricing basis and six percent buy gas on a fixed price basis. The price risk associated with these fixed price sales is hedged using physical contracts and derivative instruments.

Interest Rate Risk

Interest rate fluctuations expose AGL Resources' variable-rate debt to changes in interest expense and cash flows. AGL Resources' policy is to manage interest expense using a combination of fixed and variable rate debt. To facilitate the achievement of desired fixed and variable rate debt percentages (of total debt), AGL Capital entered into interest rate swaps where it agreed to exchange, at specified intervals, the difference between fixed and variable amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge the fair values of $100.0 million of the senior notes and $75.0 million of the $150.0 million trust preferred securities.

	Market Value of Interest Rate Swap Derivatives
In millions				Market Value
Notional Amount	Fixed Rate Payment	Variable Rate Received	Maturity	March 31, 2003	December 31, 2002
$75.0	8.0%	3 Month LIBOR Plus 131.5 bps	May 15, 2041	$5.9	$6.1

100.0	7.1%	6 Month LIBOR Plus 340.0 bps	January 14, 2011	(1.4)	$-

AGL Resources' variable-rate debt consists of commercial paper, Sequent’s line of credit and the swapped portion of the $300.0 million senior notes and $150.0 million trust preferred securities, which totaled $136.0 million, $0.8 million and $175.0 million, respectively, as of March 31, 2003. Based on outstanding borrowings at quarter-end, a 100 basis point change in market interest rates from 1.4% to 2.4% at March 31, 2003 would result in a change in annual pre tax expense or cash flows of $2.3 million. As of March 31, 2003, $30.0 million of long-term fixed debt obligations mature in the following 12 months. Any new debt obtained to refinance this obligation would be exposed to changes in interest rates.

Credit Risk

Distribution Operations. AGLC has a concentration of credit risk related to the provision of services to Georgia's Marketers. AGLC bills ten Marketers in Georgia for services. These Marketers, in turn, bill end-use customers. Credit risk exposure to Marketers varies with the time of the year. Exposure is lowest in the non-peak summer months and highest in the peak winter months. The provisions of AGLC's tariff allow AGLC to obtain security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from AGLC.

In addition, intrastate delivery service is billed by AGLC to the Marketers in advance rather than in arrears. Security support is provided in the form of cash deposits, letters of credit/surety bonds from acceptable issuers and corporate guarantees from investment grade entities. The RMC reviews monthly the adequacy of security support coverage, credit rating profiles of security support providers and payment status of each Marketer. AGL Resources believes that adequate policies and procedures have been put in place to properly quantify, manage and report on AGLC's credit risk exposure to Marketers.

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

Concentration of credit risk occurs at AGLC, where costs for distribution operations are charged out and collected from Marketers and poolers. For the first quarter 2003, the four largest Marketers based on customer count, one of which is AGL Resources’ partially owned affiliate, accounted for approximately 47.3% of AGL Resources' and 56.0% of distribution operations' operating margin.

Sequent, serving marketer, utility and industrial customers, also has a concentration of credit risk measured by 60-day receivable exposure. By this measure, Sequent’s top 20 counterparties represent approximately 80% of the total exposure of $292 million. The average credit rating of counterparties to which Sequent has exposure is BBB/Baa2.

Wholesale Services. Sequent has established credit policies to determine and monitor the credit-worthiness of counterparties, as well as the quality of pledged collateral and use of master netting agreements whenever possible to mitigate exposure to counterparty credit risk. Master netting agreements enable Sequent to net certain assets and liabilities by counterparty. Sequent also nets across product lines and against cash collateral provided such provisions are established in the master netting and cash collateral agreements. Additionally, Sequent may require counterparties to pledge additional collateral when deemed necessary. Credit evaluations are conducted and appropriate approvals obtained for each counterparty's line of credit before any transaction with the counterparty is executed. In most cases, the counterparty must have a minimum long-term debt rating of Baa2 from Moody's or BBB from S&P. Transaction counterparties that do not have either of the above ratings require credit enhancements by way of guaranty, cash deposit or letter of credit. The following table shows Sequent's commodity receivable and payable as of March 31, 2003 and December 31, 2002. As of March 31, the weighted average credit rating of Sequent’s counterparties was BBB.

#

Gross receivable	As of:
In millions	March 31, 2003	December 31, 2002	Change
Receivables with netting agreements in place:
Counterparty is investment grade	$405.8	$188.2	$217.6
Counterparty is non-investment grade	21.5	22.8	(1.3)
Counterparty has no external rating	29.7	25.1	4.6

Receivables without netting agreements in place:
Counterparty is investment grade	10.0	3.7	6.3
Counterparty is non-investment grade	1.6	0.4	1.2
Counterparty has no external rating	0.1	-	0.1
Amount recorded on balance sheet	$468.7	$240.2	$228.5

Gross payable	As of:
In millions	March 31, 2003	December 31, 2002	Change
Receivables with netting agreements in place:
Counterparty is investment grade	$285.2	$139.8	$145.4
Counterparty is non-investment grade	69.3	36.6	32.7
Counterparty has no external rating	38.7	28.4	10.3

Receivables without netting agreements in place:
Counterparty is investment grade	65.0	37.4	27.6
Counterparty is non-investment grade	3.8	2.2	1.6
Counterparty has no external rating	4.5	6.3	(1.8)
Amount recorded on balance sheet	$466.5	$250.7	$215.8

The increase in Sequent’s commodity receivable and payable of $228.5 million and $215.8 million, respectively, is mostly a result of increased wholesale marketing prices.

Energy Investments. SouthStar has 580,031 customers, comprising approximately 38% of the Georgia residential market. SouthStar has established credit guidelines and risk management for each customer type:

•

Firm residential and small commercial customers are scored using a national reporting agency and only customers that meet or exceed SouthStar’s credit threshold are enrolled without security.

•

Potential interruptible and large commercial customers are investigated through reference checks, review of publicly available financial statements and review of commercially available credit reports.

•

Physical wholesale counterparties are assigned an internal credit rating and credit limit prior to entering into a physical transaction based on their Moody’s and S&P rating, commercially available credit reports and audited financial statements.

#

•

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. AGL Resources' chief executive officer and chief financial officer, after evaluating the effectiveness of AGL Resources' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"), have concluded that AGL Resources' disclosure controls and procedures were effective in timely alerting them to material information relating to AGL Resources (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)

Changes in internal controls. There were no significant changes in AGL Resources' internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date. As a result, there were no corrective actions to be taken.

#

PART II -- OTHER INFORMATION

ITEM 1.

  LEGAL PROCEEDINGS

The nature of the business of AGL Resources and its subsidiaries ordinarily results in periodic regulatory proceedings before various state and federal authorities and/or litigation incidental to the business.  For information regarding pending federal and state regulatory matters, see "Regulatory and Legislative Overview" contained in Item 2 of Part I under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

#

PART II -- OTHER INFORMATION - Continued

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

None

(b)

Reports on Form 8-K.

•

On January 24, 2003, AGL Resources furnished a Current Report on Form 8-K dated January 24, 2003, containing “Item 9 – Regulation FD Disclosure.”

•

On January 31, 2003, AGL Resources furnished a Current Report on Form 8-K dated January 31, 2003, containing “Item 9 – Regulation FD Disclosure.”

•

On January 31, 2003, AGL Resources furnished a Current Report on Form 8-K dated January 31, 2003, containing “Item 9 – Regulation FD Disclosure.”

•

On January 31, 2003, AGL Resources filed a Current Report on Form 8-K dated January 31, 2003, containing “Item 5 – Other Events.”

•

On January 31, 2003, AGL Resources filed a Current Report on Form 8-K dated January 31, 2003, containing “Item 5 – Other Events.”

•

On February 4, 2003, AGL Resources filed a Current Report on Form 8-K dated January 31, 2003, containing “Item 5 – Other Events.”

•

On February 7, 2003, AGL Resources furnished a Current Report on Form 8-K dated February 6, 2003, containing “Item 9 – Regulation FD Disclosure.”

•

On March 10, 2003, AGL Resources filed a Current Report on Form 8-K dated March 5, 2003, containing “Item 4 – Changes in Registrant’s Certifying Accountant” and “Item 7 – Financial Statements and Exhibits.”

#

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)
Date: April 21, 2003	/s/ Richard T. O'Brien
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

Date: April 21, 2003	/s/ Paula G. Rosput
Chairman, President and Chief Executive Officer

#

I, Richard T. O'Brien, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AGL Resources Inc.;

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

Date: April 21, 2003	/s/ Richard T. O'Brien
Executive Vice President and Chief Financial Officer

#