Form 10-K/A
period 2004-12-31
AGL RESOURCES INC
filed 2006-06-01
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, for the purpose of correcting the format of the certifications filed previously as Exhibit 31 with the original Form 10-K, which are attached hereto as Exhibits 31.1 and 31.2.

This amendment does not reflect events occurring after the filing of the original Form 10-K or, except as indicated above and except for updating changes to the list of exhibits in Item 15, modify or update the information in the original Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10.1.ai	Description of Directors’ Compensation (Exhibit 10.1, AGL Resources Inc. Form 8-K dated December 1, 2004).

10.1.aj	Form of Stock Award Agreement for Non-Employee Directors (Exhibit 10.1.aj, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.ak	Form on Nonqualified Stock Option Agreement for Non-Employee Directors (Exhibit 10.1.ak, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.al	Summary of AGL Resources Inc. Annual Team Performance Incentive Plan for 2004 (Exhibit 10.1, AGL Resources Inc. Form 8-K dated February 2, 2005).

10.2	Guaranty Agreement, effective November 30, 2003, by and between Atlanta Gas Light Company and AGL Resources Inc. (Exhibit 10.3, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2003).

10.3
Form of Commercial Paper Dealer Agreement between AGL Capital Corporation, as Issuer, AGL Resources Inc., as Guarantor, and the Dealers named therein, dated September 25, 2000 (Exhibit 10.79, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

10.4
Guarantee of AGL Resources Inc., dated October 5, 2000, of payments on promissory notes issued by AGL Capital Corporation (AGL Capital) pursuant to the Issuing and Paying Agency Agreement dated September 25, 2000, between AGL Capital and The Bank of New York (Exhibit 10.80, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 2000).

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

10.9
Three Year Credit Agreement, dated May 26, 2004, by and between AGL Resources Inc., as Guarantor, AGL Capital Corporation, as Borrower, and the Lenders named therein, (Exhibit 10.1, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2004).

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

12	Statements of computation of ratios (Exhibit 12, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

14	AGL Resources Inc. Code of Ethics for its Chief Executive Officer and its Senior Financial Officers (Exhibit 14, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

21	Subsidiaries of AGL Resources Inc. (Exhibit 21, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (Exhibit 23.1, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Exhibit 23.2, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

23.3	Consent of Ernst & Young LLP, independent registered public accounting firm (Exhibit 23.3, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

24	Powers of Attorney (included with Signature Page hereto).

31	Rule 13a-14(a)/15d-14(a) Certifications (Exhibit 31, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

31.1	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a).

31.2	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32	Section 1350 Certifications (Exhibit 32, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 1, 2006.

AGL RESOURCES INC.

By: /s/ John W. Somerhalder II
John W. Somerhalder II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 1, 2006.

Signatures	Title

/s/ John W. Somerhalder II	President and Chief Executive Officer
John W. Somerhalder II	(Principal Executive Officer)

/s/ Andrew W. Evans	Executive Vice President and Chief Financial Officer
Andrew W. Evans	(Principal Financial Officer)

/s/ Bryan E. Seas	Vice President, Controller and Chief Accounting Officer
Bryan E. Seas	(Principal Accounting Officer)

D. Raymond Riddle*	Chairman
Thomas D. Bell, Jr.*	Director
Charles R. Crisp*	Director
Michael J. Durham*	Director
Arthur E. Johnson*	Director
Wyck A. Knox, Jr.*	Director
Dennis M. Love*	Director
Dean R. O’Hare	Director
James A. Rubright*	Director
Felker W. Ward, Jr.*	Director
Bettina M. Whyte*	Director
Henry C. Wolf*	Director

*By: /s/ Paul R. Shlanta
Paul R. Shlanta, Attorney-in-Fact
June 1, 2006