Form 10-Q/A
period 2005-03-31
AGL RESOURCES INC
filed 2006-06-01
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No  __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2005
Common Stock, $5.00 Par Value	77,109,918

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2005, for the purpose of correcting the format of the certifications filed previously as Exhibit 31 with the original Form 10-Q, which are attached hereto as Exhibits 31.1 and 31.2.

This amendment does not reflect events occurring after the filing of the original Form 10-Q or, except as indicated above and except for updating changes to the list of exhibits in Item 6, modify or update the information in the original Form 10-Q.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the state of Georgia (incorporated herein by reference to Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to AGL Resources Inc. Registration Statement on Form S-4, No. 33-99826).

3.2	Bylaws, as amended on October 29, 2003 (incorporated herein by reference to Exhibit 3.2 of AGL Resources Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

31	Rule 13a-14(a) / 15d-14(a) Certifications (incorporated herein by reference to Exhibit 31 of AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2005).

31.1	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a).

31.2	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32	Section 1350 Certifications (incorporated herein by reference to Exhibit 32 of AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2005).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)

Date: June 1, 2006	/s/ Andrew W. Evans
Executive Vice President and Chief Financial Officer