Form 10-Q/A
period 2005-06-30
AGL RESOURCES INC
filed 2006-06-01
CIK 1004155

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2005, for the purpose of correcting the format of the certifications filed previously as Exhibits 31.1 and 31.2.

This amendment does not reflect events occurring after the filing of the original Form 10-Q or, except as indicated above and except for updating changes to the list of exhibits in Item 6, modify or update the information in the original Form 10-Q.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation filed January 5, 1996, with the Secretary of State of the state of Georgia (incorporated herein by reference to Exhibit B, Proxy Statement and Prospectus filed as a part of Amendment No. 1 to AGL Resources Inc. Registration Statement on Form S-4, No. 33-99826).

3.2.a	Articles of Amendment to the Amended and Restated Articles of Incorporation of AGL Resources Inc. (incorporated herein by reference to Exhibit 3.2.a of AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2005).

3.2.b	Form of Amended and Restated Articles of Incorporation filed January 5, 1996 with the Secretary of State of the state of Georgia, as amended by the Articles of Amendment to the Amended and Restated Articles of Incorporation filed May 9, 2005 with the Secretary of the state of Georgia (incorporated herein by reference to Exhibit 3.2.b of AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2005).

3.3	Bylaws, as amended on October 29, 2003 (incorporated herein by reference to Exhibit 3.2 of AGL Resources Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

31.1	Certification of Paula Rosput Reynolds pursuant to Rule 13a - 14(a) (incorporated herein by reference to Exhibit 31.1 of AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2005).

31.2	Certification of Richard T. O’Brien pursuant to Rule 13a-14(a) (incorporated herein by reference to Exhibit 31.2 of AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2005).

31.3	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a).

31.4	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32.1	Certification of Paula Rosput Reynolds pursuant to 18 U.S.C. Section 1350 (incorporated herein by reference to Exhibit 32.1 of AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2005).

32.2	Certification of Richard T. O’Brien pursuant to 18 U.S.C. Section 1350, (incorporated herein by reference to Exhibit 32.2 of AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2005).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)

Date: June 1, 2006	/s/ Andrew W. Evans
Executive Vice President and Chief Financial Officer