Form 10-K/A
period 2005-12-31
AGL RESOURCES INC
filed 2006-06-01
CIK 1004155

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders (“Proxy Statement”) held May 3, 2006, are incorporated by reference in Part III.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, for the purpose of amending Item 9A to clarify that there have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are also correcting the format of the certifications filed previously as Exhibits 31.1 and 31.2 with the original Form 10-K.  In addition, in connection with the filing of this amendment, we are including updated consent letters from our independent registered public accounting firm and from SouthStar Energy Services LLC’s independent registered public accounting firm as exhibits, and we are furnishing certain other currently dated certifications of our chief executive officer and chief financial officer as exhibits.

The remainder of the information contained in the original Form 10-K is reproduced in this amendment, but this amendment does not reflect events occurring after the filing of the original Form 10-K or, except as indicated above, modify or update the information in the original Form 10-K.

TABLE OF CONTENTS

		Page(s)
Glossary of Key Terms & Referenced Accounting Standards		5

Part I
Item 1.	Business	6
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6-7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 4A.	Executive Officers of the Registrant	8
Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9-10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-52
	Cautionary Statement Regarding Forward-Looking Information	12
	Overview	12-15
	Results of Operations	16-35
	AGL Resources	16-20
	Distribution Operations	21-26
	Retail Energy Operations	26-28
	Wholesale Services	28-32
	Energy Investments	32-34
	Corporate	34-35
	Liquidity and Capital Resources	36-41
	Critical Accounting Policies	41-46
	Accounting Developments	46
	Risk Factors	46-52
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52-55
Item 8.	Financial Statements and Supplementary Data	56-95
	Consolidated Balance Sheets	56-57
	Statements of Consolidated Income	58
	Statements of Consolidated Common Shareholders’ Equity	59
	Statements of Consolidated Cash Flows	60
	Note 1 - Accounting Policies and Methods of Application	61-66
	Note 2 - Acquisition of NUI	66
	Note 3 - Recent Accounting Pronouncements
	Note 4 - Risk Management
	Note 5 - Regulatory Assets and Liabilities	69-72
	Note 6 - Employee Benefit Plans	73-79
	Note 7 - Stock-based and Other Incentive Compensation Plans	79-82
	Note 8 - Common Shareholders’ Equity	82-83
	Note 9 - Debt	84-86
	Note 10 - Commitments and Contingencies	87-88
	Note 11 - Fair Value of Financial Instruments	88
	Note 12 - Income Taxes	88-89
	Note 13 - Related Party Transactions	89
	Note 14 - Segment Information	90-92
	Note 15 - Quarterly Financial Information (Unaudited)	93
	Reports of Independent Auditors	94-95
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95
Item 9A.	Controls and Procedures	96
Item 9B.	Other Information	96

TABLE OF CONTENTS - continued

Part III
Item 10.	Directors and Executive Officers of the Registrant	96-97
Item 11.	Executive Compensation	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions	97
Item 14.	Principal Accountant Fees and Services	97
Part IV
Item 15.	Exhibits and Financial Statement Schedules	97-102
Signatures		103
Schedule II		104

GLOSSARY OF KEY TERMS

Atlanta Gas Light	Atlanta Gas Light Company
AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
Chattanooga Gas	Chattanooga Gas Company
Credit Facility	Credit agreement supporting our commercial paper program
EBIT
Earnings before interest and taxes, a non-GAAP measure that includes operating income, other income, equity in SouthStar’s income, minority interest in SouthStar’s earnings, donations and gain on sales of assets and excludes interest and tax expense; as an indicator of our operating performance, EBIT should not be considered an alternative to, or more meaningful than, operating income or net income as determined in accordance with GAAP

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

Pivotal Jefferson Island	Pivotal Jefferson Island Storage & Hub, LLC
Pivotal Propane	Pivotal Propane of Virginia, Inc.
Pivotal Utility	Pivotal Utility Holding, Inc., parent company of Elizabethtown Gas, Elkton Gas and Florida City Gas
PGA	Purchased gas adjustment
PRP	Pipeline replacement program
PUHCA	Public Utility Holding Company Act of 1935, as amended
Sequent	Sequent Energy Management, L.P.
SFAS	Statement of Financial Accounting Standards
SouthStar	SouthStar Energy Services LLC
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission

REFERENCED ACCOUNTING STANDARDS

APB 20	Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”
APB 25	APB Opinion No. 25, “Accounting for Stock Issued to Employees”
EITF 98-10	Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”
EITF 99-02	EITF Issue No. 99-02, “Accounting for Weather Derivatives”
EITF 02-03	EITF Issue No. 02-03, “Issues Involved in Accounting for Contracts under EITF Issue No. 98-10, ‘Accounting for Contracts Involved in Energy Trading and Risk Management Activities’”
FIN 46 & FIN 46R	FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”
FIN 47	FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”
SFAS 5	Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”
SFAS 13	SFAS No. 13, “Accounting for Leases”
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123 & SFAS 123R	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS 131	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141, “Business Combinations”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 149	SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”
SFAS 154	SFAS No. 154, “Accounting Changes and Error Corrections”

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

Name, age and position with the Company	Periods served

D. Raymond Riddle, Age 72
Interim Chairman and Chief Executive Officer	January 2006 - Present
Director	May 1978 - Present
Chairman	August 2000 - February 2002

Kevin P. Madden, Age 53 (1)
Executive Vice President, External Affairs	November 2005 - Present
Executive Vice President, Distribution and Pipeline Operations	April 2002 - November 2005
Executive Vice President, Legal, Regulatory and Governmental Strategy	September 2001 - April 2002

R. Eric Martinez, Age 37
Executive Vice President, Utility Operations	November 2005 - Present
Senior Vice President, Business Process Initiatives	August 2005 - November 2005
Vice President and General Manager of Elizabethtown Gas	December 2004 - August 2005
Senior Vice President, Engineering & Construction of Pivotal Energy Development	August 2003 - December 2004
Chief Operating Officer of AGL Networks, LLC	December 2002 - August 2003
Executive Vice President and General Manager of AGL Networks, LLC	June 2002 - December 2002
Vice President, Business Development	October 2000 - June 2002

Andrew W. Evans, Age 39 (2)
Senior Vice President and Chief Financial Officer	September 2005 - Present
Vice President and Treasurer	April 2002 - September 2005

Melanie M. Platt, Age 51
Senior Vice President, Human Resources	September 2004 - Present
Senior Vice President and Chief Administrative Officer	October 2000 - September 2004
Vice President of Investor Relations	May 1998 - November 2002
Vice President and Corporate Secretary	January 1995 - June 2002

Paul R. Shlanta, Age 48
Executive Vice President, General Counsel and Chief Ethics and Compliance Officer	September 2005 - Present
Senior Vice President, General Counsel and Chief Corporate Compliance Officer	September 2002 - September 2005
Senior Vice President, General Counsel and Corporate Secretary	July 2002 - September 2002
Senior Vice President and General Counsel	September 1998 - July 2002

Bryan E. Seas, Age 45 (3)
Vice President, Controller and Chief Accounting Officer	September 2005 - Present
Vice President and Controller	July 2003 - September 2005

(1)	Mr. Madden served as general counsel and chief legal advisor to the Federal Energy Regulatory Commission from January 2001 to September 2001.
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
•
restrictions under the Public Utility Holding Company Act of 1935, as amended (PUHCA), on our payment of dividends out of capital or unearned surplus without prior permission from the SEC. The PUHCA was repealed effective February 8, 2006. For more information about the repeal and its effect on us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Additionally, under Georgia law, the payment of cash dividends to the holders of our common stock is limited to our legally available assets and subject to the prior payment of dividends on any outstanding shares of preferred stock and junior preferred stock. Our assets are not legally available for paying cash dividends if, after payment of the dividend

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

The information required by this item regarding securities authorized for issuance under our equity compensation plans is contained under the caption “Executive Compensation - Equity Compensation Plan Information” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders filed on March 20, 2006, and such information is incorporated herein by reference. All such information will be incorporated by reference from the Proxy Statement in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” hereof.

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

Operating margin increased $255 million or 30%, primarily reflecting the NUI and Pivotal Jefferson Island acquisitions and completion of the Pivotal Propane facility in Virginia, as well as improved margins at SouthStar, Sequent and AGL Networks. Excluding the addition of the NUI utilities, distribution operations’ margins improved by $8 million mainly as a result of higher pipeline replacement revenues and additional carrying costs charged to retail marketers in Georgia for gas storage. Retail energy operations’ margins were up $14 million, due primarily to higher commodity margins. Wholesale services’ operating margin increased $39 million year over year, primarily due to activity during the third and fourth quarters of 2005. Energy investments’ margins were also up $27 million, primarily as a result of the acquisition of Jefferson Island that contributed $13 million; contributions from NUI’s nonutility businesses of $8 million; contribution from Pivotal Propane of $3 million; and improved operating margin at AGL Networks of $4 million.

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
(4)
Rate base for Elizabethtown Gas based on amounts filed in a 2002 rate case; however no specific rate base was authorized due to settlement by stipulation with the New Jersey Board of Public Utilities. A 53% rate base of equity for Elizabethtown Gas was authorized in most recent rate case; however, 50% is used for rate of return calculation purposes based on estimated current regulatory capital structure.

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

An increase in the cost of gas due to higher natural gas commodity costs generally has no direct effect on our utility’s net operating margin and net income due to the PGA mechanisms at our utilities. However, net income may be reduced as a result of higher expenses that may be incurred for bad debt, as well as lower volumes of natural gas deliveries to customers due to customer conservation and thus lower natural gas consumption.

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

Sequent’s energy-trading contracts are recorded on an accrual basis as required under the EITF Issue No. 02-03, “Issues Involved in Accounting for Contracts under EITF Issue No. 98-10, ‘Accounting for Contracts Involved in Energy Trading and Risk Management Activities’” (EITF 02-03) rescission of EITF 98-10, unless they are derivatives that must be recorded at fair value under SFAS 133.

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
(3)  A subsidiary of NUI entered into two 20-year agreements for the firm transportation and storage of natural gas during 2003 with annual aggregate demand charges of approximately $5 million. As a result of our acquisition of NUI and in accordance with SFAS No. 141, “Business Combinations," we valued the contracts at fair value. The $38 million allocated to accrued pipeline demand charges in our consolidated balance sheets as of December 31, 2005 represents our estimate of the fair value of the acquired contracts. The liability will be amortized over the remaining lives of the contracts.
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

Our latest available estimate as of December 31, 2005 for those elements of the remediation program with in-place contracts or engineering cost estimates is $12 million for Atlanta Gas Light’s Georgia and Florida sites. This is a reduction of $24 million from the estimate as of December 31, 2004 of projected engineering and in-place contracts, resulting from program expenditures during 2005. For elements of the remediation program where Atlanta Gas Light still cannot perform engineering cost estimates, considerable variability remains in available estimates. The estimated remaining cost of future actions at these sites is $15 million. Atlanta Gas Light estimates certain other costs it pays related to administering the remediation program and remediation of sites currently in the investigation phase. Through January 2007, Atlanta Gas Light estimates the administration costs to be $4 million. Beyond 2007, these costs are not estimable.

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

At December 31, 2005, we had an increase in our minimum pension liability by approximately $8 million, resulting in an after-tax loss to OCI of $5 million. This adjustment reflected our funding contributions to the plan and updated valuations for the projected benefit obligation and plan assets. To the extent that our future expenses and contributions increase as a result of the additional minimum pension liability, we believe that such increases are recoverable in whole or in part under future rate proceedings or mechanisms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AGL Resources Inc.
Consolidated Balance Sheets - Assets

	As of:
In millions	December 31, 2005	December 31, 2004
Current assets
Cash and cash equivalents	$30	$49
Receivables
Energy marketing	675	514
Gas	303	180
Unbilled revenues	246	189
Other	11	21
Less allowance for uncollectible accounts	(15)	(15)
Total receivables	1,220	889
Inventories
Natural gas stored underground	509	320
Other	34	12
Total inventories	543	332
Energy marketing and risk management assets	103	44
Unrecovered environmental remediation costs - current portion	31	27
Unrecovered pipeline replacement program costs - current portion	27	24
Other current assets	78	89
Total current assets	2,032	1,454
Property, plant and equipment
Property, plant and equipment	4,791	4,615
Less accumulated depreciation	1,520	1,437
Property, plant and equipment - net	3,271	3,178
Deferred debits and other assets
Goodwill	422	354
Unrecovered pipeline replacement program costs	276	337
Unrecovered environmental remediation costs	165	173
Other	85	141
Total deferred debits and other assets	948	1,005
Total assets	$6,251	$5,637
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
See Notes to Consolidated Financial Statements.

AGL Resources Inc.
Statements of Consolidated Income

	Years ended December 31,
In millions, except per share amounts	2005	2004	2003
Operating revenues	$2,718	$1,832	$983
Operating expenses
Cost of gas	1,626	995	339
Operation and maintenance	477	377	283
Depreciation and amortization	133	99	91
Taxes other than income taxes	40	29	28
Total operating expenses	2,276	1,500	741
Gain on sale of Caroline Street campus	-	-	16
Operating income	442	332	258
Equity in earnings of SouthStar Energy Services LLC	-	-	46
Other losses	(1)	-	(6)
Minority interest	(22)	(18)	-
Interest expense	(109)	(71)	(75)
Earnings before income taxes	310	243	223
Income taxes	117	90	87
Income before cumulative effect of change in accounting principle	193	153	136
Cumulative effect of change in accounting principle, net of $5 in taxes	-	-	(8)
Net income	$193	$153	$128
Per Common Share Data
Basic
Income before cumulative effect of change in accounting principle	$2.50	$2.30	$2.15
Cumulative effect of change in accounting principle	-	-	(0.12)
Basic earnings per common share	$2.50	$2.30	$2.03
Fully diluted
Income before cumulative effect of change in accounting principle	$2.48	$2.28	$2.13
Cumulative effect of change in accounting principle	-	-	(0.12)
Fully diluted earnings per common share	$2.48	$2.28	$2.01
Cash dividends paid per common share	$1.30	$1.15	$1.11
Weighted average number of common shares outstanding
Basic	77.3	66.3	63.1
Fully diluted	77.8	67.0	63.7
See Notes to Consolidated Financial Statements.

AGL Resources Inc.
Statements of Consolidated Common Shareholders’ Equity

			Premium on		Other	Shares Held
	Common Stock		Common	Earnings	Comprehensive	in Treasury
In millions, except per share amounts	Shares	Amount	Stock	Reinvested	Income	and Trust	Total
Balance as of December 31, 2002	57.8	$289	$210	$279	$(49)	$(19)	$710
Comprehensive income:
Net income	-	-	-	128	-	-	128
Other comprehensive income (OCI) - gain resulting from unfunded pension obligation (net of tax of $6)	-	-	-	-	8	-	8
Unrealized gain from equity investment hedging activities (net of tax )	-	-	-	-	1	-	1
Total comprehensive income							137
Dividends on common stock ($1.11 per share)	-	-	-	(70)	-	-	(70)
Issuance of common shares:
Equity offering on February 14, 2003	6.7	32	105	-	-	-	137
Benefit, stock compensation, dividend reinvestment and stock purchase plans (net of tax benefit of $2)	-	1	11	-	-	19	31
Balance as of December 31, 2003	64.5	322	326	337	(40)	-	945
Comprehensive income:
Net income	-	-	-	153	-	-	153
OCI - loss resulting from unfunded pension obligation (net of tax benefit of $7)	-	-	-	-	(11)	-	(11)
Unrealized gain from hedging activities (net of tax of $2)	-	-	-	-	4	-	4
Other	-	-	-	-	1	-	1
Total comprehensive income							147
Dividends on common stock ($1.15 per share)	-	-	-	(75)	-	-	(75)
Issuance of common shares:
Equity offering on November 24, 2004	11.0	55	277	-	-	-	332
Benefit, stock compensation, dividend reinvestment and stock purchase plans (net of tax benefit of $5)	1.2	7	29	-	-	-	36
Balance as of December 31, 2004	76.7	384	632	415	(46)	-	1,385
Comprehensive income:
Net income	-	-	-	193	-	-	193
OCI - loss resulting from unfunded pension obligation (net of tax benefit of $3)	-	-	-	-	(5)	-	(5)
Unrealized loss from hedging activities (net of tax benefit of $1)	-	-	-	-	(2)	-	(2)
Total comprehensive income							186
Dividends on common stock ($1.30 per share)	-	-	-	(100)	-	-	(100)
Issuance of common shares:
Benefit, stock compensation, dividend reinvestment and stock purchase plans (net of tax benefit of $9)	1.1	5	23	-	-	-	28
Balance as of December 31, 2005	77.8	$389	$655	$508	$(53)	$-	$1,499
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

Inventories

For our regulated subsidiaries, we record natural gas stored underground at weighted average costs, except for gas stored by Atlanta Gas Light on behalf of SouthStar. For our nonregulated subsidiaries, primarily Sequent Energy Management, L.P. (Sequent), SouthStar and Pivotal Jefferson Island Storage & Hub, L.L.C. (Pivotal Jefferson Island), we account for natural gas inventory at the lower of weighted average cost or market. For volumes of gas stored by Sequent under park and loan arrangements that are payable or to be repaid at predetermined dates to third parties, we record the inventory at fair value. Materials and supplies inventories are stated at the lower of average cost or market.

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

As of December 31, 2005, a notional principal amount of $100 million of these interest rate swap agreements effectively converted the interest expense associated with a portion of our senior notes from fixed rates to variable rates based on an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a spread determined at the swap date. The floating rate swap range for our interest rate swaps for the year ended December 31, 2005 was 7.2%.

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

Wholesale Services Sequent has a concentration of credit risk for services it provides to marketers and to utility and industrial customers. This credit risk is measured by 30-day receivable exposure plus forward exposure, which is generally concentrated in 20 of its customers. Sequent evaluates the credit risk of its customers using a Standard & Poor’s Ratings Services (S&P) equivalent credit rating, which is determined by a process of converting the lower of the S&P or Moody’s Investors Service (Moody’s) rating to an internal rating ranging from 9.00 to 1.00, with 9.00 being equivalent to AAA/Aaa by S&P and Moody’s and 1.00 being equivalent to D or Default by S&P and Moody’s. A customer that does not have an external rating is assigned an internal rating based on Sequent’s analysis of the strength of its financial ratios. At December 31, 2005, Sequent’s top 20 customers represented approximately 52% of the total credit exposure of $554 million, derived by adding together the top 20 customers’ exposures and dividing by the total of Sequent’s counterparties’ exposures. Sequent’s customers or the customers’ guarantors had a weighted average S&P equivalent rating of A- at December 31, 2005.

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

As of December 31, 2005, Atlanta Gas Light had recorded a current liability of $30 million, representing expected program expenditures for the next 12 months and a long-term liability of $235 million, representing expected program expenditures from 2007 through the end of the program in 2013.

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

We awarded shares of restricted stock to our key employees and shares of company stock to our nonemployee directors, net of forfeitures, in the following amounts:

	2005 (1)	2004	2003
Employees	133,542	51,300	244,128
Nonemployee directors	7,621	8,727	12,152
Total	141,163	60,027	256,280

Weighted average fair value at yearend	$34.44	$32.45	$27.15
(1)	Includes 35,342 shares that were converted as a result of the 2002 performance units that vested.

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

2005
Dollars in millions	Amount	% of Pretax Income
Computed tax expense at statutory rate	$109	35.0%
State income tax, net of federal income tax benefit	11	3.7
Amortization of investment tax credits	(2)	(0.6)
Flexible dividend deduction	(2)	(0.6)
Other - net	1	0.2
Total income tax expense at effective rate	$117	37.7%

2004
Dollars in millions	Amount	% of Pretax Income
Computed tax expense at statutory rate	$85	35.0%
State income tax, net of federal income tax benefit	9	3.5
Amortization of investment tax credits	(1)	(0.6)
Flexible dividend deduction	(2)	(0.6)
Other - net	(1)	(0.2)
Total income tax expense at effective rate	$90	37.1%

2003
Dollars in millions	Amount	% of Pretax Income
Computed tax expense at statutory rate	$78	35.0%
State income tax, net of federal income tax benefit	8	3.8
Amortization of investment tax credits	(1)	(0.6)
Flexible dividend deduction	(1)	(0.6)
Other - net	3	1.4
Total income tax expense at effective rate	$87	39.0%

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

/s/ Andrew W. Evans
Andrew W. Evans
Senior Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference to the captions “Election of Directors” and “Corporate Governance - Committees of the Board,” “Audit Committee” and “Nominating and Corporate Governance Committee - Nomination of Director Candidates” in the Proxy Statement for our 2006 Annual Meeting of Shareholders (the Proxy Statement), filed on March 20, 2006. The information required by this item with respect to the executive officers is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is containted under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. All such information that is provided in the Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions “Director Compensation,” “Compensation and Management Development Committee Report,” “Compensation and Management Development Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Stock Performance Graph” in the Proxy Statement referred to in Item 10 above. All such information that is provided in the Proxy Statement is incorporated herein by reference, except for the information under the captions “Compensation and Management Development Committee Report” and “Stock Performance Graph,” which is specifically not so incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the captions “Share Ownership” and “Executive Compensation - Equity Compensation Plan Information” in the Proxy Statement referred to in Item 10 above. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the captions “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10 above. All such information that is provided in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the caption “Proposal 3 - Ratification of the Appointment of PricewaterhouseCoopers LLP as Our Independent Auditor for 2006” in the Proxy Statement referred to in Item 10 above. All such information that is provided in the Proxy Statement is incorporated herein by reference.

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

•	Financial Statement Schedule II. Valuation and Qualifying Accounts - Allowance for Uncollectible Accounts and Income Tax Valuations

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

14	AGL Resources Inc. Code of Ethics for its Chief Executive Officer and its Senior Financial Officers (Exhibit 14, AGL Resources Inc. Form 10-K for the year ended December 31, 2004).

21	Subsidiaries of AGL Resources Inc. (Exhibit 21, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2005).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm

24	Powers of Attorney (Exhibit 24, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2005).

31.1	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a)

31.2	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a)

32.1	Certification of John W. Somerhalder II pursuant to 18 U.S.C. Section 1350

32.2	Certification of Andrew W. Evans pursuant to 18 U.S.C. Section 1350

(b)	Exhibits filed as part of this report.

See Item 15(a)(3).

(c)	Financial statement schedules filed as part of this report. See Item 15(a)(2).

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

Signatures	Title

/s/ John W. Somerhalder II	President and Chief Executive Officer (Principal Executive Officer)
John W. Somerhalder II

/s/ Andrew W. Evans	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Andrew W. Evans

/s/ Bryan E. Seas	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Bryan E. Seas

D. Raymond Riddle*	Chairman
Thomas D. Bell, Jr.*	Director
Charles R. Crisp*	Director
Michael J. Durham*	Director
Dean R. O’Hare*	Director
Arthur E. Johnson*	Director
Wyck A. Knox, Jr.*	Director
Dennis M. Love*	Director
James A. Rubright*	Director
Felker W. Ward, Jr.*	Director
Bettina M. Whyte*	Director
Henry C. Wolf*	Director

*By: /s/ Bryan E. Seas
Bryan E. Seas
Attorney-in-Fact
June 1, 2006

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