Form 10-Q
period 2007-06-30
AGL RESOURCES INC
filed 2007-08-02
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding as of July 26, 2007
Common Stock, $5.00 Par Value	77,695,018

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2007

PART I - Financial Information Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
		As of
In millions, except share data	June 30, 2007	December 31, 2006	June 30, 2006
Current assets
Cash and cash equivalents	$17	$20	$37
Inventories	608	597	642
Energy marketing receivables	423	505	401
Receivables (less allowance for uncollectible accounts of $19 at June 30, 2007, $15 at Dec. 31, 2006 and $21 at June 30, 2006)	178	375	183
Energy marketing and risk management assets	69	159	96
Unrecovered pipeline replacement program costs	27	27	27
Unrecovered environmental remediation costs	25	27	30
Other	86	112	92
Total current assets	1,433	1,822	1,508
Property, plant and equipment
Property, plant and equipment	5,100	4,976	4,876
Less accumulated depreciation	1,598	1,540	1,510
Property, plant and equipment-net	3,502	3,436	3,366
Deferred debits and other assets
Goodwill	420	420	420
Unrecovered pipeline replacement program costs	236	247	259
Unrecovered environmental remediation costs	139	143	155
Other	67	79	80
Total deferred debits and other assets	862	889	914
Total assets	$5,797	$6,147	$5,788
Current liabilities
Energy marketing trade payables	$510	$510	$431
Short-term debt	339	539	455
Payables	145	213	135
Accrued expenses	127	120	108
Customer deposits	42	42	38
Accrued pipeline replacement program costs	39	35	32
Energy marketing and risk management liabilities	22	41	46
Deferred purchased gas adjustment	16	24	19
Accrued environmental remediation costs	11	13	12
Other	70	129	96
Total current liabilities	1,321	1,666	1,372
Accumulated deferred income taxes	507	505	422
Long-term liabilities
Accrued pipeline replacement program costs	187	202	217
Accumulated removal costs	166	162	159
Accrued environmental remediation costs	90	83	89
Accrued pension obligations	82	78	92
Accrued postretirement benefit costs	27	32	45
Other	161	146	153
Total long-term liabilities	713	703	755
Commitments and contingencies (Note 7)
Minority interest	40	42	34
Capitalization
Long-term debt	1,544	1,622	1,632
Common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,672	1,609	1,573
Total capitalization	3,216	3,231	3,205
Total liabilities and capitalization	$5,797	$6,147	$5,788

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2007	2006	2007	2006
Operating revenues	$467	$436	$1,440	$1,480
Operating expenses
Cost of gas	233	219	828	874
Operation and maintenance	111	113	227	230
Depreciation and amortization	36	34	71	68
Taxes other than income	9	10	20	20
Total operating expenses	389	376	1,146	1,192
Operating income	78	60	294	288
Other income (expense)	-	-	1	(2)
Interest expense, net	(27)	(29)	(58)	(59)
Minority interest	(2)	-	(24)	(19)
Earnings before income taxes	49	31	213	208
Income taxes	19	12	81	79
Net income	$30	$19	$132	$129

Basic earnings per common share	$0.40	$0.25	$1.71	$1.66
Diluted earnings per common share	$0.40	$0.25	$1.70	$1.65
Cash dividends paid per common share	$0.41	$0.37	$0.82	$0.74
Weighted-average number of common shares outstanding
Basic	77.5	77.7	77.5	77.8
Diluted	77.9	78.1	77.9	78.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY (UNAUDITED)

			Premium on		Other	Shares
	Common Stock		common	Earnings	comprehensive	Held in
In millions, except per share amount	Shares	Amount	stock	reinvested	loss	Treasury	Total
Balance as of December 31, 2006	77.7	$390	$664	$601	$(32)	$(14)	$1,609
Comprehensive income:
Net income	-	-	-	132	-	-	132
Realized gain from hedging activities (net of tax benefit of $3)	-	-	-	-	(6)	-	(6)
Pension adjustment (net of tax benefit of $-)	-	-	-	-	1	-	1
Total comprehensive income							127
Dividends on common shares ($0.82 per share)	-	-	-	(64)	-	2	(62)
Benefit, dividend reinvestment and share purchase plans	-	-	(1)	-	-	-	(1)
Issuance of treasury shares	0.6	-	(4)	(4)	-	21	13
Purchase of treasury shares	(0.5)	-	-	-	-	(20)	(20)
Stock-based compensation expense (net of tax benefit of $2)	-	-	6	-	-	-	6
Balance as of June 30, 2007	77.8	$390	$665	$665	$(37)	$(11)	$1,672

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
In millions	2007	2006
Cash flows from operating activities
Net income	$132	$129
Adjustments to reconcile net income to net cash flow provided by operating activities
Change in risk management assets and liabilities	82	(62)
Depreciation and amortization	71	68
Minority interest	24	19
Deferred income taxes	(15)	20
Changes in certain assets and liabilities
Receivables	279	636
Inventories	(11)	(99)
Payables	(68)	(473)
Other - net	(5)	(1)
Net cash flow provided by operating activities	489	237
Cash flows from investing activities
Property, plant and equipment expenditures	(125)	(113)
Other	-	5
Net cash flow used in investing activities	(125)	(108)
Cash flows from financing activities
Net payments and borrowings of short-term debt	(265)	(67)
Dividends paid on common shares	(62)	(58)
Distribution to minority interest	(23)	(22)
Purchase of treasury shares	(20)	(15)
Payments of long-term debt	(11)	-
Payment of notes payable to AGL Capital Trust I	-	(150)
Issuance of senior notes	-	175
Issuance of treasury shares	13	8
Other	1	7
Net cash flow used in financing activities	(367)	(122)
Net (decrease) increase in cash and cash equivalents	(3)	7
Cash and cash equivalents at beginning of period	20	30
Cash and cash equivalents at end of period	$17	$37
Cash paid during the period for
Interest	$57	$53
Income taxes	$55	$19

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.) of America (GAAP). We have prepared the accompanying unaudited condensed consolidated financial statements under the rules of the Securities and Exchange Commission (SEC). Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. However, the condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these condensed consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 7, 2007.

Due to the seasonal nature of our business, our results of operations for the three and six months ended June 30, 2007 and 2006, and our financial condition as of December 31, 2006, and June 30, 2007 and 2006, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Basis of Presentation

Our condensed consolidated financial statements include our accounts, the accounts of our majority-owned and controlled subsidiaries and the accounts of variable interest entities for which we are the primary beneficiary. This means that our accounts are combined with our subsidiaries’ accounts. We have eliminated any intercompany profits and transactions in consolidation; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process. Certain amounts from prior periods have been reclassified and revised to conform to the current period presentation. Specifically, $39 million at December 31, 2006, and $22 million at June 30, 2006, of net deferred income taxes associated with current assets and liabilities previously presented in accumulated deferred income taxes have been presented in other current liabilities for all balance sheet dates presented herein.

We own a noncontrolling 70% financial interest in SouthStar Energy Services, LLC (SouthStar), and Piedmont Natural Gas Company (Piedmont) owns the remaining 30%. Our 70% interest is noncontrolling because all significant management decisions require approval by both owners. We record the earnings allocated to Piedmont as a minority interest in our consolidated statements of income and we record Piedmont’s portion of SouthStar’s capital as a minority interest in our consolidated balance sheets.

We are the primary beneficiary of SouthStar’s activities and have determined that SouthStar is a variable interest entity as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R). We determined that SouthStar is a variable interest entity because our equal voting rights with Piedmont are not proportional to our contractual obligation to absorb 75% of any losses or residual returns from SouthStar (except those losses and returns related to customers in Ohio and Florida). Earnings related to customers in Ohio and Florida are allocated 70% to us and 30% to Piedmont. In addition, SouthStar obtains substantially all its transportation capacity for delivery of natural gas through our wholly owned subsidiary, Atlanta Gas Light Company (Atlanta Gas Light).

Inventories

For our distribution operations subsidiaries, we record natural gas stored underground at weighted-average cost. For Sequent Energy Management, L.P. (Sequent) and SouthStar, we account for natural gas inventory at the lower of weighted-average cost or market (LOCOM).

Sequent and SouthStar evaluate the average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the weighted-average cost are other than temporary. For any declines considered to be other than temporary, we record adjustments to reduce the weighted-average cost of the natural gas inventory to market price. SouthStar did not record adjustments in the first six months of 2007 or 2006. Sequent recorded adjustments of $3 million for the three and six months ended June 30, 2007. This compares to Sequent’s adjustments of $8 million for the three months and $13 million for the six months ended June 30, 2006.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123(R), “Share Based Payment” (SFAS 123R). On January 30, 2007, we issued grants of approximately 664,000 stock options and 124,000 restricted stock units, which will result in the recognition of approximately $2 million of stock-based compensation expense in 2007. We use the Black-Scholes pricing model to determine the fair value of the options granted. On an annual basis, we evaluate the assumptions and estimates used to calculate our stock-based compensation expense.

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

	Three months ended June 30,
In millions	2007	2006
Cash flow hedges:
Net derivative unrealized losses arising during the period (net of taxes of $- in 2007 and 2006)	$(1)	$(1)
Less reclassification of realized losses included in income (net of taxes of $1 in 2006)	-	2
Pension adjustments (net of taxes of $- in 2007)	1	-
Total	$-	$1

	Six months ended June 30,
In millions	2007	2006
Cash flow hedges:
Net derivative unrealized gains arising during the period (net of taxes of $4 in 2006)	$-	$6
Less reclassification of realized gains included in income (net of taxes of $3 in 2007 and $2 in 2006)	(6)	(3)
Pension adjustments (net of taxes of $- in 2007)	1	-
Total	$(5)	$3

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

	Three months ended June 30,
In millions	2007	2006
Denominator for basic earnings per share (1)	77.5	77.7
Assumed exercise of restricted stock, restricted stock units and stock options	0.4	0.4
Denominator for diluted earnings per share	77.9	78.1
(1)	Daily weighted-average shares outstanding.

	Six months ended June 30,
In millions	2007	2006
Denominator for basic earnings per share (1)	77.5	77.8
Assumed exercise of restricted stock, restricted stock units and stock options	0.4	0.4
Denominator for diluted earnings per share	77.9	78.2
     (1)  Daily weighted-average shares outstanding.

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Each of our estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. The most significant estimates include our pipeline replacement program (PRP) accruals, environmental liability accruals, allowance for contingencies, pension and postretirement obligations, derivative and hedging activities and provision for income taxes. Our actual results could differ from our estimates, and such differences could be material.

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

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. We will adopt SFAS 157 on January 1, 2008, and we are currently evaluating the impact it will have on our consolidated financial condition, results of operations and cash flows.

FSP FIN 39-1 FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts” (FIN 39) was issued in March 1992 and provides guidance related to offsetting payable and receivable amounts related to certain contracts, including derivative contracts. It was effective for financial statements issued for periods beginning after December 15, 1993.

FASB Staff Position 39-1 “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1), was issued in April 2007, which amends FIN 39 and addresses whether a company with a master netting arrangement can offset fair value amounts of derivative instruments against a receivable or payable. We enter into derivative contracts, but FSP 39-1 will not have a material effect on our consolidated financial condition.

Note 2 - Risk Management

Our risk management activities are monitored by our Risk Management Committee (RMC). The RMC consists of members of senior management and is charged with reviewing and enforcing our risk management activities and policies. Our risk management policies limit the use of derivative financial instruments and physical hedges within pre-defined risk tolerances associated with pre-existing or anticipated physical natural gas sales and purchases and system use and storage.

We use the following derivative financial instruments and physical hedges to manage commodity price, interest rate, weather and foreign currency risks:

•	forward contracts
•	futures contracts
•	options contracts
•	financial swaps
•	treasury locks
•	weather derivative contracts
•	storage and transportation capacity transactions
•	foreign currency forward contracts

During the quarter ended June 30, 2007, Sequent entered into foreign currency forward contracts in connection with its 2007 expansion into Canada. Sequent accounts for these contracts in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The contracts are recorded at fair value and marked to market in our condensed consolidated balance sheets, with changes in fair value recorded in earnings in the period of change. The amounts outstanding at June 30, 2007 were not material.

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

In millions	June 30, 2007	Dec. 31, 2006	June 30, 2006
Regulatory assets
Unrecovered PRP costs	$263	$274	$286
Unrecovered ERC	164	170	185
Unrecovered postretirement benefit costs	12	13	13
Unrecovered purchased gas adjustment	5	14	1
Elizabethtown Gas hedging program	-	16	-
Unrecovered seasonal rates	-	11	-
Other	23	20	19
Total regulatory assets	467	518	504
Associated assets
Elizabethtown Gas hedging program	8	-	9
Total regulatory and associated assets	$475	$518	$513
Regulatory liabilities
Accumulated removal costs	$166	$162	$159
Regulatory tax liability	21	22	17
Unamortized investment tax credit	17	18	18
Deferred purchased gas adjustment	16	24	19
Deferred seasonal rates	9	-	9
Elizabethtown Gas hedging program	8	-	9
Other	16	17	15
Total regulatory liabilities	253	243	246
Associated liabilities
PRP costs	226	237	249
ERC	92	87	92
Elizabethtown Gas hedging program	-	16	-
Total associated liabilities	318	340	341
Total regulatory and associated liabilities	$571	$583	$587

There have been no significant changes to our regulatory assets and liabilities as described in Note 3 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 4 - Employee Benefit Plans

SFAS 158 In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). We adopted SFAS 158 prospectively on December 31, 2006. SFAS 158 requires that we recognize all obligations related to defined benefit pension and other postretirement benefits. This statement requires that we quantify the plans’ funding status as an asset or a liability on our consolidated balance sheets.

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

	Three months ended
	June 30,
In millions	2007	2006
Service cost	$2	$2
Interest cost	6	6
Expected return on plan assets	(8)	(8)
Amortization of prior service cost	-	-
Recognized actuarial loss	1	2
Net cost	$1	$2

	Six months ended
	June 30,
In millions	2007	2006
Service cost	$4	$4
Interest cost	12	13
Expected return on plan assets	(16)	(16)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	3	4
Net cost	$2	$4

Our employees do not contribute to these retirement plans. We fund the plans by contributing at least the minimum amount required by applicable regulations and as recommended by our actuary. However, we may also contribute in excess of the minimum required amount. We calculate the minimum amount of funding using the projected unit credit cost method. The Pension Protection Act (the Act) of 2006 contains new funding requirements for single employer defined benefit pension plans. The Act establishes a 100% funding target for plan years beginning after December 31, 2007. However, a delayed effective date of 2011 may apply if the pension plan meets the following targets: 92% funded in 2008; 94% funded in 2009; and 96% funded in 2010. No contribution is required for our qualified plans in 2007.

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

We sponsor two defined benefit postretirement health care plans for our eligible employees: the AGL Resources Inc. Postretirement Health Care Plan and the NUI Corporation Postretirement Health Care Plan. Eligibility for these benefits is based on age and years of service. The following are the combined cost components of these two postretirement benefit plans for the periods indicated:

	Three months ended
	June 30,
In millions	2007	2006
Service cost	$-	$-
Interest cost	2	2
Expected return on plan assets	(1)	(1)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	-	-
Net cost	$-	$-

	Six months ended
	June 30,
In millions	2007	2006
Service cost	$-	$-
Interest cost	3	3
Expected return on plan assets	(2)	(2)
Amortization of prior service cost	(2)	(2)
Recognized actuarial loss	-	1
Net cost	$(1)	$-

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP, we made matching contributions to participant accounts of $4 million and $3 million in the first six months of 2007 and 2006, respectively.

Note 5 - Common Shareholders’ Equity

Share Repurchase Program

In March 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock to be used for issuances under the Officer Incentive Plan. In the six months ended June 30, 2007, we purchased 10,667 shares. As of June 30, 2007, we had purchased a total of 297,234 shares, leaving 302,766 shares authorized for purchase.

In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. These purchases are intended to offset share issuances under our employee and non-employee director incentive compensation plans and our dividend reinvestment and stock purchase plans. Stock purchases under this program may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we will purchase, and we can terminate or limit the program at any time. We will hold the purchased shares as treasury shares. During the six months ended June 30, 2007, we repurchased 472,800 shares at a weighted-average price of $41.93. As of June 30, 2007, we had repurchased a total of 1,500,300 shares at a weighted-average price of $38.33.

Note 6 - Debt

Our issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions, the SEC and the Federal Energy Regulatory Commission (FERC). Our financing consists of short and long-term debt. The following table provides more information on our various debt securities. There have been no significant changes to our debt since December 31, 2006, which was described in Note 7 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

			Outstanding as of:
In millions	Year(s) due	Int. rate (1)	June 30, 2007	Dec. 31, 2006	June 30, 2006
Short-term debt
Commercial paper (2)	2007	5.4%	$250	$508	$438
Notes Payable to AGL Capital Trust I	2007	8.2	77	-	-
Pivotal Utility Holdings, Inc. line of credit (3)	2007	5.7	11	17	13
Capital leases	2007	4.9	1	1	1
Sequent lines of credit (4)	2007	-	-	2	3
Current portion of long-term debt	2007	-	-	11	-
Total short-term debt (5)		5.9%	$339	$539	$455
Long-term debt - net of current portion
Senior notes	2011-2034	4.5-7.1%	$1,150	$1,150	$1,150
Gas facility revenue bonds, net of unamortized issuance costs	2022-2032	3.6-5.3	199	199	199
Medium-term notes	2012-2027	6.6-9.1	196	196	208
Notes payable to AGL Capital Trust I	2037	-	-	77	77
Capital leases	2013	4.9	5	6	6
AGL Capital interest rate swaps	2011	9.0	(6)	(6)	(8)
Total long-term debt (5)		6.0%	$1,544	$1,622	$1,632

Total debt(5)		6.0%	$1,883	$2,161	$2,087

(1)	As of June 30, 2007.
(2)	The daily weighted-average interest rates were 5.4% and 4.8% for the six months ended June 30, 2007 and 2006, respectively.
(3)	The daily weighted-average interest rates were 5.9% and 5.3% for the six months ended June 30, 2007 and 2006, respectively.
(4)	The daily weighted-average interest rates were 5.7% and 5.3% for the six months ended June 30, 2007 and 2006, respectively.
(5)	Weighted-average interest rate, including interest rate swaps if applicable and excluding debt issuance and other financing-related costs.

In June 2007, we refinanced $55 million of our gas facility revenue bonds due June 2032.The original bonds had a fixed interest rate of 5.7% per year and were refunded with $55 million of adjustable-rate gas facility revenue bonds. The maturity date of these bonds remains June 2032. The bonds were issued at an initial annual interest rate of 3.8%, which was the interest rate at June 30, 2007. The bonds have a 35-day auction period where the interest rate will adjust every 35 days.

In June 2007, we extended Sequent’s $25 million line of credit through June 2008. This unsecured line of credit, which bears interest at the federal funds effective rate plus 0.4%, is used solely for the posting of margin deposits for New York Mercantile Exchange (NYMEX) transactions and is unconditionally guaranteed by us.

In June 2007, we provided a redemption notice to AGL Capital Trust I, the holder of our $75 million, 8.17% junior subordinated debentures and classified the balance, together with a $2 million note payable, representing our common securities investment in AGL Capital Trust I, to short-term debt. While these junior subordinated debentures had an original maturity date of June 1, 2037, the terms of the junior subordinated debentures permitted prepayment of the obligation represented by the junior subordinated debentures at any time subsequent to June 1, 2007. However, the terms also require that we pay a premium to AGL Capital Trust I in the event that we redeem these debentures prior to the maturity date. In July 2007, we used the proceeds from the sale of commercial paper to pay AGL Capital Trust I the $75 million principal amount plus a $3 million premium in connection with the early redemption of the junior subordinated debentures, and to pay the $2 million note with respect to our common securities interest in AGL Capital Trust I.

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

Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our contingent financial commitments as of June 30, 2007.

	Commitments due before Dec. 31,
In millions	Total	2007	2008 & thereafter
Standby letters of credit and performance and surety bonds	$16	$10	$6

Litigation

We are involved in litigation arising in the normal course of business. The ultimate resolution of such litigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

There have been no significant changes in the Jefferson Island litigation, which was described in Note 8 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006. The ultimate resolution of such litigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Note 8 - Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We adopted the provisions of FIN 48 on January 1, 2007. At the date of adoption, and as of June 30, 2007, we did not and do not have a liability for unrecognized tax benefits. Based on current information, we do not anticipate that this will change materially in the next year.

We recognize accrued interest and penalties related to uncertain tax positions in operating expenses in the condensed consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the company did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

We file a U.S. federal consolidated income tax return and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service or any state for years before 2002.

Note 9 - Segment Information

Our four operating segments are as follows:

•	Distribution operations consists primarily of:
o	Atlanta Gas Light Company
o	Chattanooga Gas Company
o	Elizabethtown Gas
o	Elkton Gas
o	Florida City Gas
o	Virginia Natural Gas, Inc.
•	Retail energy operations consists of SouthStar
•	Wholesale services consists of Sequent
•	Energy investments consists primarily of:
o	AGL Networks, LLC
o	Golden Triangle Storage, Inc.
o	Jefferson Island Storage and Hub, LLC
o	Pivotal Propane of Virginia

We treat corporate, our fifth segment, as a non-operating business segment, and it currently includes AGL Services Company, AGL Capital Corporation and the effect of intercompany eliminations. We have eliminated any intercompany profits and transactions in consolidation for the three and six months ended June 30, 2007 and 2006, from our condensed consolidated statements of income. However, we have not eliminated intercompany profits when such amount are probable of recovery under the affiliates' rate regulation process.

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

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The reconciliations of EBIT to operating income and net income for the three and six months ended June 30, 2007 and 2006, are presented in the following table.

	Three months ended June 30,
In millions	2007	2006
Operating revenues	$467	$436
Operating expenses	389	376
Operating income	78	60
Minority interest	(2)	-
EBIT	76	60
Interest expense	(27)	(29)
Earnings before income taxes	49	31
Income taxes	19	12
Net income	$30	$19

	Six months ended June 30,
In millions	2007	2006
Operating revenues	$1,440	$1,480
Operating expenses	1,146	1,192
Operating income	294	288
Other income (expense)	1	(2)
Minority interest	(24)	(19)
EBIT	271	267
Interest expense	(58)	(59)
Earnings before income taxes	213	208
Income taxes	81	79
Net income	$132	$129

Balance sheet information at December 31, 2006, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$4,565	$406
Retail energy operations	298	-
Wholesale services	849	-
Energy investments	373	14
Corporate and intercompany eliminations (2)	62	-
Consolidated AGL Resources	$6,147	$420

(1)  Identifiable assets are those assets used in each segment’s operations.
(2)  Our corporate segment’s assets consist primarily of intercompany eliminations, cash and cash equivalents and property, plant and equipment.

Summarized income statement information, identifiable and total assets, goodwill and property, plant and equipment expenditures as of and for the three and six months ended June 30, 2007 and 2006, by segment are shown in the following tables.

Three months ended June 30, 2007

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (2)	Consolidated AGL Resources
Operating revenues from external parties	$268	$171	$18	$9	$1	$467
Intercompany revenues (1)	41	-	-	-	(41)	-
Total operating revenues	309	171	18	9	(40)	467
Operating expenses
Cost of gas	126	145	3	-	(41)	233
Operation and maintenance	83	17	8	5	(2)	111
Depreciation and amortization	30	2	-	1	3	36
Taxes other than income taxes	7	-	1	-	1	9
Total operating expenses	246	164	12	6	(39)	389
Operating income (loss)	63	7	6	3	(1)	78
Other income (expense)	1	-	-	(1)	-	-
Minority interest	-	(2)	-	-	-	(2)
EBIT	$64	$5	$6	$2	$(1)	$76

Capital expenditures for property, plant and equipment	$52	$1	$-	$6	$13	$72

Three months ended June 30, 2006
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (2)	Consolidated AGL Resources
Operating revenues from external parties	$254	$153	$19	$10	$-	$436
Intercompany revenues (1)	39	-	-	-	(39)	-
Total operating revenues	293	153	19	10	(39)	436
Operating expenses
Cost of gas	113	136	8	2	(40)	219
Operation and maintenance	84	16	9	4	-	113
Depreciation and amortization	29	1	1	1	2	34
Taxes other than income taxes	9	-	-	1	-	10
Total operating expenses	235	153	18	8	(38)	376
Operating income (loss)	58	-	1	2	(1)	60
Other income (expense)	1	-	-	-	(1)	-
Minority interest	-	-	-	-	-	-
EBIT	$59	$-	$1	$2	$(2)	$60

Capital expenditures for property, plant and equipment	$45	$2	$-	$6	$13	$66

(1)
Intercompany revenues - Wholesale services records its energy marketing and risk management revenue on a net basis. Wholesale services’ total operating revenues include intercompany revenues of $171 million and $118 million for the three months ended June 30, 2007 and 2006, respectively.

(2)	Our corporate segment’s assets consist primarily of intercompany eliminations, cash and cash equivalents and property, plant and equipment.

Six months ended June 30, 2007

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$860	$525	$37	$18	$-	$1,440
Intercompany revenues (1)	100	-	-	-	(100)	-
Total operating revenues	960	525	37	18	(100)	1,440
Operating expenses
Cost of gas	529	396	3	-	(100)	828
Operation and maintenance	171	34	17	10	(5)	227
Depreciation and amortization	59	3	1	2	6	71
Taxes other than income taxes	16	-	1	1	2	20
Total operating expenses	775	433	22	13	(97)	1,146
Operating income (loss)	185	92	15	5	(3)	294
Other income (expense)	2	-	-	(1)	-	1
Minority interest	-	(24)	-	-	-	(24)
EBIT	$187	$68	$15	$4	$(3)	$271

Identifiable and total assets (2)	$4,702	$223	$779	$272	$(179)	$5,797
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures for property, plant and equipment	$93	$1	$1	$10	$20	$125

Six months ended June 30, 2006
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$850	$543	$67	$20	$-	$1,480
Intercompany revenues (1)	83	-	-	-	(83)	-
Total operating revenues	933	543	67	20	(83)	1,480
Operating expenses
Cost of gas	508	432	13	4	(83)	874
Operation and maintenance	169	34	20	9	(2)	230
Depreciation and amortization	58	2	1	2	5	68
Taxes other than income taxes	17	-	-	1	2	20
Total operating expenses	752	468	34	16	(78)	1,192
Operating income (loss)	181	75	33	4	(5)	288
Other income (expense)	1	(2)	-	-	(1)	(2)
Minority interest	-	(19)	-	-	-	(19)
EBIT	$182	$54	$33	$4	$(6)	$267

Identifiable and total assets (2)	$4,455	$190	$814	$333	$(4)	$5,788
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures for property, plant and equipment	$78	$3	$1	$7	$24	$113

(1)
Intercompany revenues - Wholesale services records its energy marketing and risk management revenue on a net basis. Wholesale services’ total operating revenues include intercompany revenues of $353 million and $294 million for the six months ended June 30, 2007 and 2006, respectively.

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

We caution readers that, in addition to the important factors described elsewhere in this report, the factors set forth in Item 1a, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006, among others, could cause our business, results of operations or financial condition in 2007 and thereafter to differ significantly from those expressed in any forward-looking statements. There also may be other factors that we cannot anticipate or that are not described in our Form 10-K or in this report that could cause results to differ significantly from our expectations.

Forward-looking statements are only as of the date they are made, and we do not update these statements to reflect subsequent circumstances or events.

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business and the sale of natural gas to end-use customers primarily in Georgia through our retail natural gas marketing business. As of July 2007, our six utilities serve 2.3 million end-use customers, making us the largest distributor of natural gas in the southeastern and mid-Atlantic regions of the United States (U.S.) based on customer count. Although our retail natural gas marketing business is not subject to the same regulatory framework as our utilities, it is an integral part of the retail framework for providing gas service to end-use customers in Georgia.

We also engage in natural gas asset management and related logistics activities for our own utilities as well as for nonaffiliated companies; natural gas storage arbitrage and related activities; and the development and operation of high-deliverability underground natural gas storage assets. These businesses allow us to be opportunistic in capturing incremental value at the wholesale level, provide us with deepened business insight about natural gas market dynamics and facilitate our ability, in the case of asset management, to provide transparency to regulators as to how that value can be captured to benefit our utility customers through profit-sharing arrangements. Given the volatile and changing nature of the natural gas resource base in North America and globally, we believe that participation in these related businesses strengthens our company. We manage these businesses through four operating segments - distribution operations, retail energy operations, wholesale services, energy investments and a non-operating corporate segment.

Distribution Operations - The distribution operations segment is the largest component of our business and includes these utilities in six states:

•	Atlanta Gas Light Company (Atlanta Gas Light) in Georgia
•	Chattanooga Gas Company (Chattanooga Gas) in Tennessee
•	Elizabethtown Gas in New Jersey
•	Elkton Gas in Maryland
•	Florida City Gas in Florida
•	Virginia Natural Gas, Inc. (Virginia Natural Gas) in Virginia

Each utility operates subject to regulations of the state regulatory agencies in its service territories with respect to rates charged to our customers, maintenance of accounting records and various other service and safety matters. Rates charged to our customers vary according to customer class (residential, commercial or industrial) and rate jurisdiction. Rates are set at levels that generally should allow us to recover all prudently incurred costs, including a return on rate base sufficient to pay interest on debt and provide a reasonable return for our shareholders.

With the exception of our Atlanta Gas Light subsidiary, earnings in our distribution operations segment can be affected by customer consumption patterns that are a function of weather conditions and price levels for natural gas. Atlanta Gas Light charges rates to its customers primarily as monthly fixed charges. Our non-Georgia jurisdictions have various regulatory mechanisms that allow us to recover our costs, but they are not direct offsets to the potential impacts of weather and customer consumption on earnings.

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

We continuously monitor the performance of our utilities to determine whether rates need to be adjusted through the regulatory process. We have long-term fixed rate settlements in our three largest franchises in Georgia, New Jersey and Virginia. In July 2007, the Tennessee Regulatory Authority ordered the second phase of Chattanooga Gas’ rate case to be closed. There was no change to Chattanooga Gas’ rates or rate design.

Retail Energy Operations - Our retail energy operations segment consists of SouthStar Energy Services LLC, (SouthStar), a joint venture owned 70% by us and 30% by Piedmont Natural Gas Company, Inc. (Piedmont). SouthStar markets natural gas and related services to retail customers on an unregulated basis, principally in Georgia, as well as to commercial and industrial customers in Alabama, Florida, Ohio, Tennessee, North Carolina and South Carolina. SouthStar is the largest marketer of natural gas in Georgia with an approximate 35% market share.

Although our ownership interest in the SouthStar partnership is 70%, the majority of SouthStar's earnings in Georgia are allocated by contract 75% to us and 25% to Piedmont. Earnings related to customers in Ohio and Florida are allocated 70% to us and 30% to Piedmont. We record the earnings allocated to Piedmont as a minority interest in our condensed consolidated statements of income, and we record Piedmont’s portion of SouthStar’s capital as a minority interest in our condensed consolidated balance sheets. The majority of SouthStar’s earnings allocated to us for the three and six months ended June 30, 2007, were at the 75% contractual rate.

SouthStar’s operations are sensitive to seasonal weather, natural gas prices, and customer growth and consumption patterns similar to those affecting our utility operations. SouthStar’s retail pricing strategies and use of various economic hedging strategies, such as futures, options, swaps, weather derivative instruments and other risk management tools, help to ensure retail customer costs are covered to mitigate the potential effect of these issues on its operations and to provide a reasonable profit.

Wholesale Services - The wholesale services segment consists of Sequent Energy Management, L.P. (Sequent), our subsidiary involved in asset management and optimization, transportation, storage, producer and peaking services and wholesale marketing. Sequent takes advantage of arbitrage opportunities within the gas supply, storage and transportation markets to generate earnings, and its profitability is related to volatility in these markets. Market volatility arises from a number of factors such as weather fluctuations or the change in supply of, or demand for, natural gas in different regions of the country. Sequent seeks to capture value from the price disparity across geographic locations and various time horizons (location and seasonal spreads). In doing so, Sequent also seeks to mitigate the risks associated with this volatility and protect its margin through a variety of risk management and economic hedging activities.

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

Sequent provides its customers with natural gas from the major producing regions and market hubs primarily in the eastern and mid-continental U.S.. Sequent purchases transportation and storage capacity to meet its delivery requirements and customer obligations in the marketplace. Sequent’s customers benefit from its logistics expertise and ability to deliver natural gas at prices that are advantageous relative to other alternatives available to its customers.

In 2006, Sequent entered into an agreement that facilitated the expansion of its operations into the western U.S. and Canada. Sequent continues to work on projects and transactions to extend its operating territory and is entering into agreements with longer tenors, as well as evaluating opportunities to expand its business focus and models.

For more information on Sequent’s energy marketing and risk management activities, see Item 3, Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.

Energy Investments - Our energy investments segment includes a number of businesses that are related or complementary to our primary business. The most significant of these businesses is our natural gas storage business, Jefferson Island Storage & Hub, LLC (Jefferson Island), which operates a high-deliverability salt-dome storage asset in the Gulf Coast region of the U.S. and is actively pursuing expansion of the existing facility and the development of new salt-dome storage assets in this region. While this business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of its storage services are covered under medium to long-term contracts at a fixed market rate. We also own and operate a small telecommunications business, AGL Networks, LLC (AGL Networks), which constructs and operates conduit and fiber infrastructure within select metropolitan areas.

In December 2006, we announced that our wholly-owned subsidiary, Golden Triangle Storage, Inc. (Golden Triangle Storage), would build a natural gas storage facility in the Beaumont, Texas area. The project will initially consist of two underground salt dome storage caverns approximately a half-mile to a mile below ground that will hold about 12 billion cubic feet (Bcf) of working natural gas storage capacity, or a total cavern capacity of 17 Bcf. The facility potentially can be expanded up to a total of five caverns with 28 Bcf of working natural gas storage capacity in the future based on customer interest. Golden Triangle Storage also intends to build an approximately nine-mile natural gas pipeline to connect the storage facility with six interstate and intrastate pipelines. Timelines associated with our commencement of commercial operations remain on track with initial construction on the first cavern expected to begin in early 2008.

Our current cost estimates for this facility are between $220 million and $260 million depending upon the facility’s configuration, materials and drilling costs, the amount and cost of pad gas (which includes volumes of non-working natural gas used to maintain the operational integrity of the cavern facility), and the alternate methods used for financing. This estimate is an increase from our previous estimate of $180 million due to changes in these factors among others as we have refined our engineering estimates.

In May 2007, Golden Triangle Storage held a non-binding open season for service offerings at the proposed facility, which resulted in indications of market support for the facility. In June 2007, Golden Triangle Storage applied for approval from the Federal Energy Regulatory Commission (FERC). The FERC will serve as the lead agency overseeing the participation of a number of other federal, state and local agencies in reviewing and permitting the facility. We anticipate that the FERC will issue an order by early 2008.

Corporate - Our corporate segment includes our nonoperating business units, including AGL Services Company (AGSC) and AGL Capital Corporation (AGL Capital).

We allocate substantially all of AGSC’s and AGL Capital’s operating expenses and interest costs to our operating segments in accordance with state regulations. Our corporate segment also includes intercompany eliminations for transactions between our operating business segments. Our segment results include the impact of these allocations to the various operating segments.

Executive Summary

We continue to focus significant efforts in our distribution operations business on improving our net customer growth trends, despite the industry-wide challenges of rising prices for natural gas, competition from alternative fuels and declining natural gas usage per customer. In each of our utility service areas, we continue to implement programs aimed at emphasizing natural gas as the fuel of choice for customers and maximizing the use of natural gas through a variety of promotional activities. We are also focused on similar customer growth initiatives at SouthStar as we continue to enter new markets and to improve the overall profitability of its customers through a variety of enhancements to existing, and the implementation of new, product offerings and pricing plans.

In 2007 we saw average customer usage patterns return to levels more consistent with historical average customer usage. As the weather grew colder as compared to last year, and moved closer to 10-year average weather patterns, we saw the conservation that occurred a year ago largely reverse itself. Due to these factors, coupled with our targeted marketing and growth programs, we were able to increase our customer count for the six months ended June 30, 2007, at distribution operations by 0.9% and at retail energy operations by 1.7% as compared to last year. This increase in growth rate is an improvement over our relatively flat customer growth in 2006, when we had slower customer growth coming out of the winter heating season due in part to much higher natural gas prices and warmer weather.

These same weather trends favorably impacting our distribution operations and retail energy operations segments, coupled with cooler temperatures during the summer months of 2007, have contributed to less volatility in the natural gas markets as compared to last year and as such have limited Sequent’s arbitrage opportunities to capture economic value, compared to the prior period. As a result of these factors, Sequent deferred some of its planned storage withdrawals to late 2007 and early 2008 while continuing to add to its natural gas inventories.

We utilize outside vendors to assist us with the execution of business processes that are ancillary to our delivery of natural gas and related to the performance of basic business functions. This allows us to control operating costs, increase the efficiency through which these functions are executed and improve our service levels to customers. Most recently, we partnered with third parties in India to provide certain call center operations, as well as certain support functions related to information technology, finance, supply chain and engineering. These efforts are expected to reduce operating expenses associated with these functions, which will largely offset expected increases in costs related to such things as inflation, health care and other costs.

Results of Operations

Revenues We generate nearly all our operating revenues through the sale, distribution and storage of natural gas. We include in our condensed consolidated operating revenues an estimate of revenues from natural gas delivered, but not yet billed, to residential and commercial customers from the latest meter reading date to the end of the reporting period.

Operating Margin and EBIT We evaluate segment performance using the measures of operating margin and earnings before interest and taxes (EBIT), which include the effects of corporate expense allocations. EBIT is a non-GAAP measure that includes operating income, other income and expenses and minority interest. Items that we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated level. Operating margin is also a non-GAAP measure that is calculated as revenues minus cost of gas, which excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets; these items are included in our calculation of operating income as reflected in our statements of consolidated income.

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

For the six months ended June 30, 2007, we derived approximately 94% of our EBIT from our regulated natural gas distribution business and the sale of natural gas to end-use customers primarily in Georgia through SouthStar. The remaining 6% of our EBIT was principally derived from our wholesale services segment.

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

Seasonality The operating revenues and EBIT of our distribution operations, retail energy operations and wholesale services segments are seasonal. During the heating season, natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather than in periods of warmer weather. Occasionally in the summer, Sequent’s operating margins are impacted due to peak usage by power generators in response to summer energy demands. Our base operating expenses, excluding cost of gas, interest expense and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, our operating results vary significantly from quarter to quarter as a result of seasonality.

Seasonality also affects the comparison of certain balance sheet items, such as receivables, inventories and short-term debt across quarters. However, these items are comparable when reviewing our annual results. Accordingly, we have presented the condensed consolidated balance sheet as of June 30, 2006, to provide comparisons of these items to December 31, 2006, and June 30, 2007.

Hedging Changes in commodity prices subject a significant portion of our operations to earnings variability. Our nonutility businesses principally use physical and financial arrangements to economically hedge the risks associated with seasonal fluctuations in market conditions, changing commodity prices and weather. In addition, because these economic hedges may not qualify, or are not designated, for hedge accounting treatment, our reported earnings for the wholesale services and retail energy operations segments reflect changes in the fair values of certain derivatives. These values may change significantly from period to period and are reflected as mark-to-market adjustments within our operating margin.

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

The following table sets forth a reconciliation of our operating margin and EBIT to our operating income and net income, together with other consolidated financial information for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,			Six months ended June 30,
In millions, except per share amounts	2007	2006	Change	2007	2006	Change
Operating revenues	$467	$436	$31	$1,440	$1,480	$(40)
Cost of gas	233	219	14	828	874	(46)
Operating margin (1)	234	217	17	612	606	6
Operating expenses	156	157	(1)	318	318	-
Operating income	78	60	18	294	288	6
Other income (expense)	-	-	-	1	(2)	3
Minority interest	(2)	-	2	(24)	(19)	5
EBIT (1)	76	60	16	271	267	4
Interest expense	27	29	(2)	58	59	(1)
Earnings before income taxes	49	31	18	213	208	5
Income taxes	19	12	7	81	79	2
Net income	$30	$19	$11	$132	$129	$3
Earnings per common share:
Basic	$0.40	$0.25	$0.15	$1.71	$1.66	$0.05
Diluted	$0.40	$0.25	$0.15	$1.70	$1.65	$0.05
Weighted average number of common shares outstanding:
Basic	77.5	77.7	(0.2)	77.5	77.8	(0.3)
Diluted	77.9	78.1	(0.2)	77.9	78.2	(0.3)
(1)	These are non-GAAP measurements.

Selected weather, customer and volume metrics for the three and six months ended June 30, 2007 and 2006, are presented in the following table.

Weather
Heating degree days (1)				2007 vs.	2007 vs.				2007 vs.	2007 vs.
		Three months		normal	2006		Six months		normal	2006
		ended June 30,		colder	colder		ended June 30,		colder	colder
	Normal	2007	2006	(warmer)	(warmer)	Normal	2007	2006	(warmer)	(warmer)
Florida	16	17	-	6%	100%	349	281	357	(19)%	(21)%
Georgia	149	177	99	19%	79%	1,588	1,489	1,492	(6)%	-
Maryland	500	537	408	7%	32%	2,966	3,040	2,659	2%	14%
New Jersey	495	549	390	11%	41%	2,963	3,143	2,664	6%	18%
Tennessee	171	240	130	40%	85%	1,791	1,753	1,688	(2)%	4%
Virginia	279	348	224	25%	55%	2,040	2,090	1,866	2%	12%
(1) Obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents ten-year averages.

Customers	Three months ended June 30,			Six months ended June 30,
	2007	2006	% change	2007	2006	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,575	1,562	0.8%	1,576	1,567	0.6%
Chattanooga Gas	62	61	1.6%	62	62	-
Elizabethtown Gas	272	268	1.5%	272	269	1.1%
Elkton Gas	6	6	-	6	6	-
Florida City Gas	104	103	1.0%	104	103	1.0%
Virginia Natural Gas	270	263	2.7%	271	264	2.7%
Total	2,289	2,263	1.1%	2,291	2,271	0.9%
Operation and maintenance expenses per customer	$36	$37	(3)%	$75	$74	1%
EBIT per customer	$28	$26	8%	$82	$80	2%

Retail Energy Operations
Average customers (in thousands)	546	538	1.5%	547	538	1.7%
Market share in Georgia	35%	35%	-	35%	35%	-

Throughput Volumes In billion cubic feet (Bcf)	Three months ended June 30,			Six months ended June 30,
	2007	2006	% change	2007	2006	% change
Distribution Operations	58.3	54.3	7%	184.5	173.9	6%

Retail Energy Operations
Georgia firm	5.6	4.4	27%	23.7	21.1	12%
Ohio and Florida	0.6	-	100%	2.8	-	100%

Wholesale Services
Daily physical sales (Bcf / day )	2.0	2.1	(5)%	2.2	2.1	5%

Second quarter 2007 compared to second quarter 2006

Segment information Operating revenues, operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended June 30, 2007 and 2006.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2007
Distribution operations	$309	$183	$120	$64
Retail energy operations	171	26	19	5
Wholesale services	18	15	9	6
Energy investments	9	9	6	2
Corporate (2)	(40)	1	2	(1)
Consolidated	$467	$234	$156	$76
2006
Distribution operations	$293	$180	$122	$59
Retail energy operations	153	17	17	-
Wholesale services	19	11	10	1
Energy investments	10	8	6	2
Corporate (2)	(39)	1	2	(2)
Consolidated	$436	$217	$157	$60
(1) These are non-GAAP measurements. A reconciliation of operating margin and EBIT to our operating income and net income is contained in “Results of Operations” herein.
(2) Includes intercompany eliminations.

For the second quarter of 2007, net income increased by $11 million or 58% and our basic earnings per share increased by $0.15 per basic and diluted share or 60% compared to last year. The variance between the two quarters was mainly driven by improved EBIT contributions of $5 million for each of distribution operations, retail energy operations and wholesale services due to higher operating margins at each of these operating segments.

Operating Margin Distribution operations’ operating margin increased $3 million or 2% compared to last year. The increase was due primarily to customer growth and higher customer usage. Customer usage increased in part due to colder weather patterns in the quarter relative to last year.

Retail energy’s improved operating margin of $9 million or 53% was driven by $6 million in improved results associated with the management of commodity risk and other asset management activities, offset by slightly lower retail price spreads. Additionally, $3 million in improved operating margin was driven by colder weather relative to the same time period in 2006.

Wholesale services’ operating margin increased $4 million or 36%. The following table indicates the significant changes in wholesale services’ operating margin for the three months ended June 30, 2007 and 2006.

In millions	2007	2006
Gain on storage hedges	$16	$12
Gain on transportation hedges	3	-
Commercial activity	(1)	5
Inventory LOCOM, net of hedging recoveries	(3)	(6)
Operating margin	$15	$11

The increase of $7 million in gains on the value of hedge positions was due to declining forward New York Mercantile Exchange (NYMEX) prices and the narrowing of future locational spreads. Wholesale services also experienced a $3 million reduction in required inventory LOCOM adjustments, which is a reflection of reducing wholesale services’ inventory to current market prices, net of $2 million in estimated hedging recoveries during the second quarter of 2006,. This was partially offset by a $6 million reduction in commercial activity due in part to decreased inventory storage spreads, lower market volatility and the deferral of certain storage withdrawals originally planned to occur during the current year quarter.

Energy investments’ margin increased $1 million or 13% due to higher interruptible margins at Jefferson Island.

Operating Expenses Our operating expenses for the second quarter of 2007 decreased $1 million or 1% as compared to 2006. The following table indicates the significant changes in our operating expenses.

In millions
Operating expenses for second quarter of 2006	$157
Decreased compensation costs at wholesale services due to lower commercial activity	(1)
Increased costs at retail energy operations due to growth and improved operations, resulting in higher customer care, depreciation and compensation costs	2
Lower bad debt expense at retail energy operations due to improvement in aged customer balances	(1)
Other, net	(1)
Operating expenses for second quarter of 2007	$156

Interest Expense The decrease in interest expense of $2 million or 7% for the three months ended June 30, 2007, was due primarily to lower average debt offset by higher short-term interest rates.

	Three months ended June 30,
In millions	2007	2006	Change
Average debt outstanding (1)	$1,725	$1,930	$(205)
Average rate	6.3%	6.0%	0.3%
(1)	Daily average of all outstanding debt.

Income Taxes The increase in income tax expense of $7 million or 58% for the second quarter of 2007 compared to the same period in 2006 was primarily due to higher consolidated earnings in the second quarter of 2007.

Six months 2007 compared to six months 2006

Segment information Operating revenues, operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the six months ended June 30, 2007 and 2006.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2007
Distribution operations	$960	$431	$246	$187
Retail energy operations	525	129	37	68
Wholesale services	37	34	19	15
Energy investments	18	18	13	4
Corporate (2)	(100)	-	3	(3)
Consolidated	$1,440	$612	$318	$271
2006
Distribution operations	$933	$425	$244	$182
Retail energy operations	543	111	36	54
Wholesale services	67	54	21	33
Energy investments	20	16	12	4
Corporate (2)	(83)	-	5	(6)
Consolidated	$1,480	$606	$318	$267
(1) These are non-GAAP measurements. A reconciliation of operating margin and EBIT to our operating income and net income is contained in “Results of Operations” herein.
(2) Includes intercompany eliminations.

For the six months ended June 30, 2007, our net income increased by $3 million or 2% and our basic and diluted earnings per share increased by $0.05 or 3% primarily due to increased EBIT contributions from retail energy operations and distribution operations largely due to higher operating margins offset by decreased contributions at our wholesale services business due to lower operating margins as compared to last year.

Operating Margin Our operating margin for the six months ended June 30, 2007, increased $6 million or 1% compared with the same period in 2006. Distribution operations’ operating margin increased $6 million or 1% primarily due to customer growth and higher customer usage due to weather that moved closer to 10-year normal weather patterns as compared to 2006 and from the moderations in natural gas prices.

Retail energy operations’ operating margin increased $18 million or 16% primarily due to an $8 million increase in average customer usage, a $2 million increase in the average number of customers, $3 million from the advancement into the Ohio market and $3 million from net gains on weather derivatives in the quarter ended March 31, 2007, when weather was 6% warmer than last year. Retail energy operating margins were further positively impacted by higher retail price spreads offset by lower contributions from the optimization of storage and transportation assets and commodity risk management activities.

Energy investments’ operating margin increased $2 million or 13% due to higher revenues at Jefferson Island.

Wholesale services’ operating margin decreased $20 million or 37% due to a $6 million reduction in the amount of hedge gains and a $22 million reduction in commercial activity due in part to milder weather, reduced inventory storage spreads, lower volatility in the marketplace and the deferral of certain planned storage withdrawals. These decreases were partially offset by an $8 million reduction in the required LOCOM adjustments to gas inventories for the six months ended June 30, 2007, net of $2 million in estimated hedging recoveries during 2006. The following table indicates the significant changes in wholesale services’ operating margin for the six months ended June 30, 2007 and 2006.

In millions	2007	2006
Gain on storage hedges	$10	$17
Gain on transportation hedges	3	2
Commercial activity	24	46
Inventory LOCOM, net of hedging recoveries	(3)	(11)
Operating margin	$34	$54

The following graph presents the NYMEX forward natural gas prices as of June 30, 2007, March 31, 2007 and December 31, 2006, for the period of July 2007 through June 2008, and reflects the prices at which wholesale services could buy natural gas at the Henry Hub for delivery in the same time period.

NYMEX Forward Curve
$11.0
$10.5
$10.0
$9.5
$9.0
$8.5
$8.0
$7.5
$7.0
$6.5
$6.0
Jul-07
Aug-07
Sep-07
Oct-07
Nov-07
Dec-07
Jan-08
Feb-08
Mar-08
Apr-08
May-08
Jun-08
Dec-2006
Mar-2007
Jun-2007

Wholesale services’ expected withdrawals from physical salt dome and reservoir storage are presented in the table below along with the expected operating margin. Wholesale services’ expected operating margin is net of the impact of regulatory sharing and reflects the amounts that it would expect to realize in future periods based on the inventory withdrawal schedule and forward natural gas prices at June 30, 2007. Wholesale services’ storage inventory is economically hedged with futures, which results in an overall locked-in margin, timing notwithstanding. Wholesale services’ physical salt dome and reservoir volumes are presented in NYMEX equivalent contract units of 10,000 million British thermal units (MMBtu’s).

	Three months ended
	Sept.30, 2007	Dec.31, 2007	Mar. 31, 2008	Total
Salt dome	128	74	168	370
Reservoir	561	343	641	1,545
Total volumes	689	417	809	1,915
Expected operating margin from physical inventory (in millions) (1)	$1	$5	$16	$22
(1) This is a non-GAAP measurement.

As of June 30, 2007, the weighted-average cost of natural gas in inventory was $7.17 for physical salt dome storage and $6.42 for physical reservoir storage.

Wholesale services’ inventory level and pricing as of June 30, 2007 should result in an operating margin contribution of approximately $6 million in 2007 and $16 million in 2008 if all factors were to remain the same. This could change as wholesale services adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months. Based upon current projections of year-end storage positions at December 31, 2007, a $1.00 change in the first quarter of 2008 forward NYMEX prices would result in an estimated $7 million impact to wholesale services’ reported EBIT for the year ending December 31, 2007, after regulatory sharing.

Operating Expenses Our operating expenses for the six months ended June 30, 2007, were flat compared to 2006. The following table indicates the significant changes in our operating expenses.

In millions
Operating expenses for first six months of 2006	$318
Decreased compensation costs at wholesale services due to lower operating margins	(2)
Gain on asset sales in 2006 at distribution operations	3
Increased marketing expenses primarily at distribution operations	2
Lower bad debt expense at retail energy operations	(3)
Operating expenses for first six months of 2007	$318

Interest Expense The decrease of $1 million or 2% for the six months ended June 30, 2007, was due primarily to lower average debt offset by higher short-term interest rates.

	Six months ended June 30,
In millions	2007	2006	Change
Average debt outstanding (1)	$1,859	$1,962	$(103)
Average rate	6.2%	6.0%	0.2%
(1)	Daily average of all outstanding debt.

Based on $521 million of variable-rate debt, which includes $261 million of our variable-rate short-term debt, $100 million of variable-rate senior notes and $160 million of variable-rate gas facility revenue bonds outstanding at June 30, 2007, a 100 basis point change in market interest rates from 5.6% to 6.6% would have resulted in an increase in pretax interest expense for the six months ended June 30, 2007, of $5 million.

Income Taxes The increase in income tax expense of $2 million or 3% for the six months ended June 30, 2007, compared to the same period in 2006 was due to higher consolidated earnings in 2007.

Liquidity and Capital Resources

To meet our capital and liquidity requirements we rely on operating cash flow; short-term borrowings under our commercial paper program, which is backed by our Credit Facility; borrowings under Sequent’s, SouthStar’s and Pivotal Utility Holdings, Inc. (Pivotal Utility) lines of credit; and borrowings or stock issuances in the long-term capital markets. Our issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions, the SEC and the FERC. Furthermore, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation. The availability of borrowings under our Credit Facility is limited and subject to a total debt-to-capital ratio financial covenant of no greater than 70% as specified within the Credit Facility, which we currently meet. We believe these sources will be sufficient for our working capital needs, debt service obligations and scheduled capital expenditures for the foreseeable future.

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

Contractual Obligations and Commitments We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. The following table illustrates our expected future contractual obligations as of June 30, 2007.

		Payments due before December 31,
			2008	2010	2012
			&	&	&
In millions	Total	2007	2009	2011	thereafter
Pipeline charges, storage capacity and gas supply (1) (2)	$1,825	$288	$687	$439	$411
Long-term debt (3)	1,544	-	1	302	1,241
Interest charges (3)	1,132	46	182	161	743
Short-term debt (4)	339	339	-	-	-
PRP costs (5)	226	15	93	88	30
Operating leases (6)	167	22	52	36	57
ERC (5)	101	4	27	58	12
Total	$5,334	$714	$1,042	$1,084	$2,494
(1) Charges recoverable through a purchase gas adjustment mechanism or alternatively billed to marketers selling retail gas in Georgia and certificated by the Georgia Public Service   Commission. Also includes demand charges associated with Sequent.
(2) Amount includes SouthStar gas commodity purchase commitments of 17 Bcf at floating gas prices calculated using forward natural gas prices as of June 30, 2007, and is valued at $127 million.
(3) Floating rate debt is based on the interest rate as of June 30, 2007, and the maturity of the underlying debt instruments.
(4) Includes $77 million of notes payable to AGL Capital Trust I, redeemed in July 2007.
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

 We also have incurred various financial commitments in the normal course of business. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our expected contingent financial commitments as of June 30, 2007.

		Commitments due before Dec. 31, 2008 &
In millions	Total	2007	thereafter
Standby letters of credit, performance/ surety bonds	$16	$10	$6

Cash Flow from Operating Activities In the first six months of 2007, our net cash flow provided from operating activities was $489 million, an increase of $252 million or 106% from the same period in 2006. This was primarily a result of changes in Sequent’s energy marketing and risk management assets. In 2007, Sequent recognized realized gains of $98 million compared to realized losses of $22 million in 2006. We also had decreased working capital requirements, principally driven by decreased spending of $88 million of cash for our natural gas inventories. In 2005, the effects of Hurricanes Katrina and Rita provided Sequent an opportunity to be a supplier of gas to its customers reducing its inventory levels at December 2005. As a result, in 2006, Sequent used more cash to inject its natural gas inventories, at significantly higher prices, as compared to the same period in 2007.

Cash Flow from Investing Activities Our investing activities consisted primarily of property, plant and equipment (PP&E) expenditures of $125 million for the six months ended June 30, 2007 and $113 million for the same period in 2006. The increase of $12 million or 11% in PP&E expenditures was primarily due to an increase in pipeline replacement program expenditures and expenditures for Virginia Natural Gas’ pipeline connecting its northern and southern systems. This was offset by decreased information technology expenditures. In 2006, we received proceeds of approximately $5 million for the sale of land associated with former operating sites.

Cash Flow from Financing Activities Our financing activities are primarily composed of borrowings and payments of short-term debt, payments of medium-term notes, borrowings of senior notes, distributions to minority interests, cash dividends on our common stock issuances, and purchases and issuances of treasury shares. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable-rate debt target is 25% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of June 30, 2007, our variable-rate debt was $521 million or 28% of our total debt. As of June 30, 2006, our variable rate debt was 27% of our total debt.

We also work to maintain or improve our credit ratings on our debt to effectively manage our existing financing costs and enhance our ability to raise additional capital on favorable terms. Factors we consider important in assessing our credit ratings include our balance sheet leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The table below summarizes our credit ratings as of June 30, 2007, and reflects no change from last year.

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

Short-term Debt Our short-term debt is composed of borrowings under our commercial paper program, lines of credit at Sequent, SouthStar and Pivotal Utility, the current portion of our medium-term notes, notes payable to AGL Capital Trust I and the current portion of our capital leases. Our short-term debt financing generally increases between June and December because our payments for natural gas and pipeline capacity are generally made to suppliers prior to the collection of accounts receivable from our customers. We typically reduce short-term debt balances in the spring because a significant portion of our current assets are converted into cash at the end of the winter heating season. As of June 30, 2007, our commercial paper borrowings were $188 million or 43% lower than the same time last year, primarily a result of reduced working capital requirements.

As of June 30, 2007 and 2006, we had no outstanding borrowings under the Credit Facility and had unused availability of $1 billion at June 30, 2007, and $850 million at June 30, 2006. The availability of borrowings and unused availability under our Credit Facility is limited and subject to conditions specified within the Credit Facility, which we currently meet. These conditions include:

•
the maintenance of a ratio of total debt to total capitalization of no greater than 70%. As of June 30, 2007, our ratio of total debt of 53% to total capitalization was within our targeted and required ranges

•	the continued accuracy of representations and warranties contained in the agreement

Long-term Debt Our long-term debt matures more than one year from the date of issuance and consists of medium-term notes, senior notes, gas facility revenue bonds, and capital leases. In January 2007, we used proceeds from the sale of commercial paper to redeem $11 million of 7% medium-term notes previously scheduled to mature in January 2015.

In June 2007, we refinanced $55 million of our gas facility revenue bonds due June 2032.The original bonds had a fixed interest rate of 5.7% per year and were refinanced with $55 million of adjustable-rate gas facility revenue bonds. The maturity date of these bonds remains June 2032 and there is a 35-day auction period where the interest rate will adjust every 35 days. The interest rate at June 30, 2007, was 3.8%.

In June 2007, we extended Sequent’s $25 million line of credit through June 2008. This unsecured line of credit bears interest at the federal funds effective rate plus 0.4%, is used solely for the posting of margin deposits for NYMEX transactions and is unconditionally guaranteed by us.

In July 2007, we used the proceeds from the sale of commercial paper to pay to AGL Capital Trust I the $75 million principal amount of 8.17% junior subordinated debentures plus a $3 million premium for early redemption of the junior subordinated debentures, and to pay a $2 million note representing our common securities interest in AGL Capital Trust I.

Share repurchases In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. As of June 30, 2007, we had repurchased a total of 1,500,300 shares at a weighted-average price of $38.33. We hold the purchased shares as treasury shares.

We believe that accomplishing our capitalization objectives and maintaining sufficient cash flow are necessary to maintain our investment-grade credit ratings and to allow us access to capital at reasonable costs. The components of our capital structure, as of the dates indicated, are summarized in the following table.

In millions	June 30, 2007		December 31, 2006		June 30, 2006
Short-term debt	$261	7%	$527	14%	$454	12%
Current portion of long-term debt	78	2	12	-	1	-
Long-term debt (1)	1,544	44	1,622	43	1,632	45
Total debt	1,883	53	2,161	57	2,087	57
Common shareholders’ equity	1,672	47	1,609	43	1,573	43
Total capitalization	$3,555	100%	$3,770	100%	$3,660	100%
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

Accounting Developments

For information regarding accounting developments, see "Note 1 - Accounting Policies and Methods of Application."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with commodity prices, interest rates, credit and foreign currency exchange rates. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. Interest rate risk results from our portfolio of debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk results from the extension of credit throughout all aspects of our business but is particularly concentrated at Atlanta Gas Light in distribution operations and in wholesale services. Our risk management activities and related accounting treatments are described in further detail in Note 2, “Risk Management.“

Commodity Price Risk

We employ a systematic approach to evaluating and managing the risks associated with our contracts related to wholesale marketing and risk management, including Value at Risk (VaR). A 95% confidence interval is used to evaluate our exposures. A 95% confidence interval means there is a 5% probability that the actual change in portfolio value will be greater than the calculated VaR value over the holding period. We currently use a 1-day holding period to evaluate our VaR exposure, and we calculate VaR based on the variance-covariance technique. Additionally, our calculation requires us to make a number of assumptions regarding matters such as prices, volatilities, and positions. Our VaR may not be comparable to a similarly titled measure of another company because, although VaR is a common metric in the energy industry, there are no established industry standards for calculating VaR or for the assumptions underlying such calculations.

Retail Energy Operations SouthStar’s use of derivatives is governed by a risk management policy, created and monitored by its risk management committee, which prohibits the use of derivatives for speculative purposes. A 95% confidence interval is used to evaluate its VaR. SouthStar’s portfolio of positions for the three and six months ended June 30, 2007 and 2006, had quarterly average 1-day holding period VaRs of less than $100,000, and its high, low and period end 1-day holding period VaR were immaterial.

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

The following tables include the fair values and average values of Sequent’s energy marketing and risk management assets and liabilities as of June 30, 2007, December 31, 2006 and June 30, 2006. Sequent bases the average values on monthly averages for the three months ended June 30, 2007 and 2006.

	Average values at June 30,
In millions	2007	2006
Asset	$42	$83
Liability	22	39

	Fair Values at
In millions	June 30, 2007	Dec. 31, 2006	June 30, 2006
Asset	$63	$133	$93
Liability	12	14	39

The tables below illustrate the change in the net fair value of Sequent’s derivative instruments and energy-trading contracts during the three and six months ended June 30, 2007 and 2006, and sources of the net fair value of contracts outstanding as of June 30, 2007.

	Three months ended
In millions	2007	2006
Net fair value of contracts outstanding at beginning of period	$4	$20
Contracts realized or otherwise settled during period	(6)	(5)
Change in net fair value of contracts	53	39
Net fair value of contracts outstanding at end of period	$51	$54

	Six months ended
In millions	2007	2006
Net fair value of contracts outstanding at beginning of period	$119	$(13)
Contracts realized or otherwise settled during period	(98)	22
Change in net fair value of contracts	30	45
Net fair value of contracts outstanding at end of period	$51	$54

The sources of Sequent’s net fair value at June 30, 2007, are as follows:

In millions	Prices actively quoted	Prices provided by other external sources
Maturity less than one year	$22	$22
Maturity 1-2 years	1	2
Maturity greater than three years	-	4
Total net fair value	$23	$28

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

At June 30, 2007, Sequent’s commodity-related derivative financial instruments represented purchases (long) of 583 Bcf and sales (short) of 571 Bcf, with approximately 91% and 96% scheduled to mature in less than two years and the remaining 9% and 4% in three to nine years, respectively. At June 30, 2007, the fair value of these derivatives was reflected in our condensed consolidated balance sheet as an asset of $63 million and a liability of $12 million.

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

Sequent’s management actively monitors open commodity positions and the resulting VaR. Sequent continues to maintain a relatively matched book, where its total buy volume is close to sell volume. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s portfolio of positions for the three and six months ended June 30, 2007 and 2006, had the following 1-day holding period VaRs.

                                                     Three months ended
                                                June 30,
In millions	2007	2006
Period end	$1.6	$1.3
Average	1.5	1.5
High	1.8	2.5
Low	1.3	0.8

                                                     Six months ended
                                               June 30,
In millions	2007	2006
Period end	$1.6	$1.3
Average	1.4	1.2
High	2.1	2.5
Low	0.9	0.7

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

Additionally, Sequent may require counterparties to pledge additional collateral when deemed necessary. Sequent conducts credit evaluations and obtains appropriate internal approvals for its counterparty’s line of credit before any transaction with the counterparty is executed. In most cases, the counterparty must have a minimum long-term debt rating of Baa3 from Moody’s and BBB- from S&P. Generally, Sequent requires credit enhancements by way of guaranty, cash deposit or letter of credit for counterparties that do not meet the minimum long-term debt rating threshold.

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of June 30, 2007, Sequent’s top 20 counterparties represented approximately 59% of the total counterparty exposure of $308 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures.

As of June 30, 2007, Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of A-, which is consistent with the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. The following tables show Sequent’s commodity receivable and payable positions as of the dates indicated.

	June 30,	Dec. 31,	June 30,
In millions	2007	2006	2006
Gross receivables
Receivables with netting agreements in place:
Counterparty is investment grade	$301	$359	$305
Counterparty is non-investment grade	54	62	23
Counterparty has no external rating	68	75	65
Receivables without netting agreements in place:
Counterparty is investment grade	-	9	8
Amount recorded on balance sheet	$423	$505	$401

Gross payables
Payables with netting agreements in place:
Counterparty is investment grade	$306	$297	$223
Counterparty is non-investment grade	29	52	57
Counterparty has no external rating	175	156	139
Payables without netting agreements in place:
Counterparty is investment grade	-	5	11
Counterparty has no external rating	-	-	1
Amount recorded on balance sheet	$510	$510	$431

Sequent has certain trade and credit contracts that have explicit rating trigger events in case of a downgrade in our credit rating. These rating triggers typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on our liquidity. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If, at June 30, 2007, our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $15 million.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7a ”Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2007, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities and litigation incidental to the business. For information regarding pending federal and state regulatory matters, see “Note 7 - Commitments and Contingencies” contained in Item 1 of Part I under the caption “Notes to Condensed Consolidated Financial Statements (Unaudited).” With regard to other legal proceedings, we are a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all such other litigation in which it is involved will not have a material adverse effect on our consolidated financial statements. There have been no significant changes in the litigation which was described in Note 8 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006. We believe the ultimate resolution of such litigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended June 30, 2007. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We will hold the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2) (3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (3)
April 2007	92,072	$43.41	90,000	6,702,200
May 2007	101,495	$41.98	98,000	6,604,200
June 2007	113,902	$40.86	104,500	6,499,700
Total second quarter	307,469	$41.99	292,500

(1)
The total number of shares purchased includes an aggregate of 11,969 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and/or the exercise of stock options.

(2)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan).
We purchased 3,000 shares for such purposes in the second quarter of 2007. As of June 30, 2007, we had purchased a total 297,234 of the 600,000 shares authorized for purchase, leaving 302,766 shares authorized for purchase under this program.

(3)
On February 3, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to a total of 8 million shares of our common stock, excluding the shares remaining authorized for purchase in connection with the Officer Plan as described in note (2) above, over a five-year period.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held in Atlanta, Georgia on May 2, 2007. Holders of an aggregate of 77,881,401 shares of our common stock at the close of business on February 23, 2007, were entitled to vote at the meeting, of which 72,124,005 or 92.61% of the eligible voting shares were represented in person or by proxy. At the annual meeting, our shareholders were presented with three proposals, as set forth in our proxy statement. Our shareholders voted as follows:

Proposal 1 - Election of Directors

	For	Withheld
Thomas D. Bell Jr.	71,150,720	973,285
Michael J. Durham.	67,849,123	4,274,883
Charles H. McTier	71,645,026	478,979
Dean R. O’Hare	71,668,117	455,889
D. Raymond Riddle	70,720,764	1,403,241
Felker W. Ward Jr.	70,948,531	1,175,474

Additionally, the term of office of each of the following directors continued after the meeting: Charles R. Crisp, Arthur E. Johnson, Wyck A. Knox, Jr., Dennis M. Love, James A. Rubright, John W. Somerhalder II, Bettina M. Whyte and Henry C. Wolf.

Proposal 2 - Approval of the 2007 Omnibus Performance Incentive Plan.

For	53,806,027
Against	6,975,814
Abstain	530,151
Broker Non-Votes	10,812,012

Proposal 3 - Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2007.

For	71,599,511
Against	367,488
Abstain	157,005
Broker Non Votes	-

Item 5. Other Information

As disclosed in Item 4 above, our shareholders approved the 2007 Omnibus Performance Incentive Plan at the annual meeting of shareholders held on May 2, 2007. A copy of the plan, together with a description of the material terms of the plan, was contained in our proxy statement for the annual meeting, which was filed with the SEC on March 19, 2007. A copy of the plan is incorporated by reference into this quarterly report on Form 10-Q as Exhibit 10.1.a.

Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation filed November 2, 2005 with the Secretary of State of the state of Georgia (incorporated herein by reference to Exhibit 3.1, AGL Resources Inc.’s Form 8-K dated November 2, 2005).

3.2	Bylaws, as amended on October 29, 2003 (incorporated herein by reference to Exhibit 3.2 of AGL Resources Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.1.a
AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (incorporated herein by reference to Annex A of the AGL Resources Inc.’s Schedule 14A, File No. 001-14174, filed with the Securities and Exchange Commission on March 19, 2007).

10.1.b	Form of Incentive Stock Option Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan.

10.1.c	Form of Nonqualified Stock Option Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan.

10.1.d	Form of Performance Cash Award Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan.

10.1.e	Form of Restricted Stock Agreement (performance based) - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan.

10.1.f	Form of Restricted Stock Agreement (time based) - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan.

10.1.g	Form of Restricted Stock Unit Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan.

10.1.h	Form of Stock Appreciation Rights Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan.

10.1.i	First Amendment to AGL Resources Inc. 2006 Non-Employee Directors Equity Compensation Plan.

10.1.j	First Amendment to AGL Resources Inc. Officer Incentive Plan.

10.1.k	Second Amendment to AGL Resources Inc. Amended and Restated 2006 Non-Employee Directors Equity Compensation Plan.

10.1.l	Second Amendment to AGL Resources Inc. Long-Term Incentive Plan (1999) as amended and restated.

10.1.m	Fourth Amendment to AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors.

10.1.n	Tenth Amendment to AGL Resources Inc. Long-Term Stock Incentive Plan of 1990.

31.1	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a).

31.2	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32.1	Certification of John W. Somerhalder II pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew W. Evans pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)

Date: August 2, 2007	/s/ Andrew W. Evans
Executive Vice President and Chief Financial Officer