Form 10-Q
period 2008-03-31
AGL RESOURCES INC
filed 2008-05-01
CIK 1004155

Glossary of Terms

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding as of April 25, 2008
Common Stock, $5.00 Par Value	76,531,344

Glossary of Terms

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

Glossary of Terms

GLOSSARY OF KEY TERMS

Atlanta Gas Light	Atlanta Gas Light Company
AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
Bcf	Billion cubic feet
Chattanooga Gas	Chattanooga Gas Company
Credit Facility	Credit agreement supporting our commercial paper program
EBIT
Earnings before interest and taxes, a non-GAAP measure that includes operating income, other income, equity in SouthStar’s income, minority interest in SouthStar’s earnings, donations and gain on sales of assets and excludes interest and income tax expense; as an indictor of our operating performance, EBIT should not be considered an alternative to, or more meaningful than, operating income or net income as determined in accordance with GAAP

EITF	Emerging Issues Task Force
ERC	Environmental remediation costs
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
Florida Commission	Florida Public Service Commission
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission
GNG	Georgia Natural Gas, or the name under which SouthStar does business in Georgia
Golden Triangle Storage	Golden Triangle Storage, Inc.
Heating Season	The period from November to March when natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems when weather is colder
Jefferson Island	Jefferson Island Storage & Hub, LLC
LOCOM	Lower of weighted average cost or current market price
Louisiana DNR	Louisiana Department of Natural Resources
Maryland Commission	Maryland Public Service Commission
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
Medium-term notes	Notes issued by Atlanta Gas Light with scheduled maturities between 2012 and 2027 bearing interest rates ranging from 6.6% to 9.1%
MMBtu	NYMEX equivalent contract units of 10,000 million British thermal units
Moody’s	Moody’s Investors Service
New Jersey Commission	New Jersey Board of Public Utilities
NUI	NUI Corporation
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
Operating margin
A measure of income, calculated as revenues minus cost of gas, that excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets; these items are included in our calculation of operating income as reflected in our statements of consolidated income.

OTC	Over-the-counter
Piedmont	Piedmont Natural Gas
Pivotal Utility	Pivotal Utility Holdings, Inc., doing business as Elizabethtown Gas, Elkton Gas and Florida City Gas
PGA	Purchased gas adjustment
PP&E	Property, plant and equipment
PRP	Pipeline replacement program for Atlanta Gas Light
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SFAS	Statement of Financial Accounting Standards
SouthStar	SouthStar Energy Services LLC
Tennessee Commission	Tennessee Regulatory Authority
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission
WACOG	Weighted average cost of gas
WNA	Weather normalization adjustment

REFERENCED ACCOUNTING STANDARDS

EITF 99-02	EITF Issue No. 99-02, “Accounting for Weather Derivatives”
FIN 46 & FIN 46R	FIN 46, “Consolidation of Variable Interest Entities”
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109”
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”
SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS 123 & SFAS 123R	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141, "Business Combinations"
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 148	SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”
SFAS 149	SFAS No. 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”
SFAS 161	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS 133”

Glossary of Terms

PART 1 – Financial Information
Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		As of
In millions, except share data	March 31, 2008	December 31, 2007	March 31, 2007
Current assets
Cash and cash equivalents	$23	$21	$29
Energy marketing receivables	624	599	437
Receivables (less allowance for uncollectible accounts of $18 at Mar. 31, 2008, $14 at Dec. 31, 2007 and $19 at Mar. 31, 2007)	462	390	389
Inventories	356	551	382
Energy marketing and risk management assets	56	78	33
Unrecovered PRP costs – current portion	35	31	27
Unrecovered ERC – current portion	21	23	26
Other current assets	89	118	71
Total current assets	1,666	1,811	1,394
Property, plant and equipment
Property, plant and equipment	5,222	5,177	5,041
Less accumulated depreciation	1,612	1,611	1,571
Property, plant and equipment-net	3,610	3,566	3,470
Deferred debits and other assets
Goodwill	420	420	420
Unrecovered PRP costs	236	254	239
Unrecovered ERC	130	135	137
Other	81	84	66
Total deferred debits and other assets	867	893	862
Total assets	$6,143	$6,270	$5,726
Current liabilities
Energy marketing trade payables	$711	$578	$509
Short-term debt	369	580	111
Accounts payable - trade	167	172	160
Accrued expenses	125	87	196
Energy marketing and risk management liabilities – current portion	74	18	28
Accrued PRP costs – current portion	55	55	37
Deferred purchased gas adjustment	38	28	25
Customer deposits	34	35	42
Accrued ERC – current portion	13	10	11
Other current liabilities	57	82	65
Total current liabilities	1,643	1,645	1,184
Accumulated deferred income taxes	570	566	497
Long-term liabilities and other deferred credits (excluding long-term debt)
Accrued PRP costs	176	190	193
Accumulated removal costs	173	169	164
Accrued ERC	92	97	84
Accrued pension obligations	43	43	81
Accrued postretirement benefit costs	22	24	29
Other long-term liabilities and other deferred credits	154	152	154
Total long-term liabilities and other deferred credits (excluding long-term debt)	660	675	705
Commitments and contingencies (Note 6)
Minority interest	32	47	37
Capitalization
Long-term debt	1,516	1,676	1,625
Common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,722	1,661	1,678
Total capitalization	3,238	3,337	3,303
Total liabilities and capitalization	$6,143	$6,270	$5,726

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

                                            AGL RESOURCES INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                        (UNAUDITED)

	Three months ended March 31,
In millions, except per share amounts	2008	2007
Operating revenues	$1,012	$973
Operating expenses
Cost of gas	657	595
Operation and maintenance	119	116
Depreciation and amortization	36	35
Taxes other than income taxes	12	11
Total operating expenses	824	757
Operating income	188	216
Other income	1	1
Minority interest	(16)	(22)
Interest expense, net	(30)	(31)
Earnings before income taxes	143	164
Income taxes	54	62
Net income	$89	$102
Per common share data
Basic earnings per common share	$1.17	$1.31
Diluted earnings per common share	$1.16	$1.30
Cash dividends declared per common share	$0.42	$0.41
Weighted-average number of common shares outstanding
Basic	76.0	77.5
Diluted	76.3	77.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Other	Shares held
	Common stock		Premium on	Earnings	comprehensive	in treasury
In millions, except per share amount	Shares	Amount	common stock	reinvested	loss	and trust	Total
Balance as of December 31, 2007	76.4	$390	$667	$680	$(13)	$(63)	$1,661
Comprehensive income:
Net income	-	-	-	89	-	-	89
Net realized gains from hedging activities (net of tax of $1)	-	-	-	-	(2)	-	(2)
Total comprehensive income							87
Dividends on common stock ($0.42 per share)	-	-	-	(31)	-		(31)
Issuance of treasury shares	0.1	-	(1)	(2)	-	5	2
Stock-based compensation expense (net of tax of $-)	-	-	3	-	-	-	3
Balance as of March 31, 2008	76.5	$390	$669	$736	$(15)	$(58)	$1,722

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

                                                                               AGL RESOURCES INC. AND SUBSIDIARIES
                                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                         (UNAUDITED)

	Three months ended
	March 31,
In millions	2008	2007
Cash flows from operating activities
Net income	$89	$102
Adjustments to reconcile net income to net cash flow provided by operating activities
Change in energy marketing and risk management assets and liabilities	79	113
Depreciation and amortization	36	35
Minority interest	16	22
Deferred income taxes	(18)	(39)
Changes in certain assets and liabilities
Inventories	195	215
Energy marketing receivables and energy marketing trade payables, net	108	67
Accrued expenses	38	76
Trade payables	(5)	(53)
Gas, unbilled and other receivables	(72)	(14)
Other – net	46	18
Net cash flow provided by operating activities	512	542
Cash flows from investing activities
Property, plant and equipment expenditures	(80)	(53)
Net cash flow used in investing activities	(80)	(53)
Cash flows from financing activities
Net payments of short-term debt	(324)	(417)
Payments of long-term debt	(47)	(11)
Dividends paid on common shares	(31)	(32)
Distribution to minority interest	(30)	(23)
Issuance of treasury shares	2	8
Purchase of treasury shares	-	(7)
Other	-	2
Net cash flow used in financing activities	(430)	(480)
Net increase in cash and cash equivalents	2	9
Cash and cash equivalents at beginning of period	21	20
Cash and cash equivalents at end of period	$23	$29
Cash paid during the period for
Interest	$34	$30
Income taxes	$2	$1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

AGL RESOURCES INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

Note 1 - Accounting Policies and Methods of Application

General

AGL Resources Inc. is an energy services holding company that conducts substantially all its operations through its subsidiaries. Unless the context requires otherwise, references to “we,” “us,” “our,” or “the company” mean consolidated AGL Resources Inc. and its subsidiaries (AGL Resources).

The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited condensed consolidated financial statements under the rules of the SEC. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. However, the condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. For a glossary of key terms and referenced accounting standards, see page 3. You should read these condensed consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 7, 2008.

Due to the seasonal nature of our business, our results of operations for the three months ended March 31, 2008 and 2007, and our financial condition as of December 31, 2007, and March 31, 2008 and 2007, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Basis of Presentation

Our condensed consolidated financial statements include our accounts, the accounts of our majority-owned and controlled subsidiaries and the accounts of variable interest entities for which we are the primary beneficiary. This means that our accounts are combined with our subsidiaries’ accounts. We have eliminated any intercompany profits and transactions in consolidation; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process. Certain amounts from prior periods have been reclassified and revised to conform to the current period presentation. Specifically, $83 million at March 31, 2007, of net deferred income taxes associated with current assets and liabilities previously presented in accumulated deferred income taxes have been presented in accrued expenses in the amount of $78 million and in other current liabilities in the amount of $5 million.

We currently own a noncontrolling 70% financial interest in SouthStar and Piedmont owns the remaining 30%. Our 70% interest is noncontrolling because all significant management decisions require approval by both owners. We record the earnings allocated to Piedmont as a minority interest in our condensed consolidated statements of income and we record Piedmont’s portion of SouthStar’s capital as a minority interest in our condensed consolidated balance sheets.

We are the primary beneficiary of SouthStar’s activities and have determined that SouthStar is a variable interest entity as defined by FIN 46 revised in December 2003, FIN 46R. We determined that SouthStar is a variable interest entity because our equal voting rights with Piedmont are not proportional to our contractual obligation to absorb 75% of any losses or residual returns from SouthStar, except those losses and returns related to customers in Ohio and Florida. Earnings related to SouthStar’s customers in Ohio and Florida are allocated 70% to us and 30% to Piedmont. In addition, SouthStar obtains substantially all its transportation capacity for delivery of natural gas through our wholly owned subsidiary, Atlanta Gas Light.

Inventories

For our distribution operations segment, we record natural gas stored underground at WACOG. For Sequent and SouthStar, we account for natural gas inventory at the lower of WACOG or market.

Sequent and SouthStar evaluate the average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market price. SouthStar and Sequent did not record LOCOM adjustments in the first three months of 2008 or 2007.

Stock-Based Compensation

In the first three months of 2008, we issued grants of approximately 258,000 stock options and 207,000 restricted stock units, which will result in the recognition of approximately $2 million of stock-based compensation expense in 2008. We use the Black-Scholes pricing model to determine the fair value of the options granted. On an annual basis, we evaluate the assumptions and estimates used to calculate our stock-based compensation expense.

There have been no significant changes to our stock-based compensation, as described in Note 4 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Glossary of Terms

Comprehensive Income

Our comprehensive income includes net income plus OCI, which includes other gains and losses affecting shareholders’ equity that GAAP excludes from net income. Such items consist primarily of gains and losses on certain derivatives designated as cash flow hedges and unfunded or over funded pension and postretirement obligations. The following table illustrates our OCI activity.

	Three months ended March 31,
In millions	2008	2007
Cash flow hedges:
Net derivative unrealized gains arising during the period (net of taxes of $1 in 2008 and $- in 2007)	$2	$1
Less reclassification of realized gains included in income (net of taxes of $2 in 2008 and $3 in 2007)	(4)	(6)
Total	$(2)	$(5)

Earnings per Common Share

We compute basic earnings per common share by dividing our income available to common shareholders by the weighted-average number of common shares outstanding daily. Diluted earnings per common share reflect the potential reduction in earnings per common share that could occur when potentially dilutive common shares are added to common shares outstanding.

We derive our potentially dilutive common shares by calculating the number of shares issuable under restricted stock, restricted stock units and stock options. The future issuance of shares underlying the restricted stock and restricted share units depends on the satisfaction of certain performance criteria. The future issuance of shares underlying the outstanding stock options depends upon whether the exercise prices of the stock options are less than the average market price of the common shares for the respective periods. There were no material antidilutive options at March 31, 2008, or 2007. The following table shows the calculation of our diluted shares, assuming restricted stock and restricted stock units currently awarded under the plan ultimately vest and stock options currently exercisable at prices below the average market prices are exercised.

	Three months ended March 31,
In millions	2008	2007
Denominator for basic earnings per share (1)	76.0	77.5
Assumed exercise of restricted stock, restricted stock units and stock options	0.3	0.4
Denominator for diluted earnings per share	76.3	77.9
(1) Daily weighted-average shares outstanding.

Regulatory Assets and Liabilities

We have recorded regulatory assets and liabilities in our condensed consolidated balance sheets in accordance with SFAS 71. Our regulatory assets and liabilities, and associated liabilities for our unrecovered PRP costs, unrecovered ERC and the associated assets and liabilities for our Elizabethtown Gas hedging program, are summarized in the table below.

	Mar. 31,	Dec. 31	Mar. 31
In millions	2008	2007	2007
Regulatory assets
Unrecovered PRP costs	$271	$285	$266
Unrecovered ERC	151	158	163
Elizabethtown Gas hedging program	16	-	-
Unrecovered postretirement benefit costs	12	12	12
Unrecovered seasonal rates	-	11	-
Unrecovered PGA	18	23	-
Other	24	25	20
Total regulatory assets	492	514	461
Associated assets
Elizabethtown Gas hedging program	-	4	1
Total regulatory and associated assets	$492	$518	$462
Regulatory liabilities
Accumulated removal costs	$173	$169	$164
Elizabethtown Gas hedging program	-	4	1
Unamortized investment tax credit	15	16	17
Deferred PGA	38	28	25
Deferred seasonal rates	22	-	22
Regulatory tax liability	20	20	22
Other	20	19	19
Total regulatory liabilities	288	256	270
Associated liabilities
PRP costs	231	245	230
ERC	95	96	86
Elizabethtown Gas hedging program	16	-	-
Total associated liabilities	342	341	316
Total regulatory and associated liabilities	$630	$597	$586

There have been no significant changes to our regulatory assets and liabilities as described in Note 1 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Income Taxes

We adopted FIN 48 on January 1, 2007 and as of March 31, 2008, December 31, 2007 or March 31, 2007, we did not have a liability for unrecognized tax benefits.

There have been no significant changes to our income taxes as described in Note 8 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Glossary of Terms

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Each of our estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. The most significant estimates include our PRP accruals, environmental liability accruals, allowance for uncollectible accounts and other contingencies, pension and postretirement obligations, derivative and hedging activities and provision for income taxes. Our actual results could differ from our estimates, and such differences could be material.

Accounting Developments

SFAS 160 In December 2007, the FASB issued SFAS 160, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require us to present our minority interest, to be referred to as a noncontrolling interest, separately within the capitalization section of our consolidated balance sheets. We will adopt SFAS 160 on January 1, 2009.

SFAS 161 In March 2008, the FASB issued SFAS 161, which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends the disclosure requirements of SFAS 133 to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS 161 will require additional disclosure in future filings, but will have no financial impact to our consolidated results of operations, cash flows or financial condition. We will adopt SFAS 161 on January 1, 2009.

Note 2 – Financial Instruments and Risk Management

Fair value measurements

In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements; however, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements.

SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB provided a one-year deferral of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. We adopted SFAS 157 on January 1, 2008, for our financial assets and liabilities, which primarily consist of derivatives we record in accordance with SFAS 133. The adoption of SFAS 157 primarily impacts our disclosures and did not have a material impact on our condensed consolidated results of operations, cash flows and financial condition. We will adopt SFAS 157 for our nonfinancial assets and liabilities on January 1, 2009, and are currently evaluating the impact to our condensed consolidated results of operations, cash flows and financial condition.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observance of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Glossary of Terms

Level 2

Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using valuation methodologies. These methodologies are primarily industry-standard methodologies that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards and options.

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of March 31, 2008
In millions	Level 1	Level 2	Level 3	Total
Assets:
Derivatives at Sequent	$5	$39	$-	$44
Derivatives at distribution operations	1	15	-	16
Derivatives at SouthStar	7	-	-	7
Total assets	$13	$54	$-	$67
Liabilities:
Long-term debt	$-	$1,734	$-	$1,734
Derivatives at Sequent	18	44	-	62
Derivatives at distribution operations	1	15	-	16
Derivatives at SouthStar	1	-	-	1
Total liabilities	$20	$1,793	$-	$1,813

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of our nonperformance risk on our liabilities.

Derivatives at distribution operations relate to Elizabethtown Gas, which are utilized in accordance with a directive from the New Jersey Commission to create a program to hedge the impact of market fluctuations in natural gas prices. These derivative products are marked to market value each reporting period. In accordance with regulatory requirements, realized gains and losses related to these derivatives are reflected in purchased gas costs and ultimately included in billings to customers. Unrealized gains and losses are reflected as a regulatory asset (loss) or liability (gain), as appropriate, in our condensed consolidated balance sheets.

Glossary of Terms

Sequent’s and SouthStar’s derivatives include exchange-traded and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within level 1. Some exchange-traded derivatives are valued using broker or dealer quotation services, or market transactions in either the listed or OTC markets. In such cases, these exchange-traded derivatives are classified within level 2.

OTC derivative trading instruments include swaps, forwards and options that are valued at fair value and may be offset with similar positions in exchange-traded markets. In certain instances, these instruments may utilize different methodologies to measure fair value. Generally, we use a similar methodology to value similar instruments. Valuation methodologies utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, which are inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in level 2. Certain OTC derivatives trade in less active markets with a lower availability of pricing information.

In addition, certain structured transactions can introduce the need for internally-developed methodology inputs which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in level 3.

At the beginning of 2008, we had a notional principal amount of $100 million of interest rate swap agreements associated with our senior notes. In March 2008, we terminated these interest rate swap agreements. We received a payment of $2 million, which included accrued interest and the fair value of the interest rate swap agreements at the termination date which was recorded as deferred income and classified as a liability in our condensed consolidated balance sheets and will be amortized through January 2011, the remaining life of the associated senior notes.

The following table sets forth a reconciliation of the termination of our interest rate swaps, classified as level 3 in the fair value hierarchy:

In millions	Three months ended March 31, 2008
Balance as of January 1, 2008	$(2)
Realized and unrealized gains	-
Settlements	2
Transfers in or out of level 3	-
Balance as of March 31, 2008	$-
Change in unrealized gains (losses) relating to instruments held as of March 31, 2008	$-

Transfers in or out of level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the methodology inputs became unobservable or assets and liabilities that were previously classified as level 3 for which the lowest significant input became observable during the period.

The carrying value of cash and cash equivalents, receivables, accounts payable, other current liabilities, derivative assets, derivative liabilities and accrued interest approximate fair value. The following table shows the carrying amount and fair value of our long-term debt including any current portions included in our condensed consolidated balance sheets.

In millions	Carrying amount	Estimated fair value
As of December 31, 2007	$1,676	$1,710
As of March, 31, 2008 (1)	$1,677	$1,734
(1) Includes $161 million of gas facility revenue bonds which were tendered with the commercial paper program in March and April 2008.

The estimated fair values are determined based on interest rates that are currently available for issuance of debt with similar terms and remaining maturities. We also include registrants with similar credit ratings and risk. Considerable judgment is required to develop the fair value estimates; therefore, the values are not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value estimates are based on information available to management as of March 31, 2008.

Risk Management

Our risk management activities are monitored by our Risk Management Committee (RMC) which consists of members of senior management and our Finance and Risk Management Committee (FRMC) which consists of members from our Board of Directors. Both the RMC and FRMC are charged with reviewing and enforcing our risk management activities. Our risk management policies limit the use of derivative financial instruments and physical transactions within predefined risk tolerances associated with pre-existing or anticipated physical natural gas sales and purchases and system use and storage. We use the following derivative financial instruments and physical transactions to manage commodity price, interest rate, weather and foreign currency risks:

•	forward contracts
•	futures contracts
•	options contracts
•	financial swaps
•	treasury locks
•	weather derivative contracts
•	storage and transportation capacity transactions
•	foreign currency forward contracts

Glossary of Terms

Note 3 - Employee Benefit Plans

Pension Benefits

We sponsor two tax-qualified defined benefit retirement plans for our eligible employees, the AGL Resources Inc. Retirement Plan and the Employees’ Retirement Plan of NUI Corporation. A defined benefit plan specifies the amount of benefits an eligible participant eventually will receive using information about the participant. The following are the combined cost components of our two defined benefit pension plans for the periods indicated:

	Three months ended March 31,
In millions	2008	2007
Service cost	$2	$2
Interest cost	7	6
Expected return on plan assets	(8)	(8)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	1	2
Net pension cost	$1	$1

Our employees do not contribute to the retirement plans. We fund the plans by contributing at least the minimum amount required by applicable regulations and as recommended by our actuary. However, we may also contribute in excess of the minimum required amount. We calculate the minimum amount of funding using the projected unit credit cost method. The Pension Protection Act (the Act) of 2006 contains new funding requirements for single employer defined benefit pension plans. The Act establishes a 100% funding target for plan years beginning after December 31, 2007. However, a delayed effective date of 2011 may apply if the pension plan meets the following targets: 92% funded in 2008; 94% funded in 2009; and 96% funded in 2010. No contribution is required for our qualified plans in 2008.

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

Eligibility for benefits under the AGL Postretirement Plan is based on age and years of service. The following are the cost components of the AGL Postretirement Plan for the periods indicated:

	Three months ended March 31,
In millions	2008	2007
Service cost	$-	$-
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of prior service cost	(1)	(1)
Net postretirement benefit cost	$(1)	$(1)

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP Plan), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP Plan, we made matching contributions to participant accounts in the first three months of $2 million in 2008 and in 2007.

Note 4 - Common Shareholders’ Equity

Share Repurchase Program

In March 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock to be used for issuances under the Officer Incentive Plan. In the first three months of 2008, we purchased 10,333 shares under this plan. As of March 31, 2008, we had purchased a total 307,567 shares, leaving 292,433 shares available for purchase.

In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. These purchases are intended to offset share issuances under our employee and non-employee director incentive compensation plans and our dividend reinvestment and stock purchase plans. Stock purchases under this program may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we will purchase, and we can terminate or limit the program at any time. We will hold the purchased shares as treasury shares. We did not purchase shares under this program during the first three months of 2008. As of March 31, 2008, we had repurchased 3,049,049 shares at a weighted average price of $38.58.

Glossary of Terms

Note 5 – Debt

Our issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions, the SEC and the FERC as granted by the Energy Policy Act of 2005. The following table provides more information on our various debt securities.

			Weighted average	Outstanding as of
In millions	Year(s) due (1)	Interest rate (1)	interest rate (1)	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2007
Short-term debt
Commercial paper	2008	3.1%	4.1%	$213	$566	$96
Pivotal Utility line of credit	2008	2.6	3.6	10	12	7
Sequent line of credit	2008	2.9	3.3	31	1	7
Capital leases	2008	4.9	4.9	1	1	1
Current portion of long-term debt	2008	1.4-5.4	4.2	114	-	-
Total short-term debt		3.2%	4.1%	$369	$580	$111
Long-term debt - net of current portion
Senior notes	2011-2034	4.5-7.1%	5.9%	$1,275	$1,275	$1,150
Gas facility revenue bonds	2033	5.3	5.3	40	201	201
Medium-term notes	2012-2027	6.6-9.1	7.8	196	196	196
Capital leases	2013	4.9	4.9	5	6	6
Notes payable to Trusts	-	-	-	-	-	77
AGL Capital interest rate swaps	-	-	-	-	(2)	(5)
Total long-term debt		6.1%	6.1%	$1,516	$1,676	$1,625

Total debt		5.6%	5.6%	$1,885	$2,256	$1,736
(1)	As of March 31, 2008

Gas Facility Revenue Bonds

In 2008, a portion of our gas facility revenue bonds, totaling $161 million, failed to draw enough potential buyers. Three of these bonds with principal amounts of $55 million, $47 million and $20 million had interest rates that were adjusted every 35-days through an auction, which failed due to the dislocation or disruption in the auction markets as a result of the downgrades to the bond insurers which reduced investor demand and liquidity for this type of investment. One of the bonds with a principal amount of $39 million had an interest rate which was reset daily.

In March 2008, we tendered the bonds with a principal amount of $47 million through the commercial paper program. The three remaining bonds, presented as short-term debt on our condensed consolidated balance sheets, with principal amounts of $114 million were tendered through the commercial paper program in April 2008.

Glossary of Terms

Note 6 - Commitments and Contingencies

Contractual Obligations and Commitments We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. There were no significant changes to our contractual obligations described in Note 7 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our contingent financial commitments as of March 31, 2008.

	Commitments due before Dec. 31,
In millions	Total	2008	2009 & thereafter
Standby letters of credit and performance and surety bonds	$36	$30	$6

Litigation

We are involved in litigation arising in the normal course of business. The ultimate resolution of such litigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In March 2008, Jefferson Island served discovery requests on the State of Louisiana seeking a trial date in its pending lawsuit over its natural gas storage expansion project at Lake Peigneur. Jefferson Island also asserted additional claims against the State seeking to obtain a declaratory ruling that Jefferson Island’s surface lease, under which it operates its existing two storage caverns, authorizes the creation of the two new expansion caverns separate and apart from the mineral lease challenged by the State. Jefferson Island originally filed the suit against the State in the 19th Judicial District Court in Baton Rouge in September 2006. Additional information in the Jefferson Island Storage & Hub, LLC vs. State of Louisiana litigation is described in Note 7 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. The ultimate resolution of such litigation cannot be determined, but it is not expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In February 2008, the consumer affairs staff of the Georgia Commission alleged that GNG charged its customers on variable rate plans prices for natural gas that were in excess of the published price, that it failed to give proper notice regarding the availability of potentially lower price plans and that it changed its methodology for computing variable rates. GNG asserts that it fully complied with all applicable rules and regulations, that it properly charged its customers on variable rate plans the rates on file with the Georgia Commission, and that, consistent with its terms and conditions of service, it routinely switched customers who requested to move to another price plan for which they qualified. In order to resolve this matter and return our focus to the operating of our business, GNG agreed to pay $2.5 million in the form of credits to customers, or as directed by the Georgia Commission, which was recorded in our condensed consolidated statements of income for the three months ended March 31, 2008.

In February 2008, a class action lawsuit was filed in the Superior Court of Fulton County in the State of Georgia against GNG containing similar allegations to those asserted by the Georgia Commission staff and seeking damages on behalf of a class of GNG customers. GNG continues to assert that it has complied fully with state law and Georgia Commission rules and will vigorously defend the lawsuit.

In March 2008, a second class action suit was filed against GNG in the State Court of Fulton County in the State of Georgia, regarding monthly service charges. This lawsuit alleges that GNG arbitrarily assigned customer service charges rather than basing each customer service charge on a specific credit score.

GNG asserts that no violation of law or Georgia Commission rules has occurred and that both lawsuits are without merit. The ultimate resolution of these lawsuits cannot be determined, but are not expected to have a material effect on our condensed consolidated results of operations, cash flows or financial condition.

Review of Compliance with FERC Regulations

We recently conducted an internal review of our compliance with FERC interstate natural gas pipeline capacity release rules and regulations.  Independent of our internal review, we also received data requests from FERC’s Office of Enforcement relating specifically to compliance with FERC’s capacity release posting and bidding requirements.  We have responded to FERC’s data requests and are fully cooperating with FERC in its investigation.  As a result of this process, we have identified certain instances of possible non-compliance.  We are committed to full regulatory compliance and we plan to meet with FERC Enforcement staff in the near future to share with it the results of our broader internal review.  At this time we are unable to predict the outcome of the FERC investigation.

Glossary of Terms

Note 7 - Segment Information

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

You should not consider EBIT an alternative to, or a more meaningful indicator of our operating performance than, operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The following table contains the reconciliations of EBIT to operating income and net income for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
In millions	2008	2007
Operating revenues	$1,012	$973
Operating expenses	824	757
Operating income	188	216
Minority interest	(16)	(22)
Other income	1	1
EBIT	173	195
Interest expense, net	30	31
Earnings before income taxes	143	164
Income taxes	54	62
Net income	$89	$102

Balance sheet information at December 31, 2007, is as follows:
In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$4,833	$406
Retail energy operations	284	-
Wholesale services	900	-
Energy investments	287	14
Corporate and intercompany eliminations (2)	(34)	-
Consolidated AGL Resources	$6,270	$420

(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our corporate segment’s assets consist primarily of cash and cash equivalents and property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Terms

Summarized income statement information, identifiable and total assets, goodwill and property, plant and equipment expenditures as of and for the three months ended March 31, 2008 and 2007, by segment are shown in the following tables.

Three months ended March 31, 2008
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations	Consolidated AGL Resources
Operating revenues from external parties	$610	$375	$17	$11	$(1)	$1,012
Intercompany revenues (1)	66	-	-	-	(66)	-
Total operating revenues	676	375	17	11	(67)	1,012
Operating expenses
Cost of gas	428	293	2	-	(66)	657
Operation and maintenance	86	19	12	4	(2)	119
Depreciation and amortization	31	1	1	1	2	36
Taxes other than income taxes	9	-	1	1	1	12
Total operating expenses	554	313	16	6	(65)	824
Operating income (loss)	122	62	1	5	(2)	188
Minority interest	-	(16)	-	-	-	(16)
Other income	1	-	-	-	-	1
EBIT	$123	$46	$1	$5	$(2)	$173
Identifiable and total assets	$4,770	$296	$1,004	$292	$(219)	$6,143
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures	$59	$6	$-	$11	$4	$80

Three months ended March 31, 2007
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations	Consolidated AGL Resources
Operating revenues from external parties	$592	$354	$19	$9	$(1)	$973
Intercompany revenues (1)	59	-	-	-	(59)	-
Total operating revenues	651	354	19	9	(60)	973
Operating expenses
Cost of gas	403	251	-	-	(59)	595
Operation and maintenance	88	17	9	5	(3)	116
Depreciation and amortization	29	1	1	1	3	35
Taxes other than income taxes	9	-	-	1	1	11
Total operating expenses	529	269	10	7	(58)	757
Operating income (loss)	122	85	9	2	(2)	216
Minority interest	-	(22)	-	-	-	(22)
Other income	1	-	-	-	-	1
EBIT	$123	$63	$9	$2	$(2)	$195
Identifiable and total assets	$4,526	$284	$730	$375	$(189)	$5,726
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures	$41	$-	$1	$4	$7	$53

(1)
Intercompany revenues – Wholesale services records its energy marketing and risk management revenue on a net basis. Wholesale services’ total operating revenues include intercompany revenues of $273 million and $168 million for the three months ended March 31, 2008 and 2007, respectively.

(2)	Identifiable assets are those used in each segment’s operations.
(3)	Our corporate segment’s assets consist primarily of cash and cash equivalents, property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Terms

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain expectations and projections regarding our future performance referenced in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this report, as well as in other reports and proxy statements we file with the SEC are forward-looking statements. Officers and other employees may also make verbal statements to analysts, investors, regulators, the media and others that are forward-looking.

Forward-looking statements involve matters that are not historical facts, and because these statements involve anticipated events or conditions, forward-looking statements often include words such as "anticipate," "assume," “believe,” "can," "could," "estimate," "expect," "forecast," "future," “goal,” "indicate," "intend," "may," “outlook,” "plan," “potential,” "predict," "project,” "seek," "should," "target," "will," "would," or similar expressions. Our expectations are not guarantees and are based on currently available competitive, financial and economic data along with our operating plans. While we believe that our expectations are reasonable in view of currently available information, our expectations are subject to future events, risks and uncertainties, and there are several factors - many beyond our control - that could cause our results to differ significantly from our expectations.

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, unexpected change in project costs, including the cost of funds to finance these projects; the impact of acquisitions and divestitures; direct or indirect effects on our business, financial condition or liquidity resulting from a change in our credit ratings or the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions and general economic conditions; uncertainties about environmental issues and the related impact of such issues; the impact of changes in weather on the temperature-sensitive portions of our business; the impact of natural disasters such as hurricanes on the supply and price of natural gas; acts of war or terrorism; and other factors described in detail in our filings with the SEC.

We caution readers that, in addition to the important factors described elsewhere in this report, the factors set forth in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007, among others, could cause our business, results of operations or financial condition in 2008 and thereafter to differ significantly from those expressed in any forward-looking statements. There also may be other factors that we cannot anticipate or that are not described in our Form 10-K or in this report that could cause results to differ significantly from our expectations.

Forward-looking statements are only as of the date they are made. We do not update these statements to reflect subsequent circumstances or events.

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business and the sale of natural gas to end-use customers primarily in Georgia through our retail natural gas marketing business. As of March 2008, our six utilities serve 2.3 million end-use customers, making us the largest distributor of natural gas in the southeastern and mid-Atlantic regions of the United States based on customer count. Although our retail natural gas marketing business is not subject to the same regulatory framework as our utilities, it is an integral part of the retail framework for providing gas service to end-use customers in Georgia.

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

Executive Summary

One of our goals is to provide long-term earnings per share growth in the range of 4% to 6% on a compound average annual basis. We plan to achieve this goal through execution of the following key initiatives and strategies:

•	Create and execute an integrated regulatory plan for the successful outcome of upcoming rate cases;
•	Maintain and enhance our industry reputation for safety performance, low cost structure and conservative capital discipline;
•	Deliver a superior customer experience by offering choice and convenience;
•	Attract, retain and create loyalty for our products and services from our customers;
•	Promote the environmental and efficiency benefits of natural gas
•
Pursue long-term growth opportunities, including the execution of storage and pipeline development projects as well as opportunistic acquisitions of regulated and non-regulated assets that expand our size, scale and market reach; and

•	Cultivate a collaborative and inclusive workplace that encourages the diversity of ideas, backgrounds and experiences.

Glossary of Terms

We believe we are well positioned operationally and financially within our industry to execute upon the favorable and improving natural gas industry fundamentals. One of the key drivers of this improvement will be new electric generation capacity, which for the last ten years has been the increase in electric generation fueled by natural gas. With the efficiency and environmental drivers moving forward, we believe the majority of electric generation that will be installed for at least the next decade will also be primarily fueled by natural gas. In addition, the direct use of natural gas by customers will further benefit our distribution operations segment since natural gas is the cleanest burning and most efficient fossil fuel with significantly lower carbon content than oil and coal.

At the same time, we currently see challenging economic conditions in the areas we serve. For example, in Georgia where Atlanta Gas Light and SouthStar serve customers, we are experiencing a significant decline in new housing starts, which are down about 40% as compared to last year. Consequently, we have seen and continue to expect negative impacts on our customer growth rates in our distribution operations segment. As in 2007, we will continue to focus significant efforts on reducing customer attrition and on increasing our average customer count through a variety of marketing programs and initiatives, including rebates offered to customers who switch to or replace natural gas appliances. For full-year 2008, we expect customer growth in our distribution operations operating segment to be approximately 0.5% as compared to our average end-use customers for full-year 2007. For the three months ended March 31, 2008, our average customer count in the distribution operations segment increased by approximately 8,000 customers or 0.3% as compared to the prior year comparable quarter. We expect these factors to have a similar impact on average customer growth at SouthStar, which incurred a 2% decline in average customer count for the three months ended March 31, 2008 as compared to the same period in 2007.

During the first quarter of 2008, we continued to see average customer usage patterns related to natural gas prices and weather conditions remain at levels more consistent with historical averages. Our overall throughput during the three months ended March 31, 2008 as compared to the prior year increased at distribution operations by 1%, and increased by 3% at SouthStar for its Georgia customers; however, weather in our service areas at distribution operations and SouthStar was generally warmer overall in 2008 as compared to last year. We attempt to stabilize and mitigate the impact to our earnings due to weather through hedging activities at SouthStar and through WNA regulatory mechanisms at distribution operations. For SouthStar, we experienced positive impacts on earnings due to weather that was colder than normal, but that impact was largely offset through SouthStar’s hedging activities. At distribution operations, operating margins were negatively impacted by $4 million due to overall weather that was warmer than normal and because the WNA regulatory mechanisms did not completely offset the negative impact on earnings from decreased consumption resulting from the warmer weather.

The natural gas markets experienced slightly more volatility as compared to last year, enabling Sequent to capture more asset optimization and arbitrage opportunities in 2008. However, this volatility in the natural gas markets did not return to levels that we experienced in 2006 and 2005, and was more consistent with the years before 2005. This increased volatility during the first quarter of 2008, as compared to the prior-year period, enabled Sequent to recognize $30 million in operating margins from commercial activity, a $5 million increase as compared to last year. However, due to greater increases in NYMEX gas prices in 2008 and the widening of basis spreads, Sequent recorded $15 million in losses on storage and transportation hedges, a $9 million increase in hedge losses as compared to last year resulting in $4 million in lower reported operating margins as compared to last year.

The rising commodity prices along with reduced opportunities related to the management of storage and transportation assets throughout the first quarter of 2008 further negatively impacted SouthStar's operating margin by $16 million . More favorable market conditions and decreasing natural gas prices in 2007 enabled SouthStar to recognize higher operating margin in the first quarter of 2007.

Glossary of Terms

Given the above operating margin challenges, we continue to focus on operating our businesses as efficiently as possible, especially within our distribution operations and corporate segments through control of our operating costs. One of the key metrics we monitor in distribution operations is our operation and maintenance expenses per customer that was $37 per customer for the first quarter of 2008, a 2.6% decrease as compared to $38 per customer for the same period last year.

Finally, we remain committed to the planned expansion and construction of our natural gas storage business. At Golden Triangle, we are on schedule and expect to begin construction in May 2008. At Jefferson Island, we are actively pursuing litigation against the State of Louisiana to obtain a court order or settlement confirming our right to build the planned two new caverns.

Distribution Operations - Our distribution operations segment is the largest component of our business and includes these natural gas utilities in six states:

•	Atlanta Gas Light in Georgia
•	Chattanooga Gas in Tennessee
•	Elizabethtown Gas in New Jersey
•	Elkton Gas in Maryland
•	Florida City Gas in Florida
•	Virginia Natural Gas in Virginia

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

Our non-Georgia jurisdictions have various regulatory mechanisms that allow us to recover our costs, but they are not direct offsets to the potential impacts of weather and customer consumption on earnings. In our New Jersey, Virginia, Tennessee and Maryland utilities, their respective tariffs contain WNA provisions that are designed to help stabilize operating results by increasing base rate amounts charged to customers when weather is warmer than normal and decreasing amounts charged when weather is colder than normal. The WNA is most effective in a reasonable temperature range relative to normal weather using historical averages.

We continuously monitor the performance of our utilities to determine whether rates need to be adjusted through the regulatory process. We have long-term fixed rate settlements in our three largest franchises in Georgia, New Jersey and Virginia.

Retail Energy Operations - Our retail energy operations segment consists of SouthStar, a joint venture owned 70% by us and 30% by Piedmont. SouthStar markets natural gas and related services to retail customers on an unregulated basis, principally in Georgia, as well as to commercial and industrial customers in Alabama, Florida, Ohio, Tennessee, North Carolina and South Carolina. SouthStar is the largest marketer of natural gas in Georgia with an approximate 35% market share, based on customer count.

Although our ownership interest in the SouthStar partnership is 70%, the majority of SouthStar's earnings in Georgia are allocated by contract 75% to us and 25% to Piedmont. SouthStar’s earnings related to customers in Ohio and Florida are allocated 70% to us and 30% to Piedmont. We record the earnings allocated to Piedmont as a minority interest in our condensed consolidated statements of income, and we record Piedmont’s portion of SouthStar’s capital as a minority interest in our condensed consolidated balance sheets. The majority of SouthStar’s earnings allocated to us for the three months ended March 31, 2008, were at the 75% contractual rate.

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

Wholesale Services - Our wholesale services segment consists primarily of Sequent, our subsidiary involved in asset management and optimization, storage, transportation, producer and peaking services and wholesale marketing. Sequent seeks asset optimization opportunities, which focus on capturing the value from idle or underutilized assets, typically by participating in transactions to take advantage of pricing differences between varying markets and time horizons within the natural gas supply, storage and transportation markets to generate earnings. These activities are generally referred to as arbitrage opportunities.

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

Glossary of Terms

Sequent provides its customers with natural gas from the major producing regions and market hubs in the U.S. and Canada. Sequent acquires transportation and storage capacity to meet its delivery requirements and customer obligations in the marketplace. Sequent’s customers benefit from its logistics expertise and ability to deliver natural gas at prices that are advantageous relative to other alternatives available to its customers.

Asset management transactions The following table provides updated information on Sequent’s asset management agreements with its affiliated utilities, including amended or extended agreements in 2008 with Florida City Gas, Chattanooga Gas and Elizabethtown Gas.

	Expiration	% of shared
	date	profits or annual fee
Florida City Gas	Oct 2008	50%
Virginia Natural Gas	Mar 2009	(A)
Elkton Gas	Mar 2009	(B)
Chattanooga Gas	Mar 2011	50% (C)
Elizabethtown Gas	Mar 2011	(A) (C)
Atlanta Gas Light	Mar 2012	up to 60% (C)
(A)	Shared on a tiered structure.
(B)	Annual fixed fee to customers is $10,800.
(C) Includes aggregate annual minimum payments of $12 million for Chattanooga Gas, Elizabethtown Gas and Atlanta Gas Light.

Storage inventory outlook The following graph presents the NYMEX forward natural gas prices as of March 31, 2008 and December 31, 2007, for the period of April 2008 through March 2009, and reflects the prices at which Sequent could buy natural gas at the Henry Hub for delivery in the same time period.

Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the table below along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues are net of the impact of regulatory sharing and reflect the amounts that are realizable in future periods based on the inventory withdrawal schedule and forward natural gas prices at March 31, 2008. Sequent’s storage inventory is economically hedged with futures contracts, which results in an overall locked-in margin, timing notwithstanding.
	Withdrawal schedule (in NYMEX equivalent contract units of 10,000 MMBtu’s)
	Salt dome (WACOG $8.54)	Reservoir (WACOG $8.07)	Expected operating revenues (in millions)
2008
Second quarter	49	590	$9
Third quarter	31	127	2
Fourth quarter	258	97	7
2009
First quarter	20	34	1
Total	358	848	$19

Sequent expects operating revenues of approximately $18 million in 2008 and $1 million in 2009 if all factors were to remain the same. This could change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months. Based upon Sequent’s current projection of year-end storage positions at December 31, 2008, a $1.00 change in the first quarter 2009 forward NYMEX prices would result in a $1 million impact to Sequent’s reported EBIT for the year ending December 31, 2008, after regulatory sharing.

For more information on Sequent’s energy marketing and risk management activities, see Item 3, Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.

Energy Investments - Our energy investments segment includes a number of businesses that are related or complementary to our primary business. The most significant of these businesses is our natural gas storage business, Jefferson Island, which operates a high-deliverability salt-dome storage asset in the Gulf Coast region of the U.S. and is actively pursuing expansion of the existing facility. Additionally, through Golden Triangle Storage, we are actively in the development of new salt-dome storage assets in the Gulf Coast region of the U.S. While our salt-dome storage business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of its storage services are covered under medium to long-term contracts at a fixed market rate. We also own and operate a small telecommunications business, AGL Networks, which constructs and operates conduit and fiber infrastructure within select metropolitan areas.

Corporate - Our corporate segment includes our nonoperating business units, including AGL Services Company and AGL Capital.

We allocate substantially our entire corporate segment operating expenses and interest costs to our operating segments in accordance with state regulations. Our segment results include the impact of these allocations to the various operating segments. Our corporate segment also includes intercompany eliminations for transactions between our operating business segments.

Glossary of Terms

Results of Operations

Operating margin and EBIT We evaluate segment performance using the measures of operating margin and EBIT, which include the effects of corporate expense allocations. Our operating margin and EBIT are not measures that are considered to be calculated in accordance with GAAP. EBIT is a non-GAAP measure that includes operating income, other income and expenses and minority interest. Items that we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated level. Operating margin is also a non-GAAP measure that is calculated as operating revenues minus cost of gas, which excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets; these items are included in our calculation of operating income as reflected in our condensed consolidated statements of income.

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

You should not consider operating margin or EBIT an alternative to, or a more meaningful indicator of, our operating performance than net income as determined in accordance with GAAP. In addition, our operating margin or EBIT measures may not be comparable to similarly titled measures of other companies.

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

Seasonality also affects the comparison of certain balance sheet items, such as receivables, inventories and short-term debt across quarters. However, these items are comparable when reviewing our annual results. Accordingly, we have presented the condensed consolidated balance sheet as of March 31, 2007, to provide comparisons of these items to December 31, 2007, and March 31, 2008.

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

Glossary of Terms

The following table sets forth a reconciliation of our operating margin and EBIT to our operating income and net income, together with other consolidated financial information for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
In millions, except per share data	2008	2007	Change
Operating revenues	$1,012	$973	$39
Cost of gas	657	595	62
Operating margin (1)	355	378	(23)
Operating expenses	167	162	5
Operating income	188	216	(28)
Other income	1	1	-
Minority interest	(16)	(22)	6
EBIT (1)	173	195	(22)
Interest expense	30	31	(1)
Earnings before income taxes	143	164	(21)
Income taxes	54	62	(8)
Net income	$89	$102	$(13)

Basic earnings per common share	$1.17	$1.31	$(0.14)
Diluted earnings per common share	$1.16	$1.30	$(0.14)
Weighted-average number of common shares outstanding
Basic	76.0	77.5	(1.5)
Diluted	76.3	77.9	(1.6)
(1) These are non-GAAP measurements.

Glossary of Terms

Selected weather, customer and volume metrics for the three months ended March 31, 2008 and 2007, are presented in the following tables.

Weather Heating degree days (1)		Three months ended March 31,		2008 vs. normal colder	2008 vs. 2007 colder
	Normal	2008	2007	(warmer)	(warmer)
Florida	319	197	264	(38)%	(25)%
Georgia	1,436	1,510	1,312	5%	15%
Maryland	2,491	2,339	2,503	(6)%	(7)%
New Jersey	2,504	2,422	2,594	(3)%	(7)%
Tennessee	1,632	1,721	1,513	5%	14%
Virginia	1,767	1,601	1,742	(9)%	(8)%

(1) Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents ten-year averages from April 1999 to March 2008.

Customers	Three months ended March 31,
	2008	2007	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,582	1,578	0.3%
Chattanooga Gas	63	63	-
Elizabethtown Gas	274	272	0.7%
Elkton Gas	6	6	-
Florida City Gas	104	104	-
Virginia Natural Gas	274	272	0.7%
Total	2,303	2,295	0.3%
Operation and maintenance per customer	$37	$38	(2.6)%
EBIT per customer	$53	$54	(1.9)%

Retail Energy Operations
Average customers (in thousands)	536	549	(2)%
Market share in Georgia	35%	36%	(3)%

Volumes	Three months ended March 31,
In billion cubic feet (Bcf)	2008	2007	% change
Distribution Operations
Firm	97.8	96.1	2%
Interruptible	29.4	30.2	(3%)
Total	127.2	126.3	1%

Retail Energy Operations
Georgia firm	18.6	18.0	3%
Ohio and Florida	2.4	2.3	4%

Wholesale Services
Daily physical sales (Bcf/day)	2.7	2.4	13%

Glossary of Terms

First quarter 2008 compared to first quarter 2007

Segment information Operating revenues, operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended March 31, 2008 and 2007.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2008
Distribution operations	$676	$248	$126	$123
Retail energy operations	375	82	20	46
Wholesale services	17	15	14	1
Energy investments	11	11	6	5
Corporate (2)	(67)	(1)	1	(2)
Consolidated	$1,012	$355	$167	$173

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2007
Distribution operations	$651	$248	$126	$123
Retail energy operations	354	103	18	63
Wholesale services	19	19	10	9
Energy investments	9	9	7	2
Corporate (2)	(60)	(1)	1	(2)
Consolidated	$973	$378	$162	$195
(1)	These are non-GAAP measures. A reconciliation of operating margin and EBIT to our operating income and net income is located in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

For the first quarter of 2008, net income decreased by $13 million or 13% and earnings per share decreased by $0.14 per basic and diluted share or 11% compared to the first quarter of 2007. The variance between the two quarters was primarily driven by decreased EBIT contributions of $17 million from retail energy operations and $8 million from wholesale services primarily due to lower operating margins. This decrease was partially offset by increased EBIT from energy investments of $3 million due to increased operating margins. In addition, income taxes decreased by $8 million due to lower earnings before income taxes.

Operating margin Our operating margin for the first quarter of 2008 decreased by $23 million or 6% compared to the same period last year. This decrease was primarily due to decreased operating margins at retail energy operations and wholesale services partially offset by increased operating margin at energy investments.

Distribution operations' operating margin was flat compared to last year. This was primarily a result of a $1 million increase in PRP operating revenues at Atlanta Gas Light which was offset by decreased gas storage carrying costs at Atlanta Gas Light of $1 million.

Retail energy operations' operating margin decreased by $21 million or 20%. The following table indicates the significant changes in retail energy operations’ operating margin for the three months ended March 31, 2008 compared to 2007.

In millions
Operating margin for first quarter of 2007	$103
Lower contributions from the management of storage and transportation assets largely due to rising commodity prices in 2008	(16)
Retail pricing settlement with Georgia Commission	(3)
Ohio and Florida margins	(2)
Colder weather	7
Loss on weather derivatives	(7)
Operating margin for first quarter of 2008	$82

Wholesale services’ operating margin decreased $4 million or 21% compared to the first quarter of 2007 primarily due to storage and transportation hedge losses as a result of rising natural gas prices and expanding basis spreads, partially offset by stronger commercial activity. The following table indicates the significant changes in wholesale services’ operating margin for the three months ended March 31, 2008 and 2007.

In millions	2008	2007
Commercial activity	$30	$25
Loss on storage hedges	(11)	(6)
Loss on transportation hedges	(4)	-
Operating margin	$15	$19

The increase of $5 million in losses associated with storage hedge positions was due to rising forward NYMEX prices during the current period compared to the less significant increases experienced in 2007. In addition, the current period losses of $4 million associated with transportation hedges were driven by the widening of future locational spreads. These amounts were partially offset by a $5 million increase in commercial activity due in part to first quarter weather and higher market volatility. For more information on Sequent’s expected operating revenues from its storage inventory in 2008 and 2009, see the description of wholesale services’ business in this section beginning on page 20.

Energy investments’ operating margin increased $2 million or 22% primarily due to higher operating margins at AGL Networks and Jefferson Island.

Operating Expenses Our operating expenses for the first quarter of 2008 increased $5 million or 3% as compared to the first quarter of 2007. The following table indicates the significant changes in our operating expenses.

In millions
Operating expenses for first quarter of 2007	$162
Increased payroll and other operating costs at wholesale services due to continued growth	4
Increased costs at retail energy operations due to growth, resulting in higher marketing and sales expense, increased bad debt costs due to higher revenues driven by higher natural gas prices	2
Decreased development expenses	(1)
Operating expenses for first quarter of 2008	$167

Glossary of Terms

Interest Expense The decrease in interest expense of $1 million or 3% for the three months ended March 31, 2008, was primarily due to the decrease in short-term interest rates partially offset by higher average debt outstanding.

	Three months ended March 31,
In millions	2008	2007	Change
Average debt outstanding (1)	$2,098	$1,994	$104
Average rate	5.7%	6.2%	(0.5)%

(1) Daily average of all outstanding debt.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies and other factors. See Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007, for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities.

	Three months ended March 31,
In millions	2008	2007
Net cash provided by (used in):
Operating activities	$512	$542
Investing activities	(80)	(53)
Financing activities	(430)	(480)
Net increase in cash and cash equivalents	$2	$9

Cash Flow from Operating Activities In the first quarter of 2008, our net cash flow provided from operating activities was $512 million, a decrease of $30 million or 6% from the same period in 2007. This was primarily a result of increased working capital requirements, principally driven by rising natural gas prices. This decrease in cash flow from operating activities was also a result of contract settlements and changes in the net fair value of our energy marketing and risk management assets and liabilities.

Cash Flow from Investing Activities Our investing activities consisted of PP&E expenditures of $80 million for the three months ended March 31, 2008 and $53 million for the same period in 2007. The increase of $27 million or 51% in PP&E expenditures was primarily due to an $18 million increase at distribution operations, which included higher spending for the pipeline replacement program and expenditures for Virginia Natural Gas’ Hampton Roads pipeline project connecting its northern and southern systems.

Additionally, our retail energy operations’ PP&E expenditures increased $6 million as a result of its purchase of information technology assets in support of its transition to a new customer care and call center vendor. Our energy investments’ PP&E expenditures increased $7 million primarily from increased telecommunication expenditures at AGL Networks of $6 million on its Phoenix network expansion. These PP&E expenditure increases were partially offset by decreased information technology expenditures at our corporate segment of $3 million.

Cash Flow from Financing Activities Our financing activities are primarily composed of borrowings and payments of short-term debt, payments of medium-term notes, and notes payable to AGL Capital Trust I and II, borrowings of senior notes, distributions to minority interests, cash dividends on our common stock issuances, and purchases and issuances of treasury shares. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable-rate debt target is 15% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of March 31, 2008, our variable-rate debt was 20% of our total debt, compared to 18% as of March 31, 2007. The increased variable-rate debt was due to higher commercial paper borrowings, which was partially offset by the termination of the interest rate swap agreements which had effectively converted the interest expense associated with $100 million of our senior notes from fixed to variable rates.

Glossary of Terms

We also work to maintain or improve our credit ratings to manage our existing financing costs effectively and enhance our ability to raise additional capital on favorable terms. Factors we consider important in assessing our credit ratings include our balance sheet leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The table below summarizes our credit ratings as of March 31, 2008, and reflects no change from December 31, 2007.

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

Our debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions. Our most important default events include maintaining covenants with respect to a maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, and acceleration of other financial obligations and change of control provisions. Our Credit Facility’s financial covenant requires us to maintain a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. We currently comply with all existing debt provisions and covenants. For more information on our debt, see Note 5 “Debt.”

Short-term Debt Our short-term debt is composed of borrowings under our commercial paper program, lines of credit at Sequent, SouthStar and Pivotal Utility, current portions of our gas facility revenue bonds and the current portion of our capital leases.

Our short-term debt financing generally increases between June and December because our payments for natural gas and pipeline capacity are generally made to suppliers prior to the collection of accounts receivable from our customers. We typically reduce short-term debt balances in the spring because a significant portion of our current assets are converted into cash at the end of the winter heating season. As of March 31, 2008, our commercial paper borrowings increased by $117 million or 122% as compared to the same time last year, primarily a result of our tendering $47 million of our gas facility revenue bonds with commercial paper in March 2008, increased PP&E expenditures of $27 million and increased working capital requirements as a result of rising natural gas prices.

As of March 31, 2008 and 2007, we had no outstanding borrowings under the Credit Facility and had unused availability of $1 billion. The availability of borrowings and unused availability under our Credit Facility is limited and subject to conditions specified within the Credit Facility, which we currently meet. These conditions include:

•
the maintenance of a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. As of March 31, 2008, our ratio of total debt of 52% to total capitalization was within our targeted and required ranges and was consistent with our ratio of 51% at March 31, 2007

•	the continued accuracy of representations and warranties contained in the agreement

Long-term Debt Our long-term debt matures more than one year from the balance sheet date and consists of medium-term notes, senior notes, gas facility revenue bonds, and capital leases.

In 2008, a portion of our gas facility revenue bonds, totaling $161 million, failed to draw enough potential buyers. Three of these bonds with principal amounts of $55 million, $47 million and $20 million had interest rates that were adjusted every 35-days through an auction, which failed due to the dislocation or disruption in the auction markets as a result of the downgrades to the bond insurers which reduced investor demand and liquidity for this type of investment. One of the bonds with a principal amount of $39 million had an interest rate which was reset daily. To address this issue, we expect to complete a Letter of Credit Facility to provide credit enhancements to these bonds.

In March 2008, we tendered the bonds with a principal amount of $47 million through the commercial paper program. The three remaining bonds, presented as short-term debt on our condensed consolidated balance sheets, with principal amounts of $114 million were tendered through the commercial paper program in April 2008. In 2008, we expect to issue these four bonds as variable rate demand notes in which the interest rate resets daily. These variable rate demand notes will have the same maturity as the gas facility revenue bonds.

Share repurchases In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. For the three months ended March 31, 2008, we did not purchase any shares of our common stock under this plan. During the same period in 2007, we purchased approximately 0.2 million shares of our common stock at a weighted average cost of $41.06 per share and an aggregate cost of $7 million. We hold the purchased shares as treasury shares.

Glossary of Terms

Capital Structure We believe that accomplishing our capitalization objectives and maintaining sufficient cash flow are necessary to maintain our investment-grade credit ratings and to allow us access to capital at reasonable costs. The components of our capital structure, as of the dates indicated, are summarized in the following table.

In millions	Mar. 31, 2008		Dec. 31, 2007		Mar. 31, 2007
Short-term debt	$369	10%	$580	15%	$111	3%
Long-term debt (1)	1,516	42	1,676	43	1,625	48
Total debt	1,885	52	2,256	58	1,736	51
Common shareholders’ equity	1,722	48	1,661	42	1,678	49
Total capitalization	$3,607	100%	$3,917	100%	$3,414	100%

(1)	Net of interest rate swaps, which were terminated in March 2008.

Contractual Obligations and Commitments We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue producing activities. We also have incurred various financial commitments in the normal course of business. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our expected future contractual obligations as of March 31, 2008.

			2009 &	2011 &	2013 &
In millions	Total	2008	2010	2012	thereafter
Recorded contractual obligations:

Long-term debt	$1,516	$-	$-	$317	$1,199
Short-term debt (1)	369	369	-	-	-
PRP costs (2)	231	40	113	60	18
ERC (2)	105	9	31	55	10
Total	$2,221	$418	$144	$432	$1,227

(1)	Includes $161 million of gas facility revenue bonds tendered with commercial paper in March and April 2008.
(2)	Includes charges recoverable through rate rider mechanisms.

			2009 &	2011 &	2013 &
In millions	Total	2008	2010	2012	thereafter
Unrecorded contractual obligations and commitments (1):

Pipeline charges, storage capacity and gas supply (2)	$1,828	$420	$654	$393	$361
Interest charges (3)	1,128	74	197	154	703
Operating leases	150	22	52	32	44
Asset management agreements (4)	49	9	24	16	-
Standby letters of credit, performance / surety bonds	36	30	6	-	-
Total	$3,191	$555	$933	$595	$1,108

(1)	In accordance with generally accepted accounting principles, these items are not reflected in our condensed consolidated balance sheet.
(2)
Charges recoverable through a PGA mechanism or alternatively billed to Marketers. Also includes SouthStar's gas commodity purchase commitments of 1.6 Bcf at floating gas prices calculated using forward natural gas prices as of March 31, 2008, and valued at $163 million. Additionally, includes amounts associated with a subsidiary of NUI which entered into two long-term agreements for the firm transportation and storage of natural gas during 2003 with annual aggregate demand charges of approximately $5 million. A s a result of our acquisition of NUI and in accordance with SFAS 141, we valued the contracts at fair value and established a long-term liability of $38 million for the excess liability. This excess liability is being amortized to our condensed consolidated statements of income over the remaining lives of the contracts of $2 million annually through November 2023 and $1 million from November 2023 to November 2028.

(3)
Floating rate debt is based on the interest rate as of March 31, 2008, and the maturity of the underlying debt instrument. As of March 31, 2008, we have $32 million of accrued interest on our condensed consolidated balance sheet that will be paid in 2008.

(4)
Represent fixed-fee or guaranteed minimum payments for Sequent’s asset management agreements between its affiliated utilities. As of March 31, 2008, we have $7 million of fixed-fee or guaranteed minimum payments accrued on our condensed consolidated balance sheet, which will be paid in 2008.

Glossary of Terms

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

Each of our critical accounting policies and estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Developments

SFAS 160 In December 2007, the FASB issued SFAS 160, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require us to present our minority interest, to be referred to as a noncontrolling interest, separately within the capitalization section of our consolidated balance sheets. We will adopt SFAS 160 on January 1, 2009.

SFAS 161 In March 2008, the FASB issued SFAS 161, which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends the disclosure requirements of SFAS 133 to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS 161 will require additional disclosure in future filings, but will have no financial impact to our consolidated results of operations, cash flows or financial condition. We will adopt SFAS 161 on January 1, 2009.

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

Energy marketing and risk management assets and liabilities SouthStar routinely utilizes various types of financial and other instruments to mitigate certain commodity price and weather risk inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and financial swap agreements.

We have designated a portion of SouthStar’s derivative transactions as cash flow hedges in accordance with SFAS 133. We record derivative gains or losses arising from cash flow hedges in OCI and reclassify them into earnings in the same period as the underlying hedged item occurs and is recorded in earnings. We record any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset and are greater than the losses or gains on the hedged item, in cost of gas in our condensed consolidated statement of income in the period in which the ineffectiveness occurs. SouthStar currently has minimal hedge ineffectiveness. We have not designated the remainder of SouthStar’s derivative instruments as hedges under SFAS 133 and, accordingly we record changes in their fair value in earnings in the period of change.

SouthStar recorded a net unrealized loss related to changes in the fair value of derivative instruments utilized in its energy marketing and risk management activities of $4 million in the first three months of 2008 and $9 million for the same period last year. The following tables illustrate the change in the net fair value of the derivative instruments and energy-trading contracts during the three months ended March 31, 2008 and 2007, and provide details of the net fair value of contracts outstanding as of March 31, 2008.

Glossary of Terms

	Three months ended March 31,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$10	$17
Contracts realized or otherwise settled during period	(8)	(10)
Change in net fair value of contracts	4	1
Net fair value of contracts outstanding at end of period	$6	$8

The sources of SouthStar’s net fair value at March 31, 2008, which mature through December 31, 2008, are as follows:

In millions	Prices actively quoted (1)	Prices provided by other external sources
Total net fair value	$6	$-

(1)	Valued using NYMEX futures prices.

The following tables include the fair values and average values of SouthStar’s energy marketing and risk management assets and liabilities as of March 31, 2008, December 31, 2007 and March 31, 2007. SouthStar bases the average values on monthly averages for the three months ended March 31, 2008 and 2007.

	Average values at March 31,
In millions	2008	2007
Asset	$5	$12
Liability	1	4

	Fair values at
In millions	March 31, 2008	Dec. 31, 2007	March 31, 2007
Asset	$7	$12	$11
Liability	1	2	3

Value at Risk A 95% confidence interval is used to evaluate VaR exposure. A 95% confidence interval means that over the holding period, an actual loss in portfolio value is not expected to exceed the calculated VaR more than 5% of the time. We calculate VaR based on the variance-covariance technique. This technique requires several assumptions for the basis of the calculation, such as price distribution, price volatility, confidence interval and holding period. Our VaR may not be comparable to a similarly titled measure of another company because, although VaR is a common metric in the energy industry, there is no established industry standard for calculating VaR or for the assumptions underlying such calculations. SouthStar’s portfolio of positions for the three months ended March 31, 2008 and 2007, had quarterly average 1-day holding period VaRs of less than $100,000 and its high, low and period end 1-day holding period VaR were immaterial.

Wholesale Services Sequent routinely utilizes various types of financial and other instruments to mitigate certain commodity price risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and financial swap agreements.

Energy marketing and risk management assets and liabilities The following tables include the fair values and average values of Sequent’s energy marketing and risk management assets and liabilities as of March 31, 2008, December 31, 2007 and March 31, 2007. Sequent bases the average values on monthly averages for the three months ended March 31, 2008 and 2007.

	Average values at March 31,
In millions	2008	2007
Asset	$42	$67
Liability	37	23

	Fair values at
In millions	March 31, 2008	Dec. 31, 2007	March 31, 2007
Asset	$44	$70	$29
Liability	62	13	25

At March 31, 2008, Sequent’s commodity-related derivative financial instruments represented purchases (long) of 711 Bcf and sales (short) of 618 Bcf, with approximately 89% and 94% scheduled to mature in less than two years and the remaining 11% and 6% in three to nine years, respectively.

Sequent experienced a decrease in the net fair value of its outstanding contracts of $75 million during the first three months of 2008 and $115 million during the same period last year due to changes in the fair value of derivative instruments utilized in its energy marketing and risk management activities and contract settlements.

The tables below illustrate the change in the net fair value of Sequent’s derivative instruments and energy trading contracts during the three months ended March 31, 2008 and 2007, and provide details of the net fair value of contracts outstanding as of March 31, 2008.

	Three months ended March 31,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$57	$119
Contracts realized or otherwise settled during period	(42)	(103)
Change in net fair value of contracts	(33)	(12)
Net fair value of contracts outstanding at end of period	$(18)	$4

Glossary of Terms

The sources of Sequent’s net fair value at March 31, 2008, are as follows:

In millions	Prices actively quoted (1)	Prices provided by other external sources (2)
Mature through 2008	$(18)	$(7)
Mature 2009 – 2010	5	(1)
Mature 2011 – 2013	-	2
Mature after 2013	-	1
Total net fair value	$(13)	$(5)

(1)	Valued using NYMEX futures prices.
(2)
Valued using basis transactions that represent the cost to transport the commodity from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

Due to the lower net fair value of contracts outstanding at the beginning of the year in 2008 as compared to the prior period, the amount of contracts that were realized or otherwise settled by Sequent during the three months ended March 31, 2008 decreased by $61 million as compared to 2007. Additionally, as a result of the more dramatic increases in forward natural gas prices during the three months ended March 31, 2008, the net fair value of its contracts was $22 million less than last year.

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

Sequent’s management actively monitors open commodity positions and the resulting VaR. Sequent continues to maintain a relatively matched book, where its total buy volume is close to sell volume with minimal open commodity risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s portfolio of positions for the three months ended March 31, 2008 and 2007 had the following 1-day holding period VaRs.

	Three months ended March 31,
In millions	2008	2007
Period end	$2.9	$1.4
Average	1.4	1.4
High	2.9	2.1
Low	0.8	0.9

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $368 million of variable-rate debt, which includes $207 million of our variable-rate short-term debt and $161 million of variable-rate gas facility revenue bonds outstanding at March 31, 2008, a 100 basis point change in market interest rates from 3.23% to 4.23% would have resulted in an increase in pretax interest expense of $4 million on an annualized basis.

At the beginning of 2008, we had a notional principal amount of $100 million of interest rate swap agreements associated with our senior notes. In March 2008, we terminated these interest rate swap agreements. We received a payment of $2 million, which included accrued interest and the fair value of the interest rate swap agreements at the termination date which was recorded as a liability in our condensed consolidated balance sheets and will be amortized through January 2011, which is the remaining life of the associated senior notes.

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

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of March 31, 2008, Sequent’s top 20 counterparties represented approximately 55% of the total counterparty exposure of $304 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures.

Glossary of Terms

As of March 31, 2008, Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of A-, which is consistent with the rating at December 31, 2007 and March 31, 2007. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. To arrive at the weighted average credit rating, each counterparty’s assigned internal ratio is multiplied by the counterparty’s credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent.

The following table shows Sequent’s commodity receivable and payable positions as of March 31, 2008 and 2007 and December 31, 2007.

	Gross receivables			Gross payables
	March 31,	Dec. 31,	March 31,	March 31,	Dec. 31,	March 31,
In millions	2008	2007	2007	2008	2007	2007
Netting agreements in place:
Counterparty is investment grade	$483	$437	$295	$439	$356	$270
Counterparty is non-investment grade	46	24	49	30	18	55
Counterparty has no external rating	91	135	85	239	204	180
No netting agreements in place:
Counterparty is investment grade	4	3	8	3	-	4
Amount recorded on balance sheet	$624	$599	$437	$711	$578	$509

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on our liquidity. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If, at March 31, 2008, our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $26 million. There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2008, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Glossary of Terms

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities and litigation incidental to the business. For information regarding pending federal and state regulatory matters, see “Note 6 - Commitments and Contingencies” contained in Item 1 of Part I under the caption “Notes to Condensed Consolidated Financial Statements (Unaudited).” With regard to other legal proceedings, we are a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all such other litigation in which it is involved will not have a material adverse effect on our consolidated financial statements. There have been no significant changes in the litigation which was described in Note 7 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. We believe the ultimate resolution of such litigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended March 31, 2008. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We will hold the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2) (3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (3)
January 2008	5,815	$37.55	-	4,950,951
February 2008	5,301	37.82	-	4,950,951
March 2008	7,000	34.73	-	4,950,951
Total first quarter	18,116	$36.54	-

(1)
The total number of shares purchased includes an aggregate of 7,783 shares surrendered to us to satisfy tax withholding obligation in connection with the vesting of shares of restricted stock and the exercise of stock options.

(2)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We purchased 10,333 shares for such purposes in the first quarter of 2008. As of March 31, 2008, we had purchased a total 307,567 of the 600,000 shares authorized for purchase, leaving 292,433 shares available for purchase under this program.

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

3.2	Bylaws, as amended on October 31, 2007.

31.1	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a).

31.2	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32.1	Certification of John W. Somerhalder II pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew W. Evans pursuant to 18 U.S.C. Section 1350.

Glossary of Terms

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
                                                                                                                                                       (Registrant)

Date: May 1, 2008                               /s/ Andrew W. Evans
                                                                 Executive Vice President and Chief Financial Officer

Glossary of Terms