Form 10-Q
period 2008-06-30
AGL RESOURCES INC
filed 2008-07-31
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of July 22, 2008
Common Stock, $5.00 Par Value	76,671,051

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2008

Glossary of Terms

GLOSSARY OF KEY TERMS

AFUDC	Allowance for funds used during construction, which has been authorized by applicable state regulatory agencies to record the cost of debt and equity funds as part of the cost of construction projects
AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
Atlanta Gas Light	Atlanta Gas Light Company
Bcf	Billion cubic feet
Chattanooga Gas	Chattanooga Gas Company
Credit Facility	Credit agreement supporting our commercial paper program
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

EITF	Emerging Issues Task Force
ERC	Environmental remediation costs
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Fitch	Fitch Ratings
Florida Commission	Florida Public Service Commission
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission
GNG	Georgia Natural Gas, or the name under which SouthStar does business in Georgia
Golden Triangle Storage	Golden Triangle Storage, Inc.
Heating Degree Days
A measure of the effects of weather on our businesses, calculated when the average daily actual temperatures are less than a baseline temperature of 65 degrees Fahrenheit. Generally, increased heating degree days result in greater demand for gas on our distribution systems.

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

OTC	Over-the-counter
Piedmont	Piedmont Natural Gas
Pivotal Utility	Pivotal Utility Holdings, Inc., doing business as Elizabethtown Gas, Elkton Gas and Florida City Gas
PGA	Purchased gas adjustment
PP&E	Property, plant and equipment
PRP	Pipeline replacement program for Atlanta Gas Light
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SFAS	Statement of Financial Accounting Standards
SouthStar	SouthStar Energy Services LLC
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission
WACOG	Weighted average cost of gas
WNA	Weather normalization adjustment

REFERENCED ACCOUNTING STANDARDS

FSP FIN 39-1	FASB Staff Position 39-1 “Amendment of FIN 39”
FIN 46 & FIN 46R	FIN 46, “Consolidation of Variable Interest Entities”
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109”
FSP EITF 03-6-1	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”
FSP EITF 06-3	FSP EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)"
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141, “Business Combinations”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”
SFAS 161	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS 133”
SFAS 162	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”

Glossary of Terms

  PART 1 – Financial Information
  Item 1. Financial Statements

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		As of
In millions, except share data	June 30, 2008	December 31, 2007	June 30, 2007
Current assets
Cash and cash equivalents	$19	$19	$14
Energy marketing receivables	807	598	421
Inventories	708	551	608
Receivables (less allowance for uncollectible accounts of $19 at June 30, 2008, $14 at Dec. 31, 2007 and $19 at June 30, 2007)	239	391	180
Energy marketing and risk management assets	107	69	66
Unrecovered PRP costs – current portion	37	31	27
Unrecovered ERC – current portion	20	23	25
Other current assets	106	117	77
Total current assets	2,043	1,799	1,418
Property, plant and equipment
Property, plant and equipment	5,284	5,177	5,100
Less accumulated depreciation	1,621	1,611	1,598
Property, plant and equipment-net	3,663	3,566	3,502
Deferred debits and other assets
Goodwill	420	420	420
Unrecovered PRP costs	216	254	236
Unrecovered ERC	130	135	139
Other	119	86	70
Total deferred debits and other assets	885	895	865
Total assets	$6,591	$6,260	$5,785
Current liabilities
Energy marketing trade payables	$927	$578	$510
Short-term debt	513	580	339
Accounts payable - trade	158	172	145
Energy marketing and risk management liabilities – current portion	111	18	12
Accrued expenses	106	87	127
Accrued PRP costs – current portion	48	55	39
Customer deposits	33	35	42
Deferred purchased gas adjustment	20	28	16
Accrued ERC – current portion	15	10	11
Other current liabilities	48	73	67
Total current liabilities	1,979	1,636	1,308
Accumulated deferred income taxes	604	566	507
Long-term liabilities and other deferred credits (excluding long-term debt)
Accumulated removal costs	175	169	166
Accrued PRP costs	162	190	187
Accrued ERC	92	97	90
Accrued pension obligations	44	43	82
Accrued postretirement benefit costs	21	24	27
Other long-term liabilities and other deferred credits	157	152	161
Total long-term liabilities and other deferred credits (excluding long-term debt)	651	675	713
Commitments and contingencies (Note 6)
Minority interest	34	47	40
Capitalization
Long-term debt	1,637	1,675	1,545
Common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,686	1,661	1,672
Total capitalization	3,323	3,336	3,217
Total liabilities and capitalization	$6,591	$6,260	$5,785

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2008	2007	2008	2007
Operating revenues	$444	$467	$1,456	$1,440
Operating expenses
Cost of gas	275	233	932	828
Operation and maintenance	114	111	233	227
Depreciation and amortization	38	36	74	71
Taxes other than income taxes	11	9	23	20
Total operating expenses	438	389	1,262	1,146
Operating income	6	78	194	294
Other income	3	-	4	1
Minority interest	(1)	(2)	(17)	(24)
Interest expense, net	(26)	(27)	(56)	(58)
(Loss) earnings before income taxes	(18)	49	125	213
Income tax expense (benefit)	(7)	19	47	81
Net (loss) income	$(11)	$30	$78	$132
Per common share data
Basic (loss) earnings per common share	$(0.15)	$0.40	$1.02	$1.71
Diluted (loss) earnings per common share	$(0.15)	$0.40	$1.01	$1.70
Cash dividends declared per common share	$0.42	$0.41	$0.84	$0.82
Weighted-average number of common shares outstanding
Basic	76.2	77.5	76.2	77.5
Diluted	76.2	77.9	76.4	77.9

See notes to Condensed Consolidated Financial Statements

Glossary of Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Other	Shares held
	Common stock		Premium on	Earnings	comprehensive	in treasury
In millions, except per share amount	Shares	Amount	common stock	reinvested	loss	and trust	Total
Balance as of December 31, 2007	76.4	$390	$667	$680	$(13)	$(63)	$1,661
Comprehensive income:
Net income	-	-	-	78	-	-	78
Net realized gains from hedging activities (net of tax of $1)	-	-	-	-	(1)	-	(1)
Total comprehensive income							77
Dividends on common stock ($0.84 per share)	-	-	-	(64)	-	-	(64)
Issuance of treasury shares	0.3	-	-	(3)	-	11	8
Stock-based compensation expense (net of tax of $1)	-	-	4	-	-	-	4
Balance as of June 30, 2008	76.7	$390	$671	$691	$(14)	$(52)	$1,686

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
In millions	2008	2007
Cash flows from operating activities
Net income	$78	$132
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	74	71
Change in energy marketing and risk management assets and liabilities	51	75
Minority interest	17	24
Deferred income taxes	(34)	(15)
Changes in certain assets and liabilities
Gas, unbilled and other receivables	152	194
Energy marketing receivables and energy marketing trade payables, net	140	84
Accrued expenses	19	7
Gas and trade payables	(14)	(68)
Inventories	(157)	(11)
Other – net	33	(4)
Net cash flow provided by operating activities	359	489
Cash flows from investing activities
Property, plant and equipment expenditures	(166)	(125)
Net cash flow used in investing activities	(166)	(125)
Cash flows from financing activities
Payments of long-term debt	(161)	(11)
Net payments of short-term debt	(67)	(265)
Dividends paid on common shares	(64)	(62)
Distribution to minority interest	(30)	(23)
Issuance of treasury shares	8	13
Issuance of variable rate gas facility revenue bonds	122	-
Purchase of treasury shares	-	(20)
Other	(1)	1
Net cash flow used in financing activities	(193)	(367)
Net decrease in cash and cash equivalents	-	(3)
Cash and cash equivalents at beginning of period	19	17
Cash and cash equivalents at end of period	$19	$14
Cash paid during the period for
Interest	$59	$57
Income taxes	$24	$55

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

Due to the seasonal nature of our business, our results of operations for the three and six months ended June 30, 2008 and 2007, and our financial condition as of December 31, 2007, and June 30, 2008 and 2007, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

We are the primary beneficiary of SouthStar’s activities and have determined that SouthStar is a variable interest entity as defined by FIN 46, which was revised in December 2003, FIN 46R. We determined that SouthStar is a variable interest entity because our equal voting rights with Piedmont are not proportional to our contractual obligation to absorb 75% of any losses or residual returns from SouthStar, except those losses and returns related to customers in Ohio and Florida. Earnings related to SouthStar’s customers in Ohio and Florida are allocated 70% to us and 30% to Piedmont. In addition, SouthStar obtains substantially all its transportation capacity for delivery of natural gas through our wholly owned subsidiary, Atlanta Gas Light.

Inventories

For our distribution operations segment, we record natural gas stored underground at WACOG. For Sequent and SouthStar, we account for natural gas inventory at the lower of WACOG or market price.

Sequent and SouthStar evaluate the average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market price. SouthStar did not record LOCOM adjustments in the first six months of 2008 or 2007. Sequent recorded no LOCOM adjustments in the first six months of 2008 and $3 million for the three and six months ended June 30, 2007.

Stock-Based Compensation

In the first six months of 2008, we issued grants of approximately 258,000 stock options and 207,000 restricted stock units, which will result in the recognition of approximately $2 million of stock-based compensation expense in 2008. No material share awards have been granted to employees whose compensation is subject to capitalization. We use the Black-Scholes pricing model to determine the fair value of the options granted. On an annual basis, we evaluate the assumptions and estimates used to calculate our stock-based compensation expense.

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

	Three months ended June 30,
In millions	2008	2007
Cash flow hedges:
Net derivative unrealized gains (losses) arising during the period (net of taxes of $1 in 2008 and $- in 2007)	$2	$(1)
Less reclassification of realized gains included in income (net of taxes of $1 in 2008 and $- in 2007)	(1)	-
Pension adjustments (net of taxes of $- in 2007)	-	1
Total	$1	$-

	Six months ended June 30,
In millions	2008	2007
Cash flow hedges:
Net derivative unrealized gains arising during the period (net of taxes of $2 in 2008 and $- in 2007)	$4	$-
Less reclassification of realized gains included in income (net of taxes of $3 in 2008 and $3 in 2007)	(5)	(6)
Pension adjustments (net of taxes of $- in 2007)	-	1
Total	$(1)	$(5)

Earnings per Common Share

We compute basic earnings per common share by dividing our income available to common shareholders by the weighted-average number of common shares outstanding daily. Diluted earnings per common share reflect the potential reduction in earnings per common share that could occur when potentially dilutive common shares are added to common shares outstanding.

We derive our potentially dilutive common shares by calculating the number of shares issuable under restricted stock, restricted stock units and stock options. The future issuance of shares underlying the restricted stock and restricted share units depends on the satisfaction of certain performance criteria. The future issuance of shares underlying the outstanding stock options depends upon whether the exercise prices of the stock options are less than the average market price of the common shares for the respective periods. We did not include approximately 0.3 million shares of potentially dilutive common shares in the calculation of diluted loss per share for the three months ended June 30, 2008, as their effect would be anti-dilutive. The following table shows the calculation of our diluted shares, assuming restricted stock and restricted stock units currently awarded under the plan ultimately vest and stock options currently exercisable at prices below the average market prices are exercised.

	Three months ended June 30,
In millions	2008	2007
Denominator for basic earnings per share (1)	76.2	77.5
Assumed exercise of restricted stock, restricted stock units and stock options	-	0.4
Denominator for diluted earnings per share	76.2	77.9
(1) Daily weighted-average shares outstanding.

	Six months ended June 30,
In millions	2008	2007
Denominator for basic earnings per share (1)	76.2	77.5
Assumed exercise of restricted stock, restricted stock units and stock options	0.2	0.4
Denominator for diluted earnings per share	76.4	77.9
(1) Daily weighted-average shares outstanding.

The following table contains the weighted average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price:

	June 30,
In millions	2008	2007 (1)
Three months ended	1.7	0.0
Six months ended	1.6	0.0

(1) 0.0 values represent amounts less than 0.1 million.

Glossary of Terms

Regulatory Assets and Liabilities

We have recorded regulatory assets and liabilities in our condensed consolidated balance sheets in accordance with SFAS 71. Our regulatory assets and liabilities, and associated liabilities for our unrecovered PRP costs, unrecovered ERC and the associated assets and liabilities for our Elizabethtown Gas hedging program, are summarized in the following table.

	June 30,	Dec. 31,	June 30,
In millions	2008	2007	2007
Regulatory assets
Unrecovered PRP costs	$253	$285	$263
Unrecovered ERC	150	158	164
Elizabethtown Gas hedging program	35	-	-
Unrecovered postretirement benefit costs	11	12	12
Unrecovered seasonal rates	-	11	-
Unrecovered PGA	22	23	5
Other	28	24	24
Total regulatory assets	499	513	468
Associated assets
Elizabethtown Gas hedging program	-	4	8
Total regulatory and associated assets	$499	$517	$476
Regulatory liabilities
Accumulated removal costs	$175	$169	$166
Elizabethtown Gas hedging program	-	4	8
Unamortized investment tax credit	15	16	17
Deferred PGA	20	28	16
Deferred seasonal rates	9	-	9
Regulatory tax liability	19	20	21
Other	20	19	17
Total regulatory liabilities	258	256	254
Associated liabilities
PRP costs	210	245	226
ERC	97	96	91
Elizabethtown Gas hedging program	35	-	-
Total associated liabilities	342	341	317
Total regulatory and associated liabilities	$600	$597	$571

There have been no significant changes to our regulatory assets and liabilities as described in Note 1 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Income Taxes

We adopted FIN 48 on January 1, 2007, and as of June 30, 2008, December 31, 2007 or June 30, 2007, we did not have a liability for unrecognized tax benefits.

We do not collect income taxes from our customers on behalf of governmental authorities. We do collect and remit state and local taxes and record these amounts within our condensed consolidated balance sheets. Therefore, EITF No. 06-3 does not apply to us.

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

Previously discussed

SFAS 160 In December 2007, the FASB issued SFAS 160, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require us to present our minority interest, to be referred to as a noncontrolling interest, separately within the capitalization section of our consolidated balance sheets. We will adopt SFAS 160 on January 1, 2009.

SFAS 161 In March 2008, the FASB issued SFAS 161, which is effective for fiscal years beginning after November 15, 2008. Early adoption is encouraged. SFAS 161 amends the disclosure requirements of SFAS 133 to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS 161 will require additional disclosure in future filings, but will have no financial impact to our consolidated results of operations, cash flows or financial condition.

Recently issued

SFAS 162 In May 2008, the FASB issued SFAS 162, which is effective 60 days after the SEC approves the PCAOB amendments to Interim Auditing Standards Section 411. SFAS 162 provides guidance on the sources for application of GAAP and categorizes these sources according to the order of authority. SFAS 162 will have no financial impact to our consolidated results of operations, cash flows or financial condition. We will adopt SFAS 162 when it becomes effective.

FSP EITF 03-6-1 The FASB issued this FSP in June 2008 and is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing nonforfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of June 30, 2008, we had approximately 156,000 restricted shares with nonforfeitable dividend rights. We will adopt FSP EITF 03-6-1 on January 1, 2009.

Glossary of Terms

Note 2 – Financial Instruments and Risk Management

Netting of Cash Collateral and Derivative Assets and Liabilities under Master Netting Arrangements

We maintain accounts with brokers to facilitate financial derivative transactions in support of our energy marketing and risk management activities. Based on the value of our positions in these accounts and the associated margin requirements, we may be required to deposit cash into these broker accounts.

On January 1, 2008, we adopted FIN 39-1, which required that we offset cash collateral held in these broker accounts on our condensed consolidated balance sheets with the associated fair value of the instruments in the accounts. Prior to the adoption of FIN 39-1, we presented such cash collateral on a gross basis within other current assets and liabilities on our condensed consolidated balance sheets. Our cash collateral amounts are provided in the following table.

		As of
In millions	June 30, 2008	Dec. 31, 2007	June 30, 2007
Right to reclaim cash collateral	$103	$3	$15
Obligations to return cash collateral	(8)	(10)	(3)
Total cash collateral	$95	$(7)	$12

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

Level 1

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 items consist of financial instruments with exchange-traded derivatives.

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

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. We do not have any assets or liabilities classified as level 3.

Glossary of Terms

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring fair value measurements as of June 30, 2008

In millions	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting of cash collateral	Total carrying value
Assets: (1)
Derivatives at wholesale services	$14	$52	$-	$24	$90
Derivatives at distribution operations	2	33	-	2	37
Derivatives at retail energy operations	12	1	-	(8)	5
Total assets	$28	$86	$-	$18	$132
Liabilities: (2)
Derivatives at wholesale services	$77	$85	$-	$(77)	$85
Derivatives at distribution operations	2	33	-	-	35
Derivatives at retail energy operations	5	-	-	-	5
Total liabilities	$84	$118	$-	$(77)	$125
(1) Includes $107 million of current assets and $25 million of long-term assets reflected within our condensed consolidated balance sheet.
(2) Includes $111 million of current liabilities and $14 million of long-term liabilities reflected within our condensed consolidated balance sheet.

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of our nonperformance risk on our liabilities.

Derivatives at distribution operations relate to Elizabethtown Gas and are utilized in accordance with a directive from the New Jersey Commission to create a program to hedge the impact of market fluctuations in natural gas prices. These derivative products are accounted for at fair value each reporting period. In accordance with regulatory requirements, realized gains and losses related to these derivatives are reflected in purchased gas costs and ultimately included in billings to customers. Unrealized gains and losses are reflected as a regulatory asset or liability, as appropriate, in our condensed consolidated balance sheets.

Sequent’s and SouthStar’s derivatives include exchange-traded and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within level 1. Some exchange-traded derivatives are valued using broker or dealer quotation services, or market transactions in either the listed or OTC markets, which are classified within level 2.

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

At the beginning of 2008, we had a notional principal amount of $100 million of interest rate swap agreements associated with our senior notes. In March 2008, we terminated these interest rate swap agreements. We received a payment of $2 million, which included accrued interest and the fair value of the interest rate swap agreements at the termination date. The payment was recorded as deferred income and classified as a liability in our condensed consolidated balance sheets. The amount will be amortized through January 2011, the remaining life of the associated senior notes.

Glossary of Terms

The following table sets forth a reconciliation of the termination of our interest rate swaps, classified as level 3 in the fair value hierarchy.

In millions	Six months ended June 30, 2008
Balance as of January 1, 2008	$(2)
Realized and unrealized gains	-
Settlements	2
Transfers in or out of level 3	-
Balance as of June 30, 2008	$-
Change in unrealized gains (losses) relating to instruments held as of June 30, 2008	$-

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

	Three months ended June 30,
In millions	2008	2007
Service cost	$2	$2
Interest cost	6	6
Expected return on plan assets	(8)	(8)
Amortization of prior service cost	-	-
Recognized actuarial loss	1	1
Net pension cost	$1	$1

	Six months ended June 30,
In millions	2008	2007
Service cost	$4	$4
Interest cost	13	12
Expected return on plan assets	(16)	(16)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	2	3
Net pension cost	$2	$2

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

Glossary of Terms

Eligibility for benefits under the AGL Postretirement Plan is based on age and years of service. Following are the cost components of the AGL Postretirement Plan for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
In millions	2008	2007	2008	2007
Service cost	$1	$-	$1	$-
Interest cost	2	2	3	3
Expected return on plan assets	(2)	(1)	(3)	(2)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Net postretirement benefit cost	$-	$-	$(1)	$(1)

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP Plan), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP Plan, we made $3 million in matching contributions to participant accounts in the first six months of 2008 and $4 million in the same period last year.

Note 4 - Common Shareholders’ Equity

Share Repurchase Program

In March 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock to be used for issuances under the Officer Incentive Plan. In the first six months of 2008, we purchased 10,333 shares under this plan. As of June 30, 2008, we had purchased a total 307,567 shares, leaving 292,433 shares available for purchase.

In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. These purchases are intended to offset share issuances under our employee and non-employee director incentive compensation plans and our dividend reinvestment and stock purchase plans. Stock purchases under this program may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we will purchase, and we can terminate or limit the program at any time. We will hold the purchased shares as treasury shares. We did not purchase shares under this program during the first six months of 2008. As of June 30, 2008, we had repurchased 3,049,049 shares at a weighted average price of $38.58.
Glossary of Terms

Note 5 - Debt

Our issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions, the SEC and the FERC as granted by the Energy Policy Act of 2005. The following table provides more information on our various debt securities.

			Weighted average	Outstanding as of
In millions	Year(s) due (1)	Interest rate (1)	interest rate (1)	June 30, 2008	Dec. 31, 2007	June 30, 2007
Short-term debt
Commercial paper borrowings	2008	3.0%	3.7%	$465	$566	$250
Sequent lines of credit	2008	3.2	2.7	38	1	-
Pivotal Utility line of credit	2008	2.5	3.1	9	12	11
Capital leases	2008	4.9	4.9	1	1	1
Notes payable to Trusts	-	-	-	-	-	77
Total short-term debt		3.0%	3.6%	$513	$580	$339
Long-term debt - net of current portion
Senior notes	2011-2034	4.5-7.1%	5.9%	$1,275	$1,275	$1,150
Medium-term notes	2012-2027	6.6-9.1	7.8	196	196	196
Gas facility revenue bonds	2022-2033	1.7-5.3	3.9	161	200	200
Capital leases	2013	4.9	4.9	5	6	5
AGL Capital interest rate swaps	-	-	-	-	(2)	(6)
Total long-term debt		5.7%	5.9%	$1,637	$1,675	$1,545

Total debt		5.1%	5.6%	$2,150	$2,255	$1,884
(1)	As of June 30, 2008

Gas Facility Revenue Bonds

In 2008, a portion of our gas facility revenue bonds failed to draw enough potential buyers due to the dislocation or disruption in the auction markets as a result of the downgrades to the bond insurers which reduced investor demand and liquidity for these types of investments. Three of these bonds with principal amounts of $55 million, $47 million and $20 million had interest rates that were adjusted every 35-days, and one of the bonds with a principal amount of $39 million had an interest rate which was reset daily. In March and April 2008, we tendered these bonds with a cumulative principal amount of $161 million through commercial paper borrowings.

In June 2008, we completed a Letter of Credit Agreement for the bonds with principal amounts of $55 million, $47 million and $20 million which provided credit support and enhanced the investor demand for these bonds. As a result, these bonds with a cumulative principal amount of $122 million were successfully auctioned and issued as variable rate gas facility bonds and reduced our commercial paper borrowings. The bonds with principal amounts of $55 million and $47 million now have interest rates that reset daily and the bond with a principal amount of $20 million has an interest rate that resets weekly. There was no change to the maturity dates on these bonds.

Sequent Line of Credit

In June 2008, we extended one of Sequent’s line of credit in the amount of $25 million to June 2009, which bears interest at the federal funds effective rate plus 0.75%. Sequent’s second line of credit for $20 million has an expiration date of August 2008, bears interest at the federal funds effective rate plus 0.4%. Both lines of credit are used for the posting of margin deposits for NYMEX transactions and are unconditionally guaranteed by us.

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

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our contingent financial commitments as of June 30, 2008.

	Commitments due before Dec. 31,
In millions	Total	2008	2009 & thereafter
Standby letters of credit and performance and surety bonds	$56	$29	$27

Litigation

We are involved in litigation arising in the normal course of business. The ultimate resolution of such litigation will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In March 2008, Jefferson Island served discovery requests on the State of Louisiana and sought a trial date in its pending lawsuit over its natural gas storage expansion project at Lake Peigneur. Jefferson Island also asserted additional claims against the State seeking to obtain a declaratory ruling that Jefferson Island’s surface lease, under which it operates its existing two storage caverns, authorizes the creation of the two new expansion caverns separate and apart from the mineral lease challenged by the State. Jefferson Island originally filed the suit against the State in the 19th Judicial District Court in Baton Rouge in September 2006.

In addition, in June 2008, the State of Louisiana passed legislation restricting water usage from the Chicot aquifer, which is a main source of fresh water required for the expansion of our Jefferson Island capacity. We contend that this legislation is unconstitutional and have sought to amend the pending litigation to seek a declaration that the legislation is invalid and cannot be enforced. Even if we are not successful on those grounds, we believe the legislation does not materially impact the feasibility of the expansion project.

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

In February 2008, the consumer affairs staff of the Georgia Commission alleged that GNG charged its customers on variable rate plans prices for natural gas that were in excess of the published price, that it failed to give proper notice regarding the availability of potentially lower price plans and that it changed its methodology for computing variable rates. GNG asserts that it fully complied with all applicable rules and regulations, that it properly charged its customers on variable rate plans the rates on file with the Georgia Commission, and that, consistent with its terms and conditions of service, it routinely switched customers who requested to move to another price plan for which they qualified. In order to resolve this matter GNG agreed to pay $2.5 million in the form of credits to customers, or as directed by the Georgia Commission, which was recorded in our condensed consolidated statements of income for the six months ended June 30, 2008.

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

GNG asserts that no violation of law or Georgia Commission rules has occurred and that both lawsuits are without merit. GNG has filed motions to dismiss both class action suits on various grounds. The ultimate resolution of these lawsuits cannot be determined, but is not expected to have a material adverse effect on our condensed consolidated results of operations, cash flows or financial condition.

Glossary of Terms

Review of Compliance with FERC Regulations

We recently conducted an internal review of our compliance with FERC interstate natural gas pipeline capacity release rules and regulations. Independent of our internal review, we also received data requests from FERC’s Office of Enforcement relating specifically to compliance with FERC’s capacity release posting and bidding requirements. We have responded to FERC’s data requests and are fully cooperating with FERC in its investigation. As a result of this process, we have identified certain instances of possible non-compliance. We are committed to full regulatory compliance and we have met with the FERC Enforcement staff to discuss with them these instances of possible non-compliance. At this time we are unable to predict the outcome of the FERC investigation.

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

You should not consider EBIT an alternative to, or a more meaningful indicator of our operating performance than, operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The following table contains the reconciliations of EBIT to operating income, (loss) earnings before income taxes and net income for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,
In millions	2008	2007
Operating revenues	$444	$467
Operating expenses	438	389
Operating income	6	78
Minority interest	(1)	(2)
Other income	3	-
EBIT	8	76
Interest expense, net	26	27
(Loss) earnings before income taxes	(18)	49
Income tax expense (benefit)	(7)	19
Net (loss) income	$(11)	$30

	Six months ended June 30,
In millions	2008	2007
Operating revenues	$1,456	$1,440
Operating expenses	1,262	1,146
Operating income	194	294
Minority interest	(17)	(24)
Other income	4	1
EBIT	181	271
Interest expense, net	56	58
Earnings before income taxes	125	213
Income taxes	47	81
Net income	$78	$132

Balance sheet information at December 31, 2007, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$4,847	$406
Retail energy operations	284	-
Wholesale services	890	-
Energy investments	287	14
Corporate and intercompany eliminations (2)	(48)	-
Consolidated AGL Resources	$6,260	$420

(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our corporate segment’s assets consist primarily of cash and cash equivalents and property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Terms

Summarized income statement information, identifiable and total assets, goodwill and property, plant and equipment expenditures as of and for the three and six months ended June 30, 2008 and 2007, by segment are shown in the following tables.

Three months ended June 30, 2008
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$299	$177	$(51)	$19	$-	$444
Intercompany revenues (1)	46	-	-	-	(46)	-
Total operating revenues	345	177	(51)	19	(46)	444
Operating expenses
Cost of gas	165	153	2	1	(46)	275
Operation and maintenance	83	16	10	6	(1)	114
Depreciation and amortization	31	1	2	2	2	38
Taxes other than income taxes	9	1	-	-	1	11
Total operating expenses	288	171	14	9	(44)	438
Operating income (loss)	57	6	(65)	10	(2)	6
Other income	-	-	-	-	3	3
Minority interest	-	(1)	-	-	-	(1)
EBIT	$57	$5	$(65)	$10	$1	$8

Capital expenditures for property, plant and equipment	$64	$1	$-	$18	$3	$86

Three months ended June 30, 2007
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$268	$171	$18	$9	$1	$467
Intercompany revenues (1)	41	-	-	-	(41)	-
Total operating revenues	309	171	18	9	(40)	467
Operating expenses
Cost of gas	126	145	3	-	(41)	233
Operation and maintenance	83	17	8	5	(2)	111
Depreciation and amortization	30	2	-	1	3	36
Taxes other than income taxes	7	-	1	-	1	9
Total operating expenses	246	164	12	6	(39)	389
Operating income (loss)	63	7	6	3	(1)	78
Other income (expense)	1	-	-	(1)	-	-
Minority interest	-	(2)	-	-	-	(2)
EBIT	$64	$5	$6	$2	$(1)	$76

Capital expenditures for property, plant and equipment	$52	$1	$-	$6	$13	$72

Glossary of Terms

Six months ended June 30, 2008
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$909	$552	$(34)	$30	$(1)	$1,456
Intercompany revenues (1)	112	-	-	-	(112)	-
Total operating revenues	1,021	552	(34)	30	(113)	1,456
Operating expenses
Cost of gas	593	446	4	1	(112)	932
Operation and maintenance	169	35	22	10	(3)	233
Depreciation and amortization	62	2	3	3	4	74
Taxes other than income taxes	18	1	1	1	2	23
Total operating expenses	842	484	30	15	(109)	1,262
Operating income (loss)	179	68	(64)	15	(4)	194
Other income	1	-	-	-	3	4
Minority interest	-	(17)	-	-	-	(17)
EBIT	$180	$51	$(64)	$15	$(1)	$181

Identifiable and total assets (2)	$4,805	$253	$1,361	$310	$(138)	$6,591
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures for property, plant and equipment	$123	$7	$-	$29	$7	$166

Six months ended June 30, 2007
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$860	$525	$37	$18	$-	$1,440
Intercompany revenues (1)	100	-	-	-	(100)	-
Total operating revenues	960	525	37	18	(100)	1,440
Operating expenses
Cost of gas	529	396	3	-	(100)	828
Operation and maintenance	171	34	17	10	(5)	227
Depreciation and amortization	59	3	1	2	6	71
Taxes other than income taxes	16	-	1	1	2	20
Total operating expenses	775	433	22	13	(97)	1,146
Operating income (loss)	185	92	15	5	(3)	294
Other income (expense)	2	-	-	(1)	-	1
Minority interest	-	(24)	-	-	-	(24)
EBIT	$187	$68	$15	$4	$(3)	$271

Identifiable and total assets (2)	$4,694	$221	$776	$272	$(178)	$5,785
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures for property, plant and equipment	$93	$1	$1	$10	$20	$125

(1)
Intercompany revenues – Wholesale services records its energy marketing and risk management revenue on a net basis. Wholesale services’ total operating revenues include intercompany revenues of $303 million and $171 million for the three months ended June 30, 2008 and 2007, respectively; and $517 million and $353 million for the six months ended June 30, 2008 and 2007, respectively.

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

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business and the sale of natural gas to end-use customers primarily in Georgia through our retail natural gas marketing business. As of June 2008, our six utilities serve 2.3 million end-use customers, making us the largest distributor of natural gas in the southeastern and mid-Atlantic regions of the United States based on customer count. Although our retail natural gas marketing business is not subject to the same regulatory framework as our utilities, it is an integral part of the framework for providing natural gas service to end-use customers in Georgia.

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

Executive Summary

Customer growth - We currently see challenging economic conditions in all the areas we serve and have experienced lower than expected customer growth, which we forecast to continue through 2009.

We will continue to focus significant efforts on reducing customer attrition and increasing our average customer count through a variety of targeted marketing and rebate programs. These efforts will target today’s most relevant segments: new applications, technologies, efficiency and the environment. In addition, we have taken a leadership role in the creation of a new industry group, called the Council for Responsible Energy, to position natural gas as an environmentally responsible energy choice for our customers. As one of five founding members, we are leading the effort to promote natural gas and develop methods to educate consumers about the environmental benefits of using natural gas in their homes.

Glossary of Terms

For the six months ended June 30, 2008, our growth rate was 0.3%, compared to 0.9% for the comparable period last year. We had anticipated that customer growth in 2008 would be approximately 0.5%. This is largely due to much slower growth in the residential housing markets across most of our territory. However, we are experiencing improvement with conversions to natural gas from other energy sources with our commercial customers. SouthStar has incurred a 2% decline in average customer count for the six months ended June 30, 2008 as compared to the same period in 2007.

Natural gas prices - Increased energy and transportation prices are expected to impact a significantly larger portion of consumer household incomes as we move into the 2008/2009 winter heating season. We expect that our customers’ heating costs could increase as much as 50% over last year. As a result, we may incur additional bad debt expense during the winter season as well as lower operating margins due to increased customer conservation in an environment of high natural gas prices. While we expect these factors could adversely impact on our results of operations, primarily in the first half of 2009, we expect regulatory and operational mechanisms in place in most of our jurisdictions will help mitigate our exposure to these factors.

These risks of increased bad debt expense and decreased operating margins from conservation are minimized at our largest utility, Atlanta Gas Light, as a result of its straight-fixed variable rate structure. In addition, customers in Georgia buy their natural gas from certificated marketers rather than from Atlanta Gas Light. Our credit exposure at Atlanta Gas Light is primarily related to the provision of services to the certificated marketers, but that exposure is mitigated, as we obtain security support in an amount equal to a minimum of two times a marketer’s highest month’s estimated bill. At our other utilities, while customer conservation could adversely impact our operating margins, we will utilize measures to collect delinquent accounts and continue to be rigorous in monitoring and mitigating the impact of these expenses.

SouthStar may also be affected by the conservation and bad debt trends, but its overall exposure is partially mitigated by the high credit quality of SouthStar’s customer base, disciplined collection practices and the unregulated pricing structure in Georgia.

The rising commodity prices along with reduced opportunities related to the management of storage and transportation assets throughout the first six months of 2008 further negatively impacted SouthStar’s operating margin by $16 million. More favorable market conditions and decreasing natural gas prices in 2007 enabled SouthStar to recognize higher operating margins in the first six months of 2007 as compared to 2008.

We are working with regulators and state agencies in each of our jurisdictions to educate customers about these issues in advance of the winter heating season, in particular to ensure that those qualified for the Low Income Home Energy Assistance Program funds and other similar programs will receive that assistance.

Due to the rising commodity price environment during the first six months of 2008 and the widening of transportation basis spreads, Sequent recorded $70 million in losses on the financial instruments it uses to hedge its storage and transportation positions. This represents an $83 million variance as compared to last year’s gains of $13 million. Natural gas prices have remained volatile and have decreased significantly in the four weeks following June 30, 2008. If prices were to remain at these lower levels, we would recognize a reversal of a portion of the hedge losses recorded during the six months ended June 30, 2008; however, we are unable to predict whether forward prices will increase or decrease from these current levels. Regardless of future price changes a significant portion of the reported hedge losses is expected to be recovered in the third and fourth quarters of 2008 as inventory is withdrawn from storage and delivered to customers and the hedging instruments are settled. Partially mitigating those hedge losses was an $8 million improvement in commercial activity due to additional business opportunities presented by the greater volatility in the marketplace than in the prior year. In addition, the increase in prices meant that Sequent was not subject to a LOCOM adjustment on its inventory like the one that impacted the prior year’s period by $3 million. These changes resulted in Sequent reporting operating margin that was $72 million lower than last year.

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

Glossary of Terms

We continuously monitor the performance of our utilities to determine whether rates need to be adjusted through the regulatory process. We have long-term fixed rate settlements in our three largest franchises in Georgia, New Jersey and Virginia.

With the exception of Atlanta Gas Light and Elkton Gas, earnings in our distribution operations segment can be affected by customer consumption patterns that are a function of weather conditions and price levels for natural gas. Atlanta Gas Light charges rates to its customers primarily as monthly fixed charges. In May 2008, new rates became effective for Elkton Gas which included mechanisms that returned operating margin per customer to levels approved by the Maryland Commission in its most recent rate decision.

Our other jurisdictions have various regulatory mechanisms that allow us to recover our costs, but they are not direct offsets to the potential impacts of weather and customer consumption on earnings. In our New Jersey, Virginia and Tennessee utilities, their respective tariffs contain WNA or similar provisions that are designed to help stabilize operating results by increasing base rate amounts charged to customers when weather is warmer than normal and decreasing amounts charged when weather is colder than normal. The WNA is most effective in a reasonable temperature range relative to normal weather using historical averages.

Virginia Natural Gas In July 2008, Virginia Natural Gas filed a Conservation and Ratemaking Efficiency Plan with the Virginia Commission. The plan was filed pursuant to a Virginia law that allows natural gas utilities to implement conservation programs and alternative rate designs which would allow the utility to recover the cost of providing safe and reliable service based on normal customer usage. If the plan is approved by the Virginia Commission, Virginia Natural Gas will invest approximately $8 million over three years in new conservation programs. These new programs are projected to save customers approximately $40 million over 10 years. Virginia Natural Gas will also implement an accompanying decoupled rate design mechanism that will mitigate the impact of conservation and declining usage and provide the utility with an opportunity to recover its fixed costs.

Magnolia Enterprise Holdings, Inc. (Magnolia) In September 2007, we received approval from the Georgia Commission of Atlanta Gas Light’s capacity supply plan in Georgia. A key part of that agreement was the ability to diversify our supply sources by gaining more access to the Elba Island liquefied natural gas (LNG) facility. As a result, Southern Natural Gas (SNG) and our affiliate, Magnolia filed a joint application with the FERC to obtain an undivided interest in pipelines connecting our Georgia service territory to the Elba Island LNG facility and for approval of the project. Under the proposed transaction, Magnolia would purchase the undivided interest and lease the interest to SNG. Atlanta Gas Light would then subscribe to the associated capacity from SNG. The estimated cost of the undivided interest in existing SNG assets is $21 million. SNG would incur additional costs of $22 million for compression and other facilities related to the project. The undivided interest in this $22 million investment would also be sold to Magnolia. In July 2008, the FERC issued an order approving the sale of the undivided interest. The FERC, however, did not approve the rate treatment for the firm transportation that Atlanta Gas Light would purchase as part of the proposed transaction. We are evaluating the FERC's rate treatment on the overall transaction.

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

Although our ownership interest in the SouthStar partnership is 70%, the majority of SouthStar's earnings in Georgia are allocated by contract 75% to us and 25% to Piedmont. SouthStar’s earnings related to customers in Ohio and Florida are allocated 70% to us and 30% to Piedmont. We record the earnings allocated to Piedmont as a minority interest in our condensed consolidated statements of income, and we record Piedmont’s portion of SouthStar’s capital as a minority interest in our condensed consolidated balance sheets. The majority of SouthStar’s earnings allocated to us for the three and six months ended June 30, 2008, were at the 75% contractual rate.

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

Glossary of Terms

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

% of shared
	Expiration date	profits or annual fee
Florida City Gas	Oct 2008	50%
Virginia Natural Gas	Mar 2009	(A)
Elkton Gas	Mar 2009	(B)
Chattanooga Gas	Mar 2011	50% (C)
Elizabethtown Gas	Mar 2011	(A) (C)
Atlanta Gas Light	Mar 2012	up to 60% (C)
(A)	Shared on a tiered structure.
(B)	Annual fixed fee to customers is $10,800.
(C)	Includes aggregate annual minimum payments of $12 million for Chattanooga Gas, Elizabethtown Gas and Atlanta Gas Light.

Storage inventory outlook The following graph presents the NYMEX forward natural gas prices as of June 30, 2008, March 31, 2008 and December 31, 2007, for the period of July 2008 through June 2009, and reflects the prices at which Sequent could buy natural gas at the Henry Hub for delivery in the same time period.

Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues are net of the impact of regulatory sharing and reflect the amounts that are realizable in future periods based on the inventory withdrawal schedule and forward natural gas prices at June 30, 2008. Sequent’s storage inventory is economically hedged with futures contracts, which results in an overall locked-in margin, timing notwithstanding.

	Withdrawal schedule (in NYMEX equivalent contract units of 10,000 MMBtu’s)
	Salt dome (WACOG $9.58)	Reservoir (WACOG $9.78)	Expected operating revenues (in millions)
2008
Third quarter	57	1,259	$28
Fourth quarter	359	451	27
2009
First quarter	67	395	16
Total	483	2,105	$71

Sequent expects operating revenues from storage withdrawals of approximately $55 million in 2008 and $16 million in 2009 if all factors were to remain the same. This could change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate. Based upon Sequent’s current projection of year-end storage positions at December 31, 2008, a $1.00 change in the first quarter 2009 forward NYMEX prices would result in a $4 million impact to Sequent’s reported EBIT for the year ending December 31, 2008, after regulatory sharing.

For more information on Sequent’s energy marketing and risk management activities, see Item 3, Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.

Glossary of Terms

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

We are actively pursuing litigation against the State of Louisiana to obtain a court order or settlement confirming Jefferson Island’s right to expand its existing facility. Jefferson Island’s litigation with the State of Louisiana is described in further detail in Note 6, “Commitments and Contingencies.” In June 2008, the State of Louisiana passed legislation restricting water usage from the Chicot aquifer, which is a main source of fresh water required for the expansion of the Jefferson Island capacity. We contend that this legislation is unconstitutional and have sought to amend the pending litigation to seek a declaration that it is invalid and cannot be enforced. Even if we are not successful on those grounds, we believe the legislation does not materially impact the feasibility of the expansion project.

Through Golden Triangle Storage, we are constructing a new salt-dome storage facility in the Gulf Coast region of the U.S. In May 2008, Golden Triangle Storage started construction on the first cavern and our timelines associated with commencement of commercial operations remain on schedule. We previously estimated based on then current prices for labor, materials and pad gas that costs to construct the facility would be approximately $265 million. However, prices for labor, materials and pad gas have risen significantly in recent months, increasing the estimated construction cost by approximately 10% to 20%. The actual project costs depend ultimately upon the facility’s configuration, materials, drilling costs, financing costs and the amount and cost of pad gas, which includes volumes of non-working natural gas used to maintain the operational integrity of the cavern facility. The costs for the vast majority of these items have not been fixed and are subject to continued variability during the period of construction. Further, since we are not able to predict whether these costs of construction will continue to increase, moderate or decrease from current levels, we believe that there could be continued volatility in the construction cost estimates.

We also own and operate a telecommunications business, AGL Networks, which constructs and operates conduit and fiber infrastructure within select metropolitan areas.

Corporate - Our corporate segment includes our nonoperating business units, including AGL Services Company and AGL Capital Corp.

We allocate substantially all of our corporate segment operating expenses and interest costs to our operating segments in accordance with state regulations. Our segment results include the impact of these allocations to the various operating segments. Our corporate segment also includes intercompany eliminations for transactions between our operating business segments.

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

Glossary of Terms

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

Seasonality also affects the comparison of certain balance sheet items, such as receivables, inventories and short-term debt across quarters. However, these items are comparable when reviewing our annual results. Accordingly, we have presented the condensed consolidated balance sheet as of June 30, 2007, to provide comparisons of these items to December 31, 2007, and June 30, 2008.

Hedging Changes in commodity prices subject a significant portion of our operations to earnings variability. Our nonutility businesses principally use physical and financial arrangements economically to hedge the risks associated with seasonal fluctuations in market conditions, changing commodity prices and weather. In addition, because these economic hedges may not qualify, or are not designated, for hedge accounting treatment, our reported earnings for the wholesale services and retail energy operations segments include the changes in the fair values of certain derivatives. These values may change significantly from period to period and are reflected as mark-to-market adjustments within our operating margin.

Elizabethtown Gas utilizes certain derivatives in accordance with a directive from the New Jersey Commission to create a hedging program to hedge the impact of market fluctuations in natural gas prices. These derivative products are accounted for at fair value each reporting period. In accordance with regulatory requirements, realized gains and losses related to these derivatives are reflected in purchased gas costs and ultimately included in billings to customers. Unrealized gains and losses are reflected as a regulatory asset or liability, as appropriate, in our condensed consolidated balance sheets.

The following table sets forth a reconciliation of our operating margin and EBIT to our operating income, (loss) earnings before income taxes and net income, together with other consolidated financial information for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,			Six months ended June 30,
In millions, except per share data	2008	2007	Change	2008	2007	Change
Operating revenues	$444	$467	$(23)	$1,456	$1,440	$16
Cost of gas	275	233	42	932	828	104
Operating margin (1)	169	234	(65)	524	612	(88)
Operating expenses	163	156	7	330	318	12
Operating income	6	78	(72)	194	294	(100)
Other income	3	-	3	4	1	3
Minority interest	(1)	(2)	1	(17)	(24)	7
EBIT (1)	8	76	(68)	181	271	(90)
Interest expense, net	26	27	(1)	56	58	(2)
(Loss) earnings before income taxes	(18)	49	(67)	125	213	(88)
Income tax expense (benefit)	(7)	19	(26)	47	81	(34)
Net (loss) income	$(11)	$30	$(41)	$78	$132	$(54)

Basic (loss) earnings per common share	$(0.15)	$0.40	$(0.55)	$1.02	$1.71	$(0.69)
Diluted (loss) earnings per common share	$(0.15)	$0.40	$(0.55)	$1.01	$1.70	$(0.69)
Weighted-average number of common shares outstanding
Basic	76.2	77.5	(1.3)	76.2	77.5	(1.3)
Diluted	76.2	77.9	(1.7)	76.4	77.9	(1.5)
(1) These are non-GAAP measurements.

Glossary of Terms

Selected weather, customer and volume metrics for the three and six months ended June 30, 2008 and 2007, are presented in the following tables.

Weather
Heating degree days (1)				2008 vs.	2008 vs.				2008 vs.	2008 vs.
				normal	2007				normal	2007
	Three months ended June 30,			colder	colder	Six months ended June 30,			colder	colder
	Normal	2008	2007	(warmer)	(warmer)	Normal	2008	2007	(warmer)	(warmer)
Florida	17	18	17	6%	6%	336	215	281	(36)%	(23)%
Georgia	144	144	177	-	(19)%	1,580	1,654	1,489	5%	11%
Maryland	504	471	537	(7)%	(12)%	2,995	2,810	3,040	(6)%	(8)%
New Jersey	498	475	549	(5)%	(13)%	3,002	2,897	3,143	(3)%	(8)%
Tennessee	167	167	240	-	(30)%	1,799	1,888	1,753	5%	8%
Virginia	280	279	348	-	(20)%	2,047	1,880	2,090	(8)%	(10)%
(1) Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National
Climatic Data Center. Normal represents ten-year averages from July 1999 through June 2008.

Customers	Three months ended June 30,			Six months ended June 30,
	2008	2007	% change	2008	2007	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,574	1,575	(0.1)%	1,578	1,576	0.1%
Chattanooga Gas	62	62	-	62	62	-
Elizabethtown Gas	273	272	0.4%	274	272	0.7%
Elkton Gas	6	6	-	6	6	-
Florida City Gas	104	104	-	104	104	-
Virginia Natural Gas	272	270	0.7%	273	271	0.7%
Total	2,291	2,289	0.1%	2,297	2,291	0.3%
Operation and maintenance expenses per customer	$36	$36	-	$74	$75	(1)%
EBIT per customer	$25	$28	(11)%	$78	$82	(5)%

Retail Energy Operations
Average customers (in thousands)	535	546	(2)%	535	547	(2)%
Market share in Georgia	35%	35%	-	35%	35%	-

Throughput Volumes In billion cubic feet (Bcf)	Three months ended June 30,			Six months ended June 30,
	2008	2007	% change	2008	2007	% change
Distribution Operations - firm
Firm	29.0	32.7	(11)%	126.8	128.8	(2)%
Interruptible	24.6	25.6	(4)%	54.0	55.8	(3)%
Total	53.6	58.3	(8)%	180.8	184.6	(2)%

Retail Energy Operations
Georgia firm	4.9	5.6	(13)%	23.5	23.7	(1)%
Ohio and Florida	0.6	0.6	-	3.0	2.8	7%

Wholesale Services
Daily physical sales (Bcf / day)	2.4	2.0	20%	2.5	2.2	14%

Glossary of Terms

Second quarter 2008 compared to second quarter 2007

Segment information Operating revenues, operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended June 30, 2008 and 2007.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2008
Distribution operations	$345	$180	$123	$57
Retail energy operations	177	24	18	5
Wholesale services	(51)	(53)	12	(65)
Energy investments	19	18	8	10
Corporate (2)	(46)	-	2	1
Consolidated	$444	$169	$163	$8

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2007
Distribution operations	$309	$183	$120	$64
Retail energy operations	171	26	19	5
Wholesale services	18	15	9	6
Energy investments	9	9	6	2
Corporate (2)	(40)	1	2	(1)
Consolidated	$467	$234	$156	$76
(1)	These are non-GAAP measures. A reconciliation of operating margin and EBIT to our operating income, (loss) earnings before income taxes and net income is located in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

For the second quarter of 2008, net income decreased by $41 million and earnings per share decreased by $0.55 per basic and diluted share compared to the second quarter of 2007. The variance between the two quarters was primarily driven by decreased EBIT of $71 million from wholesale services and $7 million from distribution operations primarily due to lower operating margins. This decrease was partially offset by increased EBIT from energy investments of $8 million due to increased operating margins. In addition, income taxes decreased by $26 million due to lower earnings before income taxes.

Operating margin Our operating margin for the second quarter of 2008 decreased by $65 million or 28% compared to the same period last year. This decrease was primarily due to decreased operating margins at wholesale services, retail energy operations and distribution operations partially offset by increased operating margin at energy investments.

Distribution operations’ operating margin decreased by $3 million or 2% compared to last year. The following table indicates the significant changes in distribution operations’ operating margin for the three months ended June 30, 2008 compared to 2007.

In millions
Operating margin for second quarter of 2007	$183
Revision in estimated unbilled natural gas volumes at Elizabethtown Gas	(3)
Reduced customer growth and lower natural gas storage carrying costs at Atlanta Gas Light	(2)
Higher PRP revenues at Atlanta Gas Light	2
Operating margin for second quarter of 2008	$180

Retail energy operations’ operating margin decreased by $2 million or 8%. The following table indicates the significant changes in retail energy operations’ operating margin for the three months ended June 30, 2008 compared to 2007.

In millions
Operating margin for second quarter of 2007	$26
Warmer weather	(2)
Operating margin for second quarter of 2008	$24

Wholesale services’ operating margin decreased $68 million compared to the second quarter of 2007 primarily due to losses on the instruments used to hedge its storage and transportation positions as a result of rising natural gas prices and the widening of transportation basis spreads, partially offset by stronger commercial activity and the absence of a LOCOM adjustment in the current period. The following table indicates the significant changes in wholesale services’ operating margin for the three months ended June 30, 2008 and 2007.

In millions	2008	2007
Commercial activity	$2	$(1)
(Loss) gain on storage hedges	(48)	16
(Loss) gain on transportation hedges	(7)	3
Inventory LOCOM	-	(3)
Operating margin	$(53)	$15

The increase of $74 million in losses associated with storage and transportation hedge positions was due to a significant increase in forward NYMEX prices during the current period compared to price declines experienced in 2007 and the widening of future locational spreads this year as compared to narrowing spreads in the prior year. For more information on Sequent’s expected operating revenues from its storage inventory in the remainder of 2008 and in 2009, see the description of wholesale services’ business in this section beginning on page 23.

Energy investments’ operating margin increased $9 million or 100% primarily due to higher operating margins at AGL Networks largely due to a network expansion project of $8 million and at Jefferson Island as a result of increased interruptible operating margins.

Glossary of Terms

Operating Expenses Our operating expenses for the second quarter of 2008 increased $7 million or 4% as compared to the second quarter of 2007. The following table indicates the significant changes in our operating expenses.

In millions
Operating expenses for second quarter of 2007	$156
Increased bad debt expenses at distribution operations due to higher natural gas prices	2
Increased payroll and other operating costs at wholesale services due to continued growth	3
Increased bad debt expenses at retail energy operations due to higher natural gas prices	1
Decreased operating costs at retail energy operations due to slightly lower compensation and marketing costs	(2)
Increased depreciation expenses at distribution operations due to PP&E placed into service	2
Other	1
Operating expenses for second quarter of 2008	$163

Interest Expense Interest expense decreased by $1 million or 4% for the three months ended June 30, 2008, primarily due to the decrease in short-term interest rates partially offset by higher average debt outstanding.

	Three months ended June 30,
In millions	2008	2007	Change
Average debt outstanding (1)	$1,853	$1,725	$128
Average rate	5.6%	6.3%	(0.7)%

(1) Daily average of all outstanding debt.

Six months 2008 compared to six months 2007

Segment information Operating revenues, operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the six months ended June 30, 2008 and 2007.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2008
Distribution operations	$1,021	$428	$249	$180
Retail energy operations	552	106	38	51
Wholesale services	(34)	(38)	26	(64)
Energy investments	30	29	14	15
Corporate (2)	(113)	(1)	3	(1)
Consolidated	$1,456	$524	$330	$181

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2007
Distribution operations	$960	$431	$246	$187
Retail energy operations	525	129	37	68
Wholesale services	37	34	19	15
Energy investments	18	18	13	4
Corporate (2)	(100)	-	3	(3)
Consolidated	$1,440	$612	$318	$271
(1) These are non-GAAP measures. A reconciliation of operating margin and EBIT to our operating income, earnings before income taxes and net income is located in “Results of Operations” herein.
(2) Includes intercompany eliminations.

For the six months ended June 30, 2008, net income decreased by $54 million or 41% and earnings per share decreased by $0.69 per basic and diluted share or 40% and 41% respectively compared to the same period of 2007. This variance was primarily driven by decreased EBIT contributions of $79 million from wholesale services, $17 million from retail energy operations and $7 million from distribution operations primarily due to lower operating margins. This decrease was partially offset by increased EBIT from energy investments of $11 million due to increased operating margins. In addition, income taxes decreased by $34 million due to lower earnings before income taxes.

Operating margin Our operating margin for the six months ended June 30, 2008, decreased by $88 million or 14% compared to the same period last year. This decrease was primarily due to decreased operating margins at wholesale services, retail energy operations and distribution operations partially offset by increased operating margin at energy investments.

Distribution operations’ operating margin decreased by $3 million or 1% compared to the same period last year. The following table indicates the significant changes in distribution operations’ operating margin for the six months ended June 30, 2008 compared to 2007.

In millions
Operating margin for the first six months of 2007	$431
Revision in estimated unbilled natural gas volumes at Elizabethtown Gas	(3)
Lower natural gas storage carrying costs at Atlanta Gas Light	(2)
Higher PRP revenues at Atlanta Gas Light	2
Operating margin for the first six months of 2008	$428

Retail energy operations’ operating margin decreased by $23 million or 18%. The following table indicates the significant changes in retail energy operations’ operating margin for the six months ended June 30, 2008 compared to 2007.

In millions
Operating margin for the first six months of 2007	$129
Lower contributions from the management of storage and transportation assets largely due to rising commodity prices in 2008	(16)
Retail pricing settlement with Georgia Commission	(3)
Ohio and Florida margins	(2)
Colder weather	5
Loss on weather derivatives	(7)
Operating margin for the first six months of 2008	$106

Wholesale services’ operating margin decreased $72 million or 212% compared to the first six months of 2007 primarily due to losses on the instruments used to hedge its storage and transportation positions as a result of rising natural gas prices and expanding transportation basis spreads, partially offset by stronger commercial activity and the absence of a LOCOM adjustment in the current period as compared to last year. The following table indicates the significant changes in wholesale services’ operating margin for the six months ended June 30, 2008 and 2007.

Glossary of Terms

In millions	2008	2007
Commercial activity	$32	$24
(Loss) gain on storage hedges	(59)	10
(Loss) gain on transportation hedges	(11)	3
Inventory LOCOM	-	(3)
Operating margin	$(38)	$34

The increase of $83 million in losses associated with storage and transportation hedge positions was due to rising forward NYMEX prices during the current period compared to the decreasing prices experienced in 2007 and the widening of future locational spreads as compared to the narrowing of these spreads in the prior period. For more information on Sequent’s expected operating revenues from its storage inventory in the remainder of 2008 and in 2009, see the description of wholesale services’ business in this section beginning on page 23.

Energy investments’ operating margin increased $11 million or 61% primarily due to higher operating margins at AGL Networks of $9 million due to a network expansion project and at Jefferson Island as a result of increased interruptible operating margins.

Operating Expenses Our operating expenses for the six months ended June 30, 2008, increased $12 million or 4% as compared to the same period of 2007. The following table indicates the significant changes in our operating expenses.

In millions
Operating expenses for the first six months of 2007	$318
Increased payroll and other operating costs at wholesale services due to continued growth	7
Increased bad debt expenses at distribution operations due to higher natural gas prices	2
Increased bad debt expenses at retail energy operations due to higher natural gas prices	2
Decreased operating costs at retail energy operations due to lower compensation and other costs	(2)
Increased depreciation expenses at distribution operations due to PP&E placed into service	4
Other	(1)
Operating expenses for the first six months of 2008	$330

Interest Expense The decrease in interest expense of $2 million or 3% for the six months ended June 30, 2008, was primarily due to the decrease in short-term interest rates partially offset by higher average debt outstanding.

	Six months ended June 30,
In millions	2008	2007	Change
Average debt outstanding (1)	$1,933	$1,859	$74
Average rate	5.8%	6.2%	(0.4)%

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

	Six months ended June 30,
In millions	2008	2007
Net cash provided by (used in):
Operating activities	$359	$489
Investing activities	(166)	(125)
Financing activities	(193)	(367)
Net decrease in cash and cash equivalents	$-	$(3)

Cash Flow from Operating Activities In the first six months of 2008, our net cash flow provided from operating activities was $359 million, a decrease of $130 million or 27% from the same period in 2007. This was primarily a result of increased working capital requirements, principally driven by rising natural gas prices. In addition, as a result of the increase in natural gas prices, our margin requirements for our energy marketing and risk management activities were higher than in the prior year.

Glossary of Terms

Cash Flow from Investing Activities Our investing activities consisted of PP&E expenditures of $166 million for the six months ended June 30, 2008 and $125 million for the same period in 2007. The increase of $41 million or 33% in PP&E expenditures was primarily due to an $30 million increase at distribution operations, which included higher spending for the pipeline replacement program and expenditures for Virginia Natural Gas’ Hampton Roads pipeline project connecting its northern and southern systems.

Additionally, our retail energy operations’ PP&E expenditures increased $6 million as a result of its purchase of information technology assets in support of its transition to a new customer care and call center vendor. Our energy investments’ PP&E expenditures increased $19 million primarily from increased expenditures of $17 million at Golden Triangle Storage as we began construction on our planned natural gas storage facility and from increased telecommunication expenditures at AGL Networks of $8 million on its Phoenix network expansion. These PP&E expenditure increases were partially offset by decreased information technology expenditures at our corporate segment of $13 million.

Cash Flow from Financing Activities Our financing activities are primarily composed of borrowings and payments of short-term debt, payments of medium-term notes, borrowings of senior notes, distributions to minority interests, cash dividends on our common stock issuances, and purchases and issuances of treasury shares. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable-rate debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of June 30, 2008, our variable-rate debt was 29% of our total debt, compared to 28% as of June 30, 2007. The increased variable-rate debt was due to higher commercial paper borrowings, which was partially offset by the termination of the interest rate swap agreements which had effectively converted the interest expense associated with $100 million of our senior notes from fixed to variable rates.

We also work to maintain or improve our credit ratings to manage our existing financing costs effectively and enhance our ability to raise additional capital on favorable terms. Factors we consider important in assessing our credit ratings include our balance sheet leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The table following summarizes our credit ratings as of June 30, 2008, and reflects no change from December 31, 2007.

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

Short-term Debt Our short-term debt is composed of borrowings under our commercial paper program, lines of credit at Sequent, SouthStar and Pivotal Utility, and the current portion of our capital leases. In June 2008, we extended one of Sequent’s lines of credit to June 2009. This $25 million line of credit is solely used for the posting of margin deposits for NYMEX transactions, bears interest at the federal funds effective rate plus 0.75%, and is unconditionally guaranteed by us.

Our short-term debt financing generally increases between June and December because our payments for natural gas and pipeline capacity are generally made to suppliers prior to the collection of accounts receivable from our customers. We typically reduce short-term debt balances in the spring because a significant portion of our current assets are converted into cash at the end of the winter heating season. As of June 30, 2008, our commercial paper borrowings increased by $215 million or 86% as compared to the same time last year, primarily a result of our tendering $39 million of our gas facility revenue bonds with commercial paper in April 2008, increased PP&E expenditures of $41 million and increased working capital requirements as a result of rising natural gas prices.

Glossary of Terms

Due to higher natural gas prices, our payments for natural gas inventories in 2008 and for the remainder of this year are expected to be significantly higher than in prior years. This increased use of working capital is expected to impact our commercial paper borrowings and could exceed levels typically experienced in the third and fourth quarters. Additionally, as a result of the increased commercial paper borrowings, our debt-to-equity ratio may exceed our targeted levels, which are disclosed below. As of June 30, 2008, we had $535 million available capacity under our commercial paper program.

However, we expect that our commercial paper program, which is supported by our Credit Facility, will be adequate to support our liquidity and capital resource requirements. As of June 30, 2008 and 2007, we had no outstanding borrowings under the Credit Facility and had unused availability of $1 billion, and we can request an option to increase the aggregate principal amount available for borrowing to $1.25 billion on not more than three occasions during each calendar year. The availability of borrowings and unused availability under our Credit Facility is limited and subject to conditions specified within the Credit Facility, which we currently meet. These conditions include:

•
the maintenance of a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. As of June 30, 2008, our ratio of total debt of 56% to total capitalization was within our targeted and required ranges

•	the continued accuracy of representations and warranties contained in the agreement

Long-term Debt Our long-term debt matures more than one year from the balance sheet date and consists of medium-term notes, senior notes, gas facility revenue bonds, and capital leases.

In the first quarter of 2008, a portion of our gas facility revenue bonds failed to draw enough potential buyers due to the dislocation or disruption in the auction markets as a result of the downgrades to the bond insurers which reduced investor demand and liquidity for these types of investments. Three of these bonds with principal amounts of $55 million, $47 million and $20 million had interest rates that were adjusted every 35-days, and one of the bonds with a principal amount of $39 million had an interest rate which was reset daily. In March and April 2008, we tendered these bonds with a cumulative principal amount of $161 million through commercial paper borrowings.

In June 2008, we completed a Letter of Credit Agreement for the bonds with principal amounts of $55 million, $47 million and $20 million which provided credit support and enhanced the investor demand for these bonds. As a result, these bonds with a cumulative principal amount of $122 million were successfully auctioned and issued as variable rate gas facility revenue bonds and reduced our commercial paper borrowings. The bonds with principal amounts of $55 million and $47 million now have interest rates that reset daily and the bond with a principal amount of $20 million has an interest rate that resets weekly. We expect to complete a second Letter of Credit Agreement for the bond with a principal amount of $39 million and reduce our commercial paper borrowings. This bond will also be issued as a variable rate demand note and the interest rate will reset daily or weekly. There was no change to the maturity dates on these bonds. For more information on the maturity of the gas facility revenue bonds see Note 6 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Share repurchases In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. For the six months ended June 30, 2008, we did not purchase any shares of our common stock under this plan. During the same period in 2007, we purchased approximately 0.5 million shares of our common stock at a weighted average cost of $41.93 per share and an aggregate cost of $20 million. We hold the purchased shares as treasury shares.

Glossary of Terms

Capital Structure We believe that accomplishing our capitalization objectives and maintaining sufficient cash flow are necessary to maintain our investment-grade credit ratings and to allow us access to capital at reasonable costs. The components of our capital structure, as of the dates indicated, are summarized in the following table.

In millions	June 30, 2008		Dec. 31, 2007		June 30, 2007
Short-term debt	$513	13%	$580	15%	$339	10%
Long-term debt (1)	1,637	43	1,675	43	1,545	43
Total debt	2,150	56	2,255	58	1,884	53
Common shareholders’ equity	1,686	44	1,661	42	1,672	47
Total capitalization	$3,836	100%	$3,916	100%	$3,556	100%

(1)	Net of interest rate swaps, which were terminated in March 2008.

Contractual Obligations and Commitments We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue producing activities. We also have incurred various financial commitments in the normal course of business. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our expected future contractual obligations as of June 30, 2008.

			2009 &	2011 &	2013 &
In millions	Total	2008	2010	2012	thereafter
Recorded contractual obligations:

Long-term debt	$1,637	$-	$1	$319	$1,317
Short-term debt	513	513	-	-	-
PRP costs (1)	210	19	113	60	18
ERC (1)	107	6	36	36	29
Total	$2,467	$538	$150	$415	$1,364

(1)	Includes charges recoverable through rate rider mechanisms.

			2009 &	2011 &	2013 &
In millions	Total	2008	2010	2012	thereafter
Unrecorded contractual obligations and commitments (1):

Pipeline charges, storage capacity and gas supply (2)	$1,780	$344	$677	$387	$372
Interest charges (3)	1,055	48	192	149	666
Operating leases	146	15	54	32	45
Standby letters of credit, performance / surety bonds	56	29	27	-	-
Asset management agreements (4)	46	6	24	16	-
Total	$3,083	$442	$974	$584	$1,083

(1)	In accordance with generally accepted accounting principles, these items are not reflected in our condensed consolidated balance sheet.
(2)
Charges recoverable through a PGA mechanism or alternatively billed to Marketers. Also includes SouthStar’s gas commodity purchase commitments of 1.4 Bcf at floating gas prices calculated using forward natural gas prices as of June 30, 2008, and valued at $185 million. Additionally, includes amounts associated with a subsidiary of NUI which entered into two long-term agreements for the firm transportation and storage of natural gas during 2003 with annual aggregate demand charges of approximately $5 million. As a result of our acquisition of NUI and in accordance with SFAS 141, we valued the contracts at fair value and established a long-term liability of $38 million for the excess liability. This excess liability is being amortized to our condensed consolidated statements of income over the remaining lives of the contracts of $2 million annually through November 2023 and $1 million annually from November 2023 to November 2028.

(3)
Floating rate debt is based on the interest rate as of June 30, 2008, and the maturity of the underlying debt instrument. As of June 30, 2008, we have $35 million of accrued interest on our condensed consolidated balance sheet that will be paid in 2008.

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

Previously discussed

SFAS 160 In December 2007, the FASB issued SFAS 160, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require us to present our minority interest, to be referred to as a noncontrolling interest, separately within the capitalization section of our consolidated balance sheets. We will adopt SFAS 160 on January 1, 2009.

SFAS 161 In March 2008, the FASB issued SFAS 161, which is effective for fiscal years beginning after November 15, 2008. Early adoption is encouraged SFAS 161 amends the disclosure requirements of SFAS 133 to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS 161 will require additional disclosure in future filings, but will have no financial impact to our consolidated results of operations, cash flows or financial condition.

Recently issued

SFAS 162 In May 2008, the FASB issued SFAS 162, which is effective 60 days after the SEC approves the PCAOB amendments to Interim Auditing Standards Section 411. SFAS 162 provides guidance on the sources for application of GAAP and categorizes these sources according to the order of authority. SFAS 162 will have no financial impact to our consolidated results of operations, cash flows or financial condition. We will adopt SFAS 162 when it becomes effective.

FSP EITF 03-6-1 The FASB issued this FSP in June 2008 and is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing nonforfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of June 30, 2008, we had approximately 156,000 restricted shares with nonforfeitable dividend rights, which potentially could be included in our basic earnings per share calculation. We will adopt FSP EITF 03-6-1 on January 1, 2009.

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

Glossary of Terms

SouthStar experienced a decrease of $2 million in the net fair value of derivative instruments utilized in its energy marketing and risk management activities in the first six months of 2008 compared to $14 million for the same period last year. The following tables illustrate the change in the net fair value of the derivative instruments and energy-trading contracts during the three and six months ended June 30, 2008 and 2007, and provide details of the net fair value of contracts outstanding as of June 30, 2008.

	Three months ended June 30,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$6	$8
Contracts realized or otherwise settled during period	9	(8)
Change in net fair value of contracts	(7)	3
Net fair value of contracts outstanding at end of period	8	3
Netting of cash collateral	(8)	2
Cash collateral and net fair value of contracts outstanding at end of period	$-	$5

	Six months ended June 30,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$10	$17
Contracts realized or otherwise settled during period	(4)	(18)
Change in net fair value of contracts	2	4
Net fair value of contracts outstanding at end of period	8	3
Netting of cash collateral	(8)	2
Cash collateral and net fair value of contracts outstanding at end of period	$-	$5

The sources of SouthStar’s net fair value at June 30, 2008, are as follows:

In millions	Prices actively quoted (1)	Prices provided by other external sources
Mature through 2008	$4	$-
Mature through 2009	3	1
Total net fair value	$7	$1

(1)	Valued using NYMEX futures prices.

The following tables include the cash collateral fair values and average values of SouthStar’s energy marketing and risk management assets and liabilities as of June 30, 2008, December 31, 2007 and June 30, 2007. SouthStar bases the average values on monthly averages for the six months ended June 30, 2008 and 2007.

	Average values at June 30,
In millions	2008	2007
Asset (1)	$7	$8
Liability (1)	1	3

(1) Average values represent only the derivative instruments and excludes netting of cash collateral amounts.

	Cash collateral and fair values at
In millions	June 30, 2008	Dec. 31, 2007	June 30, 2007
Asset	$5	$12	$7
Liability	5	2	2

Value at Risk A 95% confidence interval is used to evaluate VaR exposure. A 95% confidence interval means that over the holding period, an actual loss in portfolio value is not expected to exceed the calculated VaR more than 5% of the time. We calculate VaR based on the variance-covariance technique. This technique requires several assumptions for the basis of the calculation, such as price distribution, price volatility, confidence interval and holding period. Our VaR may not be comparable to a similarly titled measure of another company because, although VaR is a common metric in the energy industry, there is no established industry standard for calculating VaR or for the assumptions underlying such calculations. SouthStar’s portfolio of positions for the three months ended June 30, 2008 and 2007, had quarterly average 1-day holding period VaRs of less than $100,000 and its high, low and period end 1-day holding period VaR were immaterial.

Wholesale Services Sequent routinely utilizes various types of financial and other instruments to mitigate certain commodity price risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and financial swap agreements.

Energy marketing and risk management assets and liabilities The following tables include the cash collateral, fair values and average values of Sequent’s energy marketing and risk management assets and liabilities as of June 30, 2008, December 31, 2007 and June 30, 2007. Sequent bases the average values on monthly averages for the six months ended June 30, 2008 and 2007.

	Average values at June 30,
In millions	2008	2007
Asset (1)	$48	$42
Liability (1)	78	22

(1) Average values represent only the derivative instruments and excludes netting of cash collateral amounts.

Glossary of Terms

	Cash collateral and fair values at
In millions	June 30, 2008	Dec. 31, 2007	June 30, 2007
Asset	$90	$61	$60
Liability	85	13	12

At June 30, 2008, Sequent’s commodity-related derivative financial instruments represented purchases (long) of 772 Bcf and sales (short) of 715 Bcf, with approximately 91% and 95% scheduled to mature in less than two years and the remaining 9% and 5% in three to nine years, respectively.

Sequent experienced a decrease in the net fair value of its outstanding contracts of $153 million during the first six months of 2008 and $68 million during the same period last year due to changes in the fair value of derivative instruments utilized in its energy marketing and risk management activities and contract settlements.

The following tables illustrate the change in the net fair value of Sequent’s derivative instruments and energy trading contracts during the three and six months ended June 30, 2008 and 2007, and provide details of the net fair value of contracts outstanding as of June 30, 2008.

	Three months ended June 30,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$(18)	$4
Contracts realized or otherwise settled during period	5	(6)
Change in net fair value of contracts	(83)	53
Net fair value of contracts outstanding at end of period	(96)	51
Netting of cash collateral	101	(3)
Cash collateral and net fair value of contracts outstanding at end of period	$5	$48

	Six months ended June 30,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$57	$119
Contracts realized or otherwise settled during period	(45)	(98)
Change in net fair value of contracts	(108)	30
Net fair value of contracts outstanding at end of period	(96)	51
Netting of cash collateral	101	(3)
Cash collateral and net fair value of contracts outstanding at end of period	$5	$48

The sources of Sequent’s net fair value at June 30, 2008, are as follows:

In millions	Prices actively quoted (1)	Prices provided by other external sources (2)
Mature through 2008	$(77)	$(30)
Mature 2009 – 2010	15	(3)
Mature 2011 – 2013	(1)	-
Total net fair value	$(63)	$(33)

(1)	Valued using NYMEX futures prices and other quoted sources.
(2)
Valued using basis transactions that represent the cost to transport the commodity from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

Due to the $62 million lower net fair value of contracts outstanding at the beginning of the year in 2008 as compared to the prior period, the amount of contracts that were realized or otherwise settled by Sequent during the six months ended June 30, 2008 decreased by $53 million as compared to 2007. Additionally, as a result of increases in forward natural gas prices during the six months ended June 30, 2008, compared to the prior year’s price declines, the change in fair value was a reduction of $138 million. These changes resulted in the net fair value of its contracts being $147 million less than last year.

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

Sequent’s management actively monitors open commodity positions and the resulting VaR. Sequent continues to maintain a relatively matched book, where its total buy volume is close to sell volume with minimal open commodity risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s portfolio of positions for the three and six months ended June 30, 2008 and 2007 had the following VaRs.

	Three months ended June 30,
In millions	2008	2007
Period end	$2.3	$1.6
Average	1.8	1.5
High	2.5	1.8
Low	1.2	1.3

	Six months ended June 30,
In millions	2008	2007
Period end	$2.3	$1.6
Average	1.6	1.4
High	2.9	2.1
Low	0.8	0.9

Glossary of Terms

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $633 million of variable-rate debt, which includes $512 million of our variable-rate short-term debt and $121 million of variable-rate gas facility revenue bonds outstanding at June 30, 2008, a 100 basis point change in market interest rates from 2.8% to 3.8% would have resulted in an increase in pretax interest expense of $6 million on an annualized basis.

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

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of June 30, 2008, Sequent’s top 20 counterparties represented approximately 62% of the total counterparty exposure of $491 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures.

As of June 30, 2008, Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of A, which is higher than the rating of A- at December 31, 2007 and June 30, 2007. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. To arrive at the weighted average credit rating, each counterparty’s assigned internal ratio is multiplied by the counterparty’s credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent.

Glossary of Terms

The following table shows Sequent’s third-party commodity receivable and payable positions as of June 30, 2008 and 2007 and December 31, 2007.

	Gross receivables			Gross payables
	June 30,	Dec. 31,	June 30,	June 30,	Dec. 31,	June 30,
In millions	2008	2007	2007	2008	2007	2007
Netting agreements in place:
Counterparty is investment grade	$590	$437	$302	$551	$356	$306
Counterparty is non-investment grade	37	24	54	40	18	29
Counterparty has no external rating	177	134	65	334	204	175
No netting agreements in place:
Counterparty is investment grade	3	3	-	2	-	-
Amount recorded on balance sheet	$807	$598	$421	$927	$578	$510

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on our liquidity. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If, at June 30, 2008, our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $40 million. There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2008, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended June 30, 2008. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We will hold the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2) (3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (3)
April 2008	1,073	$34.91	-	4,950,951
May 2008	-	-	-	4,950,951
June 2008	235	35.70	-	4,950,951
Total second quarter	1,308	$35.05	-

(1)
The total number of shares purchased includes an aggregate of 1,308 shares surrendered to us to satisfy tax withholding obligation in connection with the vesting of shares of restricted stock and the exercise of stock options.

(2)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We did not purchase any shares for such purposes in the second quarter of 2008. As of June 30, 2008, we had purchased a total 307,567 of the 600,000 shares authorized for purchase, leaving 292,433 shares available for purchase under this program.

(3)
On February 3, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to a total of 8 million shares of our common stock, excluding the shares remaining available for purchase in connection with the Officer Plan as described in note (2) above, over a five-year period.

Glossary of Terms

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held in Atlanta, Georgia on April 30, 2008. Holders of an aggregate of 76,456,124 shares of our common stock at the close of business on February 22, 2008, were entitled to vote at the meeting, of which 68,044,118 or 89.00% of the eligible voting shares were represented in person or by proxy. At the annual meeting, our shareholders were presented with two proposals, as set forth in our proxy statement. Our shareholders voted as follows:

Proposal 1 – Election of Directors

	For	Withheld
Sandra N. Bane	67,530,144	513,974
Arthur E. Johnson	66,308,117	1,736,001
James A. Rubright	66,142,663	1,901,455
John W. Somerhalder II	65,484,073	2,560,045
Bettina M. Whyte	65,587,873	2,456,245

Additionally, the term of office of each of the following directors continued after the meeting: Thomas D. Bell, Jr., Charles R. Crisp, Wyck A. Knox, Jr., Dennis M. Love, Charles H. McTier, Dean R. O’Hare, D. Raymond Riddle, Felker W. Ward and Henry C. Wolf.

Proposal 2 – Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008.

For	67,702,841
Against	156,950
Abstain	184,327
Broker Non-Votes	-

Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation filed November 2, 2005 with the Secretary of State of the state of Georgia (incorporated herein by reference to Exhibit 3.1, AGL Resources Inc.’s Form 8-K dated November 2, 2005).

3.2	Bylaws, as amended on October 31, 2007.

10
Letter of Credit dated as of June 5, 2008 by and among Pivotal Utility Holdings Inc. as borrower, AGL Resources Inc. as Guarantor, Suntrust Bank as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, LTD. as Syndication Agent and Wells Fargo Bank, National Association as Issuing Bank.

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

Date: July 31, 2008                                  /s/ Andrew W. Evans
                                                                  Executive Vice President and Chief Financial Officer

Glossary of Terms