Form 10-Q
period 2008-09-30
AGL RESOURCES INC
filed 2008-10-30
CIK 1004155

Glossary of Terms

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 22, 2008
Common Stock, $5.00 Par Value	76,780,439

Glossary of Terms

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2008

Glossary of Terms

GLOSSARY OF KEY TERMS

AFUDC	Allowance for funds used during construction, which has been authorized by applicable state regulatory agencies to record the cost of debt and equity funds as part of the cost of construction projects
AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
Atlanta Gas Light	Atlanta Gas Light Company
Bcf	Billion cubic feet
Chattanooga Gas	Chattanooga Gas Company
Credit Facility	Credit agreements supporting our commercial paper program
EBIT
Earnings before interest and taxes, a non-GAAP measure that includes operating income, other income, minority interest in SouthStar’s earnings and gain on sales of assets and excludes interest and income tax expense; as an indictor of our operating performance, EBIT should not be considered an alternative to, or more meaningful than, operating income or net income as determined in accordance with GAAP

EITF	Emerging Issues Task Force
ERC	Environmental remediation costs associated with our distribution operations segment which are recoverable through rates mechanisms
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Fitch	Fitch Ratings
Florida Commission	Florida Public Service Commission
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission
GNG	Georgia Natural Gas, the name under which SouthStar does business in Georgia
Golden Triangle Storage	Golden Triangle Storage, Inc.
Heating Degree Days	A measure of the effects of weather on our businesses, calculated when the average daily actual temperatures are less than a baseline temperature of 65 degrees Fahrenheit.
Heating Season	The period from November to March when natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems when weather is colder
Jefferson Island	Jefferson Island Storage & Hub, LLC
LOCOM	Lower of weighted average cost or current market price
Maryland Commission	Maryland Public Service Commission
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
MMBtu	NYMEX equivalent contract units of 10,000 million British thermal units
Moody’s	Moody’s Investors Service
New Jersey Commission	New Jersey Board of Public Utilities
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
Operating margin
A non-GAAP measure of income, calculated as revenues minus cost of gas, that excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets; these items are included in our calculation of operating income as reflected in our statements of consolidated income. Operating margin should not be considered an alternative to, or more meaningful than operating income or net income as determined tin accordance with GAAP

OTC	Over-the-counter
Piedmont	Piedmont Natural Gas
Pivotal Utility	Pivotal Utility Holdings, Inc., doing business as Elizabethtown Gas, Elkton Gas and Florida City Gas
PGA	Purchased gas adjustment
PP&E	Property, plant and equipment
PRP	Pipeline replacement program for Atlanta Gas Light
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SFAS	Statement of Financial Accounting Standards
SouthStar	SouthStar Energy Services LLC
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission
WACOG	Weighted average cost of gas
WNA	Weather normalization adjustment

REFERENCED ACCOUNTING STANDARDS

FSP FIN 39-1	FASB Staff Position 39-1 “Amendment of FIN 39”
FIN 46 & FIN 46R	FIN 46, “Consolidation of Variable Interest Entities”
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109”
FSP EITF 03-6-1	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”
FSP EITF 06-3	FSP EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”
FSP FAS 133-1	FSP No. FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133”
FSP FAS 157-3	FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141, “Business Combinations”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”
SFAS 161	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS 133”

Glossary of Terms

PART 1 – Financial Information
Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		As of
In millions, except share data	September 30, 2008	December 31, 2007	September 30, 2007
Current assets
Cash and cash equivalents	$11	$19	$14
Energy marketing receivables	535	598	363
Inventories	811	551	654
Receivables (less allowance for uncollectible accounts of $17 at Sept. 30, 2008, $14 at Dec. 31, 2007 and $15 at Sept. 30, 2007)	189	391	143
Energy marketing and risk management assets	172	69	90
Unrecovered PRP costs – current portion	40	31	27
Unrecovered ERC – current portion	20	23	24
Other current assets	162	115	100
Total current assets	1,940	1,797	1,415
Property, plant and equipment
Property, plant and equipment	5,377	5,177	5,142
Less accumulated depreciation	1,651	1,611	1,610
Property, plant and equipment-net	3,726	3,566	3,532
Deferred debits and other assets
Goodwill	418	420	420
Unrecovered PRP costs	202	254	261
Unrecovered ERC	124	135	132
Other	94	86	71
Total deferred debits and other assets	838	895	884
Total assets	$6,504	$6,258	$5,831
Current liabilities
Short-term debt	$769	$580	$576
Energy marketing trade payables	568	578	383
Accounts payable - trade	181	172	131
Accrued expenses	83	87	82
Accrued PRP costs – current portion	43	55	47
Customer deposits	39	35	39
Energy marketing and risk management liabilities – current portion	34	16	9
Deferred purchased gas adjustment	14	28	15
Accrued environmental remediation liabilities – current portion	16	10	11
Other current liabilities	75	73	73
Total current liabilities	1,822	1,634	1,366
Accumulated deferred income taxes	625	566	527
Long-term liabilities and other deferred credits (excluding long-term debt)
Accumulated removal costs	176	169	168
Accrued PRP costs	152	190	204
Accrued environmental remediation liabilities	89	97	88
Accrued pension obligations	43	43	83
Accrued postretirement benefit costs	19	24	25
Other long-term liabilities and other deferred credits	150	152	158
Total long-term liabilities and other deferred credits (excluding long-term debt)	629	675	726
Commitments and contingencies (Note 6)
Minority interest	29	47	41
Capitalization
Long-term debt	1,675	1,675	1,548
Common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,724	1,661	1,623
Total capitalization	3,399	3,336	3,171
Total liabilities and capitalization	$6,504	$6,258	$5,831
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2008	2007	2008	2007
Operating revenues	$539	$369	$1,995	$1,809
Operating expenses
Cost of gas	261	159	1,193	987
Operation and maintenance	104	107	337	334
Depreciation and amortization	38	37	112	108
Taxes other than income taxes	10	11	33	31
Total operating expenses	413	314	1,675	1,460
Operating income	126	55	320	349
Other income	2	-	6	1
Minority interest	5	-	(12)	(24)
Interest expense, net	(29)	(34)	(85)	(92)
Earnings before income taxes	104	21	229	234
Income tax expense	39	8	86	89
Net income	$65	$13	$143	$145
Per common share data
Basic earnings per common share	$0.85	$0.17	$1.87	$1.88
Diluted earnings per common share	$0.85	$0.17	$1.87	$1.87
Cash dividends declared per common share	$0.42	$0.41	$1.26	$1.23
Weighted-average number of common shares outstanding
Basic	76.4	77.0	76.2	77.4
Diluted	76.6	77.4	76.5	77.8

See notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Other	Shares held
	Common stock		Premium on	Earnings	comprehensive	in treasury
In millions, except per share amount	Shares	Amount	common stock	reinvested	loss	and trust	Total
Balance as of December 31, 2007	76.4	$390	$667	$680	$(13)	$(63)	$1,661
Comprehensive income:
Net income	-	-	-	143	-	-	143
Net realized gains from hedging activities (net of tax of $-)	-	-	-	-	(1)	-	(1)
Total comprehensive income							142
Dividends on common stock ($1.26 per share)	-	-	-	(96)	-	3	(93)
Issuance of treasury shares	0.4	-	(1)	(4)	-	12	7
Stock-based compensation expense (net of tax of $1)	-	-	7	-	-	-	7
Balance as of September 30, 2008	76.8	$390	$673	$723	$(14)	$(48)	$1,724

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
In millions	2008	2007
Cash flows from operating activities
Net income	$143	$145
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	112	108
Change in energy marketing and risk management assets and liabilities	(86)	27
Minority interest	12	24
Deferred income taxes	66	8
Changes in certain assets and liabilities
Gas, unbilled and other receivables	202	232
Energy marketing receivables and energy marketing trade payables, net	53	15
Inventories	(260)	(57)
Gas and trade payables	9	(82)
Other – net	(79)	(34)
Net cash flow provided by operating activities	172	386
Cash flows from investing activities
Property, plant and equipment expenditures	(254)	(193)
Other	-	2
Net cash flow used in investing activities	(254)	(191)
Cash flows from financing activities
Net payments and borrowings of short-term debt	189	49
Issuance of variable rate gas facility revenue bonds	161	-
Payments of long-term debt	(161)	(86)
Dividends paid on common shares	(93)	(92)
Distribution to minority interest	(30)	(23)
Issuance of treasury shares	7	13
Purchase of treasury shares	-	(57)
Other	1	(2)
Net cash flow provided by (used in) financing activities	74	(198)
Net decrease in cash and cash equivalents	(8)	(3)
Cash and cash equivalents at beginning of period	19	17
Cash and cash equivalents at end of period	$11	$14
Cash paid during the period for
Interest	$88	$92
Income taxes	$27	$89

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

The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited condensed consolidated financial statements under the rules of the SEC. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. However, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. For a glossary of key terms and referenced accounting standards, see page 3. You should read these condensed consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 7, 2008.

Due to the seasonal nature of our business, our results of operations for the three and nine months ended September 30, 2008 and 2007, and our financial condition as of December 31, 2007, and September 30, 2008 and 2007, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Each of our estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. The most significant estimates include our PRP accruals, environmental liability accruals, allowance for uncollectible accounts and other contingencies, pension and postretirement obligations, derivative and hedging activities, unbilled revenues and provision for income taxes. Our actual results could differ from our estimates, and such differences could be material.

Inventories

For our distribution operations segment, we record natural gas stored underground at WACOG. For Sequent and SouthStar, we account for natural gas inventory at the lower of WACOG or market price.

Sequent and SouthStar evaluate the average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market price. SouthStar recorded LOCOM adjustments of $18 million in the three and nine months ended September 30, 2008 and did not record LOCOM adjustments in 2007. Sequent recorded LOCOM adjustments of $34 million in the three and nine months ended September 30, 2008 and $1 million and $4 million for the three and nine months ended September 30, 2007, respectively.

Glossary of Terms

Stock-Based Compensation

In the first nine months of 2008, we issued grants of approximately 258,000 stock options and 207,000 restricted stock units, which will result in the recognition of approximately $2 million of stock-based compensation expense in 2008. No material share awards have been granted to employees whose compensation is subject to capitalization. We use the Black-Scholes pricing model to determine the fair value of the options granted. On an annual basis, we evaluate the assumptions and estimates used to calculate our stock-based compensation expense.

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

	Three months ended September 30,
In millions	2008	2007
Cash flow hedges:
Net derivative unrealized gains (losses) arising during the period (net of taxes of $- in 2008 and $1 in 2007)	$(1)	$2
Less reclassification of realized losses included in income (net of taxes of $- in 2008 and $1 in 2007)	1	1
Total	$-	$3

	Nine months ended September 30,
In millions	2008	2007
Cash flow hedges:
Net derivative unrealized gains arising during the period (net of taxes of $2 in 2008 and $1 in 2007)	$3	$2
Less reclassification of realized gains included in income (net of taxes of $3 in 2008 and $3 in 2007)	(4)	(5)
Pension adjustments (net of taxes of $- in 2007)	-	1
Total	$(1)	$(2)

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

	Three months ended September 30,
In millions	2008	2007
Denominator for basic earnings per share (1)	76.4	77.0
Assumed exercise of restricted stock, restricted stock units and stock options	0.2	0.4
Denominator for diluted earnings per share	76.6	77.4
(1) Daily weighted-average shares outstanding.
	Nine months ended September 30,
In millions	2008	2007
Denominator for basic earnings per share (1)	76.2	77.4
Assumed exercise of restricted stock, restricted stock units and stock options	0.3	0.4
Denominator for diluted earnings per share	76.5	77.8
(1) Daily weighted-average shares outstanding.

The following table contains the weighted average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price:

	September 30,
In millions	2008	2007 (1)
Three months ended	2.1	0.1
Nine months ended	1.6	0.0
(1)	0.0 values represent amounts less than 0.1 million.

The increase in the number of shares that were excluded from the computation is the result of a significant decline in the market value of our common shares at September 30, 2008 as compared to September 30, 2007.

Glossary of Terms

Income Taxes

We adopted FIN 48 on January 1, 2007, and as of September 30, 2008, December 31, 2007 or September 30, 2007, we did not have a liability for unrecognized tax benefits.

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

	Sept. 30	Dec. 31	Sept. 30
In millions	2008	2007	2007
Regulatory assets
Unrecovered PRP costs	$242	$285	$288
Unrecovered ERC	144	158	156
Unrecovered postretirement benefit costs	11	12	12
Unrecovered seasonal rates	10	11	10
Unrecovered PGA	33	23	15
Other	31	24	24
Total regulatory assets	471	513	505
Associated assets
Elizabethtown Gas hedging program	15	4	9
Total regulatory and associated assets	$486	$517	$514
Regulatory liabilities
Accumulated removal costs	$176	$169	$168
Elizabethtown Gas hedging program	15	4	9
Unamortized investment tax credit	15	16	16
Deferred PGA	14	28	15
Regulatory tax liability	19	20	21
Other	21	19	18
Total regulatory liabilities	260	256	247
Associated liabilities
PRP costs	195	245	251
ERC	95	96	90
Total associated liabilities	290	341	341
Total regulatory and associated liabilities	$550	$597	$588

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

SFAS 161 In March 2008, the FASB issued SFAS 161, which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends the disclosure requirements of SFAS 133 to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. We will adopt SFAS 161 on January 1, 2009 which will require additional disclosures, but will not have a financial impact to our consolidated results of operations, cash flows or financial condition.

FSP EITF 03-6-1 The FASB issued this FSP in June 2008 and it is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing nonforfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of September 30, 2008, we had approximately 149,000 restricted shares with nonforfeitable dividend rights. We will adopt FSP EITF 03-6-1 on January 1, 2009.

Recently issued

FSP FAS 133-1 The FASB issued this FSP in September 2008 and it is effective for fiscal years beginning after November 15, 2008. This FSP requires more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of the instruments. This FSP will have no financial impact to our consolidated results of operations, cash flows or financial condition. We will adopt FSP FAS 133-1 on January 1, 2009.

Glossary of Terms

FSP FAS 157-3 The FASB issued this FSP in October 2008 and it is effective upon issuance including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS 157 in an inactive market, including; how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. We adopted this FSP as of September 30, 2008, which had no financial impact to our consolidated results of operations, cash flows or financial condition.

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

		As of
In millions	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Right to reclaim cash collateral	$53	$3	$18
Obligations to return cash collateral	(1)	(10)	-
Total cash collateral	$52	$(7)	$18

Fair value measurements

In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements; however, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. The carrying value of cash and cash equivalents, receivables, accounts payable, other current liabilities, derivative assets, derivative liabilities and accrued interest approximate fair value. The following table shows the carrying amounts and fair values of our long-term debt including any current portions included in our condensed consolidated balance sheets.

In millions	Carrying amount	Estimated fair value
As of September 30, 2008	$1,675	$1,671
As of December 31, 2007	1,675	1,710
As of September 30, 2007	1,548	1,556

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

Glossary of Terms

Level 2

Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial and commodity instruments that are valued using valuation methodologies. These methodologies are primarily industry-standard methodologies that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. We obtain market price data from multiple sources in order to value some of our Level 2 transactions and this data is representative of transactions that occurred in the market place. As we aggregate our disclosures by counterparty, the underlying transactions for a given counterparty may be a combination of exchange-traded derivatives and values based on other sources. Instruments in this category include shorter tenor exchange-traded and non-exchange-traded derivatives such as OTC forwards and options.

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. We do not have any material assets or liabilities classified as level 3.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring fair value measurements as of September 30, 2008

In millions	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting of cash collateral	Total carrying value
Assets: (1)
Derivatives at wholesale services	$27	$87	$-	$26	$140
Derivatives at distribution operations	-	15	-	-	15
Derivatives at retail energy operations (3)	32	-	-	-	32
Total assets	$59	$102	$-	$26	$187
Liabilities: (2)
Derivatives at wholesale services	$11	$20	$-	$(7)	$24
Derivatives at distribution operations	-	15	-	1	16
Derivatives at retail energy operations	20	1	-	(20)	1
Total liabilities	$31	$36	$-	$(26)	$41
    (1) Includes $172 million of current assets and $16 million of long-term assets reflected within our condensed consolidated balance sheet.
    (2) Includes $34 million of current liabilities and $7 million of long-term liabilities reflected within our condensed consolidated balance sheet.
    (3) $1 million premium associated with weather derivatives has been excluded as they are based on intrinsic value, not fair value.

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

Glossary of Terms

In millions	Nine months ended September 30, 2008
Balance as of January 1, 2008	$(2)
Realized and unrealized gains	-
Settlements	2
Transfers in or out of level 3	-
Balance as of September 30, 2008	$-
Change in unrealized gains (losses) relating to instruments held as of September 30, 2008	$-

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

	Three months ended September 30,
In millions	2008	2007
Service cost	$2	$2
Interest cost	7	6
Expected return on plan assets	(9)	(8)
Amortization of prior service cost	-	(1)
Recognized actuarial loss	-	2
Net pension cost	$-	$1

	Nine months ended September 30,
In millions	2008	2007
Service cost	$6	$6
Interest cost	20	18
Expected return on plan assets	(25)	(24)
Amortization of prior service cost	(1)	(2)
Recognized actuarial loss	2	5
Net pension cost	$2	$3

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

Postretirement Benefits The AGL Resources Inc. Postretirement Health Care Plan (AGL Postretirement Plan) covers all eligible AGL Resources employees who were employed as of September 30, 2002, if they reach retirement age while working for us. The state regulatory commissions have approved phase-ins that defer a portion of other postretirement benefits expense for future recovery. Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This act provides for a prescription drug benefit under Medicare (Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

Glossary of Terms

Eligibility for benefits under the AGL Postretirement Plan is based on age and years of service. Following are the cost components of the AGL Postretirement Plan for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Service cost	$-	$-	$1	$-
Interest cost	1	1	4	4
Expected return on plan assets	(1)	(1)	(4)	(3)
Amortization of prior service cost	(1)	(1)	(3)	(3)
Recognized actuarial loss	-	1	-	1
Net postretirement benefit cost	$(1)	$-	$(2)	$(1)

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP Plan), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP Plan, we made $5 million in matching contributions to participant accounts in the first nine months of 2008 and $5 million in the same period last year.

Note 4 - Common Shareholders’ Equity

Share Repurchase Program

In March 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock to be used for issuances under the Officer Incentive Plan. In the first nine months of 2008, we purchased 10,333 shares under this plan. As of September 30, 2008, we had purchased a total 307,567 shares, leaving 292,433 shares available for purchase.

In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. These purchases are intended to offset share issuances under our employee and non-employee director incentive compensation plans and our dividend reinvestment and stock purchase plans. Stock purchases under this program may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we will purchase, and we can terminate or limit the program at any time. We will hold the purchased shares as treasury shares. We did not purchase shares under this program during the first nine months of 2008. As of September 30, 2008, we had repurchased 3,049,049 shares at a weighted average price of $38.58.

Glossary of Terms

Note 5 - Debt

Our issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions, the SEC and the FERC as granted by the Energy Policy Act of 2005. The following table provides more information on our various debt securities.

			Weighted	Outstanding as of
In millions	Year(s) due (1)	Interest rate (1)	average interest rate(2)	Sept. 30, 2008	Dec. 31, 2007	Sept.30, 2007
Short-term debt
Credit Facility	2008	3.5%	3.5%	$485	$-	$-
Commercial paper	2008	4.6	3.5	198	566	549
SouthStar line of credit	2008	3.5	3.5	55	-	-
Sequent lines of credit	2008	2.8	2.7	20	1	13
Pivotal Utility line of credit	2008	1.6	2.9	10	12	13
Capital leases	2008	4.9	4.9	1	1	1
Total short-term debt		3.7%	3.4%	$769	$580	$576
Long-term debt - net of current portion
Senior notes	2011-2034	4.5-7.1%	5.9%	$1,275	$1,275	$1,150
Gas facility revenue bonds	2022-2033	4.2-8.1	3.5	200	200	200
Medium-term notes	2012-2027	6.6-9.1	7.8	196	196	196
Capital leases	2013	4.9	4.9	4	6	5
Interest rate swaps	-	-	-	-	(2)	(3)
Total long-term debt		6.0%	5.8%	$1,675	$1,675	$1,548

Total debt		5.3%	5.4%	$2,444	$2,255	$2,124
(1)	As of September 30, 2008
(2)	For the nine months ended September 30, 2008

Credit Facility

In September 2008, we completed a $140 million Credit Facility that expires in September 2009, which will provide additional liquidity for working capital and capital expenditure needs. This Credit Facility provides us the option to request an increase in the borrowing capacity to $150 million and supplements our existing $1.0 billion Credit Facility which expires in August 2011.

Gas Facility Revenue Bonds

In 2008, a portion of our gas facility revenue bonds failed to draw enough potential buyers due to the dislocation or disruption in the auction markets as a result of the downgrades to the bond insurers that provide credit protections for these instruments which reduced investor demand and liquidity for these types of investments. In March and April 2008, we tendered these bonds with a cumulative principal amount of $161 million through commercial paper borrowings.

In June and September 2008, we completed a Letter of Credit Agreement for these bonds which provided additional credit support which increased investor demand for the bonds. As a result, these bonds with a cumulative principal amount of $161 million were successfully auctioned and issued as variable rate gas facility bonds and reduced our commercial paper borrowings. The bonds with principal amounts of $55 million, $47 million and $39 million now have interest rates that reset daily and the bond with a principal amount of $20 million has an interest rate that resets weekly. There was no change to the maturity dates on these bonds.

SouthStar Credit Facility

SouthStar’s five-year $75 million unsecured credit facility expires in November 2011. SouthStar will use this line of credit for working capital and its general corporate needs. We do not guarantee or provide any other form of security for the repayment of this credit facility.

Sequent Lines of Credit

In June 2008, we extended one of Sequent’s lines of credit in the amount of $25 million to June 2009. This line of credit  bears interest at the federal funds effective rate plus 0.75%. In September 2008, Sequent obtained a second line of credit for $20 million that bears interest at the LIBOR Rate plus 1.0% to September 2009. This line of credit replaced the line of credit that expired in August 2008. Both lines of credit are used for the posting of margin deposits for NYMEX transactions and are unconditionally guaranteed by us.

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

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our contingent financial commitments as of September 30, 2008.

	Commitments due before Dec. 31,
In millions	Total	2008	2009 & thereafter
Standby letters of credit and performance and surety bonds	$48	$8	$40

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

In February 2008, the consumer affairs staff of the Georgia Commission alleged that GNG charged its customers on variable rate plans prices for natural gas that were in excess of the published price, that it failed to give proper notice regarding the availability of potentially lower price plans and that it changed its methodology for computing variable rates. GNG asserted that it fully complied with all applicable rules and regulations, that it properly charged its customers on variable rate plans the rates on file with the Georgia Commission, and that, consistent with its terms and conditions of service, it routinely switched customers who requested to move to another price plan for which they qualified. In order to resolve this matter GNG agreed to pay $2.5 million in the form of credits to customers, or as directed by the Georgia Commission, which was recorded in our condensed consolidated statements of income for the nine months ended September 30, 2008.

In February 2008, a class action lawsuit was filed in the Superior Court of Fulton County in the State of Georgia against GNG containing similar allegations to those asserted by the Georgia Commission staff and seeking damages on behalf of a class of GNG customers. This lawsuit was dismissed in September 2008.

In March 2008, a second class action suit was filed against GNG in the State Court of Fulton County in the State of Georgia, regarding monthly service charges. This lawsuit alleges that GNG arbitrarily assigned customer service charges rather than basing each customer service charge on a specific credit score. GNG asserts that no violation of law or Georgia Commission rules has occurred, that this lawsuit is without merit and has filed motions to dismiss this class action suit on various grounds. The ultimate resolution of this lawsuit cannot be determined, but is not expected to have a material adverse effect on our condensed consolidated results of operations, cash flows or financial condition.

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

You should not consider EBIT an alternative to, or a more meaningful indicator of our operating performance than, operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The following table contains the reconciliations of EBIT to operating income, earnings before income taxes and net income for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,
In millions	2008	2007
Operating revenues	$539	$369
Operating expenses	413	314
Operating income	126	55
Minority interest	5	-
Other income	2	-
EBIT	133	55
Interest expense, net	(29)	(34)
Earnings before income taxes	104	21
Income tax expense	39	8
Net income	$65	$13

	Nine months ended September 30,
In millions	2008	2007
Operating revenues	$1,995	$1,809
Operating expenses	1,675	1,460
Operating income	320	349
Minority interest	(12)	(24)
Other income	6	1
EBIT	314	326
Interest expense, net	(85)	(92)
Earnings before income taxes	229	234
Income taxes	86	89
Net income	$143	$145

Balance sheet information at December 31, 2007, is as follows:
In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$4,847	$406
Retail energy operations	282	-
Wholesale services	890	-
Energy investments	287	14
Corporate and intercompany eliminations (2)	(48)	-
Consolidated AGL Resources	$6,258	$420

(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our corporate segment’s assets consist primarily of cash and cash equivalents and property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Terms

Summarized income statement information, identifiable and total assets, goodwill and property, plant and equipment expenditures as of and for the three and nine months ended September 30, 2008 and 2007, by segment are shown in the following tables.

Three months ended September 30, 2008
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$237	$149	$138	$13	$2	$539
Intercompany revenues (1)	35	-	-	-	(35)	-
Total operating revenues	272	149	138	13	(33)	539
Operating expenses
Cost of gas	101	154	37	3	(34)	261
Operation and maintenance	72	15	13	6	(2)	104
Depreciation and amortization	32	1	1	1	3	38
Taxes other than income taxes	9	-	1	-	-	10
Total operating expenses	214	170	52	10	(33)	413
Operating income (loss)	58	(21)	86	3	-	126
Other income	1	-	-	-	1	2
Minority interest	-	5	-	-	-	5
EBIT	$59	$(16)	$86	$3	$1	$133

Capital expenditures for property, plant and equipment	$62	$-	$-	$23	$3	$88

Three months ended September 30, 2007
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$219	$128	$13	$9	$-	$369
Intercompany revenues (1)	37	-	-	-	(37)	-
Total operating revenues	256	128	13	9	(37)	369
Operating expenses
Cost of gas	83	112	1	-	(37)	159
Operation and maintenance	79	16	10	4	(2)	107
Depreciation and amortization	30	1	1	2	3	37
Taxes other than income taxes	9	1	-	-	1	11
Total operating expenses	201	130	12	6	(35)	314
Operating income (loss)	55	(2)	1	3	(2)	55
Other income (expense)	-	1	-	-	(1)	-
Minority interest	-	-	-	-	-	-
EBIT	$55	$(1)	$1	$3	$(3)	$55

Capital expenditures for property, plant and equipment	$52	$2	$-	$8	$6	$68

Glossary of Terms

Nine months ended September 30, 2008
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$1,146	$701	$104	$43	$1	$1,995
Intercompany revenues (1)	147	-	-	-	(147)	-
Total operating revenues	1,293	701	104	43	(146)	1,995
Operating expenses
Cost of gas	694	600	41	4	(146)	1,193
Operation and maintenance	241	50	35	16	(5)	337
Depreciation and amortization	94	3	4	4	7	112
Taxes other than income taxes	27	1	2	1	2	33
Total operating expenses	1,056	654	82	25	(142)	1,675
Operating income (loss)	237	47	22	18	(4)	320
Other income	2	-	-	-	4	6
Minority interest	-	(12)	-	-	-	(12)
EBIT	$239	$35	$22	$18	$-	$314

Identifiable and total assets (2)	$4,992	$271	$1,007	$326	$(92)	$6,504
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures for property, plant and equipment	$196	$7	$-	$44	$7	$254

Nine months ended September 30, 2007
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$1,079	$653	$50	$27	$-	$1,809
Intercompany revenues (1)	137	-	-	-	(137)	-
Total operating revenues	1,216	653	50	27	(137)	1,809
Operating expenses
Cost of gas	612	508	4	-	(137)	987
Operation and maintenance	250	50	27	14	(7)	334
Depreciation and amortization	89	4	2	4	9	108
Taxes other than income taxes	25	1	1	1	3	31
Total operating expenses	976	563	34	19	(132)	1,460
Operating income (loss)	240	90	16	8	(5)	349
Other income (expense)	2	1	-	(1)	(1)	1
Minority interest	-	(24)	-	-	-	(24)
EBIT	$242	$67	$16	$7	$(6)	$326

Identifiable and total assets (2)	$4,780	$211	$699	$276	$(135)	$5,831
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures for property, plant and equipment	$145	$3	$1	$18	$26	$193

(1)
Intercompany revenues – Wholesale services records its energy marketing and risk management revenue on a net basis. Wholesale services’ total operating revenues include intercompany revenues of $289 million and $120 million for the three months ended September 30, 2008 and 2007, respectively; and $806 million and $473 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business and the sale of natural gas to end-use customers primarily in Georgia through our retail natural gas marketing business. For the nine months ended September 2008, our six utilities serve 2.3 million average end-use customers, making us the largest distributor of natural gas in the southeastern and mid-Atlantic regions of the United States based on customer count. Although our retail natural gas marketing business is not subject to the same regulatory framework as our utilities, it is an integral part of the framework for providing natural gas service to end-use customers in Georgia.

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

Executive Summary

Customer growth - We continue to see challenging economic conditions in all the areas we serve and, as a result, have experienced lower than expected customer growth throughout 2008, a trend we expect to continue through 2009.

Glossary of Terms

For the nine months ended September 30, 2008, our consolidated utility customer growth rate was 0.1%, compared to 1.0% for the comparable period last year. We had anticipated customer growth in 2008 of about 0.5%. The reduction in customer count is primarily a result of much slower growth in the residential housing markets throughout our service territories. This trend has been offset slightly by growth in the commercial customer segment in certain areas, primarily as a result of conversions to natural gas from other fuel sources.

We continue to use a variety of targeted marketing programs to attract new customers and to retain existing ones. These programs generally emphasize natural gas as the fuel of choice for customers and seek to expand the use of natural gas through a variety of promotional activities.

We have seen a 3% decline in average customer count at SouthStar for the nine months ended September 30, 2008, as compared to the same period in 2007. This decline reflects some of the same economic conditions that have affected our utility businesses as well as a more competitive market for natural gas in Georgia. As a result of recent disruptions in the credit markets, one of the smaller Marketers in Georgia filed for bankruptcy in October 2008, after being unable to obtain ongoing funding for working capital needs. Another Marketer assumed responsibility for the bankrupt Marketer’s 30,000 customers, under an agreement approved by the Georgia Commission. Our financial exposure to this Marketer is immaterial.

Natural gas prices - Increased energy and transportation prices are expected to impact a significantly larger portion of consumer household incomes as we move into the 2008/2009 winter heating season. Although natural gas prices dropped during the third quarter of 2008, industry projections are that customers’ heating costs in the U.S. could increase as much as 30% over last year. As a result, we may incur additional bad debt expense during the winter season as well as lower operating margins due to increased customer conservation in an environment of high natural gas prices. While we expect these factors could adversely impact our results of operations, we expect regulatory and operational mechanisms in place in most of our jurisdictions will help mitigate our exposure to these factors.

These risks of increased bad debt expense and decreased operating margins from conservation are minimized at our largest utility, Atlanta Gas Light, as a result of its straight-fixed variable rate structure. In addition, customers in Georgia buy their natural gas from certificated marketers rather than from Atlanta Gas Light. Our credit exposure at Atlanta Gas Light is primarily related to the provision of services to the certificated marketers, but that exposure is mitigated, as we obtain security support in an amount equal to a minimum of two times a marketer’s highest month’s estimated bill. At our other utilities, while customer conservation could adversely impact our operating margins, we will utilize measures to collect delinquent accounts and continue to be rigorous in monitoring and mitigating the impact of these expenses. We do, however, expect that our bad debt expense for the upcoming winter heating season will be higher than the prior year.

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

The rising commodity prices during the first six month of 2008, along with reduced opportunities related to the management of storage and transportation assets throughout the first nine months of 2008 further negatively impacted SouthStar’s operating margin by $15 million. More favorable market conditions and decreasing natural gas prices in the first six months of 2007 as compared to rising prices during the same time frame in 2008 enabled SouthStar to recognize higher operating margins for year-to-date September 30, 2007 as compared to 2008. SouthStar’s reported results were also negatively impacted during the current year quarter by the significant decrease in natural gas prices during the three months ended September 30, 2008 as SouthStar was required to record an $18 million LOCOM adjustment to reduce its natural gas inventory to market.

Due to the rising commodity price environment and the widening of transportation basis spreads during the first six months of 2008, Sequent recorded $70 million in losses on the financial instruments it uses to hedge its storage and transportation positions. The natural gas market remained volatile with significant decreases in prices and narrowing of basis spreads during the quarter ended September 30, 2008. Consequently Sequent recognized gains on hedging instruments of $117 million for the quarter and $47 million for the first nine months of 2008. This is a $106 million and $30 million net increase compared to last year’s third quarter and year-to-date periods, respectively. In addition to the increase in hedge gains Sequent’s commercial activity improved by $16 million and $19 million for the quarter ended and year-to-date periods ended September 30, 2008, respectively due to more favorable business opportunities presented by the greater volatility in the marketplace than in 2007. This improvement was due in part to increased hurricane activity, although the market did not react as strongly as it did after hurricanes Rita and Katrina in 2005 as there was less damage to the natural gas infrastructure and increased onshore production.

Glossary of Terms

In addition, the decrease in forward prices caused Sequent to be subject to a LOCOM adjustment on its natural gas inventory. The increase in the impact of the adjustment, net of estimated hedging recoveries, was $33 million and $32 million for the quarter and year-to-date periods, respectively. These changes resulted in Sequent reporting operating margin that was $89 million and $17 million higher for the current quarter and year-to-date periods ended September 30, 2008, respectively, as compared to last year.

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

Upcoming rate cases Beginning in 2009 through 2010, we will file rate cases in four of our six jurisdictions. These rate case filings are required due to settlements we reached with the applicable state authority in previous rate case or acquisition proceedings. The expected filing dates and dates for which current rates are effective are outlined in the chart below:

Company	Expected filing date	Current rates effective until
Elizabethtown Gas	Q1 2009	Q4 2009 - Q1 2010
Atlanta Gas Light	Q4 2009	Q2 2010
Virginia Natural Gas	Q1 2010	Q3 2011
Chattanooga Gas	Q2 2010	Q1 2011

Virginia Natural Gas In July 2008, Virginia Natural Gas filed a Conservation and Ratemaking Efficiency Plan (Conservation Plan) with the Virginia Commission. The plan was filed pursuant to a Virginia law that allows natural gas utilities to implement conservation programs and alternative rate designs which would allow the utility to recover the cost of providing safe and reliable service based on normal customer usage. On Octoer 29, 2008, Virginia Natural Gas filed with the Virginia Commission a motion for approval of a proposed stipulation. If the proposed stipulation is approved by the Virginia Commission, Virginia Natural Gas will invest approximately $7 million over three years in new conservation programs. Virginia Natural Gas will also implement an accompanying decoupled rate design mechanism that will mitigate the impact of conservation and declining usage and provide the utility with an opportunity to recover its fixed costs. Hearings on the Conservation Plan and proposed stipulation were held in October 2008, and the Virginia Commission is expected to issue a ruling by the end of 2008.

Magnolia Enterprise Holdings, Inc. (Magnolia) In September 2007, we received approval from the Georgia Commission for Atlanta Gas Light’s capacity supply plan in Georgia. A key part of that agreement was the ability to diversify our supply sources by gaining more access to the Elba Island liquefied natural gas (LNG) facility. As a result, Southern Natural Gas (SNG) and our affiliate, Magnolia filed a joint application with the FERC to obtain an undivided interest in pipelines connecting our Georgia service territory to the Elba Island LNG facility and for approval of the project. Under the proposed transaction, Magnolia would purchase the undivided interest and lease the interest to SNG. Atlanta Gas Light would then subscribe to the associated capacity from SNG. The project is expected to be completed in 2010.

Glossary of Terms

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

Although our ownership interest in the SouthStar partnership is 70%, the majority of SouthStar's earnings in Georgia are allocated by contract 75% to us and 25% to Piedmont. SouthStar’s earnings related to customers in Ohio and Florida are allocated 70% to us and 30% to Piedmont. We record the earnings allocated to Piedmont as a minority interest in our condensed consolidated statements of income, and we record Piedmont’s portion of SouthStar’s capital as a minority interest in our condensed consolidated balance sheets. The majority of SouthStar’s earnings allocated to us for the three and nine months ended September 30, 2008, were at the 75% contractual rate.

Beginning in October 2008, SouthStar was awarded the right to supply a total of approximately 15 Bcf of natural gas to customers of Vectren Energy Delivery of Ohio (VEDO) through March 2010. As part of this agreement, SouthStar will manage the supply, transportation and storage of natural gas on behalf of VEDO.

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

During the third quarter of 2008, Sequent negotiated an agreement for 40,000 dekatherms per day of transportation capacity for a period of 25 years beginning in August 2009. Upon execution of this agreement in 2009, we will include approximately $89 million of future demand payments associated with this capacity within our unrecorded contractual obligations and commitment disclosures. Sequent will identify opportunities to lock-in economic value associated with this capacity through the use of financial hedges. The hedging of the capacity may increase our exposure to hedge gains and losses as well as potentially impact VaR. There was no significant impact to hedge gains or losses or VaR during the period.

Asset management transactions The following table provides updated information on Sequent’s asset management agreements with its affiliated utilities, including amended or extended agreements in 2008 with Florida City Gas, Chattanooga Gas and Elizabethtown Gas.

% of shared
	Expiration date	profits or annual fee
Virginia Natural Gas	Mar 2009	(A)
Chattanooga Gas	Mar 2011	50% (B)
Elizabethtown Gas	Mar 2011	(A) (B)
Atlanta Gas Light	Mar 2012	up to 60%	(B)
Florida City Gas	Mar 2013	50%
(A)	Shared on a tiered structure.
(B)	Includes aggregate annual minimum payments of $12 million for Chattanooga Gas, Elizabethtown Gas and Atlanta Gas Light.

Storage inventory outlook The following graph presents the NYMEX forward natural gas prices as of September 30, 2008, June 30, 2008 and December 31, 2007, for the period of October 2008 through September 2009, and reflects the prices at which Sequent could buy natural gas at the Henry Hub for delivery in the same time period.

Glossary of Terms

Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues are net of the estimated impact of regulatory sharing and reflect the amounts that are realizable in future periods based on the inventory withdrawal schedule and forward natural gas prices at September 30, 2008. Sequent’s storage inventory is economically hedged with futures contracts, which results in an overall locked-in margin, timing notwithstanding.

	Withdrawal schedule (in Bcf)
	Salt dome (WACOG $6.82)	Reservoir (WACOG $6.84)	Expected operating revenues (in millions)
2008
Fourth quarter	2	9	$7
2009
First quarter	-	5	5
Total	2	14	$12

If Sequent’s optimization efforts are executed as planned, it expects operating revenues from storage withdrawals of approximately $7 million during the three months ending December 31, 2008 and $5 million in 2009. This could change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate. Based upon Sequent’s current projection of year-end storage positions at December 31, 2008, a $1.00 increase in the first quarter 2009 forward NYMEX prices could result in a $4 million reduction to Sequent’s reported operating revenues for the year ending December 31, 2008, after regulatory sharing. A $1.00 decrease in forward NYMEX prices would result in a $4 million positive impact to Sequent’s reported operating revenues; however additional LOCOM adjustments could potentially offset a portion of the positive impact. This amount does not include operating expenses that will be incurred to realize this amount. For more information on Sequent’s energy marketing and risk management activities, see Item 3, Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.

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

Through Golden Triangle Storage, we are constructing a new salt-dome storage facility in the Gulf Coast region of the U.S. In May 2008, Golden Triangle Storage started construction on the first cavern. Hurricanes Gustav and Ike caused some damage and minor delays in September 2008, but our timelines associated with commencement of commercial operations remain on schedule. We previously estimated based on then current prices for labor, materials and pad gas that costs to construct the facility would be approximately $265 million. However, prices for labor, materials and pad gas have risen significantly in the ensuing months, increasing the estimated construction cost by approximately 10% to 20%. The actual project costs depend upon the facility’s configuration, materials, drilling costs, financing costs and the amount and cost of pad gas, which includes volumes of non-working natural gas used to maintain the operational integrity of the cavern facility. The costs for the vast majority of these items have not been fixed and are subject to continued variability during the period of construction. Further, since we are not able to predict whether these costs of construction will continue to increase, moderate or decrease from current levels, we believe that there could be continued volatility in the construction cost estimates.

We also own and operate a telecommunications business, AGL Networks, which constructs and operates conduit and fiber infrastructure within select metropolitan areas.

Glossary of Terms

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

You should not consider operating margin or EBIT an alternative to, or a more meaningful indicator of, our operating performance than net income as determined in accordance with GAAP. In addition, our operating margin or EBIT measures may not be comparable to similarly titled measures from other companies.

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

Seasonality also affects the comparison of certain balance sheet items, such as receivables, inventories and short-term debt across quarters. However, these items are comparable when reviewing our annual results. Accordingly, we have presented the condensed consolidated balance sheets as of September 30, 2007, to provide comparisons of these items to December 31, 2007, and September 30, 2008.

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

Glossary of Terms

The following table sets forth a reconciliation of our operating margin and EBIT to our operating income, earnings before income taxes and net income, together with other consolidated financial information for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,			Nine months ended September 30,
In millions, except per share data	2008	2007	Change	2008	2007	Change
Operating revenues	$539	$369	$170	$1,995	$1,809	$186
Cost of gas	261	159	102	1,193	987	206
Operating margin (1)	278	210	68	802	822	(20)
Operating expenses	152	155	(3)	482	473	9
Operating income	126	55	71	320	349	(29)
Other income	2	-	2	6	1	5
Minority interest	5	-	5	(12)	(24)	12
EBIT (1)	133	55	78	314	326	(12)
Interest expense, net	29	34	(5)	85	92	(7)
Earnings before income taxes	104	21	83	229	234	(5)
Income tax expense	39	8	31	86	89	(3)
Net income	$65	$13	$52	$143	$145	$(2)

Earnings per common share
Basic	$0.85	$0.17	$0.68	$1.87	$1.88	$(0.01)
Diluted	$0.85	$0.17	$0.68	$1.87	$1.87	$-
Weighted-average number of common shares outstanding
Basic	76.4	77.0	(0.6)	76.2	77.4	(1.2)
Diluted	76.6	77.4	(0.8)	76.5	77.8	(1.3)
(1)	These are non-GAAP measurements.

Glossary of Terms

Selected weather, customer and volume metrics, which we consider to be some of the key performance indicators for our operating segments, for the three and nine months ended September 30, 2008 and 2007, are presented in the following tables. We measure the effects of weather on our business through heating degree days. Generally, increased heating degree days result in greater demand for gas on our distribution systems. However, extended and unusually mild weather during the heating season can have a significant negative impact on demand for natural gas. Our marketing and customer retention initiatives are measured by our customer metrics which can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Volume metrics for distribution operations and retail energy operations present the effects of weather and our customer’s demand for natural gas. Wholesale services’ daily physical sales represent the daily average natural gas volumes sold to its customers.

Weather
Heating degree days (1)
	Nine months ended September 30,			2008 vs. normal colder	2008 vs. 2007 colder
	Normal	2008	2007	(warmer)	(warmer)
Florida	336	215	281	(36)%	(23)%
Georgia	1,587	1,654	1,489	4%	11%
Maryland	3,032	2,828	3,063	(7)%	(8)%
New Jersey	3,031	2,918	3,172	(4)%	(8)%
Tennessee	1,807	1,888	1,753	4%	8%
Virginia	2,052	1,880	2,090	(8)%	(10)%

(1) Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents ten-year averages from October 1999 through September 2008.

	Three months ended			Nine months ended
Customers	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,536	1,539	(0.2)%	1,564	1,564	-
Chattanooga Gas	60	60	-	61	61	-
Elizabethtown Gas	272	271	0.4%	273	272	0.4%
Elkton Gas	6	6	-	6	6	-
Florida City Gas	103	104	(1.0)%	104	104	-
Virginia Natural Gas	268	265	1.1. %	271	269	0.7%
Total	2,245	2,245	-	2,279	2,276	0.1%
Operation and maintenance per customer	$32	$35	(9)%	$106	$110	(4)%
EBIT per customer	$26	$24	8%	$105	$106	(1)%

Retail Energy Operations
Average customers in Georgia (in thousands)	518	535	(3)%	529	543	(3)%
Market share in Georgia	34%	35%	(1)%	35%	35%	-

Volumes	Three months ended September 30,			Nine months ended September 30,
In billion cubic feet (Bcf)	2008	2007	% change	2008	2007	% change
Distribution Operations
Firm	20.0	20.1	(1)%	146.8	148.9	(1)%
Interruptible	24.1	25.1	(4)%	78.1	80.9	(3)%
Total	44.1	45.2	(2)%	224.9	229.8	(2)%

Retail Energy Operations
Georgia firm	3.5	3.5	-	27.0	27.1	-
Ohio and Florida	0.3	0.3	-	3.3	3.1	6%

Wholesale Services
Daily physical sales (Bcf/day)	2.6	2.3	13%	2.5	2.3	9%

Glossary of Terms

Third quarter 2008 compared to third quarter 2007

Segment information Operating revenues, operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended September 30, 2008 and 2007.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT(1)
2008
Distribution operations	$272	$171	$113	$59
Retail energy operations	149	(5)	16	(16)
Wholesale services	138	101	15	86
Energy investments	13	10	7	3
Corporate (2)	(33)	1	1	1
Consolidated	$539	$278	$152	$133

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT(1)
2007
Distribution operations	$256	$173	$118	$55
Retail energy operations	128	16	18	(1)
Wholesale services	13	12	11	1
Energy investments	9	9	6	3
Corporate (2)	(37)	-	2	(3)
Consolidated	$369	$210	$155	$55

(1)	These are non-GAAP measures. A reconciliation of operating margin and EBIT to our operating income, (loss) earnings before income taxes and net income is located in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

For the third quarter of 2008, net income increased by $52 million and earnings per share increased by $0.68 per basic and diluted share compared to same period last year. The variance between the two quarters was primarily the result of the effects of changes in forward natural gas prices on the operating margins at retail energy operations and wholesale services as discussed in more detail below.

Operating margin Our operating margin for the third quarter of 2008 increased by $68 million or 32% compared to the same period last year. This increase was primarily due to increased operating margins at wholesale services and energy investments partially offset by decreased operating margins at distribution operations and retail energy operations.

Distribution operations’ operating margin decreased by $2 million or 1% compared to last year. The following table indicates the significant changes in distribution operations’ operating margin for the three months ended September 30, 2008 compared to 2007.

In millions
Operating margin for third quarter of 2007	$173
Reduced customer growth and usage	(3)
Higher PRP revenues at Atlanta Gas Light	2
Other	(1)
Operating margin for third quarter of 2008	$171

Retail energy operations’ operating margin decreased by $21 million or 131%. The following table indicates the significant changes in retail energy operations’ operating margin for the three months ended September 30, 2008 compared to 2007.

In millions
Operating margin for third quarter of 2007	$16
Inventory LOCOM	(18)
Decrease in average number of customers and other	(2)
Lower operating margins in Ohio	(1)
Operating margin for third quarter of 2008	$(5)

Wholesale services’ operating margin increased $89 million compared to the third quarter of 2007 primarily due to gains on the instruments used to hedge its storage and transportation positions as a result of a significant decrease in forward NYMEX natural gas prices and the narrowing of transportation basis spreads in the current period compared to moderate price declines experienced in 2007. These gains were partially offset by a larger required LOCOM adjustment in the current period. The following table indicates the significant changes in wholesale services’ operating margin for the three months ended September 30, 2008 and 2007.

In millions	2008	2007
Gain on storage hedges	$105	$12
Commercial activity	18	2
Gain (loss) on transportation hedges	12	(1)
Inventory LOCOM, net of hedging recoveries	(34)	(1)
Operating margin	$101	$12

For more information on Sequent’s expected operating revenues from its storage inventory in the remainder of 2008 and in 2009 and discussion of the increased commercial activity as compared to last year, see the description of wholesale services’ business in this section beginning on page 21.

Operating Expenses Our operating expenses for the third quarter of 2008 decreased $3 million or 2% as compared to the third quarter of 2007. The following table indicates the significant changes in our operating expenses.

In millions
Operating expenses for third quarter of 2007	$155
Increased bad debt expenses at distribution operations due to higher natural gas prices	3
Decreased pension expenses at distribution operations, primarily due to updated actuarial expense estimates	(4)
Decreased incentive compensation program expenses at distribution operations	(3)
Increased incentive compensation costs at wholesale services due to increased earnings	3
Decreased operating costs at retail energy operations due to slightly lower outside services and marketing costs	(2)
Operating expenses for third quarter of 2008	$152

Glossary of Terms

Interest Expense Interest expense decreased by $5 million or 15% for the three months ended September 30, 2008, primarily due to the decrease in short-term interest rates partially offset by higher average debt outstanding as indicated in the following table.

	Three months ended September 30,
In millions	2008	2007	Change
Average debt outstanding (1)	$2,225	$1,997	$228
Average rate	5.2%	6.2%	(1.0)%

(1) Daily average of all outstanding debt.

Nine months 2008 compared to nine months 2007

Segment information Operating revenues, operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the nine months ended September 30, 2008 and 2007.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT(1)
2008
Distribution operations	$1,293	$599	$362	$239
Retail energy operations	701	101	54	35
Wholesale services	104	63	41	22
Energy investments	43	39	21	18
Corporate (2)	(146)	-	4	-
Consolidated	$1,995	$802	$482	$314

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT(1)
2007
Distribution operations	$1,216	$604	$364	$242
Retail energy operations	653	145	55	67
Wholesale services	50	46	30	16
Energy investments	27	27	19	7
Corporate (2)	(137)	-	5	(6)
Consolidated	$1,809	$822	$473	$326
(1) These are non-GAAP measures. A reconciliation of operating margin and EBIT to our operating income, earnings before income taxes and net income is located in “Results of Operations” herein.
(2) Includes intercompany eliminations.

For the nine months ended September 30, 2008, net income decreased by $2 million and basic earnings per share was down $0.01 compared to the same period last year. This variance was primarily the result of changes in forward natural gas prices on the operating margins at retail energy operations and wholesale services and reduced natural gas usage at distribution operations and retail energy operations as discussed in more detail below.

Operating margin Our operating margin for the nine months ended September 30, 2008, decreased by $20 million or 2% compared to the same period last year. This decrease was primarily due to decreased operating margins at retail energy operations and distribution operations partially offset by increased operating margins at wholesale services and energy investments.

Distribution operations’ operating margin decreased by $5 million or 1% compared to the same period last year. The following table indicates the significant changes in distribution operations’ operating margin for the nine months ended September 30, 2008 compared to 2007.

In millions
Operating margin for the first nine months of 2007	$604
Customer growth and lower natural gas usage	(4)
Revision in estimated unbilled natural gas volumes at Elizabethtown Gas	(3)
Lower natural gas storage carrying costs at Atlanta Gas Light	(2)
Higher PRP revenues at Atlanta Gas Light	4
Operating margin for the first nine months of 2008	$599

Retail energy operations’ operating margin decreased by $44 million or 30%. The following table indicates the significant changes in retail energy operations’ operating margin for the nine months ended September 30, 2008 compared to 2007.

In millions
Operating margin for the first nine months of 2007	$145
Lower contributions from the management of storage and transportation assets largely due to rising commodity prices in 2008	(15)
Inventory LOCOM adjustment	(18)
Retail pricing settlement with Georgia Commission	(3)
Colder weather	5
Lower number of customers and usage	(3)
Ohio and Florida margins	(2)
Loss on weather derivatives	(7)
Other	(1)
Operating margin for the first nine months of 2008	$101

Wholesale services’ operating margin increased $17 million or 37% compared to the first nine months of 2007 primarily due to stronger commercial activity and gains on the instruments used to hedge its storage positions resulting from falling natural gas prices. These gains were partially offset by a $34 million LOCOM adjustment in the current period as compared to a $2 million LOCOM adjustment (net of hedging recoveries) last year. The following table indicates the significant changes in wholesale services’ operating margin for the nine months ended September 30, 2008 and 2007.

In millions	2008	2007
Commercial activity	$50	$31
Gain on storage hedges	46	15
Gain on transportation hedges	1	2
Inventory LOCOM, net of hedging recoveries	(34)	(2)
Operating margin	$63	$46

The increase of $30 million in gains associated with storage and transportation hedge positions was primarily due to larger decreases in forward NYMEX prices during the current period compared to those experienced in 2007. For more information on Sequent’s expected operating revenues from its storage inventory in the remainder of 2008 and in 2009 and discussion of the increased commercial activity as compared to last year, see the description of wholesale services’ business in this section beginning on page 21.

Glossary of Terms

Energy investments’ operating margin increased $12 million or 44% primarily due to higher operating margins at AGL Networks of $10 million due to a network expansion project and $2 million at Jefferson Island as a result of increased interruptible operating margins.

Operating Expenses Our operating expenses for the nine months ended September 30, 2008, increased $9 million or 2% as compared to the same period of 2007. The following table indicates the significant changes in our operating expenses.

In millions
Operating expenses for the first nine months of 2007	$473
Increased operating costs at wholesale services due to continued commercial expansion and incentive compensation costs associated with earnings	11
Increased depreciation expenses at distribution operations due to PP&E placed into service	5
Increased bad debt expenses primarily at Elizabethtown Gas and Virginia Natural Gas in distribution operations due to higher natural gas prices and decline in the economy	5
Increased bad debt expenses at retail energy operations due to higher natural gas prices	2
Increased operating costs due to AGL Networks expansion project	2
Decreased operating costs at retail energy operations due to lower compensation, marketing, outside services and other costs	(3)
Decreased operating costs at distribution operations due to lower costs related to benefits and incentives, marketing, customer service and outside services offset by higher fuel costs and property taxes	(8)
Decreased pension expenses at distribution operations primarily due to updated actuarial expense estimate	(4)
Lower corporate costs	(1)
Operating expenses for the first nine months of 2008	$482

Interest Expense The decrease in interest expense of $7 million or 8% for the nine months ended September 30, 2008, was primarily due to the decrease in short-term interest rates partially offset by higher average debt outstanding as indicated in the following table.

	Nine months ended September 30,
In millions	2008	2007	Change
Average debt outstanding (1)	$2,046	$1,899	$147
Average rate	5.5%	6.2%	(0.7)%

(1) Daily average of all outstanding debt.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, short term borrowings under our commercial paper program (which is supported by our Credit Facilities) and borrowings under lines of credit. Additionally from time to time, we raise funds from the public debt and equity capital markets through our existing shelf registration statement to fund our liquidity and capital resource needs. We believe these sources will continue to allow us to meet our needs for working capital, construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments, common share repurchases and other cash needs.

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

	Nine months ended Sept. 30,
In millions	2008	2007
Net cash provided by (used in):
Operating activities	$172	$386
Investing activities	(254)	(191)
Financing activities	74	(198)
Net decrease in cash and cash equivalents	$(8)	$(3)

Cash Flow from Operating Activities In the first nine months of 2008, our net cash flow provided from operating activities was $172 million, a decrease of $214 million or 55% from the same period in 2007. This was primarily a result of increased working capital requirements, principally driven by rising natural gas prices during the first half of 2008. In addition, as a result of the increase in natural gas prices, our margin requirements for our energy marketing and risk management activities were higher than in the prior year which included approximately $114 million of cash received upon settlement of derivative positions versus $58 million in the current period.

Cash Flow from Investing Activities Our investing activities consisted of PP&E expenditures of $254 million for the nine months ended September 30, 2008 and $193 million for the same period in 2007. The increase of $61 million or 32% in PP&E expenditures was primarily due to a $51 million increase at distribution operations, which included higher spending for the pipeline replacement program and expenditures for Virginia Natural Gas’ Hampton Roads pipeline project connecting its northern and southern systems.

Glossary of Terms

Additionally, our retail energy operations’ PP&E expenditures increased $4 million as a result of its purchase of information technology assets in support of its transition to a new customer care and call center vendor. Our energy investments’ PP&E expenditures increased $26 million primarily from increased expenditures at Golden Triangle Storage as we began construction on our planned natural gas storage facility and from increased telecommunication expenditures at AGL Networks on its Phoenix network expansion. These PP&E expenditure increases were partially offset by decreased expenditures at our corporate segment of $19 million primarily due to decreased spending primarily on information technology.

Cash Flow from Financing Activities Our financing activities are primarily composed of borrowings and payments of short-term debt, payments of medium-term notes, borrowings of senior notes, distributions to minority interests, cash dividends on our common stock issuances, and purchases and issuances of treasury shares. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable-rate debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of September 30, 2008, our variable-rate debt was 38% of our total debt, compared to 39% as of September 30, 2007.

We also work to maintain or improve our credit ratings to manage our existing financing costs effectively and enhance our ability to raise additional capital on favorable terms. Factors we consider important in assessing our credit ratings include our balance sheet leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of September 30, 2008, and reflects no change from December 31, 2007.

	S&P	Moody’s	Fitch
Corporate rating	A-
Commercial paper	A-2	P-2	F-2
Senior unsecured	BBB+	Baa1	A-
Ratings outlook	Stable	Stable	Stable

A credit rating is not a recommendation to buy, sell or hold securities. The highest investment grade credit rating for S&P is AAA, Moody’s is Aaa and Fitch is AAA. The lowest investment grade credit rating for S&P is BBB-, Moody’s is Baa3 and Fitch is BBB-. Our credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. If the rating agencies downgrade our ratings, particularly below investment grade, it may significantly limit our access to the commercial paper market and our borrowing costs would increase. In addition, we would likely be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources would decrease.

Our debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions. Our most important default events include maintaining covenants with respect to a maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, and acceleration of other financial obligations and change of control provisions. Our Credit Facility’s financial covenant requires us to maintain a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. Our ratio of total debt to total capitalization calculation contained in our debt covenant includes minority interest, standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. If these items were included, our debt-to-equity calculation would increase by 1-2%. Our debt and equity capitalization ratios, as of the dates indicated, are summarized in the following table.

	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Short-term debt	19%	15%	15%
Long-term debt	40	43	42
Total debt	59	58	57
Common shareholders’ equity	41	42	43
Total capitalization	100%	100%	100%

We believe that accomplishing our capitalization objectives and maintaining sufficient cash flow are necessary to maintain our investment-grade credit ratings and to allow us access to capital at reasonable costs. We currently comply with all existing debt provisions and covenants. For more information on our debt, see Note 5 “Debt.”

Glossary of Terms

Short-term debt Our short-term debt is composed of borrowings under our commercial paper program, Credit Facilities, lines of credit at Sequent, SouthStar and Pivotal Utility, and the current portion of our capital leases. In June 2008, we extended one of Sequent’s lines of credit to June 2009. In September 2008, Sequent obtained a second line of credit for $20 million that bears interest at the LIBOR Rate plus 1.0% to September 2009. This line of credit replaced the line of credit that expired in August 2008. Both lines of credit are used for the posting of margin deposits for NYMEX transactions and are unconditionally guaranteed by us.

In September 2008, we completed a $140 million Credit Facility that expires in September 2009, which will provide additional liquidity for working capital and capital expenditure needs. This $140 million Credit Facility allows for the option to request an increase in the borrowing capacity to $150 million and supplements our existing $1.0 billion Credit Facility which expires in August 2011. More information on our short-term debt as of September 30, 2008, which we consider one of our primary sources of liquidity, is presented in the following table:

In millions	Capacity	Outstanding
Credit Facilities (1)	$1,140	$683
SouthStar line of credit	75	55
Sequent lines of credit	45	20
Pivotal Utility line of credit	20	10
Total	$1,280	$768
(1)	Supported by our $1.0 billion and $140 million Credit Facilities, and includes $198 million of commercial paper borrowings.

Our short-term debt financing generally increases between June and December because our payments for natural gas and pipeline capacity are generally made to suppliers prior to the collection of accounts receivable from our customers. We typically reduce short-term debt balances in the spring because a significant portion of our current assets are converted into cash at the end of the heating season. As of September 30, 2008, our outstanding short-term borrowings increased by $193 million or 34% as compared to the same time last year, primarily a result of increased working capital requirements, primarily for the higher cost of natural gas inventories and increased PP&E expenditures of $61 million.

As of September 30, 2008 we had $485 million outstanding under our $1.0 billion Credit Facility. In the third quarter 2008 due to disruption in the credit markets, we were unable to issue commercial paper at acceptable interest rates and relied upon our Credit Facility for our liquidity and capital resource needs. We expect to repay the amounts outstanding under our Credit Facility with commercial paper borrowings. As of September 30, 2007 and December 31, 2007, we had no outstanding borrowings under the Credit Facility. Our exposure to financial institutions that experienced difficulty during the disruption in the credit markets was limited.

The availability of borrowings and unused availability under our Credit Facilities is limited and subject to conditions specified within the Credit Facilities, which we currently meet. These conditions include:

•
the maintenance of a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. As of September 30, 2008, our ratio of total debt of 59% to total capitalization was within our targeted and required ranges

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

In June and September 2008, we completed Letter of Credit Agreements for these bonds which provided credit support and enhanced investor demand. As a result, these bonds were successfully issued as variable rate gas facility revenue bonds and reduced our commercial paper borrowings. The bonds with principal amounts of $55 million, $47 million and $39 million now have interest rates that reset daily and the bond with a principal amount of $20 million has an interest rate that resets weekly. There was no change to the maturity dates on these bonds. Currently, these bonds have potential buyers; however, should these bonds fail to draw buyers, we would be required to either draw on the Letter of Credit Agreements or tender these bonds with commercial paper. For more information on the maturity of the gas facility revenue bonds see Note 6 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Share repurchases In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. For the nine months ended September 30, 2008, we did not purchase any shares of our common stock under this plan. During the same period in 2007, we purchased approximately 1.4 million shares of our common stock at a weighted average cost of $39.82 per share and an aggregate cost of $57 million. We hold the purchased shares as treasury shares.

Glossary of Terms

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

In recent months, declines in the investment markets have negatively impacted our pension plan assets. In order to comply with the funding requirements from the Pension Protection Act of 2006, we anticipate that we will be required to make a contribution to our pension plan in 2009. The decline in investment values could also result in a charge to other comprehensive income for the increased difference between investment values and the pension liabilities at our next measurement date of December 31, 2008, as well as an increase in the amount of pension expense we would recognize in 2009 and beyond. We are currently unable to determine these amounts since actual asset performance through the end of the year and the discount rate at year-end can significantly impact the determination of these amounts. The following tables illustrate our expected future contractual obligations and commitments as of September 30, 2008.

			2009 &	2011 &	2013 &
In millions	Total	2008	2010	2012	thereafter
Recorded contractual obligations:
Long-term debt	$1,675	$1	$3	$315	$1,356
Short-term debt	769	769	-	-	-
PRP costs (1)	195	7	102	63	23
Environmental remediation liabilities (1)	105	3	34	39	29
Total	$2,744	$780	$139	$417	$1,408

(1)	Includes charges recoverable through rate rider mechanisms.

			2009 &	2011 &	2013 &
In millions	Total	2008	2010	2012	thereafter
Unrecorded contractual obligations and commitments (1):
Pipeline charges, storage capacity and gas supply (2)	$1,751	$164	$736	$402	$449
Interest charges (3)	1,135	26	204	161	744
Operating leases	136	7	50	34	45
Standby letters of credit, performance / surety bonds	48	8	40	-	-
Asset management agreements (4)	43	3	24	16	-
Total	$3,113	$208	$1,054	$613	$1,238

(1)	In accordance with generally accepted accounting principles, these items are not reflected in our condensed consolidated balance sheet.
(2)
Charges recoverable through a PGA mechanism or alternatively billed to Marketers. Also includes SouthStar’s gas commodity purchase commitments of 11.6 Bcf at floating gas prices calculated using forward natural gas prices as of September 30, 2008, and valued at $90 million. Additionally, includes amounts associated with a subsidiary of NUI which entered into two long-term agreements for the firm transportation and storage of natural gas during 2003 with annual aggregate demand charges of approximately $5 million. As a result of our acquisition of NUI and in accordance with SFAS 141, we valued the contracts at fair value and established a long-term liability of $38 million for the excess liability. This excess liability is being amortized to our condensed consolidated statements of income over the remaining lives of the contracts of $2 million annually through November 2023 and $1 million annually from November 2023 to November 2028.

(3)
Floating rate debt is based on the interest rate as of September 30, 2008, and the maturity of the underlying debt instrument. As of September 30, 2008, we have $32 million of accrued interest on our condensed consolidated balance sheet.

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

SFAS 161 In March 2008, the FASB issued SFAS 161, which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends the disclosure requirements of SFAS 133 to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. We will adopt SFAS 161 on January 1, 2009 which will require additional disclosures, but will not have a financial impact to our consolidated results of operations, cash flows or financial condition.

FSP EITF 03-6-1 The FASB issued this FSP in June 2008 and is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing nonforfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of September 30, 2008, we had approximately 149,000 restricted shares with nonforfeitable dividend rights, which potentially could be included in our basic earnings per share calculation. We will adopt FSP EITF 03-6-1 on January 1, 2009.

Recently issued

FSP FAS 133-1 The FASB issued this FSP in September 2008 and it is effective for fiscal years beginning after November 15, 2008. This FSP requires more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of the instruments. This FSP will have no financial impact to our consolidated results of operations, cash flows or financial condition. We will adopt FSP FAS 133-1 on January 1, 2009.

FSP FAS 157-3 The FASB issued this FSP in October 2008 and it is effective upon issuance including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS 157 in an inactive market, including; how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. We adopted this FSP as of September 30, 2008, which had no financial impact to our consolidated results of operations, cash flows or financial condition.

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

Glossary of Terms

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

SouthStar experienced an increase of $2 million in the net fair value of derivative instruments utilized in its energy marketing and risk management activities in the first nine months of 2008 compared to $6 million decrease for the same period last year. The following tables illustrate the change in the net fair value of the derivative instruments and energy-trading contracts during the three and nine months ended September 30, 2008 and 2007, and provide details of the net fair value of contracts outstanding as of September 30, 2008.

	Three months ended Sept. 30,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$8	$3
Contracts realized or otherwise settled during period	6	6
Change in net fair value of contracts	(2)	2
Net fair value of contracts outstanding at end of period	12	11
Netting of cash collateral	20	10
Cash collateral and net fair value of contracts outstanding at end of period	$32	$21

	Nine months ended Sept. 30,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$10	$17
Contracts realized or otherwise settled during period	(10)	(15)
Change in net fair value of contracts	12	9
Net fair value of contracts outstanding at end of period	12	11
Netting of cash collateral	20	10
Cash collateral and net fair value of contracts outstanding at end of period	$32	$21

The sources of SouthStar’s net fair value at September 30, 2008, are as follows:

In millions	Prices actively quoted (1)	Prices provided by other external sources
Mature through 2008	$8	$(1)
Mature through 2009	4	-
Mature through 2010	1	-

(1)	Valued using NYMEX futures prices.

The following tables include the cash collateral fair values and average values of SouthStar’s energy marketing and risk management assets and liabilities as of September 30, 2008, December 31, 2007 and September 30, 2007. SouthStar bases the average values on monthly averages for the nine months ended September 30, 2008 and 2007.

	Average values at Sept. 30,
In millions	2008	2007
Asset (1)	$13	$10
Liability (1)	5	4

(1) Average values represent only the derivative instruments and excludes netting of cash collateral amounts.

	Cash collateral and fair values at
In millions	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Asset	$33	$13	$21
Liability	1	-	-

Value at Risk A 95% confidence interval is used to evaluate VaR exposure. A 95% confidence interval means that over the holding period, an actual loss in portfolio value is not expected to exceed the calculated VaR more than 5% of the time. We calculate VaR based on the variance-covariance technique. This technique requires several assumptions for the basis of the calculation, such as price distribution, price volatility, confidence interval and holding period. Our VaR may not be comparable to a similarly titled measure of another company because, although VaR is a common metric in the energy industry, there is no established industry standard for calculating VaR or for the assumptions underlying such calculations. SouthStar’s portfolio of positions for the three months ended September 30, 2008 and 2007, had quarterly average 1-day holding period VaRs of less than $100,000 and its high, low and period end 1-day holding period VaR were immaterial.

Wholesale Services Sequent routinely utilizes various types of financial and other instruments to mitigate certain commodity price risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and financial swap agreements.

Glossary of Terms

Energy marketing and risk management assets and liabilities The following tables include the cash collateral, fair values and average values of Sequent’s energy marketing and risk management assets and liabilities as of September 30, 2008, December 31, 2007 and September 30, 2007. Sequent bases the average values on monthly averages for the nine months ended September 30, 2008 and 2007.

	Average values at Sept. 30,
In millions	2008	2007
Asset (1)	$72	$61
Liability (1)	48	17

(1) Average values represent only the derivative instruments and excludes netting of cash collateral amounts.

	Cash collateral and fair values at
In millions	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Asset	$140	$61	$68
Liability	24	13	7

At September 30, 2008, Sequent’s commodity-related derivative financial instruments represented purchases (long) of 708 Bcf and sales (short) of 697 Bcf, with approximately 90% and 94% scheduled to mature in less than two years and the remaining 10% and 6% in three to nine years, respectively.

Sequent experienced a change in the net fair value of its outstanding contracts of $26 million during the first nine months of 2008 compared to a $59 million decrease during the same period last year due to changes in the fair value of derivative instruments utilized in its energy marketing and risk management activities and contract settlements.

The following tables illustrate the change in the net fair value of Sequent’s derivative instruments and energy trading contracts during the three and nine months ended September 30, 2008 and 2007, and provide details of the net fair value of contracts outstanding as of September 30, 2008.

	Three months ended Sept. 30,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$(96)	$51
Contracts realized or otherwise settled during period	60	(17)
Change in net fair value of contracts	119	26
Net fair value of contracts outstanding at end of period	83	60
Netting of cash collateral	33	1
Cash collateral and net fair value of contracts outstanding at end of period	$116	$61

	Nine months ended Sept. 30,
In millions	2008	2007
Net fair value of contracts outstanding at beginning of period	$57	$119
Contracts realized or otherwise settled during period	(48)	(99)
Change in net fair value of contracts	74	40
Net fair value of contracts outstanding at end of period	83	60
Netting of cash collateral	33	1
Cash collateral and net fair value of contracts outstanding at end of period	$116	$61

The sources of Sequent’s net fair value at September 30, 2008, are as follows:

In millions	Prices actively quoted (1)	Prices provided by other external sources (2)
Mature through 2008	$27	$56
Mature 2009 – 2010	(11)	9
Mature 2011 – 2013	-	2
Total net fair value	$16	$67

(1)	Valued using NYMEX futures prices and other quoted sources.
(2)
Valued using basis transactions that represent the cost to transport the commodity from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

Due to the $62 million lower net fair value of contracts outstanding at the beginning of the year in 2008 as compared to the prior period, the amount of contracts that were realized or otherwise settled by Sequent during the nine months ended September 30, 2008 decreased by $51 million as compared to 2007. Additionally, as a result of decreases in forward natural gas prices during the nine months ended September 30, 2008, compared to the prior year’s more modest price declines, the change in fair value was an increase of $34 million. These changes resulted in the net fair value of its contracts being $23 million more than last year.

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

Glossary of Terms

Sequent’s management actively monitors open commodity positions and the resulting VaR. Sequent continues to maintain a relatively matched book, where its total buy volume is close to sell volume with minimal open commodity risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s portfolio of positions for the three and nine months ended September 30, 2008 and 2007 had the following VaRs.

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Period end	$1.9	$1.0	$1.9	$1.0
Average	1.8	1.4	1.7	1.4
High	2.4	2.3	2.9	2.3
Low	1.0	0.9	0.8	0.9

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $929 million of variable-rate debt, which includes $768 million of our variable-rate short-term debt and $161 million of variable-rate gas facility revenue bonds outstanding at September 30, 2008, a 100 basis point change in market interest rates from 4.06% to 5.06% would have resulted in an increase in pretax interest expense of $9 million on an annualized basis.

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

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of September 30, 2008, Sequent’s top 20 counterparties represented approximately 60% of the total counterparty exposure of $425 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures.

As of September 30, 2008, Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of A-, which is consistent with the rating at December 31, 2007 and September 30, 2007. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. To arrive at the weighted average credit rating, each counterparty’s assigned internal ratio is multiplied by the counterparty’s credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. There were no credit defaults with Sequent’s counterparties as a result of the disruption in the credit markets.

Glossary of Terms

The following table shows Sequent’s third-party commodity receivable and payable positions as of September 30, 2008 and 2007 and December 31, 2007.

	Gross receivables			Gross payables
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
In millions	2008	2007	2007	2008	2007	2007
Netting agreements in place:
Counterparty is investment grade	$446	$437	$256	$338	$356	$231
Counterparty is non-investment grade	10	24	13	16	18	28
Counterparty has no external rating	76	134	94	212	204	124
No netting agreements in place:
Counterparty is investment grade	3	3	-	2	-	-
Amount recorded on balance sheet	$535	$598	$363	$568	$578	$383

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on our liquidity. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If, at September 30, 2008, our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $15 million.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2008, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended September 30, 2008. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We will hold the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2) (3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (3)
July 2008	-	$-	-	4,950,951
August 2008	89	32.92	-	4,950,951
September 2008	2,108	32.87	-	4,950,951
Total third quarter	2,197	$32.87	-

(1)
The total number of shares purchased includes an aggregate of 2,197 shares surrendered to us to satisfy tax withholding obligation in connection with the vesting of shares of restricted stock and the exercise of stock options.

(2)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We did not purchase any shares for such purposes in the third quarter of 2008. As of September 30, 2008, we had purchased a total 307,567 of the 600,000 shares authorized for purchase, leaving 292,433 shares available for purchase under this program.

(3)
On February 3, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to a total of 8 million shares of our common stock, excluding the shares remaining available for purchase in connection with the Officer Plan as described in note (2) above, over a five-year period.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation filed November 2, 2005 with the Secretary of State of the state of Georgia (Exhibit 3.1, AGL Resources Inc. Form 8-K dated November 2, 2005).

3.2	Bylaws, as amended on October 31, 2007 (Exhibit 3.2, AGL Resources Inc. Form 8-K dated October 31, 2007).

4.1	Specimen form of Common Stock certificate (Exhibit 4.1, AGL Resources Inc. Form 10-K for the fiscal year ended September 30, 1999).

10.1
Letter of Credit and Security Agreement dated as of September 4, 2008 by and among Pivotal Utility Holdings, Inc. as borrower, AGL Resources Inc. as Guarantor, Bank of America, N.A. as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, LTD. as Syndication Agent and Bank of America, N.A. as Issuing Bank.

10.2
Credit Agreement as of September 30, 2008 by and among AGL Resources Inc., AGL Capital Corporation, Wachovia Bank, N.A. as Administrative Agent, Wachovia Capital Markets, LLC as sole lead arranger and sole lead bookrunner. SunTrust Bank, NA, The Bank of Tokyo-Mitsubishi UFJ, LTD., Calyon New York Brand and The Royal Bank of Scotland PLC. as Co-Documentation Agents (Exhibit 10.1, AGL Resources Inc. Form 8-K dated September 30, 2008).

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

AGL RESOURCES INC.
(Registrant)

Date: October 30, 2008                                 /s/ Andrew W. Evans
Executive Vice President and Chief Financial Officer

Glossary of Terms