Form 10-K
period 2008-12-31
AGL RESOURCES INC
filed 2009-02-05
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14174

AGL RESOURCES INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2210952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ten Peachtree Place NE,	404-584-4000
Atlanta, Georgia 30309
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company

Large accelerated filer  ☑                     Accelerated filer  ☐                     Non-accelerated filer ☐                     Smaller reporting company ☐

(Do not check if smaller reporting company) Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,651,161,320.

The number of shares of the registrant’s common stock outstanding as of January 30, 2009 was 76,902,777.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 29, 2009, are incorporated by reference in Part III.

GLOSSARY OF TERMS

TABLE OF CONTENTS – continued

GLOSSARY OF TERMS

GLOSSARY OF KEY TERMS

Atlanta Gas Light	Atlanta Gas Light Company
AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
AGSC	AGL Services Company, a service company established in accordance with SEC regulations
AIP	Annual Incentive Plan
Bcf	Billion cubic feet
Chattanooga Gas	Chattanooga Gas Company
Compass Energy	Compass Energy Services, Inc.
Credit Facilities	$1.0 billion and $140 million credit agreements of AGL Capital
Deregulation Act	1997 Natural Gas Competition and Deregulation Act
Dominion Ohio	Dominion East of Ohio, a Cleveland, Ohio based natural gas company; a subsidiary of Dominion Resources, Inc.
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

EITF	Emerging Issues Task Force
Energy Act	Energy Policy Act of 2005
ERC	Environmental remediation costs associated with our distribution operations segment which are recoverable through rates mechanisms
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
Florida Commission	Florida Public Service Commission
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission
Golden Triangle Storage	Golden Triangle Storage, Inc.
Heating Degree Days	A measure of the effects of weather on our businesses, calculated when the average daily actual temperatures are less than a baseline temperature of 65 degrees Fahrenheit.
Heating Season	The period from November to March when natural gas usuage and operating revenues are generally higher because more customer are connected to our distribution systems when weather is colder.
Jefferson Island	Jefferson Island Storage & Hub, LLC
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
LOCOM	Lower of weighted average cost or current market price
Louisiana DNR	Louisiana Department of Natural Resources
Magnolia	Magnolia Enterprise Holdings, Inc.
Maryland Commission	Maryland Public Service Commission
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
Medium-term notes	Notes issued by Atlanta Gas Light with scheduled maturities between 2012 and 2027 bearing interest rates ranging from 6.6% to 9.1%
MGP	Manufactured gas plant
MMBtu	NYMEX equivalent contract units of 10,000 million British thermal units
Moody’s	Moody’s Investors Service
New Jersey Commission	New Jersey Board of Public Utilities
NUI	NUI Corporation - an acquisition which was completed in November 2004
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
Operating margin
 A measure of income, calculated as revenues minus cost of gas, that excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets; these items are included in our calculation of operating income as reflected in our statements of consolidated income.

OTC	Over-the-counter
Piedmont	Piedmont Natural Gas
Pivotal Propane	Pivotal Propane of Virginia, Inc.
Pivotal Utility	Pivotal Utility Holdings, Inc., doing business as Elizabethtown Gas, Elkton Gas and Florida City Gas
PP&E	Property, plant and equipment
PRP	Pipeline replacement program for Atlanta Gas Light
S&P	Standard & Poor’s Ratings Services
Saltville	Saltville Gas Storage Company
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SFAS	Statement of Financial Accounting Standards
SNG	Southern Natural Gas Company, a subsidiary of El Paso Corporation
SouthStar	SouthStar Energy Services LLC
Tennessee Commission	Tennessee Regulatory Authority
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission
WACOG	Weighted average cost of goods
WNA	Weather normalization adjustment

REFERENCED ACCOUNTING STANDARDS

APB 25	APB Opinion No. 25, “Accounting for Stock Issued to Employees”
EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”
EITF 99-02	EITF Issue No. 99-02, “Accounting for Weather Derivatives”
EITF 00-11
EITF Issue No. 00-11, “Lessor’s Evaluation of Whether Leases of Certain Integral Equipment Meet the Ownership Transfer Requirements of FASB Statement No. 13, Accounting for Leases, for Leases of Real Estate”

EITF 02-03	EITF Issue No. 02-03, “Issues Involved in Accounting for Contracts under EITF Issue No. 98-10, ‘Accounting for Contracts Involved in Energy Trading and Risk Management Activities’”
FIN 39	FASB Interpretation No. (FIN) 39 “Offsetting of Amounts Related to Certain Contracts”
FSP FIN 39-1	FASB Staff Position 39-1 “Amendment of FIN 39”
FIN 46 & FIN 46R	FIN 46, “Consolidation of Variable Interest Entities”
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109”

GLOSSARY OF TERMS

FSP EITF 03-6-1	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”
FSP EITF 06-3	FSP EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”
FSP FAS 133-1	FSP No. FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133”
FSP FAS 140-R and FIN 46R-8	FSP No. FAS 140-R and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”
FSP FAS 157-3	FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
SFAS 5	SFAS No. 5, “Accounting for Contingencies”
SFAS 13	SFAS No. 13, “Accounting for Leases”
SFAS 66	SFAS No. 66, “Accounting for Sales of Real Estate”
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”
SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123 & SFAS 123R	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities”
SFAS 141	SFAS No. 141, “Business Combinations”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 148	SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”
SFAS 149	SFAS No. 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”
SFAS 161	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS 133”

GLOSSARY OF TERMS

PART I

ITEM 1. BUSINESS

Nature of Our Business

Unless the context requires otherwise, references to “we,” “us,” “our,” the “company” and “AGL Resources” are intended to mean consolidated AGL Resources Inc. and its subsidiaries.

We are an energy services holding company whose principal business is the distribution of natural gas in six states - Florida, Georgia, Maryland, New Jersey, Tennessee and Virginia. Our six utilities serve more than 2.2 million end-use customers, making us the largest distributor of natural gas in the southeastern and mid-Atlantic regions of the United States based on customer count. We are also involved in several related and complementary businesses, including retail natural gas marketing to end-use customers primarily in Georgia; natural gas asset management and related logistics activities for each of our utilities as well as for nonaffiliated companies; natural gas storage arbitrage and related activities; and the development and operation of high-deliverability natural gas storage assets. We also own and operate a small telecommunications business that constructs and operates conduit and fiber infrastructure within select metropolitan areas.

We manage these businesses through four operating segments and a nonoperating corporate segment. Operating revenues, operating margin, operating expenses and EBIT for each of our business segments are presented in the following table for the last three years.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2008
Distribution operations	$1,768	$818	$493	$329
Retail energy operations	987	149	73	57
Wholesale services	170	122	62	60
Energy investments	55	50	31	19
Corporate (2)	(180)	7	9	(1)
Consolidated	$2,800	$1,146	$668	$464
2007
Distribution operations	$1,665	$820	$485	$338
Retail energy operations	892	188	75	83
Wholesale services	83	77	43	34
Energy investments	42	40	25	15
Corporate (2)	(188)	-	8	(7)
Consolidated	$2,494	$1,125	$636	$463
2006
Distribution operations	$1,624	$807	$499	$310
Retail energy operations	930	156	68	63
Wholesale services	182	139	49	90
Energy investments	41	36	26	10
Corporate (2)	(156)	1	9	(9)
Consolidated	$2,621	$1,139	$651	$464
(1)
These are non-GAAP measurements. A reconciliation of operating margin and EBIT to our operating income, earnings before income taxes and net income is contained in “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

 (2)  Includes intercompany eliminations

Over the last three years, on average, we have derived 84% of our operating segments’ EBIT from our regulated natural gas distribution business and the sale of natural gas to retail customers primarily in Georgia through our affiliate SouthStar. This statistic is significant because it represents the portion of our earnings that directly results from the underlying business of supplying natural gas to retail customers. SouthStar, which is subject to a different regulatory framework from our utilities, is an integral part of the retail framework for providing natural gas service to end-use customers in Georgia.

We derived our remaining operating EBIT for the last three years principally from businesses that are complementary to our natural gas distribution business. We engage in natural gas asset management and the operation of high-deliverability natural gas underground storage as ancillary activities to our utility franchises. These businesses allow us to be opportunistic in capturing incremental value at the wholesale level and provide us with deepened business insight about natural gas market dynamics.

The following chart provides each operating segment’s percentage contribution to the total operating EBIT for the last three years.

Distribution Operations

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

GLOSSARY OF TERMS

Regulatory Environment

Each utility operates subject to regulations of the state regulatory agencies in its service territories with respect to rates charged to our customers, maintenance of accounting records and various service and safety matters. Rates charged to our customers vary according to customer class (residential, commercial or industrial) and rate jurisdiction. Rates are set at levels that generally should allow recovery of all prudently incurred costs, including a return on rate base sufficient to pay interest on debt and provide a reasonable return for our shareholders. Rate base generally consists of the original cost of utility plant in service, working capital and certain other assets; less accumulated depreciation on utility plant in service and net deferred income tax liabilities, and may include certain other additions or deductions.

In 2009 and 2010, we expect to file base rate cases in four of our six jurisdictions. Over the past several years our utilities have been fulfilling their long-term commitments to rate freezes, which begin expiring in 2009. As these rate cases are filed, we will be seeking rate reforms that encourage conservation and “decoupling.” In traditional rate designs, our utilities’ recovery of a significant portion of their fixed customer service costs is tied to assumed natural gas volumes used by our customers. We believe separating, or decoupling, the recovery of these fixed costs from the natural gas deliveries will align the interests of our customers and utilities by encouraging energy conservation and ensuring stable returns for our shareholders.

For our largest utility, Atlanta Gas Light, the natural gas market was deregulated in 1997 with the Deregulation Act. Prior to this act, Atlanta Gas Light was the supplier and seller of natural gas to its customers. Today, Marketers sell natural gas to end-use customers in Georgia and handle customer billing functions. The Marketers file their rates monthly with the Georgia Commission. Atlanta Gas Light's role includes:

•	distributing natural gas for Marketers
•	constructing, operating and maintaining the gas system infrastructure, including responding to customer service calls and leaks
•	reading meters and maintaining underlying customer premise information for Marketers
•	planning and contracting for capacity on interstate transportation and storage systems

Atlanta Gas Light recognizes revenue under a straight-fixed-variable rate design whereby it charges rates to its customers based primarily on monthly fixed charges that are periodically adjusted. The Marketers bill these charges directly to their customers. This mechanism minimizes the seasonality of Atlanta Gas Light’s revenues since the monthly fixed charge is not volumetric or directly weather dependent. However, weather indirectly influences the number of customers that have active accounts during the heating season, and this has a seasonal impact on Atlanta Gas Light’s revenues since generally more customers are connected in periods of colder weather than in periods of warmer weather.

All of our utilities, excluding Atlanta Gas Light, are authorized to use a natural gas cost recovery mechanism that allows them to adjust their rates to reflect changes in the wholesale cost of natural gas and to ensure they recover 100% of the costs incurred in purchasing gas for their customers. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not need or utilize a natural gas cost recovery mechanism.

Regulatory Agreements In 2007, we filed a joint FERC application with SNG, which was approved in 2008, which obtained an undivided interest in pipelines connecting our Georgia service territory to the Elba Island LNG facility. Under the project, we would purchase the undivided interest and, in turn, lease the interest to SNG. Atlanta Gas Light would then subscribe to the associated supply capacity from SNG. The project is expected to be completed in 2009. We along with SNG have undertaken this pipeline project in an effort to diversify our sources of natural gas by gaining more access to natural gas supplies from SNG’s Elba Island LNG facility located on Georgia’s Atlantic coast near Savannah. We currently receive the majority of our natural gas supply from a production region in and around the Gulf of Mexico and generally, demand for this natural gas is growing faster than supply.

In July 2008, Virginia Natural Gas filed a Conservation and Ratemaking Efficiency Plan with the Virginia Commission. The plan was filed pursuant to the Natural Gas Conservation and Ratemaking Efficiency Act passed by the State of Virginia in March 2008. The act allows natural gas utilities to implement conservation programs and alternative rate designs that would allow the utilities to recover the cost of providing safe and reliable service based on normal customer usage. In October 2008, Virginia Natural Gas filed with the Virginia Commission a motion for approval of the proposed plan; which was approved by the Virginia Commission in December 2008. As part of this plan, Virginia Natural Gas intends to invest approximately $7 million over three years in new conservation programs and to implement an accompanying decoupled rate design mechanism that will help to mitigate the impact of declining usage due to conservation and provide the utility with an opportunity to recover its fixed costs.

GLOSSARY OF TERMS

In December 2007, the Florida Commission approved our request to include the amortization of certain components of the purchase price we paid for Florida City Gas in our calculation of return on equity. The costs will not be amortized for financial reporting purposes in accordance with GAAP, but will be amortized over a period of 5 to 30 years for our regulatory reporting to the Florida Commission in connection with the Florida Commission’s review of Florida City Gas’ return on equity. Additionally and under the same order, the Florida Commission approved a five-year base rate stay-out beginning October 2007, whereby base rates will not be increased, except for certain unforeseen acts beyond our control. The five-year stay-out provision does not preclude the Florida Commission from initiating over- earning or other proceedings that may result in rate reductions.

A November 2004 agreement between Elizabethtown Gas and the New Jersey Commission approved our acquisition of NUI. This agreement included, among other things, a base rate freeze for Elizabethtown Gas for a five-year period with new rates, if approved, to go into effect no later than January 2010. Beginning with the December 2007 annual measurement period, 75% of Elizabethtown Gas’ earnings in excess of an 11% return on equity are shared with rate payers in the fourth and fifth years of the base rate stay-out period.

The following table provides certain regulatory information for our largest utilities.

	Atlanta Gas Light	Elizabethtown Gas	Virginia Natural Gas	Florida City Gas	Chattanooga Gas
Current rates effective until	Q2 2010	Q4 2009 - Q1 2010	Q3 2011	N/A	Q1 2011
Authorized return on rate base (1)	8.53%	7.95%	9.24%	7.36%	7.89%
Estimated 2008 return on rate base (2) (3)	8.38%	6.86%	8.24%	5.63%	6.52%
Authorized return on equity (1)	10.90%	10.00%	10.90%	11.25%	10.20%
Estimated 2008 return on equity (2) (3)	10.59%	7.67%	9.61%	7.09%	7.14%
Authorized rate base % of equity (1)	47.9%	53.0%	52.4%	36.8%	44.8%
Rate base included in 2008 return on equity (in millions) (3) (4)	$1,312	$471	$378	$152	$108
Performance based rates (5)		✓	✓
Weather normalization (6)		✓	✓		✓
Decoupled or straight-fixed variable rate design (7)	✓		✓
State regulator	Georgia Commission	New Jersey Commission	Virginia Commission	Florida Commission	Tennessee Commission
(1)	The authorized return on rate base, return on equity, and percentage of equity reflected above were those authorized as of December 31, 2008.
(2)	Estimates based on principles consistent with utility ratemaking in each jurisdiction, and are not necessarily consistent with GAAP returns.
(3)	Florida City Gas includes the impacts of the acquisition adjustment, as approved by the Florida Commission in December 2007, in its rate base, return on rate base and return on equity calculations.
(4)	Estimated based on 13-month average.
(5)	Involves frozen rates for a determined period, and or allows for sharing of earnings with customers when returns on equity or rate base exceeds agreed upon amounts.
(6)
Involves regulatory mechanisms that allow us to recover our costs in the event of unseasonal weather, but are not direct offsets to the potential impacts of weather and customer consumption on earnings. These mechanisms are designed to help stabilize operating results by increasing base rate amounts charged to customers when weather is warmer than normal and decreasing amounts charged when weather is colder than normal.

(7)	Decoupled and straight-fixed variable rate designs allow for the recovery of fixed customer service costs separately from assumed natural gas volumes used by our customers.

Customer Demand

All of our utilities face competition from other energy products. Our principal competition is from electric utilities and oil and propane providers serving the residential and commercial markets throughout our service areas and the potential displacement or replacement of natural gas appliances with electric appliances. The primary competitive factors are the prices for competing sources of energy as compared to natural gas and the desirability of natural gas heating versus alternative heating sources.

Competition for space heating and general household and small commercial energy needs generally occurs at the initial installation phase when the customer or builder makes decisions as to which types of equipment to install. Customers generally continue to use the chosen energy source for the life of the equipment. Customer demand for natural gas could be affected by numerous factors, including:

•	changes in the availability or price of natural gas and other forms of energy
•	general economic conditions
•	energy conservation
•	legislation and regulations
•	the capability to convert from natural gas to alternative fuels
•	weather, and
•	new housing starts.

GLOSSARY OF TERMS

Due to the general economic downturn and the decline in the housing markets in the areas we serve, we experienced lower than expected customer growth throughout 2008, a trend we expect to continue through 2009. The reduction in customer growth is primarily a result of much slower growth in the residential housing markets throughout our service territories. This trend has been offset slightly by growth in the commercial customer segment in certain areas, primarily as a result of conversions to natural gas from other fuel sources. In addition, we continue to experience some customer loss because of higher natural gas prices and competition from alternative fuel sources, including incentives offered by the local electric utilities to switch to electric alternatives.

We continue to use a variety of targeted marketing programs to attract new customers and to retain existing customers. These efforts include working to add residential customers, multifamily complexes and commercial customers who use natural gas for purposes other than space heating. In addition, we partner with numerous entities to market the benefits of gas appliances and to identify potential retention options early in the process for those customers who might consider converting to alternative fuels.

Collective Bargaining Agreements

The following table provides information about the collective bargaining agreements to which our natural gas utilities are parties. This represents approximately 12% of our total employees.

	Approximate # of Employees	Contract Expiration Date
Elizabethtown Gas Utility Workers Union of America (Local No. 424)	160	Nov. 2009
Virginia Natural Gas International Brotherhood of Electrical Workers (Local No. 50)	126	May 2010
Total	286

Retail Energy Operations

Our retail energy operations segment consists of SouthStar, a joint venture owned 70% by our subsidiary, Georgia Natural Gas Company, and 30% by Piedmont. SouthStar markets natural gas and related services under the trade name Georgia Natural Gas to retail customers on an unregulated basis, primarily in Georgia as well as to commercial and industrial customers, principally in Florida, Ohio, Tennessee, North Carolina, South Carolina and Alabama. Based on its market share, SouthStar is the largest Marketer of natural gas in Georgia, with average customers in excess of 525,000 over the last three years.

SouthStar is governed by an executive committee, which is comprised of six members, three representatives from AGL Resources and three from Piedmont. Under a joint venture agreement, all significant management decisions require the unanimous approval of the SouthStar executive committee; accordingly, our 70% financial interest is considered to be noncontrolling. Although our ownership interest in the SouthStar partnership is 70%, under an amended and restated joint venture agreement executed in March 2004, SouthStar's earnings are allocated 75% to us and 25% to Piedmont except for earnings related to customers in Ohio and Florida, which are allocated 70% to us and 30% to Piedmont. We record the earnings allocated to Piedmont as a minority interest in our consolidated statements of income, and we record Piedmont’s portion of SouthStar’s capital as a minority interest in our consolidated balance sheets.

The restated agreement includes a series of options granting us the evergreen opportunity to purchase all or a portion of Piedmont’s ownership interest in SouthStar. We have the right to exercise an option to purchase on or before November of each year, with the purchase being effective as of January 1, of the following year. The option, effective November 1, 2009, allows us to purchase 100% of Piedmont’s ownership interest. If we were to exercise any option to purchase less than 100% of Piedmont’s ownership interest in SouthStar, Piedmont, at its discretion, could require us to purchase their entire ownership interest. The purchase price, in any exercise of our option, would be based on the then current fair market value of SouthStar.

SouthStar’s operations are sensitive to customer consumption patterns similar to those affecting our utility operations. SouthStar uses a variety of hedging strategies, such as futures, options, swaps, weather derivative instruments and other risk management tools, to mitigate the potential effect of these issues and commodity price risk on its operations. For more information on SouthStar’s energy marketing and risk management activities, see Item 7a, “Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.”

GLOSSARY OF TERMS

Competition SouthStar competes with other energy marketers to provide natural gas and related services to customers in Georgia and the Southeast. SouthStar’s operation in Georgia is currently in direct competition with other Marketers to provide natural gas to customers in Georgia. In addition, similar to our distribution operations, SouthStar faces competition based on customer preferences for natural gas compared to other energy products and the comparative prices of those products. Also, price volatility in the wholesale natural gas commodity market and related significant increases in the cost of natural gas billed to SouthStar’s customers have contributed to an increase in competition for residential and commercial customers.

Operating margin SouthStar generates operating margin primarily in three ways. The first is through the sale of natural gas to residential, commercial and industrial customers, primarily in Georgia where SouthStar captures a spread between wholesale and retail natural gas prices. The second is through the collection of monthly service fees and customer late payment fees.

SouthStar evaluates the combination of these two retail price components to ensure such pricing is structured to cover related retail customer costs, such as bad debt expense, customer service and billing, and lost and unaccounted-for gas, and to provide a reasonable profit, as well as being competitive to attract new customers and maintain market share. SouthStar’s operating margin is affected by seasonal weather, natural gas prices, customer growth and their related market share in Georgia, which has historically been in excess of approximately 34%, based on customer count. SouthStar employs strategies to attract and retain a higher credit-quality customer base. These strategies result not only in higher operating margin, as these customers tend to utilize higher volumes of natural gas, but also help to mitigate bad debt expense due to the higher credit-quality of these customers.

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

SouthStar accounts for its natural gas inventories at the LOCOM price. SouthStar evaluates the weighted average cost of its natural gas inventories against market prices and determines whether any declines in market prices below the weighted average cost are other than temporary. For declines considered to be other than temporary, SouthStar records adjustments to the cost of gas (LOCOM adjustments) in our consolidated statement of income to reduce the weighted average cost of the natural gas inventory to the current market price. SouthStar recorded the following LOCOM adjustments.

	For the years ended Dec. 31,
In millions	2008	2007	2006
LOCOM adjustments	$24	$-	$6

SouthStar also enters into weather derivative instruments to stabilize operating margin profits in the event of warmer-than-normal and colder-than-normal weather in the winter months. These contracts are accounted for using the intrinsic value method under EITF 99-02. The weather derivative contracts contain settlement provisions based on cumulative heating degree days for the covered periods. SouthStar entered into weather derivatives (swaps and options) for the last three heating seasons. The net gains or losses on these weather derivatives were largely offset by corresponding decreases or increases in operating margin due to the warmer or colder weather the hedges were designed to protect against.

Wholesale Services

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

Storage inventory outlook The following graph presents the NYMEX forward natural gas prices as of December 31, 2008, December 31, 2007 and September 30, 2008, for the period of January 2009 through December 2009, and reflects the prices at which Sequent could buy natural gas at the Henry Hub for delivery in the same time period. The Henry Hub is the largest centralized point for natural gas spot and futures trading in the United States. The NYMEX uses the Henry Hub as the point of delivery for its natural gas futures contracts. Many natural gas marketers also use the Henry Hub as their physical contract delivery point or their price benchmark for spot trades of natural gas.

Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues are net of the estimated impact of regulatory sharing and reflect the amounts that are realizable in future periods based on the inventory withdrawal schedule and forward natural gas prices at December 31, 2008. Sequent’s storage inventory is economically hedged with futures contracts, which results in an overall locked-in margin, timing notwithstanding.

		Withdrawal schedule (in Bcf)
	Salt dome (WACOG $5.67)	Reservoir (WACOG $5.68)	Expected operating revenues (in millions)
2009
First quarter	-	8	$(0.4)
Second quarter	-	-	-
Third quarter	1	1	0.4
Total	1	9	$-

Due to the storage hedge gains and LOCOM adjustments reported in 2008, Sequent expects no additional operating revenue in 2009 from storage withdrawals of existing inventory. Expected operating revenues will change in the future as Sequent injects natural gas into inventory, adjusts its injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate. For more information on Sequent’s energy marketing and risk management activities, see Item 7a, “Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.”

Competition Sequent competes for asset management contracts with other energy wholesalers, often through a competitive bidding process.

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

The FERC recently issued Order 712, which clarifies capacity release rules for asset management relationships. As Order 712 has removed uncertainties associated with certain aspects of some asset management services, we expect there may be an increase in customers seeking these services during 2009. This could provide us with additional opportunities in this portion of Sequent’s business. Until the market further develops under the requirements of Order 712, we are unable to predict what impact this may have on our wholesale business.

GLOSSARY OF TERMS

Sequent is actively negotiating the renewal of its remaining affiliate asset management agreement with Virginia Natural Gas scheduled to expire in 2009. The following table provides information on Sequent’s asset management agreements with affiliated utilities.

			Profit sharing / fees payments
In millions	Expiration date	% Shared	2008	2007	2006
Virginia Natural Gas	Mar 2009	(A)	$2	$7	$2
Chattanooga Gas	Mar 2011	50% (B)	4	2	4
Elizabethtown Gas	Mar 2011	(A) (B)	5	6	4
Atlanta Gas Light	Mar 2012	up to 60% (B)	9	9	6
Florida City Gas	Mar 2013	50%	1	1	-
Total			$21	$25	$16
(A)	Shared on a tiered structure.
(B)	Includes aggregate annual minimum payments of $12 million.

Transportation Transactions Sequent contracts for natural gas transportation capacity and participates in transactions that manage the natural gas commodity and transportation costs in an attempt to achieve the lowest cost to serve its various markets. Sequent seeks to optimize this process on a daily basis as market conditions change by evaluating all the natural gas supplies, transportation alternatives and markets to which it has access and identifying the lowest-cost alternatives to serve the various markets. This enables Sequent to capture geographic pricing differences across these various markets as delivered natural gas prices change.

As Sequent executes transactions to secure transportation capacity, it often enters into forward financial contracts to hedge its positions and lock-in a margin on future transportation activities. The hedging instruments are derivatives, and Sequent reflects changes in the derivatives’ fair value in its reported operating results in the period of change, which can be in periods prior to actual utilization of the transportation capacity. The following table lists Sequent’s reported unrealized gains associated with transportation capacity hedges. In prior years, these amounts have been realized as these positions settle in subsequent periods, and this is expected to be the case for unrealized gains in 2008.

	For the year ended December 31,
In millions	2008	2007	2006
Unrealized gains	$7	$5	$12

During 2008, Sequent negotiated an agreement for 40,000 dekatherms per day of transportation capacity for a period of 25 years beginning in August 2009. Upon execution of this agreement, we will include approximately $89 million of future demand payments associated with this capacity within our unrecorded contractual obligations and commitment disclosures. As with its other transportation capacity agreements, Sequent has and will identify opportunities to lock-in economic value associated with this capacity through the use of financial hedges. Since the duration of this agreement will be significantly longer than the average duration of Sequent’s portfolio, the hedging of the capacity has increased our exposure to hedge gains and losses as well as potentially increasing VaR once the contract is executed. During the third quarter of 2008, we began executing hedging transactions related to this transportation capacity, and recorded associated hedge gains of $9 million during 2008 associated with this capacity; however there was no significant impact to VaR due to the effect of other positions in the portfolio.

Producer Services Sequent’s producer services business primarily focuses on aggregating natural gas supply from various small and medium-sized producers located throughout the natural gas production areas of the United States. Sequent provides producers with certain logistical and risk management services that offer them attractive options to move their supply into the pipeline grid.

Park and Loan Transactions Sequent routinely enters into park and loan transactions with various pipelines, which allow Sequent to park gas on, or borrow gas from, the pipeline in one period and reclaim gas from, or repay gas to, the pipeline in a subsequent period. The economics of these transactions are evaluated and price risks are managed in much the same way traditional reservoir and salt dome storage transactions are evaluated and managed.

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

Sequent’s results were affected by unrealized hedge gains on park and loan activities of $9 million during 2008, but Sequent had no significant gains or losses on park and loan hedges during 2007 or 2006.

GLOSSARY OF TERMS

Mark-to-Market Versus Lower of Average Cost or Market Sequent purchases natural gas for storage when the current market price it pays plus the cost for transportation and storage is less than the market price it anticipates it could receive in the future. Sequent attempts to mitigate substantially all of the commodity price risk associated with its storage portfolio and uses derivative instruments to reduce the risk associated with future changes in the price of natural gas. Sequent sells NYMEX futures contracts or OTC derivatives in forward months to substantially lock in the operating revenue it will ultimately realize when the stored gas is actually sold.

We view Sequent’s trading margins from two perspectives. First, we base our commercial decisions on economic value, which is defined as the locked-in operating revenue to be realized at the time the physical gas is withdrawn from storage and sold and the derivative instrument used to economically hedge natural gas price risk on that physical storage is settled. Second is the GAAP reported value both in periods prior to and in the period of physical withdrawal and sale of inventory. The GAAP amount is affected by the process of accounting for the financial hedging instruments in interim periods at fair value between the period when the natural gas is injected into storage and when it is ultimately withdrawn and the financial instruments are settled. The change in the fair value of the hedging instruments is recognized in earnings in the period of change and is recorded as unrealized gains or losses. The actual value, less any interim recognition of gains or losses on hedges and adjustments for LOCOM, is realized when the natural gas is delivered to its ultimate customer.

Sequent accounts for natural gas stored in inventory differently than the derivatives Sequent uses to mitigate the commodity price risk associated with its storage portfolio. The natural gas that Sequent purchases and injects into storage is accounted for at the lower of average cost or current market value. The derivatives that Sequent uses to mitigate commodity price risk are accounted for at fair value and marked to market each period. This difference in accounting treatment can result in volatility in Sequent’s reported results, even though the expected operating revenue is essentially unchanged from the date the transactions were initiated. These accounting differences also affect the comparability of Sequent’s period-over-period results, since changes in forward NYMEX prices do not increase and decrease on a consistent basis from year to year.

During the first half of 2008, the reported results were negatively affected by sharp increases in forward NYMEX prices, but in the second half of 2008 forward NYMEX prices dropped to below 2007 levels. The overall result was more significant unrealized gains during 2008, which contributed to the favorable variance between 2008 and 2007. During most of 2007 and 2006, Sequent’s reported results were positively affected by decreases in forward NYMEX prices, which resulted in the recognition of unrealized gains; however, the effect was more significant for 2006. As a result the more significant unrealized gains during 2006 increased the unfavorable variance between 2007 and 2006.

Energy Investments

Our energy investments segment includes a number of businesses that are related and complementary to our primary business. The most significant of these businesses is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome and other storage assets in the Gulf Coast region of the United States. While this business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under a portfolio of short, medium and long-term contracts at a fixed market rate.

Jefferson Island This wholly owned subsidiary operates a salt dome storage and hub facility in Louisiana, approximately eight miles from the Henry Hub. The storage facility is regulated by the Louisiana DNR and by the FERC, which has limited regulatory authority over storage and transportation services. Jefferson Island provides storage and hub services through its direct connection to the Henry Hub via the Sabine Pipeline and its interconnection with eight other pipelines in the area. Jefferson Island’s entire portfolio is under firm subscription for the current heating season.

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

In September 2006, Jefferson Island filed suit against the State of Louisiana, in the 19th Judicial District Court in Baton Rouge, to maintain its lease to complete an ongoing natural gas storage expansion project in Louisiana. The project would add two salt dome storage caverns under Lake Peigneur to the two caverns currently owned and operated by Jefferson Island. In its suit, Jefferson Island alleges that the Louisiana DNR accepted all leasehold payments without reservation and never provided Jefferson Island with notice and opportunity to cure the alleged late payments, as required by state law. In its answer to the suit, the State denied that anyone with proper authority approved late payments. As to the second basis for termination, the suit contends that Jefferson Island’s lease with the State of Louisiana was amended in 2004 so that mining operations are no longer required to maintain the lease. The State’s answer denies that the 2004 amendment was properly authorized. In March 2008, Jefferson Island served discovery requests on the State of Louisiana and sought a trial date in this lawsuit. Jefferson Island also asserted additional claims against the State seeking to obtain a declaratory ruling that Jefferson Island’s surface lease, under which it operates its existing two storage caverns, authorizes the creation of the two new expansion caverns separate and apart from the mineral lease challenged by the State.

GLOSSARY OF TERMS

In addition, in June 2008, the State of Louisiana passed legislation restricting water usage from the Chicot aquifer, which is a main source of fresh water required for the expansion of our Jefferson Island capacity. We contend that this legislation is unconstitutional and have sought to amend the pending litigation to seek a declaration that the legislation is invalid and cannot be enforced. Even if we are not successful on those grounds, we believe the legislation does not materially impact the feasibility of the expansion project. During 2008 and early 2009 we aggressively pursued our litigation. However, we are not able to predict the outcome of the litigation. As of January 2009, our current estimate of costs incurred that would be considered unusable if the Louisiana DNR was successful in terminating our lease and causing us to cease the expansion project is approximately $6 million.

Golden Triangle Storage In December 2006, we announced that our wholly-owned subsidiary, Golden Triangle Storage, plans to build a natural gas storage facility in the Beaumont, Texas area in the Spindletop salt dome. The project will initially consist of two underground salt dome storage caverns approximately a half-mile to a mile below ground that will hold about 12 Bcf of working natural gas storage capacity initially, or a total cavern capacity of approximately 17 Bcf. The facility potentially can be expanded to a total of five caverns with 38 Bcf of working natural gas storage capacity in the future based on customer interest. Golden Triangle Storage also intends to build an approximately nine-mile dual 24” natural gas pipeline to connect the storage facility with three interstate and three intrastate pipelines. In May 2007, Golden Triangle Storage held a non-binding open season for service offerings at the proposed facility, which resulted in indications of market support for the facility.

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

We previously estimated, based on then current prices for labor, materials and pad gas, that costs to construct the facility would be approximately $265 million. However, prices for labor and materials have risen significantly in the ensuing months, increasing the current estimated construction cost by approximately 10% to 20%. The actual project costs depend upon the facility’s configuration, materials, drilling costs, financing costs and the amount and cost of pad gas, which includes volumes of non-working natural gas used to maintain the operational integrity of the cavern facility. The costs for approximately 64% of these items have not been fixed and are subject to continued variability during construction. Further, since we are not able to predict whether these costs of construction will continue to increase, moderate or decrease from current levels, we believe that there could be continued volatility in the construction cost estimates.

AGL Networks This wholly owned subsidiary provides telecommunications conduit and available for use or “dark” fiber optic cable. AGL Networks leases and sells its fiber to a variety of customers in the Atlanta, Georgia and Phoenix, Arizona metropolitan areas, with a small presence in other cities in the United States. Its customers include local, regional and national telecommunications companies, internet service providers, educational institutions and other commercial entities. AGL Networks typically provides underground conduit and dark fiber to its customers under leasing arrangements with terms that vary from one to twenty years. In addition, AGL Networks offers telecommunications construction services to its customers. AGL Networks’ competitors are any entities that have laid or will lay conduit and fiber on the same route as AGL Networks in the respective metropolitan areas.

GLOSSARY OF TERMS

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

Our corporate segment also includes Pivotal Energy Development, which coordinates among our related operating segments the development, construction or acquisition of assets, such as storage facilities, related and complementary to our primary businesses within the southeastern, mid-Atlantic and northeastern regions in order to extend our natural gas capabilities and improve system reliability while enhancing service to our customers in those areas. The focus of Pivotal Energy Development’s commercial activities is to improve the economics of system reliability and natural gas deliverability in these targeted regions.

Employees

As of January 31, 2009, we employed a total of 2,389 employees, and we believe that our relations with them are good.

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

Hedges

Changes in commodity prices subject a significant portion of our operations to earnings variability. Our nonutility businesses principally use physical and financial arrangements to reduce the risks associated with both weather-related seasonal fluctuations in market conditions and changing commodity prices. In addition, because these economic hedges may not qualify, or are not designated for hedge accounting treatment, our reported earnings for the wholesale services and retail energy operations segments reflect changes in the fair values of certain derivatives. These values may change significantly from period to period and are reflected as gains or losses within our operating revenues or our OCI for those derivative instruments that qualify and are designated as accounting hedges.

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

Seasonality

The operating revenues and EBIT of our distribution operations, retail energy operations and wholesale services segments are seasonal. During the heating season, natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather than in periods of warmer weather. Occasionally in the summer, Sequent’s operating revenues are impacted due to peak usage by power generators in response to summer energy demands. Seasonality also affects the comparison of certain balance sheet items such as receivables, unbilled revenue, inventories and short-term debt across quarters. However, these items are comparable when reviewing our annual results.

Approximately 65% of these segments’ operating revenues and 72% of these segments’ EBIT for the year ended December 31, 2008 were generated during the first and fourth quarters of 2008, and are reflected in our statements of consolidated income for the quarters ended March 31, 2008 and December 31, 2008. Our base operating expenses, excluding cost of gas, interest expense and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, our operating results can vary significantly from quarter to quarter as a result of seasonality.

GLOSSARY OF TERMS

Available Information

Detailed information about us is contained in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with, or furnish to, the SEC. These reports are available free of charge at our website, www.aglresources.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:

    AGL Resources Inc.
  Investor Relations - Dept. 1071
P.O. Box 4569
  Atlanta, GA 30309-4569
  404-584-3801

In Part III of this Form 10-K, we incorporate by reference from our Proxy Statement for our 2009 annual meeting of shareholders certain information. We expect to file that Proxy Statement with the SEC on or about March 16, 2009, and we will make it available on our website as soon as reasonably practicable. Please refer to the Proxy Statement when it is available.

Additionally, our corporate governance guidelines, code of ethics, code of business conduct and the charters of each of our Board of Directors committees are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

ITEM 1A. RISK FACTORS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain expectations and projections regarding our future performance referenced in this report, in other materials we file with the SEC or otherwise release to the public, and on our website are forward-looking statements. Senior officers may also make verbal statements to analysts, investors, regulators, the media and others that are forward-looking. Forward-looking statements involve matters that are not historical facts, such as statements in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere regarding our future operations, prospects, strategies, financial condition, economic performance (including growth and earnings), industry conditions and demand for our products and services. We have tried, whenever possible, to identify these statements by using words such as "anticipate," "assume," “believe,” "can," "could," "estimate," "expect," "forecast," "future," “goal,” "indicate," "intend," "may," “outlook,” "plan," “potential,” "predict," "project,” "seek," "should," "target," "would," and similar expressions.

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

Our businesses are subject to regulation by federal, state and local regulatory authorities. In particular, at the federal level our businesses are regulated by the FERC. At the state level, our businesses are regulated by the Georgia, Tennessee, New Jersey, Florida, Virginia and Maryland Commissions.

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

GLOSSARY OF TERMS

Deregulation in the natural gas industry is the separation of the provision and pricing of local distribution gas services into discrete components. Deregulation typically focuses on the separation of the gas distribution business from the gas sales business and is intended to cause the opening of the formerly regulated sales business to alternative unregulated suppliers of gas sales services.

In 1997, the Georgia legislature enacted the Deregulation Act. To date, Georgia is the only state in the nation that has fully deregulated gas distribution operations, which ultimately resulted in Atlanta Gas Light exiting the retail natural gas sales business while retaining its gas distribution operations. Marketers, including our majority-owned subsidiary, SouthStar, then assumed the retail gas sales responsibility at deregulated prices. The deregulation process required Atlanta Gas Light to completely reorganize its operations and personnel at significant expense. It is possible that the legislature could reverse or amend portions of the deregulation process.

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

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

The international treaty relating to global warming (commonly known as the Kyoto Protocol) would have required reductions in emissions of greenhouse gases, primarily carbon dioxide and methane. The Kyoto Protocol became effective (without ratification by the U.S.) in February 2005. Presently there are no federally mandated greenhouse gas reduction requirements in the U.S. as current policy favors voluntary reductions, increased operating efficiency and continued research and technology development. The likelihood of any federal mandatory carbon dioxide emissions reduction program being adopted in the near future and the specific requirements of any such program is uncertain. However, President Obama has stated that to combat global warming he will propose reducing greenhouse gas emissions to 1990 levels by 2020 and further reduce levels an additional 80% by 2050. He is also expected to push an economic stimulus package that is heavily weighted towards the energy sector.

GLOSSARY OF TERMS

There are a number of other legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

•	result in increased costs associated with our operations
•	increase other costs to our business
•	affect the demand for natural gas, and
•	impact the prices we charge our customers.

Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demand for natural gas, both for production of electricity and direct use in homes and businesses.

Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.

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

Our gas distribution and storage activities involve a variety of inherent hazards and operating risks, such as leaks, accidents and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of our operations, which in turn could lead to substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events not fully covered by insurance could adversely affect our financial position and results of operations.

We face increasing competition, and if we are unable to compete effectively, our revenues, operating results and financial condition will be adversely affected which may limit our ability to grow our business.

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

GLOSSARY OF TERMS

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

The continuation of recent economic conditions could adversely affect our customers and negatively impact our financial results.

The slowdown in the U.S. economy, along with increased mortgage defaults, and significant decreases in new home construction, home values and investment assets, has adversely impacted the financial well-being of many U.S. households. We cannot predict if the administrative and legislative actions to address this situation will be successful in reducing the severity or duration of this recession. As a result, our customers may use less gas in future heating seasons and it may become more difficult for them to pay their natural gas bills. This may slow collections and lead to higher than normal levels of accounts receivables, bad debt and financing requirements.

A significant portion of our accounts receivable is subject to collection risks, due in part to a concentration of credit risk in Georgia and at Sequent.

We have accounts receivable collection risk in Georgia due to a concentration of credit risk related to the provision of natural gas services to Marketers. At December 31, 2008, Atlanta Gas Light had 11 certificated and active Marketers in Georgia, four of which (based on customer count and including SouthStar) accounted for approximately 31% of our consolidated operating margin for 2008. As a result, Atlanta Gas Light depends on a concentrated number of customers for revenues. The provisions of Atlanta Gas Light’s tariff allow it to obtain security support in an amount equal to no less than two times a Marketer’s highest month’s estimated bill in the form of cash deposits, letters of credit, surety bonds or guaranties. The failure of these Marketers to pay Atlanta Gas Light could adversely affect Atlanta Gas Light’s business and results of operations and expose it to difficulties in collecting Atlanta Gas Light’s accounts receivable. AGL Resources provides a guarantee to Atlanta Gas Light as security support for SouthStar. Additionally, SouthStar markets directly to end-use customers and has periodically experienced credit losses as a result of severe cold weather or high prices for natural gas that increase customers’ bills and, consequently, impair customers’ ability to pay.

Sequent often extends credit to its counterparties. Despite performing credit analyses prior to extending credit and seeking to effectuate netting agreements, Sequent is exposed to the risk that it may not be able to collect amounts owed to it. If the counterparty to such a transaction fails to perform and any collateral Sequent has secured is inadequate, Sequent could experience material financial losses. Further, Sequent has a concentration of credit risk, which could subject a significant portion of its credit exposure to collection risks. Approximately 63% of Sequent’s credit exposure is concentrated in its top 20 counterparties. Most of this concentration is with counterparties that are either load-serving utilities or end-use customers that have supplied some level of credit support. Default by any of these counterparties in their obligations to pay amounts due Sequent could result in credit losses that would negatively impact our wholesale services segment.

The asset management arrangements between Sequent and our local distribution companies, and between Sequent and its nonaffiliated customers, may not be renewed or may be renewed at lower levels, which could have a significant impact on Sequent’s business.

Sequent currently manages the storage and transportation assets of our affiliates Atlanta Gas Light, Chattanooga Gas, Elizabethtown Gas, Elkton Gas, Florida City Gas, and Virginia Natural Gas and shares profits it earns from the management of those assets with those customers and their respective customers, except at Elkton Gas where Sequent is assessed annual fixed-fees payable in monthly installments. Entry into and renewal of these agreements are subject to regulatory approval and one is subject to renewal in 2009. In addition, Sequent has asset management agreements with certain nonaffiliated customers. Sequent’s results could be significantly impacted if these agreements are not renewed or are amended or renewed with less favorable terms.

We are exposed to market risk and may incur losses in wholesale services and retail energy operations.

The commodity, storage and transportation portfolios at Sequent and the commodity and storage portfolios at SouthStar consist of contracts to buy and sell natural gas commodities, including contracts that are settled by the delivery of the commodity or cash. If the values of these contracts change in a direction or manner that we do not anticipate, we could experience financial losses from our trading activities. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s and SouthStar’s portfolio of positions as of December 31, 2008 had a 1-day holding period VaR of $2.5 million and less than $0.1 million, respectively.

GLOSSARY OF TERMS

Our accounting results may not be indicative of the risks we are taking or the economic results we expect for wholesale services.

Although Sequent enters into various contracts to hedge the value of our energy assets and operations, the timing of the recognition of profits or losses on the hedges does not always correspond to the profits or losses on the item being hedged. The difference in accounting can result in volatility in Sequent’s reported results, even though the expected operating margin is essentially unchanged from the date the transactions were initiated.

Changes in weather conditions may affect our earnings.

Weather conditions and other natural phenomena can have a large impact on our earnings. Severe weather conditions can impact our suppliers and the pipelines that deliver gas to our distribution system. Extended mild weather, during either the winter or summer period, can have a significant impact on demand for and cost of natural gas.

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

Changes in weather conditions may also impact SouthStar’s earnings. As a result, SouthStar uses a variety of weather derivative instruments to stabilize the impact on its operating margin in the event of warmer or colder than normal weather in the winter months. However, these instruments do not fully protect SouthStar’s earnings from the effects of unusually warm or cold weather.

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

We have identified ten sites in Georgia and three in Florida where we own all or part of an MGP site. We are required to investigate possible environmental contamination at those MGP sites and, if necessary, clean up any contamination. As of December 31, 2008, the soil and sediment remediation program was complete for all Georgia sites, although groundwater cleanup continues. As of December 31, 2008, projected costs associated with the MGP sites associated with Atlanta Gas Light were $38 million. For elements of the MGP program where we still cannot provide engineering cost estimates, considerable variability remains in future cost estimates.

GLOSSARY OF TERMS

In addition, we are associated with former sites in New Jersey, North Carolina and other states. Material cleanups of these sites have not been completed nor are precise estimates available for future cleanup costs and therefore considerable variability remains in future cost estimates. For the New Jersey sites, cleanup cost estimates range from $58 million to $116 million. Costs have been estimated for only one of the non-New Jersey sites, for which current estimates range from $10 million to $20 million.

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

Rapid increases in the price of purchased gas cause us to experience a significant increase in short-term debt because we must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow our utility collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher-than-normal accounts receivable. This situation results in higher short-term debt levels and increased bad debt expense. Should the price of purchased gas increase significantly during the upcoming heating season, we would expect increases in our short-term debt, accounts receivable and bad debt expense during 2009.

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

We have defined benefit pension and postretirement health care plans for the benefit of substantially all full-time employees and qualified retirees. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension fund assets, changing demographics, including longer life expectancy of beneficiaries, changes in health care cost trends, and an expected increase in the number of eligible former employees over the next five years.

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the value of our pension funds. In these circumstances, we may be required to recognize an increased pension expense or a charge to our other comprehensive income to the extent that the pension fund values are less than the total anticipated liability under the plans. Market declines in the second half of 2008 resulted in significant losses in the value of our pension fund assets. As a result, based on the current funding status of the plans, we would be required to make a minimum contribution to the plans of approximately $7 million in 2009. We are planning to make additional contributions in 2009 up to $61 million for a total of up to $68 million, in order to preserve the current level of benefits under the plans and in accordance with the funding requirements of the Pension Protection Act. As of December 31, 2008 our pension plans assets represented 54% or our total pension plan obligations.

For more information regarding some of these obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations and Commitments” and the subheading “Pension and Postretirement Obligations” and Note 3 to our consolidated financial statements.

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

GLOSSARY OF TERMS

Risks Related to Our Corporate and Financial Structure

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to execute our business plan or pursue improvements that we may rely on for future growth.

We rely on access to both short-term money markets (in the form of commercial paper and lines of credit) and long-term capital markets as a source of liquidity for capital and operating requirements not satisfied by the cash flow from our operations. If we are not able to access financial markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected, and we may be forced to postpone, modify or cancel capital projects. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:

•	adverse economic conditions
•	adverse general capital market conditions
•	poor performance and health of the utility industry in general
•	bankruptcy or financial distress of unrelated energy companies or Marketers
•	significant decrease in the demand for natural gas
•	adverse regulatory actions that affect our local gas distribution companies and our natural gas storage business
•	terrorist attacks on our facilities or our suppliers, or
•	extreme weather conditions.

The continued disruption in the credit markets could limit our ability to access capital and increase our cost of capital.

The global credit markets have been experiencing significant disruption and volatility in recent months. In some cases, the ability or willingness of traditional sources of capital to provide financing has been reduced.

Historically, we have accessed the commercial paper markets to finance our short-term working capital requirements, but the disruption in the credit markets has limited our access to the commercial paper markets at reasonable interest rates. Consequently, we have borrowed directly under our Credit Facilities for our working capital needs. As of December 31, 2008, we had $273 million in commercial paper outstanding and $500 million outstanding under our Credit Facilities. During 2008, our borrowings under these facilities along with our commercial paper were used primarily to purchase natural gas inventories for the current winter heating season. The amount of our working capital requirements in the near-term will depend primarily on the market price of natural gas and weather. Higher natural gas prices may adversely impact our accounts receivable collections and may require us to increase borrowings under our credit facilities to fund our operations.

While we believe we can meet our capital requirements from our operations and the sources of financing available to us, we can provide no assurance that we will continue to be able to do so in the future, especially if the market price of natural gas increases significantly in the near-term. The future effects on our business, liquidity and financial results of a continuation of current market conditions could be material and adverse to us, both in the ways described above, or in ways that we do not currently anticipate.

If we breach any of the financial covenants under our various credit facilities, our debt service obligations could be accelerated.

Our existing Credit Facilities and the SouthStar line of credit contain financial covenants. If we breach any of the financial covenants under these agreements, our debt repayment obligations under them could be accelerated. In such event, we may not be able to refinance or repay all our indebtedness, which would result in a material adverse effect on our business, results of operations and financial condition.

A downgrade in our credit rating could negatively affect our ability to access capital.

Our senior unsecured debt is currently assigned a rating of BBB+ by S&P, Baa1 by Moody’s and A- by Fitch. Our commercial paper currently is rated A2 by S&P, P2 by Moody’s and F2 by Fitch. If the rating agencies downgrade our ratings, particularly below investment grade, it may significantly limit our access to the commercial paper market and our borrowing costs would increase. In addition, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources would likely decrease.

GLOSSARY OF TERMS

Additionally, if our credit rating by either S&P or Moody’s falls to non-investment grade status, we will be required to provide additional support for certain customers of our wholesale business. As of December 31, 2008, if our credit rating had fallen below investment grade, we would have been required to provide collateral of approximately $12 million to continue conducting our wholesale services business with certain counterparties.

We are vulnerable to interest rate risk with respect to our debt, which could lead to changes in interest expense and adversely affect our earnings.

We are subject to interest rate risk in connection with the issuance of fixed-rate and variable-rate debt. In order to maintain our desired mix of fixed-rate and variable-rate debt, we may use interest rate swap agreements and exchange fixed-rate and variable-rate interest payment obligations over the life of the arrangements, without exchange of the underlying principal amounts. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” We cannot ensure that we will be successful in structuring such swap agreements to manage our risks effectively. If we are unable to do so, our earnings may be reduced. In addition, higher interest rates, all other things equal, reduce the earnings that we derive from transactions where we capture the difference between authorized returns and short-term borrowings.

We are a holding company and are dependent on cash flow from our subsidiaries, which may not be available in the amounts and at the times we need.

A portion of our outstanding debt was issued by our wholly-owned subsidiary, AGL Capital, which we fully and unconditionally guarantee. Since we are a holding company and have no operations separate from our investment in our subsidiaries, we are dependent on cash in the form of dividends or other distributions from our subsidiaries to meet our cash requirements. The ability of our subsidiaries to pay dividends and make other distributions is subject to applicable state law. Refer to Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional dividend restriction information.

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

Our Credit Facilities under which our debt is issued contains cross-default provisions. Accordingly, should an event of default occur under some of our debt agreements, we face the prospect of being in default under other of our debt agreements, obliged in such instance to satisfy a large portion of our outstanding indebtedness and unable to satisfy all our outstanding obligations simultaneously.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2. PROPERTIES

We consider our properties to be well maintained, in good operating condition and suitable for their intended purpose. The following provides the location and general character of the materially important properties that are used by our segments.

Distribution and transmission assets

This property primarily includes assets used by our distribution operations and energy investment segments for the distribution of natural gas to our customers in our service areas, and includes approximately 45,000 miles of underground distribution and transmission mains. These mains are located on easements or rights-of-way which generally provide for perpetual use.

Storage assets

We have approximately 7 Bcf of LNG storage capacity in five LNG plants located in Georgia, New Jersey and Tennessee. In addition, we own three propane storage facilities in Virginia and Georgia that have a combined storage capacity of approximately 0.5 Bcf. These LNG plants and propane facilities are used by distribution operations to supplement the natural gas supply during peak usage periods.

GLOSSARY OF TERMS

We also own a high-deliverability natural gas storage and hub facility in Louisiana. This facility is operated by a subsidiary within our energy investments segment and includes two salt dome gas storage caverns with approximately 10 Bcf of total capacity and about 7 Bcf of working gas capacity. Our energy investments segment also owns a propane storage facility in Virginia with approximately 0.3 Bcf of storage capacity. This facility supplements the natural gas supply to our Virginia utility during peak usage periods.

Telecommunications assets

AGL Networks, a subsidiary within our energy investments segment, owns and operates telecommunications conduit and fiber property in public rights-of-way that are leased to our customers primarily in Atlanta and Phoenix. This includes over 129,000 fiber miles, a 36,000 mile increase compared to 2007. Approximately 40% of our dark fiber in Atlanta and 22% of our dark fiber in Phoenix has been leased.

Offices

All of our segments own or lease office, warehouse and other facilities throughout our operating areas. We expect additional or substitute space to be available as needed to accommodate expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. In addition, we are party, as both plaintiff and defendant, to a number of lawsuits related to our business on an ongoing basis. Management believes that the outcome of all regulatory proceedings and litigation in which we are currently involved will not have a material adverse effect on our consolidated financial condition or results of operations. For more information regarding some of these proceedings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Results of Operations” and the heading “Commitments and Contingencies” and Note 7 to our consolidated financial statements under the caption “Litigation” and “Review of Compliance with FERC Regulation.”

GLOSSARY OF TERMS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All officers serve at the discretion of our Board of Directors. All information is as of the date of the filing of this report.

Name, age and position with the company	Periods served

John W. Somerhalder II, Age 53 (1)
Chairman, President and Chief Executive Officer	October 2007 – Present
President and Chief Executive Officer	March 2006 – October 2007

Ralph Cleveland, Age 46
Executive Vice President, Engineering and Operations	December 2008 – Present
Senior Vice President, Engineering and Operations	February 2005 – December 2008
Vice President, Engineering, Construction and Chief Engineer – Atlanta Gas Light	January 2003 – February 2005

Andrew W. Evans, Age 42
Executive Vice President and Chief Financial Officer	May 2006 – Present
Senior Vice President and Chief Financial Officer	September 2005 – May 2006
Vice President and Treasurer	April 2002 – September 2005

Henry P. Linginfelter, Age 48
Executive Vice President, Utility Operations	June 2007 – Present
Senior Vice President, Mid-Atlantic Operations	November 2004– June 2007
President, Virginia Natural Gas.	October 2000 – November 2004

Kevin P. Madden, Age 56 (2)
Executive Vice President, External Affairs	November 2005 – Present
Executive Vice President, Distribution and Pipeline Operations	April 2002 – November 2005

Melanie M. Platt, Age 54
Senior Vice President, Human Resources	September 2004 – Present
Senior Vice President and Chief Administrative Officer	November 2002 – September 2004

Douglas N. Schantz, Age 53
President, Sequent	May 2003 – Present

Paul R. Shlanta, Age 51
Executive Vice President, General Counsel and Chief Ethics and Compliance Officer	September 2005 – Present
Senior Vice President, General Counsel and Chief Corporate Compliance Officer	September 2002 – September 2005

(1)
Mr. Somerhalder was executive vice president of El Paso Corporation (NYSE: EP) from 2000 until May 2005, and he continued service under a professional services agreement from May 2005 until March 2006.

(2)	On November 5, 2008, Mr. Madden announced his retirement, which is effective March 1, 2009.

GLOSSARY OF TERMS

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Common Stock, Stock Price and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol ATG. At January 30, 2009, there were 9,819 record holders of our common stock. Quarterly information concerning our high and low stock prices and cash dividends paid in 2008 and 2007 is as follows:

	Sales price of common stock		Cash dividend per common
Quarter ended:	High	Low	share
2008
March 31, 2008	$39.13	$33.45	$0.42
June 30, 2008	36.50	33.46	0.42
September 30, 2008	35.44	30.60	0.42
December 31, 2008	32.07	24.02	0.42
			$1.68
2007
March 31, 2007	$42.99	$38.20	$0.41
June 30, 2007	44.67	39.52	0.41
September 30, 2007	41.51	35.24	0.41
December 31, 2007	41.16	35.42	0.41
			$1.64

We have historically paid dividends to common shareholders four times a year: March 1, June 1, September 1 and December 1. We have paid 244 consecutive quarterly dividends beginning in 1948. Our common shareholders may receive dividends when declared at the discretion of our Board of Directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Flow from Financing Activities – Dividends on Common Stock.” Dividends may be paid in cash, stock or other form of payment, and payment of future dividends will depend on our future earnings, cash flow, financial requirements and other factors, some of which are noted below. In certain cases, our ability to pay dividends to our common shareholders is limited by the following:

•	our ability to satisfy our obligations under certain financing agreements, including debt-to-capitalization covenants
•	our ability to satisfy our obligations to any future preferred shareholders

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

GLOSSARY OF TERMS

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended December 31, 2008. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We will hold the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2) (3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (3)
October 2008	-	$-	-	4,950,951
November 2008	4,800	29.35	-	4,950,951
December 2008	433	34.81	-	4,950,951
Total fourth quarter	5,233	$29.80	-
(1)
The total number of shares purchased includes an aggregate of 433 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and/or the exercise of stock options.

(2)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We purchased 4,800 any shares for such purposes in the fourth quarter of 2008. As of December 31, 2008, we had purchased a total 312,367 of the 600,000 shares authorized for purchase, leaving 287,633 shares available for purchase under this program.

(3)
On February 3, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to a total of 8 million shares of our common stock, excluding the shares remaining available for purchase in connection with the Officer Plan as described in note (2) above, over a five-year period.

The information required by this item regarding securities authorized for issuance under our equity compensation plans will be set forth under the caption “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement for our 2009 Annual Meeting of Shareholders or in a subsequent amendment to this report. All such information will be incorporated by reference from the Proxy Statement in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” hereof or set forth in such amendment to this report.

GLOSSARY OF TERMS

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about AGL Resources for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.”

Dollars and shares in millions, except per share amounts	2008	2007	2006	2005	2004
Income statement data
Operating revenues	$2,800	$2,494	$2,621	$2,718	$1,832
Cost of gas	1,654	1,369	1,482	1,626	995
Operating margin (1)	1,146	1,125	1,139	1,092	837
Operating expenses
Operation and maintenance	472	451	473	477	377
Depreciation and amortization	152	144	138	133	99
Taxes other than income taxes	44	41	40	40	29
Total operating expenses	668	636	651	650	505
Operating income	478	489	488	442	332
Other income (expense)	6	4	(1)	(1)	-
Minority interest	(20)	(30)	(23)	(22)	(18)
Earnings before interest and taxes (EBIT) (1)	464	463	464	419	314
Interest expense	115	125	123	109	71
Earnings before income taxes	349	338	341	310	243
Income taxes	132	127	129	117	90
Net income	$217	$211	$212	$193	$153
Common stock data
Weighted average shares outstanding basic	76.3	77.1	77.6	77.3	66.3
Weighted average shares outstanding diluted	76.6	77.4	78.0	77.8	67.0
Total shares outstanding (2)	76.9	76.4	77.7	77.8	76.7
Average daily trading volumes	0.59	0.50	0.37	0.32	0.23
Earnings per share - basic	$2.85	$2.74	$2.73	$2.50	$2.30
Earnings per share - diluted	$2.84	$2.72	$2.72	$2.48	$2.28
Dividends declared per share	$1.68	$1.64	$1.48	$1.30	$1.15
Dividend payout ratio	59%	60%	54%	52%	50%
Dividend yield (3)	5.4%	4.4%	3.8%	3.7%	3.5%
Book value per share (4)	$21.48	$21.74	$20.72	$19.27	$18.04
Price-earnings ratio (5)	11.0	13.7	14.3	13.9	14.5
Stock price market range	$24.02-$39.13	$35.24-$44.67	$34.40-$40.09	$32.00-$39.32	$26.50-$33.65
Market value per share (6)	$31.35	$37.64	$38.91	$34.81	$33.24
Market value (2)	$2,411	$2,876	$3,023	$2,708	$2,551
Balance sheet data (2)
Total assets	$6,710	$6,258	$6,123	$6,310	$5,637
Property, plant and equipment – net	3,816	3,566	3,436	3,333	3,178
Working capital	59	163	156	73	(20)
Total debt	2,541	2,255	2,161	2,137	1,957
Common shareholders’ equity	1,652	1,661	1,609	1,499	1,385
Cash flow data
Net cash provided by operating activities	$227	$377	$351	$80	$287
Property, plant and equipment expenditures	372	259	253	267	264
Net borrowings and (payments) of short-term debt	286	52	6	188	(480)
Financial ratios (2)
Total debt	61%	58%	57%	59%	59%
Common shareholders’ equity	39%	42%	43%	41%	41%
Total	100%	100%	100%	100%	100%
Return on average common shareholders’ equity	13.1%	12.9%	13.6%	13.4%	13.1%

(1)
These are non-GAAP measurements. A reconciliation of operating margin and EBIT to our operating income, earnings before income taxes and net income is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - AGL Resources-Results of Operations.”

(2)	As of the last day of the fiscal period.
(3)	Dividends declared per share divided by market value per share.
(4)	Common shareholders’ equity divided by total outstanding common shares as of the last day of the fiscal period.
(5)	Market value per share divided by basic earnings per share.
(6)	Closing price of common stock on the New York Stock Exchange as of the last trading day of the fiscal period.

GLOSSARY OF TERMS

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

The distribution operations segment is the largest component of our business and is subject to regulation and oversight by agencies in each of the six states we serve. These agencies approve natural gas rates designed to provide us the opportunity to generate revenues to recover the cost of natural gas delivered to our customers and our fixed and variable costs such as depreciation, interest, maintenance and overhead costs, and to earn a reasonable return for our shareholders. With the exception of Atlanta Gas Light, our largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact their ability to pay for gas consumed. Various mechanisms exist that limit our exposure to weather changes within typical ranges in all of our jurisdictions. Our retail energy operations segment, which consists of SouthStar, also is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. Our Sequent subsidiary within our wholesale services segment is temperature insensitive, but generally has greater opportunity to capture operating margin due to price volatility as a result of extreme weather .Our energy investments segment’s primary activity is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome storage assets in the Gulf Coast region of the United States. While this business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts at a fixed market rate.

Executive Summary

Customer growth We continue to see challenging economic conditions in all of the areas we serve and, as a result, have experienced lower than expected customer growth in our distribution operations and retail energy operations segments throughout 2008, a trend we expect to continue through 2009.

For the year ended December 31, 2008, our consolidated utility customer growth rate was 0.1%, compared to 0.9% for 2007. We anticipated customer growth in 2008 of about 0.5%. The lower levels of customer growth are primarily a result of much slower growth in the residential housing markets throughout our service territories. This trend has been offset slightly by growth in the commercial customer segment in certain areas, primarily as a result of conversions to natural gas from other fuel sources.

We continue to use a variety of targeted marketing programs to attract new customers and to retain existing ones. These programs generally emphasize natural gas as the fuel of choice for customers and seek to expand the use of natural gas through a variety of promotional activities.

We have seen a 3% decline in average customer count at SouthStar for the year ended December 31, 2008, as compared to 2007. This decline reflects some of the same economic conditions that have affected our utility businesses; as well as a more competitive retail pricing market for natural gas in Georgia.

Natural gas prices Increased energy and transportation prices are expected to impact a significantly larger portion of consumer household incomes during the current winter heating season. As a result, we may incur additional bad debt expense, as well as lower operating margins, due to increased customer conservation. While these factors could adversely impact our results of operations, we expect regulatory and operational mechanisms in place in most of our jurisdictions will help to mitigate some of our exposure to these factors.

GLOSSARY OF TERMS

The risks of increased bad debt expense and decreased operating margins from conservation are minimized at our largest utility, Atlanta Gas Light, as a result of its straight-fixed variable rate structure. In addition, customers in Georgia buy their natural gas from Marketers rather than from Atlanta Gas Light. Our credit exposure at Atlanta Gas Light is primarily related to the provision of services to the Marketers, but that exposure is mitigated, as we obtain security support in an amount equal to a minimum of no less than two times a Marketer’s highest month’s estimated bill. At our other utilities, while customer conservation could adversely impact our operating margins, we utilize measures to collect delinquent accounts and continue to be rigorous in monitoring and mitigating the impact of these expenses. We do, however, expect that our bad debt expense for the current winter heating season will be higher than the prior year.

We worked with regulators and state agencies in each of our jurisdictions to educate customers about higher energy costs in advance of the winter heating season, in particular to ensure that those qualified for the Low Income Home Energy Assistance Program and other similar programs receive any needed assistance.

SouthStar may also be affected by the conservation and bad debt trends, but its overall exposure is partially mitigated by the high credit quality of SouthStar’s customer base, disciplined collection practices and the unregulated pricing structure in Georgia.

The rising commodity prices during the first six months of 2008, along with reduced opportunities related to the management of storage and transportation assets throughout 2008 negatively affected SouthStar’s operating margin. More favorable market conditions and decreasing natural gas prices in the first six months of 2007 as compared to rising prices during the same time frame in 2008 enabled SouthStar to recognize higher operating margins for 2007 as compared to 2008. SouthStar’s reported results were also negatively impacted during 2008 by the significant decrease in natural gas prices during the second half of the year as SouthStar was required to record $24 million of LOCOM adjustments to reduce its natural gas inventory to market value.

Due to the rising commodity price environment and the widening of transportation basis spreads during the first six months of 2008, Sequent recorded $70 million in losses on the financial instruments it used to hedge its storage and transportation positions. The natural gas market remained volatile with significant decreases in prices and narrowing of basis spreads during the second half of 2008. Consequently Sequent recognized gains on hedging instruments of $52 million for 2008. This is a $35 million net increase compared to 2007. In addition to the increase in hedge gains, Sequent’s commercial activity improved by $25 million for 2008 over 2007, due to more favorable business opportunities presented by the greater volatility in the marketplace. In addition, the decrease in forward prices caused Sequent to be subject to a LOCOM adjustment on its natural gas inventory. The increase in the impact of the adjustment, net of estimated hedging recoveries, was $15 million for 2008 from the prior year. These changes resulted in Sequent reporting operating margin that was $45 million higher for 2008, as compared to 2007.

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

In millions	2008	2007	2006
Residential	$1,194	$1,143	$1,127
Commercial	500	500	460
Transportation	482	401	434
Industrial	280	250	310
Other	344	200	290
Total operating revenues	$2,800	$2,494	$2,621

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

GLOSSARY OF TERMS

Our operating margin and EBIT are not measures that are considered to be calculated in accordance with GAAP. You should not consider operating margin or EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our operating margin and EBIT measures may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of our operating margin and EBIT to our operating income, earnings before income taxes and net income, together with other consolidated financial information for the last three years.

In millions, except per share amounts	2008	2007	2006
Operating revenues	$2,800	$2,494	$2,621
Cost of gas	1,654	1,369	1,482
Operating margin	1,146	1,125	1,139
Operating expenses
Operation and maintenance	472	451	473
Depreciation and amortization	152	144	138
Taxes other than income	44	41	40
Total operating expenses	668	636	651
Operating income	478	489	488
Other income (expense)	6	4	(1)
Minority interest	(20)	(30)	(23)
EBIT	464	463	464
Interest expense	115	125	123
Earnings before income taxes	349	338	341
Income taxes	132	127	129
Net income	$217	$211	$212
Earnings per common share:
Basic	$2.85	$2.74	$2.73
Diluted	$2.84	$2.72	$2.72
Weighted average number of common shares outstanding:
Basic	76.3	77.1	77.6
Diluted	76.6	77.4	78.0

In 2008 our net income increased by $6 million from the prior year primarily due to increased EBIT from wholesale services and energy investments largely due to higher operating margin. This was offset by decreased EBIT at distribution operations and retail energy operations due to lower operating margins as compared to 2007. Additionally, distribution operations’ EBIT contribution decreased due to higher operating expenses as compared to 2007. Our basic earnings per share increased by $0.11 and our diluted earnings per share increased by $0.12, primarily due to our increased earnings and the reduction in the average number of shares outstanding as a result of purchases made under our share repurchase program during 2007.

In 2007 our net income decreased by $1 million from 2006 primarily due to decreased EBIT from wholesale services largely due to lower operating margin. This was offset by increased EBIT at distribution operations, retail energy operations and energy investments due to higher operating margins as compared to 2006. Additionally, distribution operations’ EBIT contribution increased due to lower operating expenses as compared to 2006. Our basic earnings per share increased by $0.01, primarily due to the reduction in the average number of shares outstanding as a result of our share repurchase program. Our diluted earnings per share were unchanged from 2006.

Operating metrics Selected weather, customer and volume metrics for 2008, 2007 and 2006, which we consider to be some of the key performance indicators for our operating segments, are presented in the following tables. We measure the effects of weather on our business through heating degree days. Generally, increased heating degree days result in greater demand for gas on our distribution systems. However, extended and unusually mild weather during the heating season can have a significant negative impact on demand for natural gas. Our marketing and customer retention initiatives are measured by our customer metrics which can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Volume metrics for distribution operations and retail energy operations present the effects of weather and our customers’ demand for natural gas. Wholesale services’ daily physical sales represent the daily average natural gas volumes sold to its customers.

GLOSSARY OF TERMS

Weather
Heating degree days (1)					2008 vs.	2007 vs.	2008 vs.	2007 vs.	2006 vs.
		Year ended December 31,			2007	2006	normal	normal	normal
	Normal	2008	2007	2006	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)
Florida	496	416	326	468	28%	(30)%	(16)%	(34)%	(6)%
Georgia	2,608	2,746	2,366	2,455	16%	(4)%	5%	(9)%	(6)%
Maryland	4,705	4,521	4,621	4,205	(2)%	10%	(4)%	(2)%	(11)%
New Jersey	4,654	4,647	4,777	4,074	(3)%	17%	-	3%	(12)%
Tennessee	2,991	3,179	2,722	2,892	17%	(6)%	6%	(9)%	(3)%
Virginia	3,151	3,031	3,077	2,870	(1)%	7%	(4)%	(2)%	(9)%

					2008 vs.	2007 vs.	2008 vs.	2007 vs.	2006 vs.
		Quarter ended December 31,			2007	2006	normal	normal	normal
	Normal	2008	2007	2006	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)
Florida	160	201	45	111	347%	(59)%	26%	(72)%	(31)%
Georgia	1,021	1,092	877	955	25%	(8)%	7%	(14)%	(6)%
Maryland	1,673	1,693	1,558	1,493	9%	4%	1%	(7)%	(11)%
New Jersey	1,623	1,729	1,605	1,372	8%	17%	7%	(1)%	(15)%
Tennessee	1,184	1,291	969	1,193	33%	(19)%	9%	(18)%	1%
Virginia	1,096	1,151	965	993	19%	(3)%	5%	(12)%	(9)%

(1) Obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents the ten-year averages from January 1999 to December 2008.

Customers	Year ended December 31,			2008 vs. 2007	2007 vs. 2006
	2008	2007	2006	% change	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,557	1,559	1,546	(0.1)%	0.8%
Chattanooga Gas	62	61	61	1.6	-
Elizabethtown Gas	273	272	269	0.4	1.1
Elkton Gas	6	6	6	-	-
Florida City Gas	104	104	104	-	-
Virginia Natural Gas	271	269	264	0.7	1.9
Total	2,273	2,271	2,250	0.1%	0.9%
Operation and maintenance expenses per customer	$145	$145	$156	-	(7)%
EBIT per customer	$145	$149	$138	(3)%	8%

Retail Energy Operations
Average customers (in thousands)	526	540	533	(3)%	1%
Market share in Georgia	34%	35%	35%	(3)%	-

Volumes In billion cubic feet (Bcf)	Year ended December 31,			2008 vs. 2007	2007 vs. 2006
	2008	2007	2006	% change	% change
Distribution Operations
Firm	219	211	199	4%	6%
Interruptible	104	108	117	(4)%	(8)
Total	323	319	316	1%	1%

Retail Energy Operations
Georgia firm	41	39	37	5%	5%
Ohio and Florida	7	5	1	40%	400%

Wholesale Services
Daily physical sales (Bcf / day)	2.60	2.35	2.20	11%	7%

GLOSSARY OF TERMS

Segment information Operating revenues, operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables for the last three years.

In millions	Operating revenues	Operating margin (1)	Operating expenses	EBIT (1)
2008
Distribution operations	$1,768	$818	$493	$329
Retail energy operations	987	149	73	57
Wholesale services	170	122	62	60
Energy investments	55	50	31	19
Corporate (2)	(180)	7	9	(1)
Consolidated	$2,800	$1,146	$668	$464
2007
Distribution operations	$1,665	$820	$485	$338
Retail energy operations	892	188	75	83
Wholesale services	83	77	43	34
Energy investments	42	40	25	15
Corporate (2)	(188)	-	8	(7)
Consolidated	$2,494	$1,125	$636	$463
2006
Distribution operations	$1,624	$807	$499	$310
Retail energy operations	930	156	68	63
Wholesale services	182	139	49	90
Energy investments	41	36	26	10
Corporate (2)	(156)	1	9	(9)
Consolidated	$2,621	$1,139	$651	$464
(1) These are non-GAAP measurements. A reconciliation of operating margin, earnings before income taxes and EBIT to our operating income and net income is contained in “Results of Operations” herein.
(2) Includes intercompany eliminations

Operating margin Our operating margin in 2008 increased by $21 million or 2% compared to 2007 primarily due to higher operating margins at wholesale services and energy investments segments, partially offset by decreased operating margin at our retail energy operations segment. In 2007 our operating margin decreased $14 million or 1% compared to 2006 primarily due to lower operating margin at our wholesale services segment.

Distribution operations The 2008 operating margin for distribution operations decreased by $2 million, compared to 2007, primarily due to lower customer growth and use of natural gas, offset by an increase in revenues from Atlanta Gas Light’s pipeline replacement program (PRP).

Distribution operations’ 2007 operating margin increased $13 million or 2% compared to 2006 primarily due to an increase in customers and slightly overall higher customer use of natural gas. The following table indicates the significant changes in distribution operations’ operating margin for 2008 and 2007.

In millions	2008	2007
Operating margin for prior year	$820	$807
(Decreased) increased customer growth and use of natural gas	(4)	8
Higher PRP revenues at Atlanta Gas Light	6	2
Base rate increase at Chattanooga Gas	-	2
Other	(4)	1
Operating margin for year	$818	$820

Retail energy operations The 2008 operating margin for retail energy operations decreased $39 million or 21% compared to 2007. This was primarily due to a reduction of customers in Georgia, lower contributions from the optimization and management of storage and transportation assets and a $24 million LOCOM adjustment. Retail energy operations did not record a similar LOCOM adjustment in 2007. While 2008 was 16% colder than 2007, and 2007 was 4% warmer than 2006, retail energy operations use of weather derivatives largely offset the effects of weather in operating margin.

Retail energy operations’ 2007 operating margin increased $32 million or 21% compared to 2006. This was primarily due to an increase in customer use of natural gas in Georgia and the combination of retail price spreads and contributions from the optimization of storage and transportation assets and commodity risk management activities. The following table indicates the significant changes in retail energy operations’ operating margin for 2008 and 2007.

In millions	2008	2007
Operating margin for prior year	$188	$156
Inventory LOCOM	(24)	6
(Decreased) increased contributions from management and optimization of storage and transportation assets, and from retail price spreads	(9)	12
(Decreased) increased average number of customers	(8)	2
Pricing settlement with the Georgia Commission	(3)	-
Increased operating margins in Ohio and Florida	2	3
Increased customer use of natural gas	1	8
Increased late payment fees	-	2
Other	2	(1)
Operating margin for year	$149	$188

Wholesale services The 2008 operating margin for wholesale services increased $45 million or 58% compared to 2007. This increase was due to a $35 million increase in reported hedge gains and a $25 million increase in commercial activity, due in part to increased inventory storage and transportation spreads and higher volatility in the marketplace. These increases were partially offset by a $36 million increase in the required LOCOM adjustments to natural gas inventories for the year ended December 31, 2008, net of $21 million in estimated hedging recoveries.

GLOSSARY OF TERMS

Wholesale services’ 2007 operating margin decreased $62 million or 45% compared to 2006. This decrease was due to a reduction in hedge gains and commercial activity, due in part to reduced inventory storage spreads and lower volatility in the marketplace.

The following table indicates the significant changes in wholesale services’ operating margin for 2008 and 2007.

In millions	2008	2007
Operating margin for prior year	$77	$139
Increased (decreased) commercial activity	25	(46)
Increased (decreased) hedge gains	35	(36)
Inventory LOCOM, net of hedging recoveries	(15)	20
Operating margin for year	$122	$77

For more information on Sequent’s expected operating revenues from its storage inventory in 2009 and discussion of increased commercial activity in 2008 compared to 2007, see the description of the wholesale services business in Item 1 “Business” beginning on page 10.

Energy investments The 2008 operating margin for energy investments increased $10 million or 25% compared to 2007. Its 2007 operating margin increased $4 million or 11% from the prior year, primarily due to a larger customer base and customer construction projects at AGL Networks and increased revenues at Jefferson Island as a result of increased interruptible margin opportunities. The following table indicates the significant changes in energy investments’ operating margin for 2008 and 2007.

In millions	2008	2007
Operating margin for prior year	$40	$36
Increased customers and expansion projects at AGL Networks	7	2
Increased revenues at Jefferson Island	3	2
Operating margin for year	$50	$40

Operating expenses Our operating expenses in 2008 increased $32 million or 5% from 2007, which decreased $15 million or 2% from 2006. The following table indicates the significant changes in our operating expenses.

In millions	2008	2007
Operating expenses for prior year	$636	$651
Increased (decreased) incentive compensation costs at distribution operations	11	(14)
Increased (decreased) incentive compensation costs at wholesale services due to higher (lower) operating margin	6	(13)
Increased (decreased) bad debt expense at retail energy operations	3	(3)
Increased incentive compensation costs at retail energy operations due to growth and improved operations	-	3
Increased bad debt expense at distribution operations	5	-
Increased depreciation and amortization	8	6
Increased payroll and other operating costs at wholesale services due to continued expansion	13	7
(Decreased) increased costs at retail energy operations from customer care, marketing and payroll	(5)	5
Increased (decreased) costs at energy investments due to expansion costs at AGL Networks, business development costs and depreciation and legal expenses at Jefferson Island	6	(1)
Other, net primarily at distribution operations due to pension, outside services and reduction in marketing and customer service expenses	(15)	(5)
Operating expenses for year	$668	$636

Other income (expenses) Our 2008 other income (expenses) increased by $2 million compared to 2007 primarily from increased capitalization for regulatory allowances for funds used during distribution operations’ construction projects. Our 2007 other income increased by $5 million as compared to 2006 primarily due to lower charitable contributions at distribution operations and retail energy operations.

Interest expense The decreased interest expense of $10 million or 8% in 2008 as compared to 2007 was due primarily to lower short-term interest rates partially offset by higher average debt outstanding and a $3 million premium paid for the early redemption of the $75 million notes payable to AGL Capital Trust I, which was recorded as interest expense in 2007.

The increased interest expense of $2 million or 2% in 2007 compared to 2006 was primarily due to higher short-term interest rates and the $3 million premium previously discussed. The following table provides additional detail on interest expense for the last three years and the primary items that affect year-over-year change.

In millions	2008	2007	2006
Interest expense	$115	$125	$123
Average debt outstanding (1)	$2,156	$1,967	$2,023
Average rate (2)	5.3%	6.4%	6.1%
(1)	Daily average of all outstanding debt.
(2)	Excluding $3 million premium paid for early redemption of debt, average rate in 2007 would have been 6.2%.

GLOSSARY OF TERMS

Income tax expense The increase in income tax expense of $5 million or 4% in 2008 compared to 2007 was primarily due to higher consolidated earnings and a slightly higher effective tax rate of 37.8% in 2008 compared to an effective tax rate of 37.6% in 2007.

The decrease in income tax expense of $2 million or 2% in 2007 compared to 2006 was primarily due to lower consolidated earnings and a slightly lower effective tax rate of 37.6% in 2007 compared to an effective tax rate of 37.8% in 2006. For more information on our income taxes, including a reconciliation between the statutory federal income tax rate and the effective rate, see Note 8.

Liquidity and Capital Resources

Overview Our primary sources of liquidity are cash provided by operating activities, short-term borrowings under our commercial paper program (which is supported by our Credit Facilities), borrowings from our Credit Facilities and borrowings under our Sequent and SouthStar lines of credit. Additionally from time to time, we raise funds from the public debt and equity capital markets through our existing shelf registration statement to fund our liquidity and capital resource needs.

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

We believe the amounts available to us under our Credit Facilities and the issuance of debt and equity securities together with cash provided by operating activities will continue to allow us to meet our needs for working capital, pension contributions, construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments, common share repurchases and other cash needs through the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

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

In millions	2008	2007	2006
Net cash provided by (used in):
Operating activities	$227	$377	$351
Investing activities	(372)	(253)	(248)
Financing activities	142	(122)	(118)
Net (decrease) increase in cash and cash equivalents	$(3)	$2	$(15)

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

Our operations are seasonal in nature, with the business depending to a great extent on the first and fourth quarters of each year. As a result of this seasonality, our natural gas inventories are usually at their highest levels in November each year, and largely are drawn down in the heating season, providing a source of cash as this asset is used to satisfy winter sales demand. The establishment and price fluctuations of our natural gas inventories, which meet customer demand during the winter heating season, can cause significant variations in our cash flow from operations from period to period and are reflected in changes to our working capital.

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

GLOSSARY OF TERMS

2008 compared to 2007 In 2008, our net cash flow provided from operating activities was $227 million, a decrease of $150 million or 40% from 2007. This decrease was primarily a result of increased working capital requirements of $104 million, principally driven by increased cash used for inventory purchases which were impacted by rising natural gas prices during the first half of 2008.

2007 compared to 2006 In 2007, our net cash flow provided from operating activities was $377 million, an increase of $23 million or 6% from 2006. The increase was due to higher realized gains on our energy marketing and risk management assets and liabilities and lower cash requirements for our natural gas inventories due to price and inventory volume fluctuations. This was offset by increased cash payments for income taxes due to realized gains on our energy marketing and risk management activities and higher working capital requirements.

Cash Flow from Investing Activities Our net cash used in investing activities consisted primarily of PP&E expenditures. The majority of our PP&E expenditures are within our distribution operations segment, which includes our investments in new construction and infrastructure improvements.

Our estimated PP&E expenditures of approximately $453 million in 2009 and actual expenditures of $372 million in 2008, $259 million in 2007 and $253 million in 2006 are shown within the following categories and are presented in the chart below.

•	Base business – new construction and infrastructure improvements at our distribution operations segment
•	Natural gas storage – salt-dome cavern expansions at Golden Triangle Storage and Jefferson Island
•	Hampton Roads – Virginia Natural Gas’ pipeline project, which will connect its northern and southern systems
•	PRP – Atlanta Gas Light’s program to replace all bare steel and cast iron pipe in its Georgia system
•	Magnolia project –pipelines acquired from Southern Natural Gas connecting our Georgia service territory to the Elba Island LNG facility
•	Other – primarily includes information technology, building and leasehold improvements and AGL Networks’ telecommunication expenditures

In 2008, our PP&E expenditures were $113 million or 44% higher than in 2007. This was primarily due to an increase in our natural gas storage project expenditures of $48 million as we began construction of our Golden Triangle Storage facility, $43 million in increased expenditures for the Hampton Roads project and increased expenditures of $29 million for PRP as we replaced larger-diameter pipe in more densely populated areas. This was offset by decreased expenditures of $7 million on our base business and other projects.

In 2007, our PP&E expenditures were $6 million or 2% higher than in 2006. This was primarily due to an increase in PRP expenditures of $10 million as we replaced larger-diameter pipe in more densely populated areas and $5 million in expenditures for the Hampton Roads project. This was offset by decreased expenditures of $4 million on our storage projects and $5 million on our base business and other projects.

Our estimated expenditures for 2009 include discretionary spending for capital projects principally within the base business and natural gas storage categories. We continually evaluate whether to proceed with these projects, reviewing them in relation to factors including our authorized returns on rate base, other returns on invested capital for projects of a similar nature, capital structure and credit ratings, among others. We will make adjustments to these discretionary expenditures as necessary based upon these factors.

GLOSSARY OF TERMS

In October 2008, the New Jersey Governor presented a Comprehensive Economic Stimulus Plan for New Jersey that is intended to enhance the State’s business climate and support short-term employment growth and long-term economic prospects. Recognizing that the State’s natural gas utilities play a crucial role in both improving the State’s economic condition and encouraging energy efficiency, the Governor’s stimulus package included provisions for energy companies to invest in programs for utility customers that will encourage energy efficiency, generate jobs and strengthen the local economy. In accordance with the Governor’s plan, in January 2009 Elizabethtown Gas filed a two-year utility infrastructure enhancement program and cost recovery mechanism that, if approved, would require an additional $20 million in capital expenditures in 2009.

Cash Flow from Financing Activities Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities.

As of December 31, 2008, our variable-rate debt was $1,026 million or 40% of our total debt, compared to $840 million or 37% as of December 31, 2007. This increase was principally due to borrowings under our Credit Facilities and commercial paper borrowings. As of December 31, 2008, our Credit Facilities and commercial paper borrowings were $773 million or 37% higher than the same time last year, primarily a result of higher working capital requirements, driven by higher natural gas prices during the inventory injection season and increased PP&E expenditures of $113 million. For more information on our debt, see Note 6.

Credit Ratings We strive to maintain or improve our credit ratings on our debt to manage our existing financing cost and enhance our ability to raise additional capital on favorable terms. Factors we consider important in assessing our credit ratings include our balance sheet leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of December 31, 2008.

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

Our Credit Facilities’ financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. Our ratio of total debt to total capitalization calculation contained in our debt covenant includes minority interest, standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. Our debt-to-equity calculation, as defined by our Credit Facilities, was 59% at December 31, 2008 and 58% at December 31, 2007. These amounts are within our required and targeted ranges. The components of our capital structure, as calculated from our consolidated balance sheets, as of the dates indicated, are provided in the following table.

In millions	December 31, 2008		December 31, 2007
Short-term debt	$866	21%	$580	15%
Long-term debt	1,675	40	1,675	43
Total debt	2,541	61	2,255	58
Common shareholders’ equity	1,652	39	1,661	42
Total capitalization	$4,193	100%	$3,916	100%

We are currently in compliance with all existing debt provisions and covenants. We believe that accomplishing these capitalization objectives and maintaining sufficient cash flow are necessary to maintain our investment-grade credit ratings and to allow us access to capital at reasonable costs.

GLOSSARY OF TERMS

Short-term Debt Our short-term debt is composed of borrowings and payments of commercial paper, lines of credit and payments of the current portion of our capital leases. Our short-term debt financing generally increases between June and December because our payments for natural gas and pipeline capacity are generally made to suppliers prior to the collection of accounts receivable from our customers. We typically reduce short-term debt balances in the spring because a significant portion of our current assets are converted into cash at the end of the winter heating season.

In June 2008 we extended Sequent’s $25 million unsecured line of credit bearing interest at the federal funds rate plus 0.75% through June 2009. In September 2008 Sequent extended its $20 million second line of credit that bears interest at the LIBOR rate plus 1.0% to September 2009. In December 2008 the terms of this line of credit were decreased to $5 million bearing interest at the LIBOR rate plus 3.0%. Sequent’s lines of credit are used solely for the posting of margin deposits for NYMEX transactions and are unconditionally guaranteed by us.

Under the terms of our Credit Facilities, which expires in August 2011, the aggregate principal amount available is $1 billion and we can request an option to increase the aggregate principal amount available for borrowing to $1.25 billion on not more than three occasions during each calendar year.

In September 2008, we completed a $140 million supplemental credit facility that expires in September 2009, which will provide additional liquidity for working capital and capital expenditure needs. This $140 million credit facility allows for the option to request an increase in the borrowing capacity to $150 million and supplements our existing $1 billion Credit Facility which expires in August 2011.

More information on our short-term debt as of December 31, 2008, which we consider one of our primary sources of liquidity, is presented in the following table:

In millions	Capacity	Outstanding
Credit Facilities	$1,140	$773
SouthStar line of credit	75	75
Sequent lines of credit	30	17
Total	$1,245	$865

We normally access the commercial paper markets to finance our working capital needs. However, during the third and fourth quarters of 2008, adverse developments in the global financial and credit markets, including the failure or merger between several large financial institutions, have made it more difficult for us to access the commercial paper market at reasonable rates. As a result, at times we relied upon our Credit Facilities for our liquidity and capital resource needs. At December 31, 2007, we had no outstanding credit line borrowings under the Credit Facilities and $566 million of commercial paper issuances.

Long-term Debt Our long-term debt matures more than one year from the balance sheet date and consists of medium-term notes, senior notes, gas facility revenue bonds, and capital leases. The following represents our long-term debt activity over the last three years.

Gas Facility Revenue Bonds

•
In June 2008, we refinanced $122 million of our gas facility revenue bonds, $47 million due October 2022, $20 million due October 2024 and $55 million due June 2032. There was no change to the maturity dates of these bonds. The $55 million bond has an interest rate that resets daily and the $47 million and $20 million bonds had a 35-day auction period where the interest rate adjusted every 35 days. Both the bonds with principal amounts of $47 million and $55 million now have interest rates that reset daily and the bond with a principal amount of $20 million has an interest rate that resets weekly. The interest rates at December 31, 2008, ranged from 0.7% to 1.10%.

•
In September 2008, we refinanced $39 million of our gas facility revenue bonds due June 2026.The bonds had a 35-day auction period where the interest rate adjusted every 35 days now they have interest rates that reset daily. The maturity date of these bonds remains June 2026. The interest rate at December 31, 2008, was 1.1%.

Senior notes

•
In December 2007 and June 2006, AGL Capital issued $125 million and $175 million of 6.375% senior notes. The proceeds of the note issuances, equal to approximately $296 million, were used to pay down short-term indebtedness incurred under our commercial paper program.

Notes payable to Trusts

•
In July 2007, we used the proceeds from the sale of commercial paper to pay AGL Capital Trust I the $75 million principal amount of 8.17% junior subordinated debentures plus a $3 million premium for early redemption of the junior subordinated debentures, and to pay a $2 million note representing our common securities interest in AGL Capital Trust I.

•
In May 2006, we used the proceeds from the sale of commercial paper to pay AGL Capital Trust II the $150 million of junior subordinated debentures and to pay a $5 million note representing our common securities interest in AGL Capital Trust II.

GLOSSARY OF TERMS

Medium-term notes

•	In January 2007, we used proceeds from the sale of commercial paper to redeem $11 million of 7% medium-term notes previously scheduled to mature in January 2015.

Minority Interest A cash distribution of $30 million in 2008, $23 million in 2007 and $22 million in 2006 for SouthStar’s dividend distributions to Piedmont were recorded in our consolidated statement of cash flows as a financing activity.

Dividends on Common Stock Our common stock dividend payments were $124 million in 2008, a $1 million increase from 2007. While our dividends per common share increased 2% in 2008 from $1.64 to $1.68 per common share; this was offset by fewer outstanding shares as a result of our share repurchase plans. The $12 million or 11% increase in common stock dividend payments in 2007 compared to 2006, resulted from our 11% increase in our common stock dividends per share from $1.48 to $1.64 per common share.

In 2008, our dividend payout ratio was 59%, which is consistent with our payout ratio of 60% in 2007. We expect that our dividend payout ratio will remain consistent with the dividend payout ratios of our peer companies, which is currently an average of 58% with an average dividend yield of 4.3%. Our diluted earnings per share and declared common stock dividends per share along with our dividend payout ratio for the last three years are presented in the following chart.
For information about restrictions on our ability to pay dividends on our common stock, see Note 5 “Common Shareholders’ Equity.”

Treasury Shares In March 2001 our Board of Directors approved the purchase of up to 600,000 shares of our common stock to be used for issuances under the Officer Incentive Plan. During 2008, we purchased 15,133 shares. As of December 31, 2008, we had purchased a total 312,367 shares, leaving 287,633 shares available for purchase.

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

For the year ended December 31, 2008, we did not purchase shares of our common stock. During the same period in 2007, we purchased approximately 2 million shares of our common stock at a weighted average cost of $39.56 per share and an aggregate cost of $80 million. We hold the purchased shares as treasury shares. For more information on our share repurchases see Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

GLOSSARY OF TERMS

Shelf Registration In August 2007, we filed a new shelf registration with the SEC. The debt securities and related guarantees will be issued by AGL Capital under an indenture dated as of February 20, 2001, as supplemented and modified, as necessary, among AGL Capital, AGL Resources and The Bank of New York Trust Company, N.A., as trustee. The indenture provides for the issuance from time to time of debt securities in an unlimited dollar amount and an unlimited number of series subject to our Credit Facilities’ financial covenants related to total debt to total capitalization. The debt securities will be guaranteed by AGL Resources.

Contractual Obligations and Commitments We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities that are reasonably likely to have a material effect on liquidity or the availability of requirements for capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. As we do for other subsidiaries, AGL Resources provides guarantees to certain gas suppliers for SouthStar in support of payment obligations. The following table illustrates our expected future contractual obligation payments such as debt and lease agreements, and commitments and contingencies as of December 31, 2008.

			2010 &	2012 &	2014 &
In millions	Total	2009	2011	2013	thereafter
Recorded contractual obligations:

Long-term debt	$1,675	$-	$302	$242	$1,131
Short-term debt	866	866	-	-	-
Environmental remediation liabilities (1)	106	17	41	38	10
PRP costs (1)	189	49	91	49	-
Total	$2,836	$932	$434	$329	$1,141

Unrecorded contractual obligations and commitments (2):

Interest charges (3)	$975	$94	$168	$137	$576
Pipeline charges, storage capacity and gas supply (4)	1,713	491	573	299	350
Operating leases	137	30	45	25	37
Standby letters of credit, performance / surety bonds	52	48	3	1	-
Asset management agreements (5)	32	12	19	1	-
Pension contributions	7	7	-	-	-
Total	$2,916	$682	$808	$463	$963

(1)	Includes charges recoverable through rate rider mechanisms.
(2)	In accordance with GAAP, these items are not reflected in our consolidated balance sheets.
(3)
Floating rate debt is based on the interest rate as of December 31, 2008, and the maturity of the underlying debt instrument. As of December 31, 2008, we have $35 million of accrued interest on our consolidated balance sheet that will be paid in 2009.

(4)	Charges recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers, and includes demand charges associated with Sequent.
(5)	Represent fixed-fee minimum payments for Sequent’s affiliated asset management.

Pipeline Charges, Storage Capacity and Gas Supply Contracts. A subsidiary of NUI entered into two 20-year agreements for the firm transportation and storage of natural gas during 2003 with annual aggregate demand charges of approximately $5 million. As a result of our acquisition of NUI and in accordance with SFAS 141, we valued the contracts at fair value and established a long-term liability of $38 million for the excess liability that will be amortized to our consolidated statements of income over the remaining lives of the contracts of $2 million annually through November 2023 and $1 million annually from November 2023 to November 2028. The gas supply amount includes SouthStar gas commodity purchase commitments of 15 Bcf at floating gas prices calculated using forward natural gas prices as of December 31, 2008, and is valued at $85 million.

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

Standby letters of credit and performance / surety bonds. We also have incurred various financial commitments in the normal course of business. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. We would expect to fund these contingent financial commitments with operating and financing cash flows.

GLOSSARY OF TERMS

Pension and Postretirement Obligations. Generally, our funding policy is to contribute annually an amount that will at least equal the minimum amount required to comply with the Employee Retirement Income Security Act of 1974. Additionally, we calculate any required pension contributions using the projected unit credit cost method. However, additional voluntary contributions are made from time to time as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by state regulatory commissions.

The state regulatory commissions have phase-ins that defer a portion of the postretirement benefit expense for future recovery. We recorded a regulatory asset for these future recoveries of $11 million as of December 31, 2008 and $12 million as of December 31, 2007. In addition, we recorded a regulatory liability of $5 million as of December 31, 2008 and $4 million as of December 31, 2007 for our expected expenses under the AGL Postretirement Plan. See Note 3 “Employee Benefit Plans,” for additional information about our pension and postretirement plans.

We were not required to make a minimum funding contribution to our pension plans during 2008. Based on the current funding status of the plans, we would be required to make a minimum contribution to the plans of approximately $7 million in 2009. We are planning to make additional contributions in 2009 up to $61 million, for a total of up to $68 million, in order to preserve the current level of benefits under the plans and in accordance with funding requirements of the Pension Protection Act.

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

Pipeline Replacement Program Liabilities Atlanta Gas Light was ordered by the Georgia Commission (through a joint stipulation and a subsequent settlement agreement between Atlanta Gas Light and the Georgia Commission staff) to undertake a PRP that would replace all bare steel and cast iron pipe in its system. Approximately 68 miles of cast iron and 420 miles of bare steel pipe still require replacement. If Atlanta Gas Light does not perform in accordance with the initial and amended PRP stipulation, it can be assessed certain nonperformance penalties. However to date, Atlanta Gas Light is in full compliance.

The stipulation also provides for recovery of all prudent costs incurred under the program, which Atlanta Gas Light has recorded as a regulatory asset. The regulatory asset has two components:

•	the costs incurred to date that have not yet been recovered through rate riders
•	the future expected costs to be recovered through rate riders

The determination of future expected costs associated with our PRP involves judgment. Factors that must be considered in estimating the future expected costs are projected capital expenditure spending, including labor and material costs, and the remaining infrastructure footage to be replaced for the remaining years of the program. We recorded a long-term liability of $140 million as of December 31, 2008 and $190 million as of December 31, 2007, which represented engineering estimates for remaining capital expenditure costs in the PRP. As of December 31, 2008, we had recorded a current liability of $49 million, representing expected PRP expenditures for the next 12 months. We report these estimates on an undiscounted basis. If Atlanta Gas Light’s PRP expenditures, subject to future recovery, were $10 million higher or lower its incremental expected annual revenues would have changed by approximately $1 million.

Environmental Remediation Liabilities We historically reported estimates of future remediation costs based on probabilistic models of potential costs. We report these estimates on an undiscounted basis. As we continue to conduct the actual remediation and enter into cleanup contracts, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. These estimates contain various engineering uncertainties, and we continuously attempt to refine and update these engineering estimates.

GLOSSARY OF TERMS

Our latest available estimate as of December 31, 2008 for those elements of the remediation program with in-place contracts or engineering cost estimates is $12 million for Atlanta Gas Light’s Georgia and Florida sites. This is a decrease of $3 million from the December 31, 2007 estimate of projected engineering and in-place contracts. For elements of the remediation program where Atlanta Gas Light still cannot perform engineering cost estimates, considerable variability remains in available estimates. The estimated remaining cost of future actions at these sites is $26 million, which includes less than $1 million in estimates of certain other costs it pays related to administering the remediation program and remediation of sites currently in the investigation phase. Beyond 2010, these costs cannot be estimated. As of December 31, 2008, we have recorded a liability of $38 million.

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

In New Jersey, Elizabethtown Gas is currently conducting remediation activities with oversight from the New Jersey Department of Environmental Protection. Although the actual total cost of future environmental investigation and remediation efforts cannot be estimated with precision, the range of reasonably probable costs is $58 million to $116 million. As of December 31, 2008, we have recorded a liability of $58 million.

The New Jersey Commission has authorized Elizabethtown Gas to recover prudently incurred remediation costs for the New Jersey properties through its remediation adjustment clause. As a result, Elizabethtown Gas has recorded a regulatory asset of approximately $66 million, inclusive of interest, as of December 31, 2008, reflecting the future recovery of both incurred costs and future remediation liabilities in the state of New Jersey. Elizabethtown Gas has also been successful in recovering a portion of remediation costs incurred in New Jersey from its insurance carriers and continues to pursue additional recovery. As of December 31, 2008, the variation between the amounts of the environmental remediation cost liability recorded in the consolidated balance sheet and the associated regulatory asset is due to expenditures for environmental investigation and remediation exceeding recoveries from ratepayers and insurance carriers.

We also own remediation sites located outside of New Jersey. One site, in Elizabeth City, North Carolina, is subject to an order by the North Carolina Department of Environment and Natural Resources. Preliminary estimates for investigation and remediation costs range from $10 million to $20 million. As of December 31, 2008, we had recorded a liability of $10 million related to this site. There is one other site in North Carolina where investigation and remediation is probable, although no regulatory order exists and we do not believe costs associated with this site can be reasonably estimated. In addition, there are as many as six other sites with which we had some association, although no basis for liability has been asserted. We do not believe that costs to investigate and remediate these sites, if any, can be reasonably estimated at this time.

With respect to these costs, we currently pursue or intend to pursue recovery from ratepayers, former owners and operators and insurance carriers. While we have been successful in recovering a portion of these remediation costs from our insurance carriers, we are not able to express a belief as to the success of additional recovery efforts. We are working with the regulatory agencies to manage our remediation costs so as to mitigate the impact of such costs on both ratepayers and shareholders.

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

SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, SFAS 133 allows a derivative’s gains and losses to offset related results on the hedged item in the income statement in the case of a fair value hedge, or to record the gains and losses in OCI until the hedged transaction occurs in the case of a cash flow hedge. Additionally, SFAS 133 requires that a company formally designate a derivative as a hedge as well as document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting treatment. SFAS 133 applies to treasury locks and interest rate swaps executed by AGL Capital and gas commodity contracts executed by Sequent and SouthStar. SFAS 133 also applies to gas commodity contracts executed by Elizabethtown Gas under a New Jersey Commission authorized hedging program that requires gains and losses on these derivatives are reflected in purchased gas costs and ultimately billed to customers. Our derivative and hedging activities are described in further detail in Note 2 “Financial Instruments and Risk Management” and Item 1 “Business.”

GLOSSARY OF TERMS

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

We attempt to mitigate substantially all our commodity price risk associated with Sequent’s natural gas storage portfolio and lock in the economic margin at the time we enter into purchase transactions for our stored natural gas. We purchase natural gas for storage when the current market price we pay plus storage costs is less than the market price we could receive in the future. We lock in the economic margin by selling NYMEX futures contracts or other OTC derivatives in the forward months corresponding with our withdrawal periods. We use contracts to sell natural gas at that future price to lock in the operating revenues we will ultimately realize when the stored natural gas is actually sold. These contracts meet the definition of a derivative under SFAS 133.

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

Natural gas that we purchase and inject into storage is accounted for at the lower of weighted average cost or market value. Under current accounting guidance, we recognize a loss in any period when the market price for natural gas is lower than the carrying amount of our purchased natural gas inventory. Costs to store the natural gas are recognized in the period the costs are incurred. We recognize revenues and cost of natural gas sold in our statement of consolidated income in the period we sell gas and it is delivered out of the storage facility.

The derivatives we use to mitigate commodity price risk and substantially lock in the operating margin upon the sale of stored natural gas are accounted for at fair value and marked to market each period, with changes in fair value recognized as unrealized gains or losses in the period of change. This difference in accounting - the lower of weighted average cost or market basis for our storage inventory versus the fair value accounting for the derivatives used to mitigate commodity price risk - can and does result in volatility in our reported earnings.

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

SouthStar also uses derivative instruments to manage exposures arising from changing commodity prices. SouthStar’s objective for holding these derivatives is to minimize volatility in wholesale commodity natural gas prices. A portion of SouthStar’s derivative transactions are designated as cash flow hedges under SFAS 133. Derivative gains or losses arising from cash flow hedges are recorded in OCI and are reclassified into earnings in the same period the underlying hedged item is reflected in the income statement. As of December 31, 2008, the ending balance in OCI for derivative transactions designated as cash flow hedges under SFAS 133 was a loss of $6 million, net of minority interest and taxes. Any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item, is recorded into earnings in the period in which it occurs. SouthStar currently has minimal hedge ineffectiveness. SouthStar’s remaining derivative instruments are not designated as hedges under SFAS 133. Therefore, changes in their fair value are recorded in earnings in the period of change.

SouthStar also enters into weather derivative instruments in order to stabilize operating margins in the event of warmer-than-normal and colder-than-normal weather in the winter months. These contracts are accounted for using the intrinsic value method under the guidance of EITF 99-02. Changes in the intrinsic value of these derivatives are recorded in earnings in the period of change. The weather derivative contracts contain strike amount provisions based on cumulative heating degree days for the covered periods. In 2008 and 2007, SouthStar entered into weather derivatives (swaps and options) for the respective winter heating seasons, primarily from November through March. As of December 31, 2008, SouthStar recorded a current asset of $4 million for this hedging activity.

GLOSSARY OF TERMS

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

Our total pension and other benefit costs remained relatively unchanged during the current-year period when compared with the prior-year period as the assumptions we made during our annual pension plan valuation were consistent with the prior year. The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Our expected return on our pension plan assets remained constant at 9%.

The discount rate is used principally to calculate the actuarial present value of our pension and postretirement obligations and net pension and postretirement cost. When establishing our discount rate which we have determined to be 6.2% at December 31, 2008, we consider high quality corporate bond rates based on Moody’s Corporate AA long-term bond rate of 5.62% and the Citigroup Pension Liability rate of 5.87% at December 31, 2008. We further use these market indices as a comparison to a single equivalent discount rate derived with the assistance of our actuarial advisors. This analysis as of December 31, 2008 produced a single equivalent discount rate of 6.2%.

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

Our postretirement plans have been capped at 2.5% for increases in health care costs. Consequently, a one-percentage-point increase or decrease in the assumed health care trend rate does not materially affect the periodic benefit cost for our postretirement plans. A one percentage-point increase in the assumed health care cost trend rate would increase our accumulated projected benefit obligation by $4 million. A one percentage-point decrease in the assumed health care cost trend rate would decrease our accumulated projected benefit obligation by $3 million. Our assumed rate of retirement is estimated based upon an annual review of participant census information as of the measurement date.

At December 31, 2008, our pension and postretirement liability increased by approximately $178 million, primarily resulting from an after-tax loss to OCI of $111 million ($184 million before tax), offset by $5 million in benefit payments that we funded and $1 million in net pension and postretirement benefit credits we recorded in 2008. These changes reflect our funding contributions to the plan, benefit payments out of the plans, and updated valuations for the projected benefit obligation (PBO) and plan assets.

GLOSSARY OF TERMS

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

See “Note 3, Employee Benefit Plans,” for additional information on our pension and postretirement plans, which includes our investment policies and strategies, target allocation ranges and weighted average asset allocations for 2008 and 2007.

The actual return on our pension plan assets compared to the expected return on plan assets of 8.75% will have an impact on our ABO as of December 31, 2009 and our pension expense for 2009. We are unable to determine how this actual return on plan assets will affect future ABO and pension expense, as actuarial assumptions and differences between actual and expected returns on plan assets are determined at the time we complete our actuarial evaluation as of December 31, 2009. Our actual returns may also be positively or negatively impacted as a result of future performance in the equity and bond markets. The following tables illustrate the effect of changing the critical actuarial assumptions, as discussed previously, while holding all other assumptions constant.

            AGL Resources Inc. Retirement and Postretirement Plans

In millions		Pension Benefits
Actuarial assumptions	Percentage-point change in assumption	Increase (decrease) in ABO		Increase (decrease) in cost
Expected long-term return on plan assets	+/- 1%	$	- / -	$(3) / 3
Discount rate	+/- 1%		(41) / 46	(4) / 4

                    NUI Corporation Retirement Plan

In millions
Actuarial assumptions	Percentage-point change in assumption	Increase (decrease) in ABO		Pension Benefits Increase (decrease) in cost
Expected long-term return on plan assets	+/- 1%	$	- / -	$(1) / 1
Discount rate	+/- 1%		(6) / 7	- / (-)

Differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed 10% of the greater of the PBO or the MRVPA. If necessary, the excess is amortized over the average remaining service period of active employees.

In addition to the assumptions listed above, the measurement of the plans’ obligations and costs depend on other factors such as employee demographics, the level of contributions made to the plans, earnings on the plans’ assets and mortality rates. Consequently, based on these factors as well as a discount rate of 6.2%, an expected return on plan assets of 8.75% and our expectations with respect to plan contributions, we expect net periodic pension and other postretirement benefit costs to be in the range of $10 million to $12 million in 2009, an $11 million to $13 million increase relative to 2008.

Income Taxes We account for income taxes in accordance with SFAS 109 and FIN 48 which require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 and FIN 48 also requires that deferred tax assets be reduced by a valuation if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We adopted the provisions of FIN 48 on January 1, 2007. At the date of adoption, as of December 31, 2007 and as of December 31, 2008, we did not have a liability for unrecognized tax benefits.

Our net long-term deferred tax liability totaled $646 million at December 31, 2008 (see Note 8 “Income Taxes”). This liability is estimated based on the expected future tax consequences of items recognized in the financial statements. After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expense in our income tax returns. For state income tax and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that our deferred tax assets will not be realized. We had a $3 million valuation allowance on $104 million of deferred tax assets as of December 31, 2008, reflecting the expectation that most of these assets will be realized. In addition, we operate within multiple taxing jurisdictions and we are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We maintain a liability for the estimate of potential income tax exposure and in our opinion adequate provisions for income taxes have been made for all years.

GLOSSARY OF TERMS

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

Recently issued

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

FSP EITF 03-6-1 The FASB issued this FSP in June 2008 and it is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing nonforfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of December 31, 2008, we had approximately 145,000 restricted shares with nonforfeitable dividend rights. We will adopt FSP EITF 03-6-1 effective on January 1, 2009.

FSP FAS 133-1 The FASB issued this FSP in September 2008 and it is effective for fiscal years beginning after November 15, 2008. This FSP requires more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of the instruments. This FSP will have no financial impact to our consolidated results of operations, cash flows or financial condition. We will adopt FSP FAS 133-1 effective on January 1, 2009.

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

FSP FAS 140-4 and FIN 46R-8 The FASB issued this FSP in December 2008 and it is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities in accordance with SFAS 140 and FIN 46R. These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. We adopted this FSP as of December 31, 2008, which had no financial impact to our consolidated results of operations, cash flows or financial condition.

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

GLOSSARY OF TERMS

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

We have designated a portion of SouthStar’s derivative transactions as cash flow hedges in accordance with SFAS 133. We record derivative gains or losses arising from cash flow hedges in OCI and reclassify them into earnings as cost of gas in our consolidated statement of income in the same period as the underlying hedged transaction occurs and is recorded in earnings. We record any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset and are greater than the losses or gains on the hedged item, in cost of gas in our consolidated statement of income in the period in which the ineffectiveness occurs. SouthStar currently has minimal hedge ineffectiveness. We have not designated the remainder of SouthStar’s derivative instruments as hedges under SFAS 133 and, accordingly, we record changes in their fair value in earnings as cost of gas in our consolidated statements of income in the period of change.

SouthStar recorded a net unrealized loss related to changes in the fair value of derivative instruments utilized in its energy marketing and risk management activities of $27 million during 2008 and $7 million during 2007, and net unrealized gains of $14 million during 2006. The following tables illustrate the change in the net fair value of the derivative instruments and energy-trading contracts during 2008, 2007 and 2006 and provide details of the net fair value of contracts outstanding as of December 31, 2008, 2007 and 2006.

In millions	2008	2007	2006
Net fair value of contracts outstanding at beginning of period	$10	$17	$3
Contracts realized or otherwise settled during period	(10)	(16)	(3)
Change in net fair value of contracts	(17)	9	17
Net fair value of contracts outstanding at end of period	(17)	10	17
Netting of cash collateral	31	3	(5)
Cash collateral and net fair value of contracts outstanding at end of period	$14	$13	$12

The sources of SouthStar’s net fair value at December 31, 2008, are as follows.

In millions	Prices actively quoted (1)	Prices provided by other external sources (2)
Mature through 2009	$(24)	$2
Mature through 2010	5	-
Total net fair value	$(19)	$2
(1)	Valued using NYMEX futures prices.
(2)
Values primarily related to weather derivative transactions that are valued on an intrinsic basis in accordance with EITF 99-02 as based on heating degree days. Additionally, includes values associated with basis transactions that represent the commodity from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

SouthStar routinely utilizes various types of financial and other instruments to mitigate certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and swap agreements. The following table includes the cash collateral fair values and average values of SouthStar’s energy marketing and risk management assets and liabilities as of December 31, 2008 and 2007. SouthStar bases the average values on monthly averages for the 12 months ended December 31, 2008 and 2007.

GLOSSARY OF TERMS

	Average values at December 31,
In millions	2008	2007
Asset	$17	$11
Liability	12	4

	Cash collateral and fair values at December 31,
In millions	2008	2007
Asset	$16	$13
Liability	2	-

Value-at-risk A 95% confidence interval is used to evaluate VaR exposure. A 95% confidence interval means there is a 5% confidence that the actual loss in portfolio value will be greater than the calculated VaR value over the holding period. We calculate VaR based on the variance-covariance technique. This technique requires several assumptions for the basis of the calculation, such as price distribution, price volatility, confidence interval and holding period. Our VaR may not be comparable to a similarly titled measure of another company because, although VaR is a common metric in the energy industry, there is no established industry standard for calculating VaR or for the assumptions underlying such calculations. SouthStar’s portfolio of positions for 2008 and 2007, had annual average 1-day holding period VaRs of less than $100,000, and its high, low and period end 1-day holding period VaR were immaterial.

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

The changes in fair value of Sequent’s derivative instruments utilized in its energy marketing and risk management activities and contract settlements increased the net fair value of its contracts outstanding by $25 million during 2008, reduced net fair value by $62 million during 2007 and increased net fair value by $132 million during 2006. The following tables illustrate the change in the net fair value of Sequent’s derivative instruments during 2008, 2007 and 2006 and provide details of the net fair value of contracts outstanding as of December 31, 2008, 2007 and 2006.

In millions	2008	2007	2006
Net fair value of contracts outstanding at beginning of period	$57	$119	$(13)
Contracts realized or otherwise settled during period	(49)	(102)	17
Change in net fair value of contracts	74	40	115
Net fair value of contracts outstanding at end of period	82	57	119
Netting of cash collateral	97	(9)	(19)
Cash collateral and net fair value of contracts outstanding at end of period	$179	$48	$100

The sources of Sequent’s net fair value at December 31, 2008, are as follows.
In millions	Prices actively quoted (1)	Prices provided by other external sources (2)
Mature through 2009	$(26)	$100
Mature 2010 – 2011	(19)	21
Mature 2012 - 2014	-	6
Total net fair value	$(45)	$127
(1)	Valued using NYMEX futures prices.
(2)
Valued using basis transactions that represent the cost to transport the commodity from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

The following tables include the cash collateral fair values and average values of Sequent’s energy marketing and risk management assets and liabilities as of December 31, 2008 and 2007. Sequent bases the average values on monthly averages for the 12 months ended December 31, 2008 and 2007.

	Average values at December 31,
In millions	2008	2007
Asset	$96	$63
Liability	45	16

	Cash collateral and fair values at December 31,
In millions	2008	2007
Asset	$206	$61
Liability	27	13

Value-at-risk Sequent employs a systematic approach to evaluating and managing the risks associated with contracts related to wholesale marketing and risk management, including VaR. Similar to SouthStar, Sequent uses a 1-day holding period and a 95% confidence interval to evaluate its VaR exposure.

GLOSSARY OF TERMS

Sequent’s open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management, including the chief risk officer. Because Sequent generally manages physical gas assets and economically protects its positions by hedging in the futures and OTC markets, its open exposure is generally minimal, permitting Sequent to operate within relatively low VaR limits. Sequent employs daily risk testing, using both VaR and stress testing, to evaluate the risks of its open positions.

Sequent’s management actively monitors open commodity positions and the resulting VaR. Sequent continues to maintain a relatively matched book, where its total buy volume is close to its sell volume, with minimal open commodity risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s portfolio of positions for the 12 months ended December 31, 2008, 2007 and 2006 had the following 1-day holding period VaRs.

In millions	2008	2007	2006
Period end	$2.5	$1.2	$1.3
12-month average	1.8	1.3	1.2
High	3.1	2.3	2.5
Low	0.8	0.7	0.7

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. We manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $1,026 million of variable-rate debt, which includes $865 million of our variable-rate short-term debt and $161 million of variable-rate gas facility revenue bonds outstanding at December 31, 2008, a 100 basis point change in market interest rates from 1.2% to 2.2% would have resulted in an increase in pretax interest expense of $10 million on an annualized basis.

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

Credit Risk

Distribution Operations Atlanta Gas Light has a concentration of credit risk as it bills only 11 Marketers in Georgia for its services. The credit risk exposure to Marketers varies with the time of the year, with exposure at its lowest in the nonpeak summer months and highest in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. These retail functions include customer service, billing, collections, and the purchase and sale of the natural gas commodity. The provisions of Atlanta Gas Light’s tariff allow Atlanta Gas Light to obtain security support in an amount equal to a minimum of two times a Marketer’s highest month’s estimated bill from Atlanta Gas Light. For 2008, the four largest Marketers based on customer count, one of which was SouthStar, accounted for approximately 31% of our consolidated operating margin and 43% of distribution operations’ operating margin.

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

GLOSSARY OF TERMS

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

Sequent, which provides services to retail marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of December 31, 2008, Sequent’s top 20 counterparties represented approximately 63% of the total counterparty exposure of $505 million.

As of December 31, 2008, Sequent’s counterparties, or the counterparties’ guarantors, had a weighted average S&P equivalent credit rating of A-, which is consistent with the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty’s assigned internal rating is multiplied by the counterparty’s credit exposure and summed for all counterparties. That sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. The following table shows Sequent’s commodity receivable and payable positions.

	As of Dec. 31,
	Gross receivables
In millions	2008	2007
Netting agreements in place:
Counterparty is investment grade	$398	$437
Counterparty is non-investment grade	15	24
Counterparty has no external rating	129	134
No netting agreements in place:
Counterparty is investment grade	7	3
Amount recorded on balance sheet	$549	$598

	As of Dec. 31,
	Gross payables
In millions	2008	2007
Netting agreements in place:
Counterparty is investment grade	$266	$356
Counterparty is non-investment grade	41	18
Counterparty has no external rating	228	204
No netting agreements in place:
Counterparty is investment grade	4	-
Amount recorded on balance sheet	$539	$578

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. Posting collateral would have a negative effect on our liquidity. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If at December 31, 2008, Sequent’s credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $12 million.

GLOSSARY OF TERMS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AGL Resources Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of AGL Resources Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statements schedule, and on the Company’s internal control over financial reporting bases on our integrated audits.  We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining and understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 4 and 3, respectively, to the consolidated financial statements, AGL Resources Inc. and subsidiaries changed its method of accounting for stock based compensation plans as of January 1, 2006 and its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 5, 2009

GLOSSARY OF TERMS

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

Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

February 5, 2009

/s/ John W Somerhalder II
John W. Somerhalder II
Chairman, President and Chief Executive Officer

/s/ Andrew W. Evans
Andrew W. Evans
Executive Vice President and Chief Financial Officer

GLOSSARY OF TERMS

AGL Resources Inc.
Consolidated Balance Sheets - Assets

	As of
In millions	December 31, 2008	December 31, 2007
Current assets
Cash and cash equivalents	$16	$19
Receivables
Energy marketing	549	598
Gas	264	213
Unbilled revenues	181	179
Other	27	13
Less allowance for uncollectible accounts	(16)	(14)
Total receivables	1,005	989
Inventories
Natural gas stored underground	629	521
Other	34	30
Total inventories	663	551
Energy marketing and risk management assets	207	69
Unrecovered PRP costs – current portion	41	31
Unrecovered ERC – current portion	18	23
Other current assets	92	115
Total current assets	2,042	1,797
Property, plant and equipment
Property, plant and equipment	5,500	5,177
Less accumulated depreciation	1,684	1,611
Property, plant and equipment – net	3,816	3,566
Deferred debits and other assets
Goodwill	418	420
Unrecovered PRP costs	196	254
Unrecovered ERC	125	135
Other	113	86
Total deferred debits and other assets	852	895
Total assets	$6,710	$6,258

                                 See Notes to Consolidated Financial Statements.

GLOSSARY OF TERMS

AGL Resources Inc.
Consolidated Balance Sheets - Liabilities and Capitalization

	As of
In millions, except share amounts	December 31, 2008	December 31, 2007
Current liabilities
Short-term debt	$866	$580
Energy marketing trade payable	539	578
Accounts payable – trade	202	172
Customer deposits	50	35
Accrued PRP costs – current portion	49	55
Energy marketing and risk management liabilities – current portion	50	16
Accrued wages and salaries	42	24
Accrued taxes	36	23
Accrued interest	35	39
Deferred natural gas costs	25	28
Accrued environmental remediation liabilities – current portion	17	10
Other current liabilities	72	74
Total current liabilities	1,983	1,634
Accumulated deferred income taxes	571	566
Long-term liabilities and other deferred credits (excluding long-term debt)
Accrued pension obligations	199	43
Accumulated removal costs	178	169
Accrued PRP costs	140	190
Accrued environmental remediation liabilities	89	97
Accrued postretirement benefit costs	46	24
Other long-term liabilities and other deferred credits	145	152
Total long-term liabilities and other deferred credits (excluding long-term debt)	797	675
Commitments and contingencies (see Note 7)
Minority interest	32	47
Capitalization
Long-term debt	1,675	1,675
Common shareholders’ equity, $5 par value; 750 million shares authorized; 76.9 million and 76.4 million shares outstanding at December 31, 2008 and 2007	1,652	1,661
Total capitalization	3,327	3,336
Total liabilities and capitalization	$6,710	$6,258

                                 See Notes to Consolidated Financial Statements.

GLOSSARY OF TERMS

AGL Resources Inc.
Statements of Consolidated Income

	Years ended December 31,
In millions, except per share amounts	2008	2007	2006
Operating revenues	$2,800	$2,494	$2,621
Operating expenses
Cost of gas	1,654	1,369	1,482
Operation and maintenance	472	451	473
Depreciation and amortization	152	144	138
Taxes other than income taxes	44	41	40
Total operating expenses	2,322	2,005	2,133
Operating income	478	489	488
Other income (expenses)	6	4	(1)
Minority interest	(20)	(30)	(23)
Interest expense, net	(115)	(125)	(123)
Earnings before income taxes	349	338	341
Income taxes	132	127	129
Net income	$217	$211	$212
Per common share data
Basic earnings per common share	$2.85	$2.74	$2.73
Diluted earnings per common share	$2.84	$2.72	$2.72
Cash dividends declared per common share	$1.68	$1.64	$1.48
Weighted average number of common shares outstanding
Basic	76.3	77.1	77.6
Diluted	76.6	77.4	78.0

                                                 See Notes to Consolidated Financial Statements.

GLOSSARY OF TERMS

AGL Resources Inc.
Statements of Consolidated Common Shareholders’ Equity

					Other	Shares held
	Common stock		Premium on	Earnings	comprehensive	in treasury
In millions, except per share amounts	Shares	Amount	common stock	reinvested	loss	and trust	Total
Balance as of December 31, 2005	77.8	$389	$655	$508	$(53)	$-	$1,499
Comprehensive income:
Net income	-	-	-	212	-	-	212
OCI - gain resulting from unfunded pension and postretirement obligation (net of tax of $7)	-	-	-	-	11	-	11
Unrealized gain from hedging activities (net of tax of $7)	-	-	-	-	10	-	10
Total comprehensive income							233
Dividends on common stock ($1.48 per share)	-	-	1	(115)	-	3	(111)
Benefit, stock compensation, dividend reinvestment and stock purchase plans	0.3	1	2	-	-	-	3
Issuance of treasury shares	0.6	-	(3)	(4)	-	21	14
Purchase of treasury shares	(1.0)	-	-	-	-	(38)	(38)
Stock-based compensation expense (net of tax of $5)	-	-	9	-	-	-	9
Balance as of December 31, 2006	77.7	390	664	601	(32)	(14)	1,609
Comprehensive income:
Net income	-	-	-	211	-	-	211
OCI - gain resulting from unfunded pension and postretirement obligation (net of tax of $16)	-	-	-	-	24	-	24
Unrealized loss from hedging activities (net of tax of $3)	-	-	-	-	(5)	-	(5)
Total comprehensive income							230
Dividends on common stock ($1.64 per share)	-	-	-	(127)	-	4	(123)
Issuance of treasury shares	0.7	-	(6)	(5)	-	27	16
Purchase of treasury shares	(2.0)	-	-	-	-	(80)	(80)
Stock-based compensation expense (net of tax of $3)	-	-	9	-	-	-	9
Balance as of December 31, 2007	76.4	390	667	680	(13)	(63)	1,661
Comprehensive income:
Net income	-	-	-	217	-	-	217
OCI - loss resulting from unfunded pension and postretirement obligation (net of tax of $73)	-	-	-	-	(111)	-	(111)
Unrealized loss from hedging activities (net of tax of $6)	-	-	-	-	(10)	-	(10)
Total comprehensive income							96
Dividends on common stock ($1.68 per share)	-	-	-	(128)	-	4	(124)
Issuance of treasury shares	0.5	-	(1)	(6)	-	16	9
Stock-based compensation expense (net of tax of $1)	-	-	10	-	-	-	10
Balance as of December 31, 2008	76.9	$390	$676	$763	$(134)	$(43)	$1,652
See Notes to Consolidated Financial Statements.

GLOSSARY OF TERMS

AGL Resources Inc.
Statements of Consolidated Cash Flows

	Years ended December 31,
In millions	2008	2007	2006
Cash flows from operating activities
Net income	$217	$211	$212
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	152	144	138
Deferred income taxes	89	30	133
Minority interest	20	30	23
Change in energy marketing and risk management assets and liabilities	(129)	74	(112)
Changes in certain assets and liabilities
Trade payables	30	(35)	(53)
Accrued expenses	26	(34)	15
Energy marketing receivables and energy marketing trade payables, net	10	(26)	(95)
Gas, unbilled and other receivables	(65)	(15)	170
Inventories	(112)	46	(54)
Other – net	(11)	(48)	(26)
Net cash flow provided by operating activities	227	377	351
Cash flows from investing activities
Expenditures for property, plant and equipment	(372)	(259)	(253)
Other	-	6	5
Net cash flow used in investing activities	(372)	(253)	(248)
Cash flows from financing activities
Net payments and borrowings of short-term debt	286	52	6
Issuances of variable rate gas facility revenue bonds	161	-	-
Issuance of treasury shares	9	16	14
Distribution to minority interest	(30)	(23)	(22)
Dividends paid on common shares	(124)	(123)	(111)
Payments of gas facility revenue bonds	(161)	-	-
Issuances of senior notes	-	125	175
Payments of medium-term notes	-	(11)	-
Payments of trust preferred securities	-	(75)	(150)
Purchase of treasury shares	-	(80)	(38)
Other	1	(3)	8
Net cash flow provided by (used in) financing activities	142	(122)	(118)
Net (decrease) increase in cash and cash equivalents	(3)	2	(15)
Cash and cash equivalents at beginning of period	19	17	32
Cash and cash equivalents at end of period	$16	$19	$17
Cash paid during the period for
Interest	$115	$127	$109
Income taxes	27	118	37

                                 See Notes to Consolidated Financial Statements.

GLOSSARY OF TERMS

Notes to Consolidated Financial Statements

Note 1 - Accounting Policies and Methods of Application

General

AGL Resources Inc. is an energy services holding company that conducts substantially all its operations through its subsidiaries. Unless the context requires otherwise, references to “we,” “us,” “our,” the “company”, or “AGL Resources” mean consolidated AGL Resources Inc. and its subsidiaries. We have prepared the accompanying consolidated financial statements under the rules of the SEC. For a glossary of key terms and referenced accounting standards, see pages 4 and 5.

Basis of Presentation

Our consolidated financial statements as of and for the period ended December 31, 2008, include our accounts, the accounts of our majority-owned and controlled subsidiaries and the accounts of variable interest entities for which we are the primary beneficiary. This means that our accounts are combined with the subsidiaries’ accounts. We have eliminated any intercompany profits and transactions in consolidation; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process. Certain amounts from prior periods have been reclassified and revised to conform to the current period presentation.

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

We are the primary beneficiary of SouthStar’s activities and have determined that SouthStar is a variable interest entity as defined by FIN 46 revised in December 2003, FIN 46R. We determined that SouthStar was a variable interest entity because our equal voting rights with Piedmont are not proportional to our economic obligation to absorb 75% of any losses or residual returns from SouthStar, except those losses and returns related to customers in Ohio and Florida. Earnings related to SouthStar’s customers in Ohio and Florida are allocated 70% to us and 30% to Piedmont. The nature of restrictions on SouthStar’s assets are immaterial. The primary risks associated with SouthStar include weather, government regulation, competition, market risk, natural gas prices, economic conditions, inflation and bad debt. See Note 9 for income statement, balance sheet and capital expenditure information related to the retail energy operations segment. In addition, SouthStar obtains substantially all its transportation capacity for delivery of natural gas through our wholly-owned subsidiary, Atlanta Gas Light.

Cash and Cash Equivalents

Our cash and cash equivalents consist primarily of cash on deposit, money market accounts and certificates of deposit with original maturities of three months or less.

Receivables and Allowance for Uncollectible Accounts

Our receivables consist of natural gas sales and transportation services billed to residential, commercial, industrial and other customers. We bill customers monthly, and accounts receivable are due within 30 days. For the majority of our receivables, we establish an allowance for doubtful accounts based on our collection experience and other factors. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances that could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions. We write-off accounts once we deem them to be uncollectible.

Inventories

For our distribution operations subsidiaries, we record natural gas stored underground at WACOG. For Sequent and SouthStar, we account for natural gas inventory at the lower of WACOG or market price.

Sequent and SouthStar evaluate the average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, adjustments are recorded to reduce the weighted average cost of the natural gas inventory to market price. Consequently, as a result of declining natural gas prices, Sequent recorded LOCOM adjustments against cost of gas to reduce the value of its inventories to market value of $40 million in 2008, $4 million in 2007 and $43 million in 2006. SouthStar recorded LOCOM adjustments of $24 million in 2008 and $6 million in 2006, but was not required to make LOCOM adjustments in 2007.

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

GLOSSARY OF TERMS

Property, Plant and Equipment

A summary of our PP&E by classification as of December 31, 2008 and 2007 is provided in the following table.

In millions	2008	2007
Transmission and distribution	$4,344	$4,193
Storage	290	285
Other	543	509
Construction work in progress	323	190
Total gross PP&E	5,500	5,177
Accumulated depreciation	(1,684)	(1,611)
Total net PP&E	$3,816	$3,566

Distribution Operations PP&E expenditures consist of property and equipment that is in use, being held for future use and under construction. We report PP&E at its original cost, which includes:

•	material and labor
•	contractor costs
•	construction overhead costs
•
an allowance for funds used during construction (AFUDC) which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects and is capitalized in rate base for ratemaking purposes when the completed projects are placed in service

We charge property retired or otherwise disposed of to accumulated depreciation since such costs are recovered in rates.

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

Depreciation Expense

We compute depreciation expense for distribution operations by applying composite, straight-line rates (approved by the state regulatory agencies) to the investment in depreciable property. The composite straight-line depreciation rate for depreciable property -- excluding transportation equipment for Atlanta Gas Light, Virginia Natural Gas and Chattanooga Gas -- was approximately 2.5% during 2008, 2007 and 2006. The composite, straight-line rate for Elizabethtown Gas, Florida City Gas and Elkton Gas was approximately 3.3 % for 2008, 3.2% during 2007 and 3.0% during 2006. We depreciate transportation equipment on a straight-line basis over a period of 5 to 10 years. We compute depreciation expense for other segments on a straight-line basis up to 35 years based on the useful life of the asset.

AFUDC

Four of our utilities are authorized by applicable state regulatory agencies or legislatures to record the cost of debt and equity funds as part of the cost of construction projects in our consolidated balance sheets and as AFUDC of $8 million in 2008, $4 million in 2007 and $5 million in 2006 within in the statements of consolidated income. The capital expenditures of our two other utilities do not qualify for AFUDC treatment. More information on our authorized AFUDC rates is provided in the following table.

Authorized AFUDC rate
Atlanta Gas Light	8.53%
Chattanooga Gas (1)	7.89%
Elizabethtown Gas (2)	2.84%
Virginia Natural Gas (3)	8.91%

(1)	Prior to 2007, the authorized rate was 7.43%.
(2)	Variable rate as of December 31, 2008 and is determined by FERC method of AFUDC accounting.
(3)	Approved only for Hampton Roads construction project.

Goodwill

We have included $418 million of goodwill in our consolidated balance sheets as of December 31, 2008, which consists of:
Date	Acquisition	Goodwill amount
2004	NUI	$227
2004	Jefferson Island	14
2000	Virginia Natural Gas	170
1998	Chattanooga Gas	7

GLOSSARY OF TERMS

SFAS 142 requires us to perform an annual goodwill impairment test at a reporting unit level which generally equates to our operating segments as discussed in Note 9 “Segment Information.” We performed this annual test as of our fiscal year-end or December 31, 2008, 2007 and 2006 and did not recognize any impairment charges. We also assess goodwill for impairment if events or changes in circumstances may indicate an impairment of goodwill exists. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, we record an impairment loss equal to the excess of the asset’s carrying value over its fair value. We conduct this assessment principally through a review of our market capitalization relative to our net book value, financial results, changes in state and federal legislation and regulation, regulatory and legal proceedings and the periodic regulatory filings for our regulated utilities.

Taxes

The reporting of our assets and liabilities for financial accounting purposes differs from the reporting for income tax purposes. The principal differences between net income and taxable income relate to the timing of deductions, primarily due to the benefits of tax depreciation since we generally depreciate assets for tax purposes over a shorter period of time than for book purposes. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We report the tax effects of depreciation and other differences in those items as deferred income tax assets or liabilities in our consolidated balance sheets in accordance with SFAS 109 and FIN 48. Investment tax credits of approximately $14 million previously deducted for income tax purposes for Atlanta Gas Light, Elizabethtown Gas, Florida City Gas and Elkton Gas have been deferred for financial accounting purposes and are being amortized as credits to income over the estimated lives of the related properties in accordance with regulatory requirements.

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

Any difference between the billings under the seasonal rate design and the SFV revenue recognized is deferred and reconciled to actual billings on an annual basis. Atlanta Gas Light had unrecovered seasonal rates of approximately $11 million as of December 31, 2008 and 2007 (included as current assets in the consolidated balance sheets) related to the difference between the billings under the seasonal rate design and the SFV revenue recognized.

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

GLOSSARY OF TERMS

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

Energy investments We record operating revenues at Jefferson Island in the period in which actual volumes are transported and storage services are provided. The majority of our storage services are covered under medium to long-term contracts at fixed market rates.

We record operating revenues at AGL Networks from leases of dark fiber pursuant to indefeasible rights-of-use (IRU) agreements as services are provided. Dark fiber IRU agreements generally require the customer to make a down payment upon execution of the agreement; however in some cases AGL Networks receives up to the entire lease payment at the inception of the lease and recognizes ratably over the lease term. AGL Networks had deferred revenue in our consolidated balance sheet of $33 million at December 31, 2008 and $38 million at December 31, 2007. In addition, AGL Networks recognizes sales revenues upon the execution of certain sales-type agreements for dark fiber when the agreements provide for the transfer of legal title to the dark fiber to the customer at the end of the agreement’s term. This sales-type accounting treatment is in accordance with EITF 00-11 and SFAS 66, which provides that such transactions meet the criteria for sales-type lease accounting if the agreement obligates the lessor to convey ownership of the underlying asset to the lessee by the end of the lease term.

Cost of gas

Excluding Atlanta Gas Light, we charge our utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the state regulatory agencies. Under the these mechanisms, we defer (that is, include as a current asset or liability in the consolidated balance sheets and exclude from the statements of consolidated income) the difference between the actual cost of gas and what is collected from or billed to customers in a given period. The deferred amount is either billed or refunded to our customers prospectively through adjustments to the commodity rate.

Our retail energy operations customers are charged for natural gas consumed. We also include within our cost of gas amounts for fuel and lost and unaccounted for gas, adjustments to reduce the value of our inventories to market value and for gains and losses associated with derivatives.

Comprehensive Income

Our comprehensive income includes net income plus OCI, which includes other gains and losses affecting shareholders’ equity that GAAP excludes from net income. Such items consist primarily of unrealized gains and losses on certain derivatives designated as cash flow hedges and overfunded or unfunded pension obligation adjustments. The following table illustrates our OCI activity during the last three years.

In millions	2008	2007	2006
Cash flow hedges:
Net derivative unrealized (losses) gains arising during the period (net of $2, $2 and $7 in taxes)	$(4)	$3	$11
Less reclassification of realized gains included in net income (net of $4, $5 and $1 in taxes)	(6)	(8)	(1)
(Unfunded) over funded pension obligation (net of $73, $16 and $7 in taxes)	(111)	24	11
Total	$(121)	$19	$21

Earnings Per Common Share

We compute basic earnings per common share by dividing our income available to common shareholders by the daily weighted average number of common shares outstanding daily. Diluted earnings per common share reflect the potential reduction in earnings per common share that could occur when potentially dilutive common shares are added to common shares outstanding.

GLOSSARY OF TERMS

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

In millions	2008	2007	2006
Denominator for basic earnings per share (1)	76.3	77.1	77.6
Assumed exercise of potential common shares	0.3	0.3	0.4
Denominator for diluted earnings per share	76.6	77.4	78.0
(1)	Daily weighted average shares outstanding.

The following table contains the weighted average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price:

In millions	2008	2007	2006
Twelve months ended (1)	1.6	0.0	0.0

(1)	0.0 values represent amounts less than 0.1 million.

The increase in the number of shares that were excluded from the computation is the result of a significant decline in the market value of our common shares at December 31, 2008 as compared to December 31, 2007 and 2006.

Regulatory Assets and Liabilities

We have recorded regulatory assets and liabilities in our consolidated balance sheets in accordance with SFAS 71. Our regulatory assets and liabilities, and associated liabilities for our unrecovered PRP costs, unrecovered ERC and the associated assets and liabilities for our Elizabethtown Gas hedging program, are summarized in the following table.

	December 31,
In millions	2008	2007
Regulatory assets
Unrecovered PRP costs	$237	$285
Unrecovered ERC (1)	143	158
Unrecovered postretirement benefit costs	11	12
Unrecovered seasonal rates	11	11
Unrecovered natural gas costs	19	23
Other	30	24
Total regulatory assets	451	513
Associated assets
Elizabethtown Gas hedging program	23	4
Total regulatory and associated assets	$474	$517
Regulatory liabilities
Accumulated removal costs	$178	$169
Elizabethtown Gas hedging program	23	4
Unamortized investment tax credit	14	16
Deferred natural gas costs	25	28
Regulatory tax liability	19	20
Other	22	19
Total regulatory liabilities	281	256
Associated liabilities
PRP costs	189	245
ERC (1)	96	96
Total associated liabilities	285	341
Total regulatory and associated liabilities	$566	$597

(1)	For a discussion of ERC, see Note 7.

Our regulatory assets are recoverable through either rate riders or base rates specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period rates are in effect. As such, all our regulatory assets are subject to review by the respective state regulatory commission during any future rate proceedings. In the event that the provisions of SFAS 71 were no longer applicable, we would recognize a write-off of regulatory assets that would result in a charge to net income, and be classified as an extraordinary item. Additionally, the regulatory liabilities would not be written-off, but would continue to be recorded as liabilities, but not as regulatory liabilities. Although the natural gas distribution industry is becoming increasingly competitive, our utility operations continue to recover their costs through cost-based rates established by the state regulatory commissions. As a result, we believe that the accounting prescribed under SFAS 71 remains appropriate. It is also our opinion that all regulatory assets are recoverable in future rate proceedings, and therefore we have not recorded any regulatory assets that are recoverable but are not yet included in base rates or contemplated in a rate rider.

GLOSSARY OF TERMS

All the regulatory assets included in the preceding table are included in base rates except for the unrecovered PRP costs, unrecovered ERC and deferred natural gas costs, which are recovered through specific rate riders on a dollar for dollar basis. The rate riders that authorize recovery of unrecovered PRP costs and the deferred natural gas costs include both a recovery of costs and a return on investment during the recovery period. We have two rate riders that authorize the recovery of unrecovered ERC. The ERC rate rider for Atlanta Gas Light only allows for recovery of the costs incurred and the recovery period occurs over the five years after the expense is incurred. ERC associated with the investigation and remediation of Elizabethtown Gas remediation sites located in the state of New Jersey are recovered under a remediation adjustment clause and include the carrying cost on unrecovered amounts not currently in rates. Elizabethtown Gas’ hedging program asset and liability reflect unrealized losses or gains that will be recovered from or passed to rate payers through the recovery of its natural gas costs on a dollar for dollar basis, once the losses or gains are realized. Unrecovered postretirement benefit costs are recoverable through base rates over the next 5 to 24 years based on the remaining recovery period as designated by the applicable state regulatory commissions. Unrecovered seasonal rates reflect the difference between the recognition of a portion of Atlanta Gas Light’s residential base rates revenues on a straight-line basis as compared to the collection of the revenues over a seasonal pattern. The unrecovered amounts are fully recoverable through base rates within one year.

The regulatory liabilities are refunded to ratepayers through a rate rider or base rates. If the regulatory liability is included in base rates, the amount is reflected as a reduction to the rate base in setting rates.

Pipeline Replacement Program

Atlanta Gas Light The PRP, ordered by the Georgia Commission to be administered by Atlanta Gas Light, requires, among other things, that Atlanta Gas Light replace all bare steel and cast iron pipe in its system in the state of Georgia within a 10-year period beginning October 1, 1998. Atlanta Gas Light identified, and provided notice to the Georgia Commission of 2,312 miles of pipe to be replaced. Atlanta Gas Light subsequently identified an additional 320 miles of pipe subject to replacement under this program. If Atlanta Gas Light does not perform in accordance with this order, it will be assessed certain nonperformance penalties.

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

On June 10, 2005, Atlanta Gas Light and the Georgia Commission entered into a Settlement Agreement that, among other things, extends Atlanta Gas Light’s PRP by five years to require that all replacements be completed by December 2013. The timing of replacements was subsequently specified in an amendment to the PRP stipulation. This amendment, which was approved by the Georgia Commission on December 20, 2005, requires Atlanta Gas Light to replace all cast iron pipe and 70% of all bare steel pipe by December 2010. The remaining 30% of bare steel pipe is required to be replaced by December 2013. These replacements are on schedule.

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

Atlanta Gas Light has recorded a long-term regulatory asset of $196 million, which represents the expected future collection of both expenditures already incurred and expected future capital expenditures to be incurred through the remainder of the program. Atlanta Gas Light has also recorded a current asset of $41 million, which represents the expected amount to be collected from customers over the next 12 months. The amounts recovered from the pipeline replacement revenue rider during the last three years were:

•	$30 million in 2008
•	$27 million in 2007
•	$27 million in 2006

GLOSSARY OF TERMS

As of December 31, 2008, Atlanta Gas Light had recorded a current liability of $49 million representing expected program expenditures for the next 12 months and a long-term liability of $140 million, representing expected program expenditures starting in 2009 through the end of the program in 2013.

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

Elizabethtown Gas In August 2006, the New Jersey Commission issued an order adopting a pipeline replacement cost recovery rider program for the replacement of certain 8” cast iron main pipes and any unanticipated 10”-12” cast iron main pipes integral to the replacement of the 8” main pipes. The order allows Elizabethtown Gas to recognize revenues under a deferred recovery mechanism for costs to replace the pipe that exceeds a baseline amount of $3 million. Elizabethtown Gas’ recognition of these revenues could be disallowed by the New Jersey Commission if its return on equity exceeds the authorized rate of 10%. The term of the stipulation was from the date of the order through December 31, 2008. Total replacement costs through December 31, 2008 were $21 million, of which $16 million will be eligible for the deferred recovery mechanism. Revenues recognized and deferred for recovery under the stipulation are estimated to be approximately $2 million. All costs incurred under the program will be included in Elizabethtown Gas’ next rate case to be filed in 2009.

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

Recently issued

SFAS 161 In March 2008, the FASB issued SFAS 161, which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends the disclosure requirements of SFAS 133 to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. We will adopt SFAS 161 effective on January 1, 2009, which will require additional disclosures, but will not have a financial impact to our consolidated results of operations, cash flows or financial condition.

FSP EITF 03-6-1 The FASB issued this FSP in June 2008 and it is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing nonforfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of December 31, 2008, we had approximately 145,000 restricted shares with nonforfeitable dividend rights. We will adopt FSP EITF 03-6-1 effective on January 1, 2009.

GLOSSARY OF TERMS

FSP FAS 133-1 The FASB issued this FSP in September 2008 and it is effective for fiscal years beginning after November 15, 2008. This FSP requires more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of the instruments. This FSP will have no financial impact to our consolidated results of operations, cash flows or financial condition. We will adopt FSP FAS 133-1 effective on January 1, 2009.

FSP FAS 157-3 The FASB issued this FSP in October 2008 and it is effective upon issuance including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS 157 in an inactive market, including; how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. We adopted this FSP as of September 30, 2008, it had no financial impact to our consolidated results of operations, cash flows or financial condition.

FSP FAS 140-4 and FIN 46R-8 The FASB issued this FSP in December 2008 and it is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities in accordance with SFAS 140 and FIN 46R. These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. We adopted this FSP as of December 31, 2008, it had no financial impact to our consolidated results of operations, cash flows or financial condition.

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

	As of December 31,
In millions	2008	2007
Right to reclaim cash collateral	$128	$3
Obligations to return cash collateral	(4)	(10)
Total cash collateral	$124	$(7)

Fair value measurements

In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements; however, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. The carrying value of cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximate fair value. The following table shows the carrying amounts and fair values of our long-term debt including any current portions included in our condensed consolidated balance sheets.

In millions	Carrying amount	Estimated fair value
As of December 31, 2008	$1,675	$1,647
As of December 31, 2007	1,675	1,710

We estimate the fair value of our long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile.  In determining the market interest yield curve, we considered our currently assigned ratings for unsecured debt of BBB+ by S&P, Baa1 by Moody’s and A- by Fitch.

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

GLOSSARY OF TERMS

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

GLOSSARY OF TERMS

	Recurring fair value measurements as of December 31, 2008

In millions	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Netting of cash collateral	Total carrying value
Assets: (1)
Derivatives at wholesale services	$17	$154	$-	$35	$206
Derivatives at distribution operations	23	-	-	-	23
Derivatives at retail energy operations (3)	12	-	-	-	12
Total assets	$52	$154	$-	$35	$241
Liabilities: (2)
Derivatives at wholesale services	$62	$27	$-	$(62)	$27
Derivatives at distribution operations	23	-	-	4	27
Derivatives at retail energy operations	32	1	-	(31)	2
Total liabilities	$117	$28	$-	$(89)	$56
(1) Includes $203 million of current assets and $38 million of long-term assets reflected within our consolidated balance sheet.
(2) Includes $50 million of current liabilities and $6 million of long-term liabilities reflected within our consolidated balance sheet.
(3) $4 million premium associated with weather derivatives has been excluded as they are based on intrinsic value, not fair value.

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

At the beginning of 2008, we had a notional principal amount of $100 million of interest rate swap agreements associated with our senior notes. In March 2008, we terminated these interest rate swap agreements. We received a payment of $2 million, which included accrued interest and the fair value of the interest rate swap agreements at the termination date. The payment was recorded as deferred income and classified as a liability in our consolidated balance sheets. The amount will be amortized through January 2011, the remaining life of the associated senior notes. The following table sets forth a reconciliation of the termination of our interest rate swaps, classified as level 3 in the fair value hierarchy.

In millions	Year ended December 31, 2008
Balance as of January 1, 2008	$(2)
Realized and unrealized gains	-
Settlements	2
Transfers in or out of level 3	-
Balance as of December 31, 2008	$-
Change in unrealized gains (losses) relating to instruments held as of December 31, 2008	$-

Transfers in or out of level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the methodology inputs became unobservable or assets and liabilities that were previously classified as level 3 for which the lowest significant input became observable during the period.

Risk Management

Our risk management activities are monitored by our Risk Management Committee (RMC), which consists of members of senior management. The RMC and is charged with reviewing and enforcing our risk management activities. Our risk management policies limit the use of derivative financial instruments and physical transactions within predefined risk tolerances associated with pre-existing or anticipated physical natural gas sales and purchases and system use and storage. We use the following derivative financial instruments and physical transactions to manage commodity price, interest rate, weather, fuel price and foreign currency risks:

GLOSSARY OF TERMS

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

At the beginning of 2008, we had a notional principal amount of $100 million of these interest rate swap agreements associated with a portion of our senior notes. We terminated these agreements in March 2008. These swaps had variable rates based on an interest rate equal to the LIBOR plus a 3.4% spread. The floating rate for our interest rate swap as of December 31, 2007 was 8.8% and was 9.0% as of December 31, 2006. The fair value of our interest rate swaps were reflected as a long-term liability of $2 million at December 31, 2007. For more information on our senior notes, see Note 6.

Commodity-related Derivative Instruments

All activities associated with price risk management activities and derivative instruments are included as a component of cash flows from operating activities in our consolidated statements of cash flows. Our derivatives not designated as hedges under SFAS 133, included within operating cash flows as a source (use) of cash was $(129) million in 2008, $74 million in 2007, and $(112) million in 2006.

Elizabethtown Gas In accordance with a directive from the New Jersey Commission, Elizabethtown Gas enters into derivative transactions to hedge the impact of market fluctuations in natural gas prices. Pursuant to SFAS 133, such derivative transactions are marked to market each reporting period. In accordance with regulatory requirements, realized gains and losses related to these derivatives are reflected in purchased gas costs and ultimately included in billings to customers. As of December 31, 2008, Elizabethtown Gas had entered into OTC swap contracts to purchase approximately 11 Bcf of natural gas. Approximately 57% of these contracts have durations of one year or less, and none of these contracts extends beyond January 2011. The fair values of these derivative instruments were reflected as a current asset and liability of $23 million at December 31, 2008 and $4 million at December 31, 2007. For more information on our regulatory assets and liabilities see Note 1.

SouthStar Commodity-related derivative financial instruments (futures, options and swaps) are used by SouthStar to manage exposures arising from changing commodity prices. SouthStar’s objective for holding these derivatives is to utilize the most effective method to reduce or eliminate the impact of this exposure. We have designated a portion of SouthStar’s derivative transactions as cash flow hedges under SFAS 133. We record derivative gains or losses arising from cash flow hedges in OCI and reclassify them into earnings in the same period as the settlement of the underlying hedged item. We record any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset and are greater than the losses or gains on the hedged item, in cost of gas in our statement of consolidated income in the period in which it occurs. SouthStar currently has minimal hedge ineffectiveness. We have not designated the remainder of SouthStar’s derivative instruments as hedges under SFAS 133 and, accordingly, we record changes in their fair value as cost of gas in our statements of consolidated income in the period of change.

At December 31, 2008, the fair values of these derivatives were reflected in our consolidated financial statements as a current asset of $11 million, a long-term asset of $5 million and a current liability of $2 million representing a net position of 28 Bcf. This includes a $4 million current asset associated with a premium for weather derivatives.

SouthStar also enters into both exchange and OTC derivative transactions to hedge commodity price risk. Credit risk is mitigated for exchange transactions through the backing of the NYMEX member firms. For OTC transactions, SouthStar utilizes master netting arrangements to reduce overall credit risk. As of December 31, 2008, SouthStar’s maximum exposure to any single OTC counterparty was $8 million.

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

GLOSSARY OF TERMS

We mitigate substantially all the commodity price risk associated with Sequent’s natural gas portfolio by locking in the economic margin at the time we enter into natural gas purchase transactions for our stored natural gas. We purchase natural gas for storage when the difference in the current market price we pay to buy and transport natural gas plus the cost to store the natural gas is less than the market price we can receive in the future, resulting in a positive net operating margin. We use NYMEX futures contracts and other OTC derivatives to sell natural gas at that future price to substantially lock in the operating margin we will ultimately realize when the stored natural gas is actually sold. These futures contracts meet the definition of derivatives under SFAS 133 and are recorded at fair value and marked to market in our consolidated balance sheets, with changes in fair value recorded in earnings in the period of change. The purchase, transportation, storage and sale of natural gas are accounted for on a weighted average cost or accrual basis, as appropriate rather than on the mark-to-market basis we utilize for the derivatives used to mitigate the commodity price risk associated with our storage portfolio. This difference in accounting can result in volatility in our reported earnings, even though the economic margin is essentially unchanged from the date the transactions were consummated.

At December 31, 2008, Sequent’s commodity-related derivative financial instruments represented purchases (long) of 819 Bcf and sales (short) of 688 Bcf with approximately 92% of purchase instruments and 94% of the sales instruments are scheduled to mature in less than 2 years and the remaining 8% and 6%, respectively, in 3 to 9 years. At December 31, 2008, the fair values of these derivatives were reflected in our consolidated financial statements as an asset of $206 million and a liability of $27 million.

The changes in fair value of Sequent’s derivative instruments utilized in its energy marketing and risk management activities and contract settlements increased the net fair value of its contracts outstanding by $25 million during 2008, reduced net fair value by $62 million during 2007 and increased net fair value by $132 million during 2006.

Weather Derivatives

In 2008 and 2007, SouthStar entered into weather derivative contracts as economic hedges of operating margins in the event of warmer-than-normal and colder-than-normal weather in the heating season, primarily from November through March. SouthStar accounts for these contracts using the intrinsic value method under the guidelines of EITF 99-02. SouthStar recorded current assets for this hedging activity of $4 million at December 31, 2008 and $5 million at December 31, 2007.

Concentration of Credit Risk

Atlanta Gas Light Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of 11 Marketers in Georgia. The credit risk exposure to Marketers varies seasonally, with the lowest exposure in the nonpeak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. These retail functions include customer service, billing, collections, and the purchase and sale of natural gas. Atlanta Gas Light’s tariff allows it to obtain security support in an amount equal to no less than two times a Marketer’s highest month’s estimated bill from Atlanta Gas Light.

Wholesale Services Sequent has a concentration of credit risk for services it provides to marketers and to utility and industrial counterparties. This credit risk is measured by 30-day receivable exposure plus forward exposure, which is generally concentrated in 20 of its counterparties. Sequent evaluates the credit risk of its counterparties using a S&P equivalent credit rating, which is determined by a process of converting the lower of the S&P or Moody’s rating to an internal rating ranging from 9.00 to 1.00, with 9.00 being equivalent to AAA/Aaa by S&P and Moody’s and 1.00 being equivalent to D or Default by S&P and Moody’s. For a customer without an external rating, Sequent assigns an internal rating based on Sequent’s analysis of the strength of its financial ratios. At December 31, 2008, Sequent’s top 20 counterparties represented approximately 63% of the total credit exposure of $505 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures. Sequent’s counterparties or the counterparties’ guarantors had a weighted average S&P equivalent rating of A- at December 31, 2008.

The weighted average credit rating is obtained by multiplying each customer’s assigned internal rating by its credit exposure and then adding the individual results for all counterparties. That total is divided by the aggregate total exposure. This numeric value is converted to an S&P equivalent.

GLOSSARY OF TERMS

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

Note 3 - Employee Benefit Plans

Oversight of Plans

The Retirement Plan Investment Committee (the Committee) appointed by our Board of Directors is responsible for overseeing the investments of the retirement plans. Further, we have an Investment Policy (the Policy) for the retirement and postretirement benefit plans that aims to preserve these plans’ capital and maximize investment earnings in excess of inflation within acceptable levels of capital market volatility. To accomplish this goal, the retirement and postretirement benefit plans’ assets are actively managed to optimize long-term return while maintaining a high standard of portfolio quality and proper diversification.

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

The NUI Retirement Plan covers substantially all of NUI’s employees who were employed on or before December 31, 2006, except Florida City Gas union employees, who until February 2008 participated in a union-sponsored multiemployer plan. Pension benefits are based on years of credited service and final average compensation.

Postretirement Benefits

We sponsor a defined benefit postretirement health care plan for our eligible employees, the Health and Welfare Plan for Retirees and Inactive Employees of AGL Resources Inc. (AGL Postretirement Plan). Eligibility for these benefits is based on age and years of service.

The AGL Postretirement Plan covers all eligible AGL Resources employees who were employed as of June 30, 2002, if they reach retirement age while working for us. The state regulatory commissions have approved phase-ins that defer a portion of other postretirement benefits expense for future recovery. We recorded a regulatory asset for these future recoveries of $11 million as of December 31, 2008 and $12 million as of December 31, 2007. In addition, we recorded a regulatory liability of $5 million as of December 31, 2008 and $4 million as of December 31, 2007 for our expected expenses under the AGL Postretirement Plan. We expect to pay $7 million of insurance claims for the postretirement plan in 2009, but we do not anticipate making any additional contributions.

GLOSSARY OF TERMS

Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This act provides for a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

Medicare-eligible participants receive prescription drug benefits through a Medicare Part D plan offered by a third party and to which we subsidize participant premiums. Medicare-eligible retirees who opt out of the AGL Postretirement Plan are eligible to receive a cash subsidy which may be used towards eligible prescription drug expenses.

SFAS 158 In September 2006, the FASB issued SFAS 158, which we adopted prospectively on December 31, 2007. SFAS 158 requires that we recognize all obligations related to defined benefit pensions and other postretirement benefits. This statement requires that we quantify the plans’ funding status as an asset or a liability on our consolidated balance sheets. SFAS 158 further requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. We are also required to recognize as a component of OCI the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in SFAS 87, or SFAS 106.

Based on the funded status of our defined benefit pension and postretirement benefit plans as of December 31, 2008, we reported an after-tax loss to our OCI of $111 million, a net increase of $184 million to accrued pension and postretirement obligations and a decrease of $73 million to accumulated deferred income taxes. Our adoption of SFAS 158 on December 31, 2007, had no impact on our earnings.

Contributions

Our employees do not contribute to the retirement plans. Additionally, we annually fund our postretirement plan; however, our retirees contribute 20% of medical premiums, 50% of the medical premium for spousal coverage and 100% of the dental premium to the AGL Postretirement Plan. We fund the plans by contributing at least the minimum amount required by applicable regulations and as recommended by our actuary. However, we may also contribute in excess of the minimum required amount. We calculate the minimum amount of funding using the projected unit credit cost method.

The Pension Protection Act (the Act) of 2006 contained new funding requirements for single employer defined benefit pension plans. The Act establishes a 100% funding target for plan years beginning after December 31, 2008. However, a delayed effective date of 2011 may apply if the pension plan meets the following targets; 92% funded in 2008; 94% funded in 2009; and 96% funded in 2010. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 allowed us to measure our 2008 and 2009 funding target at 92%. In 2008 and 2007, we did not make contributions as one was not required for our pension plans. For more information on our 2009 contributions to our pension plans, see Note 7.
GLOSSARY OF TERMS

The following tables present details about our pension and postretirement plans.

	AGL Retirement Plan		NUI Retirement Plan		AGL Postretirement Plan
Dollars in millions	2008	2007	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation, January 1,	$353	$368	$74	$86	$94	$95
Service cost	7	7	-	-	-	1
Interest cost	22	21	4	5	6	6
Actuarial loss (gain)	9	(23)	-	(9)	(1)	-
Benefits paid	(21)	(20)	(6)	(8)	(4)	(8)
Benefit obligation, December 31,	$370	$353	$72	$74	$95	$94
Change in plan assets
Fair value of plan assets, January 1,	$313	$303	$70	$72	$70	$63
Actual (loss) gain on plan assets	(93)	30	(22)	6	(21)	7
Employer contribution	1	-	-	-	4	8
Benefits paid	(21)	(20)	(6)	(8)	(4)	(8)
Fair value of plan assets, December 31,	$200	$313	$42	$70	$49	$70
Amounts recognized in the consolidated balance sheets consist of
Current liability	$(1)	$(1)	$-	$-	$-	$-
Long-term liability	(169)	(39)	(30)	(4)	(46)	(24)
Total liability at December 31,	$(170)	$(40)	$(30)	$(4)	$(46)	$(24)
Assumptions used to determine benefit obligations
Discount rate	6.2%	6.4%	6.2%	6.4%	6.2%	6.4%
Rate of compensation increase	3.7%	3.7%	-	3.7%	3.7%	3.7%
Accumulated benefit obligation	$352	$337	$73	$74	N/A	N/A

The components of our pension and postretirement benefit costs are set forth in the following table.

	AGL Retirement Plan			NUI Retirement Plan			AGL Postretirement Plan
Dollars in millions	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net benefit cost
Service cost	$7	$7	$7	$-	$-	$-	$-	$1	$1
Interest cost	22	21	20	4	5	5	6	6	5
Expected return on plan assets	(26)	(25)	(24)	(6)	(6)	(7)	(6)	(5)	(4)
Net amortization	(1)	(1)	(1)	(1)	(1)	(1)	(4)	(4)	(4)
Recognized actuarial loss	3	7	9	-	-	-	1	1	1
Net annual pension cost	$5	$9	$11	$(3)	$(2)	$(3)	$(3)	$(1)	$(1)
Assumptions used to determine benefit costs
Discount rate	6.4%	5.8%	5.5%	6.4%	5.8%	5.5%	6.4%	5.8%	5.5%
Expected return on plan assets	9.0%	9.0%	8.8%	9.0%	9.0%	8.8%	9.0%	9.0%	8.5%
Rate of compensation increase	3.7%	3.7%	4.0%	-	-	-	3.7%	3.7%	4.0%

There were no other changes in plan assets and benefit obligations recognized for our retirement and postretirement plans for the year ended December 31, 2008.The 2009 estimated OCI amortization and expected refunds for these plans are set forth in the following table.

In millions	AGL Retirement Plan	NUI Retirement Plan	AGL Postretirement Plan
Amortization of prior service cost	$(1)	$(1)	$(4)
Amortization of net loss	14	1	2
Refunds expected	-	-	-

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

GLOSSARY OF TERMS

We consider a variety of factors in determining and selecting our assumptions for the discount rate at December 31. We consider certain market indices, including Moody’s Corporate AA long-term bond rate, the Citigroup Pension Liability rate, a single equivalent discount rate derived with the assistance of our actuaries and our own payment stream based on these indices to develop our rate. Consequently, we selected a discount rate of 6.2% as of December 31, 2008, following our review of these various factors. Our actual retirement and postretirement plans’ weighted average asset allocations at December 31, 2008 and 2007 and our target asset allocation ranges are as follows:

	Target Range Asset Allocation	AGL Retirement Plan		NUI Retirement Plan		AGL Postretirement Plan
		2008	2007	2008	2007	2008	2007
Equity	30%-95%	63%	68%	63%	71%	70%	73%
Fixed income	10%-40%	30%	25%	32%	27%	28%	26%
Real estate and other	10%-35%	6%	3%	-	2%	-	-
Cash	0%-10%	1%	4%	5%	-	2%	1%

Our health care trend rate for the AGL Postretirement Plan is capped at 2.5%. This cap limits the increase in our contributions to the annual change in the consumer price index (CPI). An annual CPI rate of 2.5% was assumed for future years. Assumed health care cost trend rates impact the amounts reported for our health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects for the AGL Postretirement Plan.

	AGL Postretirement Plan
	One-Percentage-Point
In millions	Increase	Decrease
Effect on total of service and interest cost	$-	$-
Effect on accumulated postretirement benefit obligation	4	(3)

The following table presents expected benefit payments for the years ended December 31, 2009 through 2018 for our retirement and postretirement plans. There will be benefit payments under these plans beyond 2018.

In millions	AGL Retirement Plan	NUI Retirement Plan	AGL Postretirement Plan
2009	$20	$6	$7
2010	20	6	7
2011	21	6	7
2012	21	6	7
2013	21	6	7
2014-2018	116	28	35
Total	$219	$58	$70

The following table presents the amounts not yet reflected in net periodic benefit cost and included in accumulated OCI as of December 31, 2008.

In millions	AGL Retirement Plan	NUI Retirement Plan	AGL Postretirement Plan
Prior service credit	$(7)	$(12)	$(17)
Net loss	195	21	39
Accumulated OCI	188	9	22
Net amount recognized in consolidated balance sheet	(170)	(30)	(46)
Prepaid (accrued) cumulative employer contributions in excess of net periodic benefit cost	$18	$(21)	$(24)

There were no other changes in plan assets and benefit obligations recognized in our retirement and postretirement plans for the year ended December 31, 2008.

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP, we made matching contributions to participant accounts of $6 million in 2008, 2007 and 2006.

GLOSSARY OF TERMS

Note 4 - Stock-based and Other Incentive Compensation Plans and Agreements

General

We currently sponsor the following stock-based and other incentive compensation plans and agreements:

	Shares issuable upon exercise of outstanding stock options and / or SARs (1)	Shares issuable and / or SARs available for issuance (1)	Details
2007 Omnibus Performance Incentive Plan	280,200	4,561,386	Grants of incentive and nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock, restricted stock units and performance cash awards to key employees.
Long-Term Incentive Plan (1999) (2)	2,221,407	-	Grants of incentive and nonqualified stock options, shares of restricted stock and performance units to key employees.
Officer Incentive Plan	76,224	211,409	Grants of nonqualified stock options and shares of restricted stock to new-hire officers.
2006 Non-Employee Directors Equity Compensation Plan	not applicable	173,433	Grants of stock to non-employee directors in connection with non-employee director compensation (for annual retainer, chair retainer and for initial election or appointment).
1996 Non-Employee Directors Equity Compensation Plan	42,924	13,304
Grants of nonqualified stock options and stock to non-employee directors in connection with non-employee director compensation (for annual retainer and for initial election or appointment). The plan was amended in 2002 to eliminate the granting of stock options.

Employee Stock Purchase Plan	not applicable	321,912	Nonqualified, broad-based employee stock purchase plan for eligible employees
(1)	As of December 31, 2008
(2)	Following shareholder approval of the Omnibus Performance Incentive Plan, no further grants will be made except for reload options that may be granted under the plan’s outstanding options.

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

The following table provides additional information on compensation costs and income tax benefits related to our stock-based compensation awards. We recorded these amounts in our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006.

In millions	2008	2007	2006
Compensation costs	$10	$9	$9
Income tax benefits	1	3	3

GLOSSARY OF TERMS

Prior to our adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. In 2007 and 2006, our cash flows from financing activities included an immaterial amount for recognized compensation costs in excess of the benefits of tax deductions. In 2008, we included $2 million of such benefits in cash flow provided by operating activities.

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

As of December 31, 2008, we had $2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over the remaining average requisite service period of approximately 2 years. Cash received from stock option exercises for 2008 was $5 million, and the income tax benefit from stock option exercises was $1 million. The following tables summarize activity related to stock options for key employees and non-employee directors.

Stock Options
	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding – December 31, 2005	2,221,245	$27.79
Granted	914,216	35.81
Exercised	(543,557)	24.69
Forfeited (1)	(266,418)	34.93
Outstanding – December 31, 2006	2,325,486	$30.85
Granted	735,196	39.11
Exercised	(361,385)	27.78
Forfeited (1)	(181,799)	36.75
Outstanding – December 31, 2007	2,517,498	$33.28	7.1
Granted	258,017	38.70	8.5
Exercised	(212,600)	23.53	2.1
Forfeited (1)	(86,926)	38.01	8.5
Outstanding – December 31, 2008	2,475,989	$34.52	6.7	$3

Exercisable – December 31, 2008	1,447,508	$32.18	5.9	$3
(1) Includes 4,226 shares which expired in 2008, none in 2007 and 452 in 2006.

Unvested Stock Options
	Number of unvested options	Weighted average exercise price	Weighted average remaining vesting period (in years)	Weighted average fair value
Outstanding – December 31, 2007	1,414,962	$37.02	1.6	$4.82
Granted	258,017	38.70	2.0	2.64
Forfeited	(51,497)	38.68	2.2	4.39
Vested	(593,001)	36.26	-	4.77
Outstanding – December 31, 2008	1,028,481	$37.80	1.1	$4.33

GLOSSARY OF TERMS

Information about outstanding and exercisable options as of December 31, 2008, is as follows.

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options	Weighted average exercise price
$16.25 to $20.79	27,274	1.5	$19.53	27,274	$19.53
$20.80 to $25.34	173,326	3.1	21.82	173,326	21.82
$25.35 to $29.89	233,157	4.4	27.07	233,157	27.07
$29.90 to $34.44	406,701	6.0	33.21	406,701	33.21
$34.45 to $38.99	1,388,835	7.5	37.15	587,250	36.83
$39.00 to $43.54	246,696	8.8	39.43	19,800	41.20
Outstanding - Dec. 31, 2008	2,475,989	6.7	$34.52	1,447,508	$32.18

Summarized below are outstanding options that are fully exercisable.

Exercisable at:	Number of options	Weighted average exercise price
December 31, 2006	1,013,672	$25.45
December 31, 2007	1,102,536	$28.48
December 31, 2008	1,447,508	$32.18

In accordance with the fair value method of determining compensation expense, we use the Black-Scholes pricing model. Below are the ranges for per share value and information about the underlying assumptions used in developing the grant date value for each of the grants made during 2008, 2007 and 2006.

	2008	2007	2006
Expected life (years)	7	7	7
Risk-free interest rate % (1)	2.93 - 3.31	3.87 – 5.05	4.5 – 5.1
Expected volatility % (2)	12.8 - 13.0	13.2 – 14.3	14.2 – 15.9
Dividend yield % (3)	4.3 – 4.84	3.8 – 4.2	3.7 – 4.2
Fair value of options granted (4)	$0.19 – $2.69	$3.55 – $5.98	$4.55– $6.18

(1)	US Treasury constant maturity - 7 years
(2)	Volatility is measured over 7 years, the expected life of the options; weighted average volatility % for 2008 was 13.0%, 2007 was 14.2% and 2006 was 15.8%.
(3)	Weighted average dividend yields for 2008 was 4.3%, 2007 was 4.2% and 2006 was 4.1%
(4)	Represents per share value.

Intrinsic value for options is defined as the difference between the current market value and the grant price. Total intrinsic value of options exercised during 2008 was $2 million. With the implementation of our share repurchase program in 2006, we use shares purchased under this program to satisfy share-based exercises to the extent that repurchased shares are available. Otherwise, we issue new shares from our authorized common stock.

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

Restricted Stock Units In general, a restricted stock unit is an award that represents the opportunity to receive a specified number of shares of our common stock, subject to the achievement of certain pre-established performance criteria. In 2008, we granted to a select group a total of 206,700 restricted stock units (the 2008 restricted stock units), of which 196,100 of these units were outstanding as of December 31, 2008. These restricted stock units had a performance measurement period that ended December 31, 2008, and a performance measure related to a basic earnings per share goal that was met.

GLOSSARY OF TERMS

Performance Cash Units In general, a performance cash unit is an award that represents the opportunity to receive a cash award, subject to the achievement of certain pre-established performance criteria. In 2008, we granted performance cash awards to a select group of officers. These awards have a performance measure that is related to annual growth in basic earnings per share, plus the average dividend yield, as adjusted to reflect the effect of economic value created during the performance measurement period by our wholesale services segment. In 2008, the basic earnings per share growth target was not achieved with respect to the 2007 awards. Accruals in connection with these grants are as follows:

Dollars in millions	Units	Measurement period end date	Accrued at Dec. 31, 2008	Maximum aggregate payout
Year of grant
2006 (1)	15	Dec. 31, 2008	$1	$2
2007	23	Dec. 31, 2009	-	3
2008	3	Dec. 31, 2010	1	2

(1)	In February 2009, the 2006 performance cash units vested and resulted in an aggregate payout of $1 million.

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

Stock Awards – Non-Employee Directors Non-employee director compensation may be paid in shares of our common stock in connection with initial election, the annual retainer, and chair retainers, as applicable. Stock awards for non-employee directors are 100% vested and nonforfeitable as of the date of grant. The following table summarizes activity during 2008, related to stock awards for our non-employee directors.
Restricted Stock Awards	Shares of restricted stock	Weighted average fair value
Issued	15,674	$35.05
Forfeited	-	-
Vested	15,674	$35.05
Outstanding	-	-

Restricted Stock Awards – Employees From time to time, we may give restricted stock awards to our key employees. The following table summarizes activity during the year ended December 31, 2008, related to restricted stock awards for our key employees.

Restricted Stock Awards	Shares of restricted stock	Weighted average remaining vesting period (in years)	Weighted average fair value
Outstanding – December 31, 2007 (1)	349,036	2.1	$38.15
Issued	28,024	0.6	35.63
Forfeited	(6,483)	1.2	38.43
Vested	(70,199)	-	36.75
Outstanding – December 31, 2008 (1)	300,378	1.3	$37.87
(1)	Subject to restriction

Employee Stock Purchase Plan (ESPP)

Under the ESPP, employees may purchase shares of our common stock in quarterly intervals at 85% of fair market value. Employee contributions under the ESPP may not exceed $25,000 per employee during any calendar year.
	2008	2007	2006
Shares purchased on the open market	66,247	52,299	45,361
Average per-share purchase price	$33.22	$34.69	$31.40
Purchase price discount	$326,615	$313,584	$252,752

GLOSSARY OF TERMS

Note 5 - Common Shareholders’ Equity

Treasury Shares

Our Board of Directors has authorized us to purchase up to 8 million treasury shares through our repurchase plans. These plans are used to offset shares issued under our employee and non-employee director incentive compensation plans and our dividend reinvestment and stock purchase plans. Stock purchases under these plans may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we will purchase, and we can terminate or limit the program at any time. We will hold the purchased shares as treasury shares and account for them using the cost method. As of December 31, 2008 we had 5 million remaining authorized shares available for purchase. The following table provides more information on our treasury share activity.

In millions, except per share amounts	Total amount purchased	Shares purchased	Weighted average price per share
2006	$38	1	$36.67
2007	80	2	39.56
2008	-	-	-

Dividends

Our common shareholders may receive dividends when declared at the discretion of our Board of Directors. Dividends may be paid in cash, stock or other form of payment, and payment of future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Additionally, we derive a substantial portion of our consolidated assets, earnings and cash flow from the operation of regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation. As with most other companies, the payment of dividends are restricted by laws in the states where we do business. In certain cases, our ability to pay dividends to our common shareholders is limited by the following:

•	our ability to pay our debts as they become due in the usual course of business, satisfy our obligations under certain financing agreements, including debt-to-capitalization covenants
•	our total assets are less than our total liabilities, and
•	our ability to satisfy our obligations to any preferred shareholders

Note 6 - Debt

Our issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions, the SEC and the FERC as granted by the Energy Policy Act of 2005. The following table provides more information on our various securities.
			Weighted average	Outstanding as of December 31,
In millions	Year(s) due	Interest rate (1)	interest rate (2)	2008	2007
Short-term debt
Credit Facilities	2009	0.8%	2.9%	$500	$-
Commercial paper	2009	2.2	3.6	273	566
SouthStar line of credit	2009	1.1	2.9	75	-
Sequent lines of credit	2009	0.9	2.3	17	1
Capital leases	2009	4.9	4.9	1	1
Pivotal Utility line of credit	-	-	-	-	12
Total short-term debt		1.3%	3.3%	$866	$580
Long-term debt - net of current portion
Senior notes	2011-2034	4.5-7.1%	5.9%	$1,275	$1,275
Gas facility revenue bonds	2022-2033	0.7-5.3	3.2	200	200
Medium-term notes	2012-2027	6.6-9.1	7.8	196	196
Capital leases	2013	4.9	4.9	4	6
AGL Capital interest rate swaps		-	-	-	(2)
Total long-term debt		5.6%	5.7%	$1,675	$1,675

Total debt		4.1%	5.2%	$2,541	$2,255
(1)	As of December 31, 2008.
(2)	For the year ended December 31, 2008.

GLOSSARY OF TERMS

Short-term Debt

Our short-term debt at December 31, 2008 and 2007 was composed of borrowings under our commercial paper program; Credit Facilities; current portions of our capital lease obligations; and lines of credit for Sequent, SouthStar and Pivotal Utility.

Commercial Paper and Credit Facilities Our commercial paper consists of short-term, unsecured promissory notes with maturities ranging from 2 to 16 days. These unsecured promissory notes are supported by our $1 billion Credit Facility which expires in August 2011 and a supplemental $140 million Credit Facility that expires in September 2009. We have the option to request an increase in the aggregate principal amount available for borrowing under the $1 billion Credit Facility to $1.25 billion on not more than three occasions during each calendar year. The $140 million Credit Facility allows for the option to request an increase in the borrowing capacity to $150 million.

Several of our subsidiaries, including SouthStar participate in our commercial paper program. As of December 31, 2008, we had $273 million of commercial paper borrowings and $500 million outstanding under the Credit Facilities. As of December 31, 2007, we did not have any amounts outstanding under the Credit Facilities.

SouthStar Credit Facility SouthStar’s five-year $75 million unsecured credit facility expires in November 2011. SouthStar will use this line of credit for working capital and its general corporate needs. We had $75 million of outstanding borrowings on this line of credit at December 31, 2008. At December 31, 2007, there were no outstanding borrowings on this line of credit. We do not guarantee or provide any other form of security for the repayment of this credit facility.

Sequent Lines of Credit In June 2008, we extended Sequent’s $25 million unsecured line of credit to June 2009, which bears interest at the federal funds effective rate plus 0.75%. In September 2008, Sequent extended its second $20 million line of credit that bears interest at the LIBOR rate plus 1.0% to September 2009. In December 2008 the terms of this line of credit were amended to $5 million bearing interest at the LIBOR Rate plus 3.0%. Both lines of credit are used solely for the posting of margin deposits for NYMEX transactions and are unconditionally guaranteed by us.

Pivotal Utility Line of Credit This $20 million line of credit, which had been established to support Elizabethtown Gas’ hedging program, was terminated in October 2008. For more information on this hedging program, see Note 2.

Long-term Debt

Our long-term debt at December 31, 2008 and 2007 matures more than one year from the balance sheet date and consists of medium-term notes: Series A, Series B and Series C, which we issued under an indenture dated December 1, 1989; senior notes; gas facility revenue bonds; and capital leases. Our annual maturities of long-term debt, excluding capital leases of $4 million, are as follows:

Year	Amount (in millions)
2011	$300
2012	15
2013	225
2015	200
2016	300
2017	22
2021	30
2022	93
2024	20
2026	69
2027	53
2032	55
2033	39
2034	250
Total	$1,671

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

GLOSSARY OF TERMS

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

Issue Date	Amount (in millions)	Interest rate	Maturity
July 1994 (1)	$47	0.70%	Oct. 2022
July 1994 (1)	20	1.10	Oct. 2024
June 1992 (1)	39	1.10	June 2026
June 1992 (1)	55	0.85	June 2032
July 1997	39	5.25	Nov. 2033
Total	$200
(1)	Interest rate is adjusted daily or weekly. Rates indicated are as of December 31, 2008.

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

Preferred Securities As of December 31, 2008, we had 10 million shares of authorized, unissued Class A junior participating preferred stock, no par value, and 10 million shares of authorized, unissued preferred stock, no par value.

Capital Leases Our capital leases consist primarily of a sale/leaseback transaction completed in 2002 by Florida City Gas related to its gas meters and other equipment and will be repaid at approximately $1 million per year until 2013. Pursuant to the terms of the lease agreement, Florida City Gas is required to insure the leased equipment during the lease term. In addition, at the expiration of the lease term, Florida City Gas has the option to purchase the leased meters from the lessor at their fair market value. The fair market value of the equipment will be determined on the basis of an arm’s-length transaction between an informed and willing buyer.

Default Events

Our Credit Facilities’ financial covenants requires us to maintain a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. Our ratio of total debt to total capitalization calculation contained in our debt covenant includes minority interest, standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. Adjusting for these items, our debt-to-equity calculation, as defined by our Credit Facilities, was 59% at December 31, 2008 and 58% at December 31, 2007. These amounts are within our required and targeted ranges. Our debt-to-equity calculation, as calculated from our consolidated balance sheets, was 61% at December 31, 2008 and 58% at December 31, 2007.

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

We have no trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any transaction that requires us to issue equity based on credit ratings or other trigger events. We are currently in compliance with all existing debt provisions and covenants.

GLOSSARY OF TERMS

 Note 7 - Commitments and Contingencies

We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities that are reasonably likely to have a material affect on liquidity or the availability of requirements for capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. As we do for other subsidiaries, we provide guarantees to certain gas suppliers for SouthStar in support of payment obligations. The following table illustrates our expected future contractual payments such as debt and lease agreements, and commitment and contingencies as of December 31, 2008.

			2010	2012	2014
			&	&	&
In millions	Total	2009	2011	2013	thereafter
Recorded contractual obligations:
Long-term debt	$1,675	$-	$302	$242	$1,131
Short-term debt	866	866	-	-	-
Environmental remediation liabilities (1)	106	17	41	38	10
PRP costs (1)	189	49	91	49	-
Total	$2,836	$932	$434	$329	$1,141
Unrecorded contractual obligations and commitments (2):
Interest charges (3)	$975	$94	$168	$137	$576
Pipeline charges, storage capacity and gas supply (4)	1,713	491	573	299	350
Operating leases (5)	137	30	45	25	37
Standby letters of credit, performance / surety bonds	52	48	3	1	-
Asset management agreements (6)	32	12	19	1	-
Pension contribution (7)	7	7	-	-	-
Total	$2,916	$682	$808	$463	$963

(1)	Includes charges recoverable through rate rider mechanisms.
(2)	In accordance with GAAP, these items are not reflected in our consolidated balance sheets.
(3)
Floating rate debt is based on the interest rate as of December 31, 2008 and the maturity of the underlying debt instrument. As of December 31, 2008, we have $35 million of accrued interest on our consolidated balance sheet that will be paid in 2009.

(4)
Charges recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers. Also includes demand charges associated with Sequent. A subsidiary of NUI entered into two 20-year agreements for the firm transportation and storage of natural gas during 2003 with annual aggregate demand charges of approximately $5 million. As a result of our acquisition of NUI and in accordance with SFAS 141, we valued the contracts at fair value and established a long-term liability of $38 million for the excess liability that will be amortized to our consolidated statements of income over the remaining lives of the contracts of $2 million annually through November 2023 and $1 million annually from November 2023 to November 2028. The gas supply amount includes SouthStar gas commodity purchase commitments of 15 Bcf at floating gas prices calculated using forward natural gas prices as of December 31, 2008, and is valued at $85 million.

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

(6)	Represent fixed-fee minimum payments for Sequent’s affiliated asset management agreements.
(7)
Based on the current funding status of the plans, we would be required to make a minimum contribution to our pension plans of approximately $7 million in 2009. We may make additional contributions in 2009.

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

GLOSSARY OF TERMS

Atlanta Gas Light’s current estimate for the remaining cost of future actions at its former operating sites is $38 million, which may change depending on whether future measures for groundwater will be required. As of December 31, 2008, we have recorded a liability equal to the low end of the range of $38 million, of which $10 million is expected to be incurred over the next 12 months.

These liabilities do not include other potential expenses, such as unasserted property damage claims, personal injury or natural resource damage claims, unbudgeted legal expenses or other costs for which Atlanta Gas Light may be held liable but for which it cannot reasonably estimate an amount.

The ERC liability is included as a corresponding regulatory asset, which is a combination of accrued ERC and unrecovered cash expenditures for investigation and cleanup costs. Atlanta Gas Light has three ways of recovering investigation and cleanup costs. First, the Georgia Commission has approved an ERC recovery rider. The ERC recovery mechanism allows for recovery of expenditures over a five-year period subsequent to the period in which the expenditures are incurred. Atlanta Gas Light expects to collect $17 million in revenues over the next 12 months under the ERC recovery rider, which is reflected as a current asset. The amounts recovered from the ERC recovery rider during the last three years were:

•	$22 million in 2008
•	$26 million in 2007
•	$29 million in 2006

The second way to recover costs is by exercising the legal rights Atlanta Gas Light believes it has to recover a share of its costs from other potentially responsible parties, typically former owners or operators of these sites. There were no material recoveries from potentially responsible parties during 2008, 2007 or 2006.

The third way to recover costs is from the receipt of net profits from the sale of remediated property.

Elizabethtown Gas In New Jersey, Elizabethtown Gas is currently conducting remediation activities with oversight from the New Jersey Department of Environmental Protection. Although we cannot estimate the actual total cost of future environmental investigation and remediation efforts with precision, based on probabilistic models similar to those used at Atlanta Gas Light’s former operating sites, the range of reasonably possible costs is $58 million to $116 million. As of December 31, 2008, we have recorded a liability equal to the low end of that range, or $58 million, of which $7 million in expenditures are expected to be incurred over the next 12 months.

Prudently incurred remediation costs for the New Jersey properties have been authorized by the New Jersey Commission to be recoverable in rates through a remediation adjustment clause. As a result, Elizabethtown Gas has recorded a regulatory asset of approximately $66 million, inclusive of interest, as of December 31, 2008, reflecting the future recovery of both incurred costs and accrued carrying charges. Elizabethtown Gas expects to collect approximately $1 million in revenues over the next 12 months. Elizabethtown Gas has also been successful in recovering a portion of remediation costs incurred in New Jersey from its insurance carriers and continues to pursue additional recovery.

We own a site in Elizabeth City, North Carolina that is subject to a remediation order by the North Carolina Department of Energy and Natural Resources. We had recorded liabilities of $10 million as of December 31, 2008 and $11 million as of December 31, 2007 related to this site.

There is one other site in North Carolina where investigation and remediation is likely, although no remediation order exists and we do not believe costs associated with this site can be reasonably estimated. In addition, there are as many as six other sites with which we had some association, although no basis for liability has been asserted, and accordingly we have not accrued any remediation liability. There are currently no cost recovery mechanisms for the environmental remediation sites in North Carolina.

Rental Expense

We incurred rental expense in the amounts of $21 million in 2008, $21 million in 2007 and $19 million in 2006.

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

GLOSSARY OF TERMS

In September 2006, Jefferson Island filed suit against the State of Louisiana, in the 19th Judicial District Court in Baton Rouge, to maintain its lease to complete an ongoing natural gas storage expansion project in Louisiana. The project would add two salt dome storage caverns under Lake Peigneur to the two caverns currently owned and operated by Jefferson Island. In its suit, Jefferson Island alleges that the Louisiana DNR accepted all leasehold payments without reservation and never provided Jefferson Island with notice and opportunity to cure, as required by state law. In its answer to the suit, the State denied that anyone with proper authority approved the late payments. As to the second basis for termination, the suit contends that Jefferson Island’s lease with the State of Louisiana was amended in 2004 so that mining operations are no longer required to maintain the lease. The State’s answer denies that the 2004 amendment was properly authorized. In March 2008, Jefferson Island served discovery requests on the State of Louisiana and sought a trial date in its pending lawsuit over its natural gas storage expansion project at Lake Peigneur. Jefferson Island also asserted additional claims against the State seeking to obtain a declaratory ruling that Jefferson Island’s surface lease, under which it operates its existing two storage caverns, authorizes the creation of the two new expansion caverns separate and apart from the mineral lease challenged by the State.

In addition, in June 2008, the State of Louisiana passed legislation restricting water usage from the Chicot aquifer, which is a main source of fresh water required for the expansion of our Jefferson Island capacity. We contend that this legislation is unconstitutional and have sought to amend the pending litigation to seek a declaration that the legislation is invalid and cannot be enforced. Even if we are not successful on those grounds, we believe the legislation does not materially impact the feasibility of the expansion project. If we are unable to reach a settlement, we are not able to predict the outcome of the litigation. As of January 2009, our current estimate of costs incurred that would be considered unusable if the Louisiana DNR was successful in terminating our lease and causing us to cease the expansion project is approximately $6 million.

In February 2008, the consumer affairs staff of the Georgia Commission alleged that GNG charged its customers on variable rate plans prices for natural gas that were in excess of the published price, that it failed to give proper notice regarding the availability of potentially lower price plans and that it changed its methodology for computing variable rates. GNG asserted that it fully complied with all applicable rules and regulations, that it properly charged its customers on variable rate plans the rates on file with the Georgia Commission, and that, consistent with its terms and conditions of service, it routinely switched customers who requested to move to another price plan for which they qualified. In order to resolve this matter GNG agreed to pay $2.5 million in the form of credits to customers, or as directed by the Georgia Commission, which was recorded in our statements of consolidated income for the year ended December 31, 2008.

In February 2008, a class action lawsuit was filed in the Superior Court of Fulton County in the State of Georgia against GNG containing similar allegations to those asserted by the Georgia Commission staff and seeking damages on behalf of a class of GNG customers. This lawsuit was dismissed in September 2008. In October 2008, the plaintiffs appealed the dismissal of the lawsuit and the parties are in the process of filing briefs on that appeal.

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

GLOSSARY OF TERMS

Review of Compliance with FERC Regulations

In 2008, we conducted an internal review of our compliance with FERC interstate natural gas pipeline capacity release rules and regulations. Independent of our internal review, we also received data requests from FERC’s Office of Enforcement relating specifically to compliance with FERC’s capacity release posting and bidding requirements. We have responded to FERC’s data requests and are fully cooperating with FERC in its investigation. As a result of this process, we have identified certain instances of possible non-compliance. We are committed to full regulatory compliance and we have met with the FERC Enforcement staff to discuss with them these instances of possible non-compliance. Accordingly we have accrued an appropriate estimate of possible penalties assessed by the FERC. This estimate does not have, and management does not believe the ultimate resolution will have, a material financial impact to our consolidated results of operations, cash flows or financial condition.

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

In millions	2008	2007	2006
Current income taxes
Federal	$37	$86	$(4)
State	7	12	2
Deferred income taxes
Federal	77	23	115
State	12	7	18
Amortization of investment tax credits	(1)	(1)	(2)
Total	$132	$127	$129

The reconciliations between the statutory federal income tax rate, the effective rate and the related amount of tax for the years ended December 31, 2008, 2007 and 2006 are presented in the following table.

	2008		2007		2006
In millions	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Computed tax expense at statutory rate	$122	35.0%	$118	35.0%	$119	35.0%
State income tax, net of federal income tax benefit	14	4.0	13	3.8	12	3.6
Amortization of investment tax credits	(1)	(0.4)	(1)	(0.3)	(2)	(0.5)
Affordable housing credits	(2)	(0.5)	(1)	(0.3)	-	-
Flexible dividend deduction	(2)	(0.5)	(2)	(0.6)	(2)	(0.5)
Other – net	1	0.2	-	-	2	0.2
Total income tax expense at effective rate	$132	37.8%	$127	37.6%	$129	37.8%

Accumulated Deferred Income Tax Assets and Liabilities

We report some of our assets and liabilities differently for financial accounting purposes than we do for income tax purposes. We report the tax effects of the differences in those items as deferred income tax assets or liabilities in our consolidated balance sheets. We measure the assets and liabilities using income tax rates that are currently in effect. Because of the regulated nature of the utilities’ business, we recorded a regulatory tax liability in accordance with SFAS 109, which we are amortizing over approximately 30 years (see Note 1 “Accounting Policies and Methods of Application”). Our deferred tax assets include $86 million related to an unfunded pension and postretirement benefit obligation an increase of $51 million from 2007.

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

GLOSSARY OF TERMS

	As of December 31,
In millions	2008	2007
Accumulated deferred income tax liabilities
Property – accelerated depreciation and other property-related items	$635	$568
Mark to market	5	4
Other	32	44
Total accumulated deferred income tax liabilities	672	616
Accumulated deferred income tax assets
Deferred investment tax credits	5	6
Unfunded pension and postretirement benefit obligation	86	35
Net operating loss – NUI (1)	2	5
Other	11	7
Total accumulated deferred income tax assets	104	53
Valuation allowances (2)	(3)	(3)
Total accumulated deferred income tax assets, net of valuation allowance	101	50
Net accumulated deferred tax liability	$571	$566
(1)	Expire in 2021.
(2)	Valuation allowance is due to the net operating losses on NUI headquarters that are not usable in New Jersey.

Tax Benefits

In June 2006, the FASB issued FIN 48, which addressed the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We adopted the provisions of FIN 48 on January 1, 2007. At the date of adoption, as of December 31, 2007 and as of December 31, 2008, we did not have a liability for unrecognized tax benefits. Based on current information, we do not anticipate that this will change materially in 2009.

We recognize accrued interest and penalties related to uncertain tax positions in operating expenses in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2008, we did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

We file a U.S. federal consolidated income tax return and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service or any state for years before 2002, but we are currently under audit by the Internal Revenue Service for tax years 2006 and 2007.

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

GLOSSARY OF TERMS

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The reconciliations of EBIT to operating income, earnings before income taxes and net income for 2008, 2007 and 2006 are presented below.

In millions	2008	2007	2006
Operating revenues	$2,800	$2,494	$2,621
Operating expenses	2,322	2,005	2,133
Operating income	478	489	488
Minority interest	(20)	(30)	(23)
Other income (expense)	6	4	(1)
EBIT	464	463	464
Interest expense	115	125	123
Earnings before income taxes	349	338	341
Income taxes	132	127	129
Net income	$217	$211	$212

Summarized income statement, balance sheet and capital expenditure information by segment as of and for the years ended December 31, 2008, 2007 and 2006 is shown in the following tables.

2008
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations	Consolidated AGL Resources
Operating revenues from external parties	$1,581	$987	$170	$55	$7	$2,800
Intercompany revenues (1)	187	-	-	-	(187)	-
Total operating revenues	1,768	987	170	55	(180)	2,800
Operating expenses
Cost of gas	950	838	48	5	(187)	1,654
Operation and maintenance	330	67	55	24	(4)	472
Depreciation and amortization	128	4	5	6	9	152
Taxes other than income taxes	35	2	2	1	4	44
Total operating expenses	1,443	911	110	36	(178)	2,322
Operating income (loss)	325	76	60	19	(2)	478
Minority interest	-	(20)	-	-	-	(20)
Other income	4	1	-	-	1	6
EBIT	$329	$57	$60	$19	$(1)	$464
Identifiable and total assets	$5,138	$315	$970	$353	$(66)	$6,710
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$278	$6	$1	$75	$12	$372

2007
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations	Consolidated AGL Resources
Operating revenues from external parties	$1,477	$892	$83	$42	$-	$2,494
Intercompany revenues (1)	188	-	-	-	(188)	-
Total operating revenues	1,665	892	83	42	(188)	2,494
Operating expenses
Cost of gas	845	704	6	2	(188)	1,369
Operation and maintenance	330	69	38	19	(5)	451
Depreciation and amortization	122	5	4	5	8	144
Taxes other than income taxes	33	1	1	1	5	41
Total operating expenses	1,330	779	49	27	(180)	2,005
Operating income (loss)	335	113	34	15	(8)	489
Minority interest	-	(30)	-	-	-	(30)
Other income	3	-	-	-	1	4
EBIT	$338	$83	$34	$15	$(7)	$463
Identifiable and total assets	$4,847	$282	$890	$287	$(48)	$6,258
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures	$201	$2	$2	$26	$28	$259

GLOSSARY OF TERMS

2006
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations	Consolidated AGL Resources
Operating revenues from external parties	$1,467	$930	$182	$41	$1	$2,621
Intercompany revenues (1)	157	-	-	-	(157)	-
Total operating revenues	1,624	930	182	41	(156)	2,621
Operating expenses
Cost of gas	817	774	43	5	(157)	1,482
Operation and maintenance	350	64	46	20	(7)	473
Depreciation and amortization	116	3	2	5	12	138
Taxes other than income taxes	33	1	1	1	4	40
Total operating expenses	1,316	842	92	31	(148)	2,133
Operating income (loss)	308	88	90	10	(8)	488
Minority interest	-	(23)	-	-	-	(23)
Other income (expense)	2	(2)	-	-	(1)	(1)
EBIT	$310	$63	$90	$10	$(9)	$464
Identifiable and total assets	$4,565	$293	$830	$373	$62	$6,123
Goodwill	$406	$-	$-	$14	$-	$420
Capital expenditures	$174	$9	$2	$23	$45	$253

(1) Intercompany revenues – Wholesale services records its energy marketing and risk management revenue on a net basis. Wholesale services total operating revenues include intercompany revenues of $982 million in 2008, $638 million in 2007 and $531 million in 2006.

Note 10 - Quarterly Financial Data (Unaudited)

Our quarterly financial data for 2008, 2007 and 2006 are summarized below. The variance in our quarterly earnings is the result of the seasonal nature of our primary business.

In millions, except per share amounts	March 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$1,012	$444	$539	$805
Operating income	188	6	126	158
Net income (loss)	89	(11)	65	74
Basic earnings (loss) per share	1.17	(0.15)	0.85	0.97
Diluted earnings (loss) per share	1.16	(0.15)	0.85	0.97
2007
Operating revenues	$973	$467	$369	$685
Operating income	216	78	55	140
Net income	102	30	13	66
Basic earnings per share	1.31	0.40	0.17	0.86
Diluted earnings per share	1.30	0.40	0.17	0.86
2006
Operating revenues	$1,044	$436	$434	$707
Operating income	228	60	90	110
Net income	110	19	36	47
Basic earnings per share	1.42	0.25	0.46	0.60
Diluted earnings per share	1.41	0.25	0.46	0.60

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

GLOSSARY OF TERMS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited, our internal control over financial reporting as of December 31, 2008. The unqualified reports of management and PricewaterhouseCoopers LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors will be set forth under the captions “Proposal I -Election of Directors”, - “Corporate Governance - Ethics and Compliance Program,” – “Committees of the Board” and “- Audit Committee” in the Proxy Statement for our 2009 Annual Meeting of Shareholders or in a subsequent amendment to this report. The information required by this item with respect to the executive officers is set forth at Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement or subsequent amendment referred to above. All such information that is provided in the Proxy Statement is incorporated herein by reference.

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

GLOSSARY OF TERMS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Proposal 3 – Ratification of the Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for 2009” in the Proxy Statement or subsequent amendment to referred to in Item 10 above. All such information that is provided in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of This Report.

(1) Financial Statements Included in Item 8 are the following:

•	Report of Independent Registered Public Accounting Firm
•	Management’s Report on Internal Control Over Financial Reporting
•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Statements of Consolidated Income for the years ended December 31, 2008, 2007, and 2006
•	Statements of Consolidated Common Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
•	Statements of Consolidated Cash Flows for the years ended December 31, 2008, 2007, and 2006
•	Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

Financial Statement Schedule II. Valuation and Qualifying Accounts - Allowance for Uncollectible Accounts and Income Tax Valuations for Each of the Three Years in the Period Ended December 31, 2008.

Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

3.1	Amended and Restated Articles of Incorporation filed November 2, 2005, with the Secretary of State of the state of Georgia (Exhibit 3.1, AGL Resources Inc. Form 8-K dated November 2, 2005).

3.2	Bylaws, as amended on December 10, 2008 (Exhibit 3.2, AGL Resources, Inc. Form 8-K dated December 16, 2008).

4.1.a	Specimen form of Common Stock certificate (Exhibit 4.1, AGL Resources Inc. Form 10-Q for the fiscal quarter ended September 30, 2007).

4.1.b	Specimen AGL Capital Corporation 6.00% Senior Notes due 2034 (Exhibit 4.1, AGL Resources Inc. Form 8-K dated September 27, 2004).

4.1.c	Specimen AGL Capital Corporation 4.95% Senior Notes due 2015. (Exhibit 4.1, AGL Resources Inc. Form 8-K dated December 21, 2004).

4.1.d	Specimen AGL Capital Corporation 6.375% Senior Secured Notes due 2016. (Exhibit 4.1, AGL Resources Inc. Form 8-K dated December 11, 2007).

4.1.e	Specimen AGL Capital Corporation 7.125% Senior Secured Notes due 2011 (Exhibit 4.1.f, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2007).

4.1.f	Specimen AGL Capital Corporation 4.45% Senior Secured Notes due 2013 (Exhibit 4.1.g, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2007).

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

GLOSSARY OF TERMS

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

4.3.d
Form of Guarantee of AGL Resources Inc. dated as of March 31, 2001 regarding the AGL Capital Corporation 7.125% Senior Note due 2011 (Exhibit 4.3.d, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2007).

4.3.e
Form of Guarantee of AGL Resources Inc. dated as of July 2, 2003 regarding the AGL Capital Corporation 4.45% Senior Note due 2013 (Exhibit 4.3.e, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2007).

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

10.1.e	First Amendment to the AGL Resources Inc. 2006 Non-Employee Directors Equity Compensation Plan (Exhibit 10.1.i, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.f	Second Amendment to the AGL Resources Inc. 2006 Non-Employee Directors Equity Compensation Plan.

10.1.g	AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.b, AGL Resources Inc. Form 10-Q for the quarter ended December 31, 1997).

10.1.h	First Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.5, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2000).

10.1.i	Second Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.4, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.j	Third Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.5, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2002).

10.1.k	Fourth Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors (Exhibit 10.1.m, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.l	Fifth Amendment to the AGL Resources Inc. 1998 Common Stock Equivalent Plan for Non-Employee Directors.

10.1.m	Description of Directors’ Compensation (Exhibit 10.1, AGL Resources Inc. Form 8-K dated December 1, 2004).

10.1.n	Form of Stock Award Agreement for Non-Employee Directors (Exhibit 10.1.aj, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.o	Form on Nonqualified Stock Option Agreement for Non-Employee Directors (Exhibit 10.1.ak, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.p
Form of Director Indemnification Agreement, dated April 28, 2004, between AGL Resources Inc., on behalf of itself and the Indemnities named therein (Exhibit 10.3, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2004).

GLOSSARY OF TERMS

Executive Compensation Contracts, Plans and Arrangements

10.1.aa	AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated as of January 1, 2002 (Exhibit 99.2, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2002).

10.1.ab	First amendment to the AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated (Exhibit 10.1.b, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.ac	Second amendment to the AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated (Exhibit 10.1.l, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.ad	Third amendment to the AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated.

10.1.ae	AGL Resources Inc. Officer Incentive Plan (Exhibit 10.2, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2001).

10.1.af	First amendment to the AGL Resources Inc. Officer Incentive Plan (Exhibit 10.1.j, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.ag	Second amendment to the AGL Resources Inc. Officer Incentive Plan.

10.1.ah	AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Annex A of AGL Resources Inc.’s Schedule 14A, File No. 001-14174, filed with the Securities and Exchange Commission on March 19, 2007).

10.1.ai	First Amendment to the AGL Resources Inc. 2007 Omnibus Performance Incentive Plan.

10.1.aj	Form of Incentive Stock Option Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.b, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.ak	Form of Nonqualified Stock Option Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.c, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.al	Form of Performance Cash Award Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.d, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.am	Form of Restricted Stock Agreement (performance based) - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.e, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.an	Form of Restricted Stock Agreement (time based) - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.f, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.ao	Form of Restricted Stock Unit Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan. (Exhibit 10.1.g, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007)

10.1.ap	Form of Stock Appreciation Rights Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.h, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.aq
Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Agreement for key employees (Exhibit 10.1, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2004).

10.1.ar	Form of Performance Unit Agreement for key employees (Exhibit 10.1.e, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.as	Forms of Nonqualified Stock Option Agreement without the reload provision (LTIP and Officer Plan) (Exhibit 10.1, AGL Resources Inc. Form 8-K dated March 15, 2005).

10.1.at	Form of Nonqualified Stock Option Agreement with the reload provision (Officer Plan) (Exhibit 10.2, AGL Resources Inc. Form 8-K dated March 15, 2005).

10.1.au	Form of Restricted Stock Unit Agreement and Performance Cash Unit Agreement for key employees (Exhibit 10.1 and 10.2, respectively, AGL Resources Inc. Form 8-K dated February 24, 2006).

10.1.av	AGL Resources Inc. Nonqualified Savings Plan as amended and restated as of January 1, 2009.

GLOSSARY OF TERMS

10.1.aw	AGL Resources Inc. Annual Incentive Plan - 2007 (Exhibit 10.1, AGL Resources Inc. Form 8-K dated August 6, 2007).

10.1.ax	Description of Annual Incentive Compensation Arrangement for Douglas N. Schantz (Exhibit 10.1.ax, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2007).

10.1.ay	Description of Supplemental Executive Retirement Plan for John W. Somerhalder II.

10.1.az	AGL Resources Inc. Excess Benefit Plan as amended and restated as of January 1, 2009.

10.1.ba
Continuity Agreement, dated December 1, 2007, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly owned subsidiary) and John W. Somerhalder (Exhibit 10.1.a AGL Resources, Inc. Form 8-K dated January 8, 2008).

10.1.bb
Continuity Agreement, dated December 1, 2007, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly owned subsidiary) and Andrew W. Evans (Exhibit 10.1.b AGL Resources, Inc. Form 8-K dated January 8, 2008).

10.1.bc
Continuity Agreement, dated December 1, 2007, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly owned subsidiary) and Kevin P. Madden (Exhibit 10.1.c AGL Resources, Inc. Form 8-K dated January 8, 2008).

10.1.bd
Continuity Agreement, dated December 1, 2007, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly owned subsidiary) and Douglas N. Schantz (Exhibit 10.1.d AGL Resources, Inc. Form 8-K dated January 8, 2008).

10.1.be
Continuity Agreement, dated December 1, 2007, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly owned subsidiary) and Paul R. Shlanta (Exhibit 10.1.bl, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2007).

10.1.bf	Form of AGL Resources Inc. Executive Post Employment Medical Benefit Plan (Exhibit 10.1.d, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2003).

10.1.bg
Description of compensation for each of John W. Somerhalder, Andrew W. Evans, Kevin P. Madden, Douglas N. Schantz and Paul R. Shlanta (incorporated herein by reference to the Compensation Discussion and Analysis section of the AGL Resources Inc. Proxy Statement for the Annual Meeting of Shareholders held April 30, 2008 filed on March 19, 2008).

10.2
Guaranty Agreement, effective December 13, 2005, by and between Atlanta Gas Light Company and AGL Resources Inc. (Exhibit 10.2, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2007).

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

10.6.a
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

10.6.b	Modification to the Amended and Restated Master Environmental Management Services Agreement, dated July 25, 2002 by and between Atlanta Gas Light Company and The RETEC Group, Inc.

10.6.c	Term Extension to the Amended and Restated Master Environmental Management Services Agreement, dated July 25, 2002 by and between Atlanta Gas Light Company and The RETEC Group, Inc.

10.6.d	Modification to the Amended and Restated Master Environmental Management Services Agreement, dated July 25, 2002 by and between Atlanta Gas Light Company and The RETEC Group, Inc.

10.6.e	Second Modification to the Amended and Restated Master Environmental Management Services Agreement, dated July 25, 2002 by and between Atlanta Gas Light Company and The RETEC Group, Inc.

10.6.f	Third Modification to the Amended and Restated Master Environmental Management Services Agreement, dated July 25, 2002 by and between Atlanta Gas Light Company and The RETEC Group, Inc.

GLOSSARY OF TERMS

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

10.8
SouthStar Energy Services LLC Amended and Restated Agreement, dated April 1, 2004 by and between Georgia Natural Gas Company and Piedmont Energy Company (Exhibit 10, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2004).

10.9
Letter of Credit and Security Agreement dated as of September 4, 2008 by and among Pivotal Utility Holdings, Inc. as borrower, AGL Resources Inc. as Guarantor, Bank of America, N.A. as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, LTD. as Syndication Agent and Bank of America, N.A. as Issuing Bank (Exhibit 10.1, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2008).

10.10
Credit Agreement as of September 30, 2008 by and among AGL Resources Inc., AGL Capital Corporation, Wachovia Bank, N.A. as Administrative Agent, Wachovia Capital Markets, LLC as sole lead arranger and sole lead bookrunner. SunTrust Bank, NA, The Bank of Tokyo-Mitsubishi UFJ, LTD., Calyon New York Brand and The Royal Bank of Scotland PLC as Co-Documentation Agents (Exhibit 10.1, AGL Resources Inc. Form 8-K dated September 30, 2008).

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

GLOSSARY OF TERMS

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 5, 2009.

AGL RESOURCES INC.

By: /s/ John W. Somerhalder II
John W. Somerhalder II
Chairman, President and Chief Executive Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Somerhalder II, Andrew W. Evans, Paul R. Shlanta and Bryan E. Seas, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2008, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 5, 2009.

Signatures	Title

/s/ John W. Somerhalder II	Chairman, President and Chief Executive Officer (Principal Executive Officer)
John W. Somerhalder II

/s/ Andrew W. Evans	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Andrew W. Evans

/s/ Bryan E. Seas	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Bryan E. Seas

/s/ Sandra N. Bane	Director
Sandra N. Bane

/s/ Thomas D. Bell, Jr.	Director
Thomas D. Bell, Jr.

/s/ Charles R. Crisp	Director
Charles R. Crisp

/s/ Arthur E. Johnson	Director
Arthur E. Johnson

/s/ Wyck A. Knox, Jr.	Director
Wyck A. Knox, Jr.

/s/ Dennis M. Love Dennis M. Love	Director

/s/ Charles H. McTier	Director
Charles H. McTier

/s/ Dean R. O’Hare	Director
Dean R. O’Hare

/s/ D. Raymond Riddle	Director
D. Raymond Riddle

/s/ James A. Rubright	Director
James A. Rubright

/s/ Felker W. Ward, Jr.	Director
Felker W. Ward, Jr.

/s/ Bettina M. Whyte	Director
Bettina M. Whyte

/s/ Henry C. Wolf	Director
Henry C. Wolf

GLOSSARY OF TERMS

Schedule II

AGL Resources Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS AND INCOME TAX VALUATION FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008.

In millions	Allowance for uncollectible accounts	Income tax valuation
Balance at December 31, 2005	$15	$9
Provisions charged to income in 2006	22	-
Accounts written off as uncollectible, net in 2006	(22)	-
Decrease due to change in circumstances	-	(6)
Balance at December 31, 2006	15	3
Provisions charged to income in 2007	19	-
Accounts written off as uncollectible, net in 2007	(20)	-
Balance at December 31, 2007	14	3
Provisions charged to income in 2008	27	-
Accounts written off as uncollectible, net in 2008	(25)	-
Balance at December 31, 2008	$16	$3

GLOSSARY OF TERMS