Form 10-Q
period 2010-03-31
AGL RESOURCES INC
filed 2010-04-27
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of April 20, 2010
Common Stock, $5.00 Par Value	77,849,493

Glossary of Key Terms

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2010

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

ERC	Environmental remediation costs associated with our distribution operations segment which are generally recoverable through rates mechanisms
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission, the state regulatory agency for Atlanta Gas Light
GNG	Georgia Natural Gas, the name under which SouthStar does business in Georgia
Golden Triangle Storage	Golden Triangle Storage, Inc.
Heating Degree Days	A measure of the effects of weather on our businesses, calculated when the average daily actual temperatures are less than a baseline temperature of 65 degrees Fahrenheit
Heating Season	The period from November through March when natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems when weather is colder
LOCOM	Lower of weighted average cost or current market price
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
Moody’s	Moody’s Investors Service
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
Operating margin
A non-GAAP measure of income, calculated as operating revenues minus cost of gas, that excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets; these items are included in our calculation of operating income as reflected in our condensed consolidated statements of income. Operating margin should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP

OTC	Over-the-counter
Piedmont	Piedmont Natural Gas
PP&E	Property, plant and equipment
Regulatory Infrastructure Program
Programs that update or expand our distribution systems and liquefied natural gas facilities to improve system reliability and meet operational flexibility and growth. These programs include the pipeline replacement program and STRIDE at Atlanta Gas Light and Elizabethtown Gas’ utility infrastructure enhancements program.

S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SouthStar	SouthStar Energy Services LLC
Tennessee Authority	Tennessee Regulatory Authority, the state regulatory agency for Chattanooga Gas
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
WACOG	Weighted average cost of goods

Glossary of Key Terms

PART 1 – Financial Information
Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

		As of
In millions	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009
Current assets
Cash and cash equivalents	$19	$26	$21
Receivables
Energy marketing receivables (Note 1)	563	615	326
Gas, unbilled and other receivables	417	362	458
Less allowance for uncollectible accounts	21	14	20
Total receivables	959	963	764
Inventories, net (Note 1)	370	672	348
Derivative financial instruments – current portion (Note 1 and Note 2)	205	188	202
Unrecovered regulatory infrastructure program costs – current portion (Note 1)	45	43	42
Unrecovered environmental remediation costs – current portion (Note 1)	10	11	16
Other current assets	41	97	38
Total current assets	1,649	2,000	1,431
Long-term assets and other deferred debits
Property, plant and equipment	6,025	5,939	5,592
Less accumulated depreciation	1,814	1,793	1,706
Property, plant and equipment-net	4,211	4,146	3,886
Goodwill	418	418	418
Unrecovered regulatory infrastructure program costs (Note 1)	258	223	177
Unrecovered environmental remediation costs (Note 1)	159	161	121
Derivative financial instruments (Note 1 and Note 2)	56	52	48
Other	74	74	76
Total long-term assets and other deferred debits	5,176	5,074	4,726
Total assets	$6,825	$7,074	$6,157
Current liabilities
Energy marketing trade payable (Note 1)	$620	$524	$342
Current portion of long-term debt (Note 5)	301	1	1
Accounts payable – trade	219	237	193
Short-term debt (Note 5)	153	601	402
Accrued expenses	137	132	151
Accrued regulatory infrastructure program costs – current portion (Note 1)	75	55	43
Derivative financial instruments – current portion (Note 1 and Note 2)	74	52	43
Customer deposits	52	41	58
Accrued environmental remediation liabilities – current portion (Note 1 and Note 6)	31	25	20
Other current liabilities	121	104	95
Total current liabilities	1,783	1,772	1,348
Long-term liabilities and other deferred credits
Long-term debt (Note 5)	1,674	1,974	1,675
Accumulated deferred income taxes	711	695	586
Accumulated removal costs (Note 1)	186	183	194
Accrued regulatory infrastructure program costs (Note 1)	169	155	126
Accrued pension obligations (Note 3)	146	159	188
Accrued environmental remediation liabilities (Note 1 and Note 6)	113	119	85
Accrued postretirement benefit costs (Note 3)	36	38	45
Derivative financial instruments (Note 1 and Note 2)	8	10	8
Other long-term liabilities and other deferred credits	148	150	139
Total long-term liabilities and other deferred credits	3,191	3,483	3,046
Total liabilities and other deferred credits	4,974	5,255	4,394
Commitments and contingencies (Note 6)
Equity
AGL Resources Inc. common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,834	1,780	1,734
Noncontrolling interest (Note 4)	17	39	29
Total equity	1,851	1,819	1,763
Total liabilities and equity	$6,825	$7,074	$6,157
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
In millions, except per share amounts	2010	2009
Operating revenues	$1,003	$995
Operating expenses
Cost of gas	571	589
Operation and maintenance	125	125
Depreciation and amortization	40	39
Taxes other than income taxes	14	12
Total operating expenses	750	765
Operating income	253	230
Other income	2	2
Interest expense, net	(28)	(25)
Earnings before income taxes	227	207
Income tax expense	82	72
Net income	145	135
Less net income attributable to the noncontrolling interest (Note 4)	11	16
Net income attributable to AGL Resources Inc.	$134	$119
Per common share data (Note 1)
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$1.74	$1.55
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$1.73	$1.55
Cash dividends declared per common share	$0.44	$0.43
Weighted-average number of common shares outstanding (Note 1)
Basic	77.2	76.7
Diluted	77.6	76.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2008	76.9	$390	$676	$763	$(134)	$(43)	$32	$1,684
Net income	-	-	-	119	-	-	16	135
Other comprehensive loss	-	-	-	-	(7)	-	(4)	(11)
Dividends on common stock ($0.43 per share)	-	-	-	(33)	-	1	-	(32)
Distributions to noncontrolling interest	-	-	-	-	-	-	(15)	(15)
Issuance of treasury shares	0.3	-	(6)	(2)	-	9	-	1
Stock-based compensation expense (net of tax) (Note 1)	-	-	1	-	-	-	-	1
Balance as of March 31, 2009	77.2	$390	$671	$847	$(141)	$(33)	$29	$1,763

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2009	77.5	$390	$679	$848	$(116)	$(21)	$39	$1,819
Net income	-	-	-	134	-	-	11	145
Other comprehensive loss	-	-	-	-	(2)	-	-	(2)
Dividends on common stock ($0.44 per share)	-	-	(1)	(34)	-	2	-	(33)
Purchase of additional 15% ownership interest in SouthStar	-	-	(51)	-	(1)	-	(6)	(58)
Distributions to noncontrolling interest	-	-	-	-	-	-	(27)	(27)
Issuance of treasury shares	0.3	-	(9)	-	-	12	-	3
Stock-based compensation expense (net of tax) (Note 1)	-	-	4	-	-	-	-	4
Balance as of March 31, 2010	77.8	$390	$622	$948	$(119)	$(7)	$17	$1,851

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended
	March 31,
In millions	2010	2009
Comprehensive income attributable to AGL Resources Inc. (net of tax)
Net income attributable to AGL Resources Inc.	$134	$119
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(6)	(9)
Reclassification of derivative financial instruments realized losses included in net income	4	2
Other comprehensive loss	(2)	(7)
Comprehensive income (Note 1)	$132	$112

Comprehensive income attributable to noncontrolling interest (net of tax)
Net income attributable to noncontrolling interest	$11	$16
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(1)	(5)
Reclassification of derivative financial instruments realized losses included in net income	1	1
Other comprehensive loss	-	(4)
Comprehensive income (Note 1)	$11	$12

Total comprehensive income (net of tax)
Net income	$145	$135
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(7)	(14)
Reclassification of derivative financial instruments realized losses included in net income	5	3
Other comprehensive loss	(2)	(11)
Comprehensive income (Note 1)	$143	$124

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
In millions	2010	2009
Cash flows from operating activities
Net income	$145	$135
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	40	39
Deferred income taxes	14	(10)
Change in derivative financial instrument assets and liabilities	(1)	(10)
Changes in certain assets and liabilities
Inventories	302	315
Energy marketing receivables and energy marketing trade payables, net	148	26
Accrued expenses	5	38
Gas and trade payables	(18)	(9)
Gas, unbilled and other receivables	(48)	18
Other – net	83	69
Net cash flow provided by operating activities	670	611
Cash flows from investing activities
Payments to acquire property, plant and equipment	(114)	(97)
Net cash flow used in investing activities	(114)	(97)
Cash flows from financing activities
Net payments and borrowings of short-term debt	(448)	(463)
Purchase of additional 15% ownership interest in SouthStar	(58)	-
Dividends paid on common shares	(33)	(32)
Distribution to noncontrolling interest	(27)	(15)
Issuance of treasury shares and other	3	1
Net cash flow used in financing activities	(563)	(509)
Net (decrease) increase in cash and cash equivalents	(7)	5
Cash and cash equivalents at beginning of period	26	16
Cash and cash equivalents at end of period	$19	$21
Cash paid during the period for
Interest	$34	$29
Income taxes	$1	$16

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Accounting Policies and Methods of Application

General

AGL Resources Inc. is an energy services holding company that conducts substantially all its operations through its subsidiaries. Unless the context requires otherwise, references to “we,” “us,” “our,” “the company,” or “AGL Resources” mean consolidated AGL Resources Inc. and its subsidiaries.

The year-end condensed statement of financial position data was derived from our audited financial statements, but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited condensed consolidated financial statements under the rules of the SEC. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. However, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these condensed consolidated financial statements in conjunction with our consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Due to the seasonal nature of our business, our results of operations for the three months ended March 31, 2010 and 2009, and our financial condition as of December 31, 2009, and March 31, 2010 and 2009, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Each of our estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing financial accounting literature or in the development of estimates that impact our financial statements. The most significant estimates include our regulatory infrastructure program accruals, ERC liability accruals, allowance for uncollectible accounts, contingencies, pension and postretirement obligations, derivative and hedging activities and provision for income taxes. Our actual results could differ from our estimates, and such differences could be material.

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

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of March 31, 2010, December 31, 2009 and March 31, 2009, the collateral that wholesale services would have been required to post would not have had a material impact to our consolidated results of operations, cash flows or financial condition. However, if such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be impaired.

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

	Mar. 31,	Dec. 31,	Mar. 31,
In millions	2010	2009	2009
Regulatory assets
Unrecovered regulatory infrastructure program costs	$303	$266	$219
Unrecovered ERC	169	172	137
Unrecovered postretirement benefit costs	10	10	11
Unrecovered seasonal rates	-	11	-
Other	29	27	28
Total regulatory assets	511	486	395
Associated assets
Derivative financial instruments	32	11	29
Total regulatory and associated assets	$543	$497	$424
Regulatory liabilities
Accumulated removal costs	$186	$183	$194
Deferred natural gas costs	36	30	33
Derivative financial instruments	32	11	29
Regulatory tax liability	17	17	18
Unamortized investment tax credit	13	13	14
Deferred seasonal rates	22	-	22
Other	20	17	19
Total regulatory liabilities	326	271	329
Associated liabilities
Regulatory infrastructure program costs	244	210	169
ERC	132	133	95
Total associated liabilities	376	343	264
Total regulatory and associated liabilities	$702	$614	$593

There have been no significant changes to our regulatory assets and liabilities as described in Note 1 to our consolidated financial statements and related notes in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010. For more information on our derivative financial instruments, see Note 2.

Inventories

For our distribution operations segment, we record natural gas stored underground at the WACOG. For Sequent and SouthStar, we account for natural gas inventory at the lower of WACOG or market price.

Sequent and SouthStar evaluate the average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market price. SouthStar recorded LOCOM adjustments of $6 million in the three months ended March 31, 2009; however, no LOCOM adjustments were recorded in the three months ended March 31, 2010. Sequent recorded LOCOM adjustments of $4 million for the three months ended March 31, 2010 and $8 million for the same period in 2009.

Earnings per Common Share

We compute basic earnings per common share attributable to AGL Resources Inc. common shareholders by dividing our net income attributable to AGL Resources Inc. by the daily weighted-average number of common shares outstanding. Diluted earnings per common share attributable to AGL Resources Inc. common shareholders reflect the potential reduction in earnings per common share attributable to AGL Resources Inc. common shareholders that could occur when potentially dilutive common shares are added to common shares outstanding.

We derive our potentially dilutive common shares by calculating the number of shares issuable under restricted stock, restricted stock units and stock options. The future issuance of shares underlying the restricted stock and restricted stock units depends on the satisfaction of certain performance criteria. The future issuance of shares underlying the outstanding stock options depends upon whether the exercise prices of the stock options are less than the average market price of the common shares for the respective periods. The following table shows the calculation of our diluted shares attributable to AGL Resources Inc. common shareholders for the periods presented, if performance units currently earned under the plan ultimately vest and stock options currently exercisable at prices below the average market prices are exercised.

	Three months ended March 31,
In millions	2010	2009
Denominator for basic earnings per share (1)	77.2	76.7
Assumed exercise of restricted stock, restricted stock units and stock options	0.4	0.1
Denominator for diluted earnings per share	77.6	76.8
(1) Daily weighted-average shares outstanding.
Glossary of Key Terms

The following table contains the weighted average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price:

	March 31,
In millions	2010	2009
Three months ended	0.8	2.2

The decrease of 1.4 million in anti-dilutive shares for the three months ended March 31, 2010, was primarily a result of a higher average market value of our common shares compared to the same period of 2009.

Stock-Based Compensation

In the first three months of 2010, we issued grants of approximately 154,000 restricted stock units and 150,000 of performance share units, which will result in the recognition of approximately $3 million in annual stock-based compensation expense in 2010. No material share awards have been granted to employees whose compensation is subject to capitalization. On an annual basis, we evaluate the assumptions and estimates used to calculate our stock-based compensation expense.

There have been no significant changes to our stock-based compensation, as described in Note 4 to our consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Comprehensive Income

Our comprehensive income or loss includes net income and net income attributable to AGL Resources Inc. plus OCI, which includes other gains and losses affecting equity that GAAP excludes from net income and net income attributable to AGL Resources Inc. Such items consist primarily of unrealized gains and losses on certain derivatives designated as cash flow hedges and unfunded or overfunded pension and postretirement obligation adjustments.

Fair Value Measurements

The carrying values of cash and cash equivalents, receivables, derivative financial assets and liabilities, accounts payable, pension and postretirement plan assets and liabilities, other current assets and liabilities and accrued interest approximate fair value. As defined in authoritative guidance related to fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observance of those inputs. See Note 2 and Note 5 for additional fair value disclosures.

In January 2010, we adopted amended fair value measurement guidance, which primarily clarifies the disclosure requirements for fair value measurements and requires that we disclose any transfers between Levels 1, 2 or 3. This guidance had no financial impact to our condensed consolidated results of operations, cash flows and financial position and is effective for interim and annual reporting periods beginning after December 15, 2009. The reporting of Level 3 purchases, sales, issuances and settlements on a gross basis are effective for interim and annual reporting periods beginning after December 15, 2010.

There have been no significant changes to our fair value methodologies, as described in Note 1 to our consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Note 2 – Derivative Financial Instruments

Derivative Financial Instruments

Our risk management activities are monitored by our Risk Management Committee, which consists of members of senior management and is charged with reviewing and enforcing our risk management activities and policies. Our use of derivative financial instruments and physical transactions is limited to predefined risk tolerances associated with pre-existing or anticipated physical natural gas sales and purchases and system use and storage. We use the following types of derivative financial instruments and physical transactions to manage natural gas price, interest rate, weather, automobile fuel price and foreign currency risks:

•	forward contracts
•	futures contracts
•	options contracts
•	financial swaps
•	treasury locks
•	weather derivative contracts
•	storage and transportation capacity transactions; and
•	foreign currency forward contracts

Glossary of Key Terms

Our derivative financial instruments do not contain any material credit-risk-related or other contingent features that could increase the payments for collateral that we post in the normal course of business when our financial instruments are in net liability positions. For information on our energy marketing receivables and payables, which do have credit-risk-related or other contingent features, refer to Note 1.

There have been no significant changes to our derivative financial instruments, as described in Note 2 to our consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Derivative Financial Instruments – Fair Value Hierarchy

The following table sets forth, by level within the fair value hierarchy, our derivative financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010. As required by the authoritative guidance, derivative financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring fair values Natural gas derivative financial instruments
	March 31, 2010		December 31, 2009		March 31, 2009
In millions	Assets (1)	Liabilities	Assets (1)	Liabilities	Assets (1)	Liabilities
Quoted prices in active markets (Level 1)	$44	$(109)	$36	$(37)	$39	$(198)
Significant other observable inputs (Level 2)	185	(46)	172	(52)	163	(19)
Netting of cash collateral	32	73	30	27	48	166
Total carrying value (2) (3)	$261	$(82)	$238	$(62)	$250	$(51)

(1)	$2 million premium at December 31, 2009 associated with weather derivatives has been excluded as they are based on intrinsic value, not fair value.
(2)	There were no significant unobservable inputs (Level 3) for any of the periods presented.
(3)	There were no significant transfers between Level 1, Level 2, or Level 3 for any of the periods presented.

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

Quantitative Disclosures Related to Derivative Financial Instruments

As of March 31, 2010 and 2009, our derivative financial instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. We had net long natural gas contracts outstanding in the following quantities:

Natural gas contracts
	As of
In Bcf	Mar. 31, 2010 (1)	Dec. 31, 2009	Mar. 31, 2009
Hedge designation:
Cash flow	8	5	9
Not designated	268	108	223
Total	276	113	232
Hedge position:
Short	(1,457)	(1,518)	(896)
Long	1,733	1,631	1,128
Net long position	276	113	232
(1)	Approximately 94% of these contracts have durations of two years or less and the remaining 6% in 3 to 6 years.

Glossary of Key Terms

Derivative Financial Instruments on the Condensed Consolidated Statements of Income

The following table presents the impacts of our derivative financial instruments in our consolidated statements of income.

	For the three months ended March 31,
In millions	2010	2009

Designated as cash flow hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – loss reclassified from OCI into cost of gas for settlement of hedged item	$(7)	$(4)

Not designated as hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – fair value adjustments recorded in operating revenues (1)	18	20
Natural gas contracts – net fair value adjustments recorded in cost of gas (2)	(2)	(1)
Total gains on derivative instruments	$9	$15

(1)	Associated with the fair value of existing derivative instruments at March 31, 2010 and 2009.
(2)	Excludes losses recorded in cost of gas associated with weather derivatives of $20 million for the three months ended March 31, 2010 and $4 million for the three months ended March 31, 2009.

The following amounts (pre-tax) represent the expected recognition over the next 12 months in our consolidated statements of income of the deferred losses recorded in OCI associated with retail energy operations’ derivative instruments, based upon the fair values of these financial instruments:

As of March 31,
In millions	2010
Designated as hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – expected net loss reclassified from OCI into cost of gas for settlement of hedged item over next twelve months	$(9)

Derivative Financial Instruments on the Condensed Consolidated Statements of Financial Position

In accordance with regulatory requirements, $8 million of realized losses on derivative financial instruments used at Elizabethtown Gas in our distribution operations segment were reflected in deferred natural gas costs within our condensed consolidated statements of financial position during the three months ended March 31, 2010 and $13 million during the three months ended March 31, 2009. The following table presents the fair value and statements of financial position classification of our derivative financial instruments.

Glossary of Key Terms

		As of
In millions	Statement of financial position location (1) (2)	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009
Designated as cash flow hedges under authoritative guidance related to derivatives and hedging

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	$5	$6	$12

Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(14)	(5)	(32)
	Total	(9)	1	(20)

Not designated as cash flow hedges under authoritative guidance related to derivatives and hedging

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	771	590	546
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	147	118	91

Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(714)	(510)	(563)
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	(121)	(78)	(69)
	Total	83	120	5
Total derivative financial instruments		$74	$121	$(15)

(1)
These amounts are netted within our consolidated statements of financial position. Some of our derivative financial instruments have asset positions which are presented as a liability in our consolidated statements of financial position, and we have derivative instruments that have liability positions which are presented as an asset in our consolidated statements of financial position.

(2)
As required by the authoritative guidance related to derivatives and hedging, the fair value amounts above are presented on a gross basis. As a result, the amounts above do not include $105 million and $214 million of cash collateral held on deposit in broker margin accounts as of March 31, 2010 and 2009, respectively and $57 million as of December 31, 2009. Accordingly, the amounts above will differ from the amounts presented on our consolidated statements of financial position, and the fair value information presented for our derivative financial instruments in the recurring values table of this note.

Glossary of Key Terms

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

	Three months ended March 31,
In millions	2010	2009
Service cost	$3	$2
Interest cost	7	7
Expected return on plan assets	(8)	(7)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	3	2
Net pension benefit cost	$4	$3

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that was at least actuarially equivalent to Medicare Part D. This cash subsidy, known as the Retiree Drug Subsidy, was tax-free and companies were allowed to deduct the benefits paid to retirees. In March 2010, President Obama signed into law HR2590, the Patient Protection and Affordable Care Act, and the U.S. Congress passed HR4872, Reconciliation Act of 2010, which amends HR2590. With this healthcare reform, the cash subsidy is no longer tax-free. Accounting guidance requires that companies record the tax impacts of this healthcare reform on the date of enactment. However, we did not receive the Retiree Drug Subsidy and therefore did not recognize any additional expense.

Following are the cost components of the AGL Postretirement Plan for the periods indicated.

	Three months ended March 31,
In millions	2010	2009
Service cost	$-	$-
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	1	1
Net postretirement benefit cost	$-	$-

Contributions

Our employees do not contribute to the retirement plans. We fund the qualified pension plans by contributing at least the minimum amount required by applicable regulations and as recommended by our actuary. However, we may also contribute in excess of the minimum required amount. As required by The Pension Protection Act (the Act) of 2006, we calculate the minimum amount of funding using the traditional unit credit cost method.

The Act contained new funding requirements for single employer defined benefit pension plans. The Act established a 100% funding target (over a 7-year amortization period) for plan years beginning after December 31, 2007. If certain conditions are met, the Worker, Retiree and Employer Recovery Act of 2008 (passed December, 2008) allowed us to measure our 2008 and 2009 minimum required contributions based on a funding target at 92% and 94%, respectively. In 2010, this will increase to 96% and for 2011 it will increase to 100%. In the first three months of 2010 we contributed $17 million and an additional $4 million in April 2010 for a total of $21 million to our qualified pension plans. Based on the current funding status of the plans, we were required to make a minimum contribution to the plans of approximately $21 million in 2010. However, we are planning to make additional contributions to our pension plans in 2010 up to $10 million, for a total of up to $31 million. During the first three months of 2009 we contributed $14 million to our qualified pension plans.

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP, we made matching contributions to participant accounts of $2 million in the first three months of 2010 and $2 million the same period last year.

Glossary of Key Terms

Note 4 – Variable Interest Entity

SouthStar, a joint venture owned by us and Piedmont, markets natural gas and related services under the trade name GNG to retail customers primarily in Georgia, and under various other trade names to retail customers in Ohio and Florida and to commercial and industrial customers, principally in Alabama, North Carolina, South Carolina and Tennessee.

The primary risks associated with SouthStar are discussed in our risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010. SouthStar utilizes derivative financial instruments to manage natural gas price and weather risks. See Note 2 for additional disclosures of these instruments. GNG is currently involved in litigation which is discussed further in Note 6.

In July 2009, we entered into an amended joint venture agreement with Piedmont pursuant to which we purchased an additional 15% ownership interest in SouthStar for $58 million, effective January 1, 2010, thus increasing our ownership interest to 85%. This was accounted for as an acquisition of equity interests. Piedmont retained the remaining 15% share. We have no further option rights to Piedmont’s remaining 15% ownership interest and all significant management decisions continue to require approval by both owners.

Piedmont’s interest in SouthStar is reflected as a separate component of equity on our condensed consolidated statement of financial position. The following table provides the effects the purchase had on our equity.

In millions	Premium on common stock	Accumulated other comprehensive loss	Total
Purchase of additional 15% ownership interest	$(51)	$(1)	$(52)

Earnings in 2010 are allocated entirely in accordance with the ownership interests. Earnings in 2009 were allocated 75% to us and 25% to Piedmont except for earnings related to customers in Ohio and Florida, which were allocated 70% to us and 30% to Piedmont. Earnings allocated to Piedmont are presented separately in our condensed consolidated statements of income as net income attributable to the noncontrolling interest.

We have determined that SouthStar is a variable interest entity (VIE) and we are the primary beneficiary of SouthStar’s activities as defined by the authoritative guidance related to consolidations, which requires us to consolidate the VIE. We have determined that SouthStar is a VIE because our equal voting rights with Piedmont are not proportional to our economic obligation to absorb 85% of any losses or residual returns from SouthStar.

On January 1, 2010 we adopted authoritative accounting guidance that required us to reassess the determination that we are the primary beneficiary of the VIE based on whether we have the power to direct matters that most significantly impact the activities of the VIE, and have the obligation to absorb losses or the right to receive benefits of the VIE. The adoption of this guidance had no effect on our condensed consolidated results of operations, cash flows or financial position because we concluded that SouthStar’s accounts should continue to be consolidated with the accounts of AGL Resources Inc. and its majority-owned and controlled subsidiaries.

Following are the significant factors considered in determining that we have the power to direct SouthStar’s activities that most significantly impact its performance.

Operation of the business

Our wholly-owned subsidiary, Atlanta Gas Light, provides the following services in accordance with Georgia Commission authorization that affect SouthStar’s operations.

•	Provides meter reading services for SouthStar’s customers in Georgia.
•	Maintains and expands the natural gas infrastructure in Georgia.
•
Markets the benefits of natural gas, performs outreach to residential and commercial developers, offers natural gas appliance rebates and billboard and print advertising, all of which support SouthStar’s efforts to maintain and expand its residential, commercial and industrial customers in its largest market, Georgia.

•	Assigns storage and transportation capacity used in delivering natural gas to SouthStar's customers.

Liquidity and capital resources

•	We provide guarantees for SouthStar’s activities with its counterparties and for its credit exposure.
•
SouthStar utilizes our commercial paper program for its liquidity and working capital requirements. This provides SouthStar with the benefit of borrowing at lower interest rates as it would not be able to receive these rates on a stand alone basis.

•	We support SouthStar’s daily cash management activities and assist with ensuring SouthStar has adequate liquidity and working capital resources.
•	We provide guarantees to certain natural gas suppliers in support of SouthStar's payment obligations.

Glossary of Key Terms

Back office functions

•	Pursuant to a services agreement we provide services to SouthStar with respect to accounting, information technology, credit and internal controls.

See Note 7 for summarized statements of income, statements of financial position and capital expenditure information related to the retail energy operations segment, which is primarily comprised of SouthStar.

SouthStar’s financial results are seasonal in nature, with the business depending to a great extent on the first and fourth quarters of each year for the majority of its earnings. SouthStar’s current assets consist primarily of natural gas inventory, derivative financial instruments and receivables from its customers. SouthStar also has receivables from us due to its participation in our commercial paper program. See Note 1 for additional discussions of SouthStar’s inventories. The nature of restrictions on SouthStar’s assets are immaterial. SouthStar’s current liabilities consist primarily of accrued natural gas costs, other accrued expenses, customer deposits, derivative financial instruments and payables to us from its participation in our commercial paper program.

As of March 31, 2010, SouthStar’s current assets, which approximate fair value, exceeded its current liabilities, long-term assets and other deferred debits, long-term liabilities and other deferred credits by approximately $98 million. Further, SouthStar’s other contractual commitments and obligations, including operating leases and agreements with third party providers, do not contain terms that would trigger material financial obligations in the event such contracts were terminated. As a result, our maximum exposure to a loss at SouthStar is considered to be immaterial. SouthStar’s creditors have no recourse to our general credit. We have provided no financial or other support that was not previously contractually required.

The following tables provide additional information on SouthStar’s assets and liabilities as of March 31, 2010, December 31, 2009 and March 31, 2009, which are consolidated within our condensed consolidated statement of financial position.

	As of March 31, 2010

In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$1,649	$212	13%
Long-term assets and other deferred debits	5,176	9	-
Total assets	$6,825	$221	3%
Current liabilities	$1,783	$105	6%
Long-term liabilities and other deferred credits	3,191	-	-
Equity	1,851	116	6
Total liabilities and equity	$6,825	$221	3%

	As of December 31, 2009

In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$2,000	$238	12%
Long-term assets and other deferred debits	5,074	9	-
Total assets	$7,074	$247	3%
Current liabilities	$1,772	$96	5%
Long-term liabilities and other deferred credits	3,483	-	-
Equity	1,819	151	8
Total liabilities and equity	$7,074	$247	3%

	As of March 31, 2009

In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$1,431	$208	15%
Long-term assets and other deferred debits	4,726	11	-
Total assets	$6,157	$219	4%
Current liabilities	$1,348	$112	8%
Long-term liabilities and other deferred credits	3,046	-	-
Equity	1,763	107	6
Total liabilities and equity	$6,157	$219	4%
(1)
These amounts reflect information for SouthStar and do not include intercompany eliminations and the balances of our wholly-owned subsidiary with the 85% ownership interest in SouthStar and therefore the amounts will not agree to the identifiable and total assets reported in Note 7.

(2)	SouthStar’s percentage of the amount on our condensed consolidated statement of financial position.

Glossary of Key Terms

Note 5 - Debt

Our issuance of various securities, including long-term and short-term debt, is subject to customary approval, authorization or review by state and federal regulatory bodies, including state public service commissions, the SEC and the FERC pursuant to the Energy Policy Act of 2005. The following table provides more information on our various debt securities. For more information on our debt, see Note 6 in our consolidated financial statements and related notes in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

		March 31, 2010				March 31, 2009
In millions	Year(s) due	Weighted average interest rate (1)		Outstanding	Outstanding at December 31, 2009	Weighted average interest rate (2)	Outstanding
Short-term debt
Senior notes (3)	2011	7.1%		$300	$-	-%	$-
Capital leases	2010-2011	4.9		1	1	4.9	1
Total current portion of long-term debt		7.1		301	1	4.9	1
Commercial paper	2010	0.4		153	601	1.2	335
SouthStar line of credit	-	-		-	-	1.1	45
Sequent lines of credit	-	-		-	-	0.9	22
Total excluding current portion of long-term debt		0.4		153	601	1.2	402
Total short-term debt		3.3%		$454	$602	1.1%	$403
Long-term debt - net of current portion
Senior notes	2013-2034	5.5%		$1,275	$1,575	5.9%	$1,275
Gas facility revenue bonds	2022-2033	1.2		200	200	1.3	200
Medium-term notes	2012-2027	7.8		196	196	7.8	196
Capital leases	2013	4.9		3	3	4.9	4
Total long-term debt (3)		5.1	% (4)	$1,674	$1,974	5.5%	$1,675

Total debt		4.6%		$2,128	$2,576	4.3%	$2,078
(1)	For the three months ended March 31, 2010.
(2)	For the three months ended March 31, 2009.
(3)
Our estimated fair value was $2,080 million as of March 31, 2010, $2,060 million as of December 31, 2009 and $1,633 million as of March 31, 2009. We estimate the fair value using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. In determining the market interest yield curve, we considered our currently assigned ratings for unsecured debt of BBB+ by S&P, Baa1 by Moody’s and A- by Fitch.

(4)	Including the $300 million of senior notes due in 2011, the weighted average interest rate for the three months ended March 31, 2010 was 5.5%.

Default Events

Our Credit Facility financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%. Our ratio of total debt to total capitalization calculation contained in our debt covenant includes standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. Adjusting for these items, our debt-to-equity calculation, as defined by our Credit Facility, was 52% at March 31, 2010, 57% at December 31, 2009 and 53% at March 31, 2009. These amounts are within our required and targeted ranges. Our debt-to-equity calculation, as calculated from our condensed consolidated statements of financial position, was 53% at March 31, 2010, 59% at December 31, 2009 and 54% at March 31, 2009.

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

Glossary of Key Terms

Note 6 - Commitments and Contingencies

Contractual Obligations and Commitments

We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities that are reasonably likely to have a material effect on liquidity or the availability of capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. There were no significant changes to our contractual obligations described in Note 7 to our consolidated financial statements and related notes as filed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our contingent financial commitments as of March 31, 2010.

	Commitments due before December 31,
In millions	Total	2010	2011 & thereafter
Standby letters of credit and performance and surety bonds	$16	$10	$6

Litigation

We are involved in litigation arising in the normal course of business. The ultimate resolution of such litigation, including the discussion below is not expected to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

In February 2008, a class action lawsuit was filed in the Superior Court of Fulton County in the State of Georgia against GNG alleging that it charged its customers of variable rate plans prices for natural gas that were in excess of the published price, failed to give proper notice regarding the availability of potentially lower price plans and that it changed its methodology for computing variable rates. This lawsuit was dismissed in September 2008. The plaintiffs appealed the dismissal of the lawsuit and, in May 2009, the Georgia Court of Appeals reversed the lower court’s order. In June 2009, GNG filed a petition for reconsideration with the Georgia Supreme Court. In October 2009, the Georgia Supreme Court agreed to review the Court of Appeals’ decision and held oral arguments in January 2010. In March 2010 the Georgia Supreme Court upheld the Court of Appeals’ decision. The case will be remanded back to the Superior Court of Fulton County for further proceedings. GNG asserts that no violation of law or Georgia Commission rules has occurred.

Environmental Remediation Costs

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. For more information on our environmental remediation costs, see Note 7 in our consolidated financial statements and related notes in Item 8 of our Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Note 7 - Segment Information

We generate nearly all our operating revenues through the sale, distribution, transportation and storage of natural gas. Our operating segments comprise revenue-generating components of our company for which we produce separate information, internally, that we regularly use to make operating decisions and assess performance. Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. We manage our businesses through four operating segments – distribution operations, retail energy operations, wholesale services and energy investments and a nonoperating corporate segment.

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

We are also involved in several related and complementary businesses. Our retail energy operations segment includes retail natural gas marketing to end-use customers primarily in Georgia. Our wholesale services segment includes natural gas asset management and related logistics activities for each of our utilities as well as for nonaffiliated companies, natural gas storage arbitrage and related activities. Our energy investments segment includes a number of aggregated businesses that are related and complementary to our primary business. The most significant is the development and operation of high-deliverability natural gas storage assets. Our corporate segment includes intercompany eliminations and aggregated subsidiaries that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments.

Glossary of Key Terms

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

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The reconciliations of EBIT to operating income, earnings before income taxes and net income for the three months ended March 31, 2009 and 2008 are presented below.

	Three months ended March 31,
In millions	2010	2009
Operating income	$253	$230
Other income	2	2
EBIT	255	232
Interest expense, net	(28)	(25)
Earnings before income taxes	227	207
Income taxes	82	72
Net income	$145	$135

Information by segment on our statement of financial position at December 31, 2009, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$5,230	$404
Retail energy operations	261	-
Wholesale services	1,168	-
Energy investments	454	14
Corporate and intercompany eliminations (2)	(39)	-
Consolidated AGL Resources Inc.	$7,074	$418

(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our corporate segment’s assets consist primarily of cash and cash equivalents and property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Key Terms

2
Summarized income statement, statements of financial position and capital expenditure information as of and for the three months ended March 31, 2010 and 2009, by segment, are shown in the following tables.

Three months ended March 31, 2010

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$528	$393	$67	$14	$1	$1,003
Intercompany revenues (1)	38	-	-	-	(38)	-
Total operating revenues	566	393	67	14	(37)	1,003
Operating expenses
Cost of gas	302	297	8	2	(38)	571
Operation and maintenance	87	20	15	6	(3)	125
Depreciation and amortization	34	1	-	2	3	40
Taxes other than income taxes	9	1	1	1	2	14
Total operating expenses	432	319	24	11	(36)	750
Operating income (loss)	134	74	43	3	(1)	253
Other income	2	-	-	-	-	2
EBIT	$136	$74	$43	$3	$(1)	$255

Identifiable and total assets (2)	$5,235	$242	$981	$489	$(122)	$6,825
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$70	$1	$-	$40	$3	$114

Three months ended March 31, 2009

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$572	$343	$68	$10	$2	$995
Intercompany revenues (1)	35	-	-	-	(35)	-
Total operating revenues	607	343	68	10	(33)	995
Operating expenses
Cost of gas	355	259	9	-	(34)	589
Operation and maintenance	83	20	19	5	(2)	125
Depreciation and amortization	32	1	1	2	3	39
Taxes other than income taxes	9	-	1	1	1	12
Total operating expenses	479	280	30	8	(32)	765
Operating income (loss)	128	63	38	2	(1)	230
Other income	2	-	-	-	-	2
EBIT	$130	$63	$38	$2	$(1)	$232

Identifiable and total assets (2)	$5,095	$261	$653	$373	$(225)	$6,157
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$69	$-	$-	$23	$5	$97

(1)
Intercompany revenues – wholesale services records its energy marketing and risk management revenues on a net basis, which includes intercompany revenues of $180 million for the three months ended March 31, 2010 and $165 million for the three months ended March 31, 2009.

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

Forward-looking statements involve matters that are not historical facts, and because these statements involve anticipated events or conditions, forward-looking statements often include words such as "anticipate," "assume," “believe,” "can," "could," "estimate," "expect," "forecast," "future," “goal,” "indicate," "intend," "may," “outlook,” "plan," “potential,” "predict," "project,” "seek," "should," "target," "would," or similar expressions. You are cautioned not to place undue reliance on our forward-looking statements. Our expectations are not guarantees and are based on currently available competitive, financial and economic data along with our operating plans. While we believe that our expectations are reasonable in view of currently available information, our expectations are subject to future events, risks and uncertainties, and there are numerous factors - many beyond our control - that could cause our results to differ significantly from our expectations.

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

We caution readers that, in addition to the important factors described elsewhere in this report, the factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, among others, could cause our business, results of operations or financial condition in 2010 and thereafter to differ significantly from those expressed in any forward-looking statements. There also may be other factors that we cannot anticipate or that are not described in our Form 10-K or in this report that could cause results to differ significantly from our expectations.

Forward-looking statements are only as of the date they are made. We do not update these statements to reflect subsequent circumstances or events.

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business. As of March 31, 2010, our six utilities serve approximately 2.3 million end-use customers.

We are also involved in several related and complementary businesses, including retail natural gas marketing to end-use customers in Georgia, Ohio and Florida; natural gas asset management and related logistics activities for each of our utilities as well as for non-affiliated companies; natural gas storage arbitrage and related activities; and the development and operation of high-deliverability underground natural gas storage assets. We manage these businesses through four operating segments - distribution operations, retail energy operations, wholesale services, energy investments and a non-operating corporate segment.

The distribution operations segment is subject to regulation and oversight by agencies in each of the six states we serve. These agencies approve natural gas rates designed to provide us the opportunity to generate revenues to recover the cost of natural gas delivered to our customers and our fixed and variable costs such as depreciation, interest, maintenance and overhead costs, and to earn a reasonable return for our shareholders.

The operating revenues and EBIT of our distribution operations and retail energy operations segments are seasonal. During the heating season, natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather than in periods of warmer weather. Our base operating expenses, excluding cost of gas, interest expense and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, our operating results vary significantly from quarter to quarter as a result of seasonality.

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

Glossary of Key Terms

Our retail energy operations segment, which consists of SouthStar, uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. Our Sequent subsidiary within our wholesale services segment is temperature insensitive, but generally has greater opportunity to capture operating margin due to price volatility as a result of extreme weather. Our energy investments segment’s primary activity is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome storage assets in the Gulf Coast region of the United States. While this business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts with third parties at a fixed market rate.

Changes in commodity prices subject a significant portion of our operations to earnings variability. Our nonutility businesses principally use physical and financial arrangements to reduce the risks associated with both weather-related seasonal fluctuations in market conditions and changing commodity prices. For more information on our derivative financial instruments, see Note 2.

Executive Summary

Regulatory strategy We continue to actively pursue a regulatory strategy that reduces the lag between our investments in infrastructure and the recovery of those investments through various rate mechanisms. Our regulatory planning includes rate design proposals that should provide stabilized revenues by separating the recovery of fixed costs for providing service from the volumes of customer throughput. Our rate cases also include proposals for energy-efficiency programs that should help customers lower the amount of gas used and conserve energy.

Capital projects We continue to focus aggressively on capital discipline and cost control, while moving ahead with projects and initiatives that we expect will have current and future benefits and provide an appropriate return on invested capital. In addition, our Golden Triangle Storage project in Beaumont, Texas is on schedule and we expect the first cavern to be in operation in the second half of 2010.

Customer growth We continue to see challenging economic conditions in all of the areas we serve and, as a result, have experienced slight customer losses in our distribution operations and retail energy operations segments, a trend we expect to continue through the remainder of 2010.

For the three months ended March 31, 2010, our distribution operations customer loss rate was (0.3)%, compared to (0.1)% for the same period last year. Our customer counts continue to be impacted by both slow growth in the residential housing markets and a recent slow down in new commercial developments. This trend has been offset slightly by colder than normal weather as customers have tended to stay connected to our systems and the favorable impact of the customer attrition mitigation strategies at all of our utilities.

We have seen a 2% decline in average customer count in Georgia at SouthStar for the three months ended March 31, 2010, as compared to the same period last year. This decline reflects some of the same economic conditions that have affected our utility businesses, as well as a more competitive retail market for natural gas in Georgia.

Capital market plan Our capital market plan over the next 9 to 15 months includes maintaining our total debt to total capitalization targets between 50% and 60%, the renewal of our $1 billion Credit Facility, the renewal of the letter of credit agreements which provide credit support for our variable-rate gas facility revenue bonds and refinancing of $300 million in 7.125% senior notes set to mature in January 2011.

We cannot predict whether renewing our Credit Facility or refinancing the senior notes would result in favorable terms or interest rates. Additionally, due to the significant changes in the credit markets, we expect that the costs of a renewed credit facility would increase and the duration would be less than the 5-year term under our existing Credit Facility. We have not yet determined whether we will seek to increase or decrease the size of the Credit Facility from its current $1 billion level.

Distribution Operations

Regulatory Planning

Atlanta Gas Light In July 2009, Atlanta Gas Light filed a request with the Georgia Commission to postpone its scheduled filing of a rate case in November 2009. This request was approved by the Georgia Commission which agreed to postpone the filing until April 1, 2010, but no later than June 1, 2010. We plan to file the rate case prior to June 1, 2010.

Elizabethtown Gas In December 2009, the New Jersey BPU approved an agreement with Elizabethtown Gas regarding its March 2009 base rate filing and the energy conservation programs. Under the terms of the agreement, Elizabethtown Gas received an increase in base rates which equates to approximately $3 million on an annual basis. Additionally, Elizabethtown Gas reduced its overall composite depreciation rate from 3.20% to 2.58%, which equates to an annual reduction in depreciation expenses of approximately $5 million. The agreement included a two-year freeze on base rates except as may be adjusted in the second phase of our rate case, in which the New Jersey BPU will consider, among other things, our request for the Efficiency Usage and Adjustment mechanism, which separates recovery of fixed costs for providing service from the volumes of customer usage. Elizabethtown Gas expects to reach resolution on the remaining items during 2010.

Glossary of Key Terms

Chattanooga Gas In November 2009, Chattanooga Gas filed a rate case with the Tennessee Authority. We are currently requesting an annual increase of approximately $2 million in base rates. The rate case proposal includes energy-efficiency and conservation programs, as well as a mechanism to recover lost revenue resulting from these programs. We expect a decision by the Tennessee Authority in the second quarter of 2010.

Capital Projects

The Georgia Commission has approved Atlanta Gas Light’s Strategic Infrastructure Development and Enhancement (STRIDE) program. As approved, STRIDE is comprised of the on going pipeline replacement program and the new Integrated System Reinforcement Program. The program’s initial three years’ expenditures are estimated at approximately $176 million. The purpose of this program is to upgrade Atlanta Gas Light’s distribution system and liquefied natural gas facilities in Georgia, improve its system reliability and operational flexibility, and create a platform to meet long-term forecasted growth. Under STRIDE, Atlanta Gas Light would be required to file an updated ten-year forecast of infrastructure requirements along with a new three-year construction plan every three years for review and approval by the Georgia Commission. STRIDE is a new umbrella program that merges our existing pipeline replacement program, which was initiated in 1998 and is scheduled to end in December 2013.

In January 2010, the Georgia Commission approved a third program under STRIDE which authorized Atlanta Gas Light to invest up to an additional $45 million of expenditures under the STRIDE program to extend Atlanta Gas Light’s pipeline facilities to serve customers without pipeline access and create new economic development. This program was approved as a three-year pilot program under STRIDE, and the recovery of the approved surcharge was extended until 2025. Atlanta Gas Light spent approximately $16 million for the STRIDE program in the three months ended March 31, 2010, and expects that approximately $105 million in capital expenditures for the STRIDE program will be incurred for the remainder of 2010.

The New Jersey BPU has approved an accelerated enhanced infrastructure program for Elizabethtown Gas which began in 2009 and is scheduled to be completed in 2011. This program was created in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. A regulatory cost recovery mechanism will be established with estimated rates put into effect at the beginning of each year. At the end of the program the regulatory cost recovery mechanism will be trued-up and any remaining costs not previously collected will be included in base rates. Elizabethtown Gas spent approximately $5 million in the three months ended March 31, 2010 and expects that approximately $45 million in capital expenditures for this program will be incurred for the remainder of 2010. For more information on our regulatory infrastructure programs, see Note 1 in our consolidated financial statements and related notes as filed in Item 8 of our Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Retail Energy Operations

Our retail energy operations segment consists of SouthStar, a joint venture owned by us and Piedmont. In July 2009, we entered into an amended joint venture agreement with Piedmont pursuant to which we purchased an additional 15% ownership interest for $58 million, effective January 1, 2010, thus increasing our interest to 85%. Piedmont retained the remaining 15% share. Earnings are allocated entirely in accordance with the ownership interests. We have no further option rights to Piedmont’s remaining 15% ownership interest and all significant management decisions continue to require approval by both owners. Prior to January 1, 2010, we owned a 70% interest in SouthStar and Piedmont owned 30%, and SouthStar’s earnings for customers in Georgia were allocated 75% to us and 25% to Piedmont, while its earnings for customers in Ohio and Florida were allocated 70% to us and 30% to Piedmont.

SouthStar markets natural gas and related services to retail customers on an unregulated basis, principally in Georgia, as well as Ohio and Florida. In addition, SouthStar markets gas to larger commercial and industrial customers in Alabama, Florida, Ohio, Tennessee, North Carolina and South Carolina. SouthStar is the largest marketer of natural gas in Georgia with an approximate 33% market share based on customer count.

We record the earnings allocated to Piedmont as a noncontrolling interest in our condensed consolidated statements of income, and we record Piedmont’s portion of SouthStar’s capital as a noncontrolling interest in our condensed consolidated statements of financial position.

Over the last couple of years, SouthStar’s residential and commercial customers have been migrating to fixed price plans in response to volatility in natural gas prices and increased competition from other Marketers in Georgia. SouthStar’s operating margin under these fixed price-plans is lower than variable price plans. Generally, we use hedges for customers who are on fixed price plans to manage our exposure to commodity price risk. We have seen some stabilization in the number of residential customers on fixed price plans as compared to last year. In 2010, we have seen more commercial customers migrating to fixed price plans, resulting in continued downward pressure on operating margin. We expect this trend to continue for the remainder of 2010.

Glossary of Key Terms

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

Storage inventory outlook Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues are net of the estimated impact of regulatory profit sharing and reflect the amounts that are realizable in future periods based on its inventory withdrawal schedule and forward natural gas prices at March 31, 2010. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of a substantially fixed margin, timing notwithstanding.

	Withdrawal schedule (in Bcf)		Expected operating
	Salt dome (WACOG $4.38)	Reservoir (WACOG $3.79)	revenues (in millions)
2010
Second quarter	-	3	$-
Third quarter	-	4	1
Fourth quarter	1	3	1
2011
First quarter	1	2	4
Total	2	12	$6

If Sequent’s storage withdrawals associated with existing inventory positions are executed as planned, it expects operating revenues from storage withdrawals of approximately $6 million during the next twelve months. This will change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate. In addition, inventory balances are traditionally near their lowest point at the end of the first quarter just prior to the beginning of the inventory injection season when inventories are built for the next heating season. For more information on Sequent’s energy marketing and risk management activities, see Item 3, Quantitative and Qualitative Disclosures About Market Risk - Natural Gas Price Risk.

Energy Investments

Our energy investments segment includes a number of businesses that are related or complementary to our primary business. The most significant of these businesses is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome and other storage assets in the Gulf Coast region of the United States. While this business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of its storage services are covered under a portfolio of short, medium and long-term contracts at a fixed market rate.

Our Golden Triangle Storage project will consist of a new salt-dome storage facility in the Gulf Coast region of the U.S. with 12 Bcf of working natural gas capacity and total cavern capacity of 18 Bcf. The facility potentially can be expanded to a total of five caverns with 38 Bcf of working natural gas storage capacity in the future. It is also expected that Golden Triangle Storage will build an approximately nine-mile dual 24” natural gas pipeline to connect the storage facility with three interstate and three intrastate pipelines. We expect the first cavern with 6 Bcf of working capacity to be in service in the third quarter of 2010 and the second cavern with 6 Bcf of working capacity to be in service in mid 2012. There have been no material changes to our cost estimate to construct the facility of approximately $314 million.

Glossary of Key Terms

We also own and operate a telecommunications business, AGL Networks, which constructs and operates conduit and fiber infrastructure within select metropolitan areas in the United States. The sale of this business, which we expect to complete in June 2010, will not have a material effect on our consolidated results of operations, cash flows or financial position.

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

The following table sets forth a reconciliation of our operating margin to operating income and EBIT to our earnings before income taxes and net income, together with other consolidated financial information for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
In millions	2010	2009	Change
Operating revenues	$1,003	$995	$8
Cost of gas	571	589	(18)
Operating margin (1)	432	406	26
Operating expenses	179	176	3
Operating income	253	230	23
Other income	2	2	-
EBIT (1)	255	232	23
Interest expense, net	28	25	3
Earnings before income taxes	227	207	20
Income tax expense	82	72	10
Net income	145	135	10
Net income attributable to the noncontrolling interest	11	16	(5)
Net income attributable to AGL Resources Inc.	$134	$119	$15
(1) These are non-GAAP measurements.

For the first quarter of 2010, net income attributable to AGL Resources Inc. increased by $15 million or 13% compared to the same period last year. The increase was primarily the result of higher operating margins at distribution operations, retail energy operations and energy investments and reduced net income attributable to the noncontrolling interest as a result of our increased ownership interest in SouthStar. This increase was partially offset by higher operating expenses primarily due to increased payroll and incentive compensation and depreciation expenses at distribution operations, offset by decreased incentive and other expenses at wholesale services.

Interest expense increased by $3 million or 12% for the first quarter of 2010 compared to the first quarter of 2009 due to slightly higher average debt outstanding, largely resulting from the issuance of $300 million in senior notes in August 2009. More information about our average debt and rates are indicated in the following table.

	Three months ended March 31,
In millions	2010	2009	Change
Average debt outstanding	$2,366	$2,333	$33
Average rate (1)	4.6%	4.3%	0.3%
(1) Daily weighted average of all outstanding debt.

Our income tax expense increased by $10 million or 14% for the first quarter of 2010 compared to the first quarter of 2009. This was primarily due to higher consolidated earnings. Our income tax expense is determined from earnings before income taxes less net income attributable to the noncontrolling interest.
Glossary of Key Terms

Selected weather, customer and volume metrics, which we consider to be some of the key performance indicators for our operating segments, for the three months ended March 31, 2010 and 2009, are presented in the following tables. We measure the effects of weather on our business through heating degree days. Generally, increased heating degree days result in greater demand for gas on our distribution systems. However, extended and unusually mild weather during the heating season can have a significant negative impact on demand for natural gas. Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Volume metrics for distribution operations and retail energy operations present the effects of weather and our customers’ demand for natural gas. Wholesale services’ daily physical sales represent the daily average natural gas volumes sold to its customers.

Weather
Heating degree days (1)
	Three months ended March 31,			2010 vs. normal colder	2010 vs. 2009 colder
	Normal	2010	2009	(warmer)	(warmer)
Georgia	1,506	1,952	1,434	30%	36%
New Jersey	2,532	2,397	2,627	(5)%	(9)%
Virginia	1,833	2,029	1,988	11%	2%
Florida	379	719	369	90%	95%
Tennessee	1,706	2,116	1,664	24%	27%
Maryland	2,518	2,477	2,612	(2)%	(5)%
Ohio	2,602	2,831	2,552	9%	11%
(1) Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents ten-year averages from 2001 through 2010.

Customers	Three months ended March 31,
	2010	2009	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,567	1,577	(0.6)%
Elizabethtown Gas	275	275	-
Virginia Natural Gas	278	276	0.7%
Florida City Gas	104	103	1.0%
Chattanooga Gas	63	63	-
Elkton Gas	6	6	-
Total	2,293	2,300	(0.3)%
Operation and maintenance expense per customer	$38	$36	6%
EBIT per customer	$59	$57	4%

Retail Energy Operations
Average customers (in thousands)
Georgia	507	518	(2)%
Ohio and Florida (1)	106	98	8%
Total	613	616	(0.5)%
Market share in Georgia	33%	34%	(3)%

(1) A portion of the Ohio customers represents customer equivalents, which are computed by the actual delivered volumes divided by the expected average customer usage.

Volumes In billion cubic feet (Bcf)	Three months ended March 31,
	2010	2009	% change
Distribution Operations
Firm	122	99	23%
Interruptible	27	26	4%
Total	149	125	19%

Retail Energy Operations
Georgia firm	24	18	33%
Ohio and Florida	6	5	20%

Wholesale Services
Daily physical sales (Bcf/day)	4.9	3.1	58%

Glossary of Key Terms

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Segment information Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended March 31, 2010 and 2009.

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2010
Distribution operations	$264	$130	$136
Retail energy operations	96	22	74
Wholesale services	59	16	43
Energy investments	12	9	3
Corporate (2)	1	2	(1)
Consolidated	$432	$179	$255

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2009
Distribution operations	$252	$124	$130
Retail energy operations	84	21	63
Wholesale services	59	21	38
Energy investments	10	8	2
Corporate (2)	1	2	(1)
Consolidated	$406	$176	$232
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

Distribution operations’ EBIT increased by $6 million or 5% compared to last year as shown in the following table.

In millions
EBIT for first quarter of 2009		$130

Operating margin
Increased revenues from the Hampton Roads pipeline project	$5
Increased revenues from higher usage at Florida City Gas due to colder weather	2
Increased revenues from Magnolia pipeline project	2
Increased regulatory infrastructure program revenue at Atlanta Gas Light	1
Other	2
Increase in operating margin		12

Operating expenses
Increased payroll and incentive expenses	$(4)
Increased depreciation expenses	(2)
Increase in operating expenses		(6)
EBIT for first quarter of 2010		$136

Retail energy operations’ EBIT increased by $11 million or 17% compared to last year as shown in the following table.

In millions
EBIT for first quarter of 2009		$63

Operating margin
Increased average customer usage due to colder weather net of losses on weather derivatives further offset by changes in consumption mix between residential and commercial customers	$8
Change in LOCOM adjustment	6
Increased operating margins in Ohio and Florida	2
Decreased contribution from the management and optimization of storage and transportation assets driven in part by increasing NYMEX prices offset by higher retail price spreads	(2)
Change in retail pricing plan mix and decrease in average number of customers	(1)
Other	(1)
Increase in operating margin		12

Operating expenses
Increased marketing and direct selling expenses	$(1)
Higher bad debt due to increased revenues	(1)
Decreased customer care, outside services and other expenses	1
Increase in operating expenses		(1)
EBIT for first quarter of 2010		$74

Wholesale services’ EBIT increased by $5 million or 13% compared to last year as shown in the following table.

In millions
EBIT for first quarter of 2009		$38

Operating margin
Increased gains on storage hedges	$3
Change in commercial activity	6
Decreased gains on transportation hedges	(13)
Change in LOCOM adjustment	4
Net change in operating margin		-

Operating expenses
Decreased incentive compensation costs	$4
Other	1
Decrease in operating expenses		5
EBIT for first quarter of 2010		$43

The following table indicates the components of wholesale services’ operating margin for the three months ended March 31, 2010 and 2009.

In millions	2010	2009
Commercial activity recognized	$41	$35
Gain on transportation hedges	11	24
Gain on storage hedges	11	8
Inventory LOCOM	(4)	(8)
Operating margin	$59	$59

Glossary of Key Terms

Energy investments’ EBIT increased by $1 million compared to last year as shown in the following table.

In millions
EBIT for first quarter of 2009		$2

Operating margin
Increased operating revenues at AGL Networks	$2
Increase in operating margin		2

Operating expenses
Increase in payroll and benefit costs and property taxes at Golden Triangle Storage	$(1)
Increase in operating expenses		(1)
EBIT for first quarter of 2010		$3

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

Our issuance of various securities, including long-term and short-term debt, is subject to customary approval, authorization or review by state and federal regulatory bodies including state public service commissions, the SEC and the FERC. Furthermore, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation.

We believe the amounts available to us under our Credit Facility and the issuance of debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, pension contributions, construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments, common share repurchases and other cash needs through the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies and other factors. See Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, for additional information on items that could impact our liquidity and capital resource requirements. The following table provides a summary of our operating, investing and financing activities.

	Three months ended March 31,
In millions	2010	2009
Net cash provided by (used in):
Operating activities	$670	$611
Investing activities	(114)	(97)
Financing activities	(563)	(509)
Net (decrease) increase in cash and cash equivalents	$(7)	$5

Cash Flow from Operating Activities In the first three months of 2010, our net cash flow provided from operating activities was $670 million, an increase of $59 million or 10% from the same period in 2009. This increase was primarily a result of a decrease in deployment of working capital for Sequent’s energy marketing activities of $122 million, primarily driven by the effects of an increase in Sequent’s daily physical sales and the timing of payments for gas purchases relative to collections of accounts receivable. This was partially offset by a $66 million decrease in cash from the collection of our natural gas receivables, as our utilities in Georgia, Florida and Tennessee, along with SouthStar, experienced a much colder winter in the first quarter of 2010 compared to the prior year.

Cash Flow from Investing Activities Our investing activities consisted of PP&E expenditures of $114 million for the three months ended March 31, 2010 and $97 million for the same period in 2009. The increase of $17 million or 18% in PP&E expenditures was primarily due to a $17 million increase at energy investments primarily due to costs associated with Golden Triangle Storage’s natural gas storage facility.

Cash Flow from Financing Activities Our cash used in financing activities was $563 million for the three months ended March 31, 2010 compared to cash used of $509 million for the same period in 2009. The increased use of cash of $54 million was primarily due to our purchase of an additional 15% ownership interest in SouthStar for $58 million and an increased distribution to the noncontrolling interest of $12 million. This was partially offset by $15 million of net decreased short-term debt payments of $448 million in 2010 compared to net payments of $463 million for the same period in 2009.

Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable-rate debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of March 31, 2010, our variable-rate debt was 15% of our total debt, compared to 27% as of March 31, 2009.
Glossary of Key Terms

We strive to maintain or improve our credit ratings on our debt to manage our existing financing costs and enhance our ability to raise additional capital on favorable terms. Factors we consider important in assessing our credit ratings include our statements of financial position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of March 31, 2010, and reflects no change from December 31, 2009.

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

Our Credit Facility has financial covenants that require us to maintain a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. Our ratio of total debt to total capitalization calculation contained in our debt covenant includes standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. Our debt-to-total-equity calculation, as defined by our Credit Facility was 52% at March 31, 2010, 57% at December 31, 2009 and 53% at March 31, 2009. These amounts are within our required and targeted ranges. The components of our capital structure, as calculated from our condensed consolidated statements of financial position, as of the dates indicated, are provided in the following table.

	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009
Short-term debt	11%	14%	10%
Long-term debt	42	45	44
Total debt	53	59	54
Equity	47	41	46
Total capitalization	100%	100%	100%

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

Excluding the current portion of our long-term debt of $301 million, our short-term borrowings, as of March 31, 2010, decreased $249 million or 62% compared to the same period last year. This was primarily a result of paying down short-term debt with a portion of the proceeds received from the issuance of $300 million of senior notes in August 2009, and reduced working capital requirements as a result of lower natural gas prices. This was offset by our purchase of an additional ownership interest in SouthStar for $58 million and increased property, plant and equipment expenditures of $17 million.

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
Glossary of Key Terms

Long-term debt Our long-term debt matures more than one year from the date of our statements of financial position and consists of medium-term notes, senior notes, gas facility revenue bonds, and capital leases. However, we have $300 million of senior notes set to mature in January 2011, which are now reported as current portion of long-term debt on our consolidated statements of financial position. We expect to refinance the $300 million of senior notes in 2010.

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

Through April 2010, we have contributed $21 million to our qualified pension plans. Based on the current funding status of the plans, we were required to make a minimum contribution to the plans of approximately $21 million in 2010. However, we are planning to make additional contributions to our pension plans in 2010 up to $10 million, for a total of up to $31 million. In the three months ended March 2009, we contributed $14 million to our pension plans.

The following table illustrates our expected future contractual obligation payments such as debt and lease agreements, and commitments and contingencies as of March 31, 2010.

			2011 &	2013 &	2015 &
In millions	Total	2010	2012	2014	thereafter
Recorded contractual obligations:

Long-term debt	$1,674	$-	$17	$225	$1,432
Short-term debt	454	154	300	-	-
Regulatory infrastructure program costs (1)	244	53	159	32	-
Environmental remediation liabilities (1)	144	24	59	42	19
Total	$2,516	$231	$535	$299	$1,451

Unrecorded contractual obligations and commitments (2):

Pipeline charges, storage capacity and gas supply (3)	$2,089	$405	$755	$381	$548
Interest charges (4)	989	82	176	156	575
Operating leases	109	22	39	15	33
Asset management agreements (5)	31	17	14	-	-
Standby letters of credit, performance / surety bonds	16	10	6	-	-
Pension contributions (6)	4	4	-	-	-
Total	$3,238	$540	$990	$552	$1,156
(1)	Includes charges recoverable through rate rider mechanisms.
(2)	In accordance with GAAP, these items are not reflected in our condensed consolidated statements of financial position.
(3)
Charges recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers, and includes demand charges associated with Sequent. Also includes SouthStar’s gas natural gas purchase commitments of 22 Bcf at floating gas prices calculated using forward natural gas prices as of March 31, 2010, and are valued at $94 million.

(4)
Floating rate debt is based on the interest rate as of March 31, 2010, and the maturity of the underlying debt instrument. As of March 31, 2010, we have $33 million of accrued interest on our condensed consolidated statements of financial position that will be paid over the next 12 months.

(5)	Represent fixed-fee minimum payments for Sequent’s asset management agreements.
(6)	We made a $4 million contribution in April 2010.

Glossary of Key Terms

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, and our actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our condensed consolidated financial statements include the following:
  Regulatory Infrastructure Program Liabilities
  Environmental Remediation Liabilities
  Derivatives and Hedging Activities
  Contingencies
  Pension and Other Postretirement Plans
  Income Taxes
Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operation as filed on Form 10-K with the SEC on February 4, 2010.

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

Our Risk Management Committee (RMC) is responsible for establishing the overall risk management policies and monitoring compliance with, and adherence to, the terms within these policies, including approval and authorization levels and delegation of these levels. Our RMC consists of members of senior management who monitor open natural gas price risk positions and other types of risk, corporate exposures, credit exposures and overall results of our risk management activities. It is chaired by our chief risk officer, who is responsible for ensuring that appropriate reporting mechanisms exist for the RMC to perform its monitoring functions. Our risk management activities and related accounting treatment for our derivative financial instruments are described in further detail in Note 2.

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

The following tables illustrate the change in the net fair value of the derivative financial instruments during the three months ended March 31, 2010 and 2009, and provide details of the net fair value of derivative financial instruments outstanding as of March 31, 2010.

	Three months ended Mar. 31,
In millions	2010	2009
Net fair value of derivative financial instruments outstanding at beginning of period	$3	$(17)
Derivative financial instruments realized or otherwise settled during period	(4)	9
Change in net fair value of derivative financial instruments	(6)	(14)
Net fair value of derivative financial instruments outstanding at end of period	(7)	(22)
Netting of cash collateral	17	27
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$10	$5

The sources of SouthStar’s net fair value of its natural gas-related derivative financial instruments at March 31, 2010, are as follows:

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through 2010 (3)	$(7)	$-
(1)	Valued using NYMEX futures prices.
(2)
Values primarily related to basis transactions that represent the commodity from NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers and were immaterial as of March 31, 2010.

(3)	Excludes cash collateral amounts.
Glossary of Key Terms

SouthStar routinely utilizes various types of financial and other instruments to mitigate certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and swap agreements. The following tables include the fair values and average values of SouthStar’s derivative instruments as of the dates indicated. SouthStar bases the average values on monthly averages for the three months ended March 31, 2010 and 2009.

	Derivative financial instruments average fair values (1) at March 31,
In millions	2010	2009
Asset	$3	$11
Liability	14	35
(1) Excludes cash collateral amounts.

	Derivative financial instruments fair values netted with cash collateral at
In millions	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009
Asset	$10	$21	$10
Liability	-	-	5

Value at Risk A 95% confidence interval is used to evaluate VaR exposure. A 95% confidence interval means that over the holding period, an actual loss in portfolio value is not expected to exceed the calculated VaR more than 5% of the time. We calculate VaR based on the variance-covariance technique. This technique requires several assumptions for the basis of the calculation, such as price distribution, price volatility, confidence interval and holding period. Our VaR may not be comparable to a similarly titled measure of another company because, although VaR is a common metric in the energy industry, there is no established industry standard for calculating VaR or for the assumptions underlying such calculations. SouthStar’s portfolio of positions for the three months ended March 31, 2010 and 2009 had quarterly average 1-day holding period VaRs of less than $100,000 and its high, low and period end 1-day holding period VaR were immaterial.

Wholesale Services Sequent routinely utilizes various types of derivative financial instruments to mitigate certain natural gas price risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and financial swap agreements.

The following tables include the fair values and average values of Sequent’s derivative financial instruments as of the dates indicated. Sequent bases the average values on monthly averages for the three months ended March 31, 2010 and 2009.

	Derivative financial instruments average values (1) at March 31,
In millions	2010	2009
Asset	$199	$187
Liability	38	82
(1)	Excludes cash collateral amounts.

	Derivative financial instruments fair values netted with cash collateral at
In millions	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009
Asset	$218	$208	$211
Liability	46	51	17

Sequent experienced $34 million and $75 million decreases in the net fair value of its outstanding contracts during the first three months of 2010 and 2009, respectively, due to changes in the fair value of derivative financial instruments utilized in its energy marketing and risk management activities and contract settlements.

The following tables illustrate the change in the net fair value of Sequent’s derivative financial instruments during the three months ended March 31, 2010 and 2009, and provide details of the net fair value of contracts outstanding as of March 31, 2010.

	Three months ended March 31,
In millions	2010	2009
Net fair value of derivative financial instruments outstanding at beginning of period	$118	$82
Derivative financial instruments realized or otherwise settled during period	(52)	(95)
Change in net fair value of derivative financial instruments	18	20
Net fair value of derivative financial instruments outstanding at end of period	84	7
Netting of cash collateral	88	187
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$172	$194

The sources of Sequent’s net fair value of its natural gas-related derivative financial instruments at March 31, 2010, are as follows:

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through
2010	$(33)	$65
2011 – 2012	(22)	67
2013 – 2015	-	7
Total derivative financial instruments (3)	$(55)	$139
(1)	Valued using NYMEX futures prices and other quoted sources.
(2)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(3)	Excludes cash collateral amounts.
Glossary of Key Terms

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

Sequent’s management actively monitors open natural gas positions and the resulting VaR. Sequent continues to maintain a relatively matched book, where its total buy volume is close to sell volume with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s portfolio of positions for the three months ended March 31, 2010 and 2009 had the following VaRs.

	Three months ended March 31,
In millions	2010	2009
Period end	$0.7	$2.1
Average	1.4	1.9
High	3.0	3.3
Low	0.7	1.3

Energy Investments In 2009, Golden Triangle Storage began using derivative financial instruments to reduce its exposure during the construction of the storage caverns to the risk of changes with the price of natural gas that will be purchased in future periods for pad gas, which includes volumes of non-working natural gas used to maintain the operational integrity of the caverns. As of April 5, 2010, Golden Triangle Storage had hedged the price of the required pad gas for the first storage cavern or 3 Bcf and the associated fair value of the derivative financial instruments was immaterial.

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $313 million of variable-rate debt, which includes $153 million of our variable-rate short-term debt and $160 million of variable-rate gas facility revenue bonds outstanding at March 31, 2010, a 100 basis point change in average market interest rates from 0.32% to 1.32% would have resulted in an increase in pretax interest expense of $3 million on an annualized basis.

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

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of March 31, 2010, Sequent’s top 20 counterparties represented approximately 65% of the total counterparty exposure of $473 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures.

Glossary of Key Terms

 As of March 31, 2010, Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of A-, which is consistent with the credit ratings at March 31, 2009 and December 31, 2009. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. There were no credit defaults with Sequent’s counterparties. The following table shows Sequent’s third-party natural gas contracts receivable and payable positions as of March 31, 2010 and 2009 and December 31, 2009.

	Gross receivables			Gross payables
	Mar. 31,	Dec. 31,	Mar. 31,	Mar. 31,	Dec. 31,	Mar. 31,
In millions	2010	2009	2009	2010	2009	2009
Netting agreements in place:
Counterparty is investment grade	$449	$483	$237	$328	$277	$168
Counterparty is non-investment grade	3	12	8	19	34	19
Counterparty has no external rating	101	106	76	265	207	153
No netting agreements in place:
Counterparty is investment grade	10	14	5	8	6	2
Amount recorded on statements of financial position	$563	$615	$326	$620	$524	$342

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $44 million at March 31, 2010, which would not have a material impact to our condensed consolidated results of operations, cash flows or financial condition.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2010, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

With regard to legal proceedings, we are a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all such other litigation in which it is involved will not have a material adverse effect on our consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about purchases of our common stock by us and any affiliated purchasers during the three months ended March 31, 2010. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We currently anticipate holding the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (2)
January 2010	-	$-	-	4,950,951
February 2010	-	-	-	4,950,951
March 2010	-	-	-	4,950,951
Total first quarter	-	$-	-

(1)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We purchased no shares for such purposes in the first quarter of 2010. As of March 31, 2010, we had purchased a total of 327,860 of the 600,000 shares authorized for purchase, leaving 272,140 shares available for purchase under this program.

(2)
On February 3, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to a total of 8 million shares of our common stock, excluding the shares remaining available for purchase in connection with the Officer Plan as described in note (1) above, over a five-year period.

 Item 6. Exhibits

10	Continuity Agreement, entered into as of December 1, 2009, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly owned subsidiary) and Paul R. Shlanta.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a).

31.2            Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32.1	Certification of John W. Somerhalder II pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew W. Evans pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

Glossary of Key Terms

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)

Date: April 27, 2010                  /s/ Andrew W. Evans
                  Executive Vice President, Chief Financial Officer and Treasurer

Glossary of Key Terms