Form 10-Q
period 2010-06-30
AGL RESOURCES INC
filed 2010-07-29
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of July 19, 2010
Common Stock, $5.00 Par Value	77,930,719

Glossary of Key Terms

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2010

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

ERC	Environmental remediation costs associated with our distribution operations segment which are generally recoverable through rates mechanisms
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission, the state regulatory agency for Atlanta Gas Light
GNG	Georgia Natural Gas, the name under which SouthStar does business in Georgia
Golden Triangle Storage	Golden Triangle Storage, Inc.
Hampton Roads	Virginia Natural Gas’ pipeline project, which connects its northern and southern systems
Heating Degree Days	A measure of the effects of weather on our businesses, calculated when the average daily actual temperatures are less than a baseline temperature of 65 degrees Fahrenheit
Heating Season	The period from November through March when natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems when weather is colder
Jefferson Island	Jefferson Island Storage & Hub, LLC
LOCOM	Lower of weighted average cost or current market price
Magnolia	Magnolia Enterprise Holdings, Inc.
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
Moody’s	Moody’s Investors Service
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
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

Glossary of Key Terms

PART 1 – Financial Information
Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

		As of
In millions	June 30, 2010	Dec. 31, 2009	June 30, 2009
Current assets
Cash and cash equivalents	$16	$26	$12
Receivables
Energy marketing receivables (Note 1)	520	615	276
Gas, unbilled and other receivables	161	362	209
Less allowance for uncollectible accounts	21	14	19
Total receivables	660	963	466
Inventories, net (Note 1)	560	672	532
Derivative financial instruments – current portion (Note 1 and Note 2)	160	188	177
Unrecovered regulatory infrastructure program costs – current portion (Note 1)	44	43	41
Unrecovered environmental remediation costs – current portion (Note 1)	8	11	14
Other current assets	69	97	74
Total current assets	1,517	2,000	1,316
Long-term assets and other deferred debits
Property, plant and equipment	6,150	5,939	5,685
Less accumulated depreciation	1,849	1,793	1,729
Property, plant and equipment-net	4,301	4,146	3,956
Goodwill	418	418	418
Unrecovered regulatory infrastructure program costs (Note 1)	259	223	174
Unrecovered environmental remediation costs (Note 1)	156	161	146
Derivative financial instruments (Note 1 and Note 2)	49	52	37
Other	78	74	73
Total long-term assets and other deferred debits	5,261	5,074	4,804
Total assets	$6,778	$7,074	$6,120
Current liabilities
Energy marketing trade payable (Note 1)	$599	$524	$317
Short-term debt (Note 5)	394	602	418
Current portion of long-term debt (Note 5)	300	-	-
Accounts payable – trade	171	237	167
Accrued expenses	99	132	107
Accrued regulatory infrastructure program costs – current portion (Note 1)	67	55	50
Derivative financial instruments – current portion (Note 1 and Note 2)	67	52	36
Accrued environmental remediation liabilities – current portion (Note 1 and Note 6)	16	25	19
Other current liabilities	141	145	167
Total current liabilities	1,854	1,772	1,281
Long-term liabilities and other deferred credits
Long-term debt (Note 5)	1,553	1,974	1,675
Accumulated deferred income taxes	729	695	609
Accumulated removal costs (Note 1)	186	183	199
Accrued regulatory infrastructure program costs (Note 1)	175	155	113
Accrued pension obligations (Note 3)	146	159	187
Accrued environmental remediation liabilities (Note 1 and Note 6)	123	119	114
Accrued postretirement benefit costs (Note 3)	34	38	44
Derivative financial instruments (Note 1 and Note 2)	8	10	3
Other long-term liabilities and other deferred credits	143	150	136
Total long-term liabilities and other deferred credits	3,097	3,483	3,080
Total liabilities and other deferred credits	4,951	5,255	4,361
Commitments and contingencies (Note 6)
Equity
AGL Resources Inc. common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,810	1,780	1,732
Noncontrolling interest (Note 4)	17	39	27
Total equity	1,827	1,819	1,759
Total liabilities and equity	$6,778	$7,074	$6,120
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2010	2009	2010	2009
Operating revenues	$359	$377	$1,362	$1,372
Operating expenses
Cost of gas	141	152	712	741
Operation and maintenance	119	119	244	244
Depreciation and amortization	39	39	79	78
Taxes other than income taxes	12	12	26	24
Total operating expenses	311	322	1,061	1,087
Operating income	48	55	301	285
Other income	-	3	2	5
Interest expense, net	(26)	(24)	(54)	(49)
Earnings before income taxes	22	34	249	241
Income tax expense	8	13	90	85
Net income	14	21	159	156
Less net income attributable to the noncontrolling interest (Note 4)	-	1	11	17
Net income attributable to AGL Resources Inc.	$14	$20	$148	$139
Per common share data (Note 1)
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.17	$0.26	$1.91	$1.81
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.17	$0.26	$1.90	$1.81
Cash dividends declared per common share	$0.44	$0.43	$0.88	$0.86
Weighted-average number of common shares outstanding (Note 1)
Basic	77.4	76.7	77.3	76.8
Diluted	77.8	76.9	77.7	76.9
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2008	76.9	$390	$676	$763	$(134)	$(43)	$32	$1,684
Net income	-	-	-	139	-	-	17	156
Other comprehensive loss	-	-	-	-	(3)	-	(2)	(5)
Dividends on common stock ($0.86 per share)	-	-	-	(66)	-	(2)	-	(68)
Distributions to noncontrolling interest (Note 4)	-	-	-	-	-	-	(20)	(20)
Issuance of treasury shares	0.4	-	(6)	(3)	-	17	-	8
Stock-based compensation expense (net of tax) (Note 1)	-	-	4	-	-	-	-	4
Balance as of June 30, 2009	77.3	$390	$674	$833	$(137)	$(28)	$27	$1,759

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2009	77.5	$390	$679	$848	$(116)	$(21)	$39	$1,819
Net income	-	-	-	148	-	-	11	159
Other comprehensive loss	-	-	-	-	(11)	-	-	(11)
Dividends on common stock ($0.88 per share)	-	-	-	(68)	-	2	-	(66)
Purchase of additional 15% ownership interest in SouthStar (Note 4)	-	-	(51)	-	(1)	-	(6)	(58)
Distributions to noncontrolling interest (Note 4)	-	-	-	-	-	-	(27)	(27)
Purchase of treasury shares	(0.1)	-	-	-	-	(2)	-	(2)
Issuance of treasury shares	0.6	-	(8)	(2)	-	18	-	8
Stock-based compensation expense (net of tax) (Note 1)	-	-	4	-	-	1	-	5
Balance as of June 30, 2010	78.0	$390	$624	$926	$(128)	$(2)	$17	$1,827

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2010	2009	2010	2009
Comprehensive income attributable to AGL Resources Inc. (net of tax)
Net income attributable to AGL Resources Inc.	$14	$20	$148	$139
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(11)	(1)	(17)	(11)
Reclassification of derivative financial instruments realized losses included in net income	2	6	6	8
Other comprehensive (loss) income	(9)	5	(11)	(3)
Comprehensive income (Note 1)	$5	$25	$137	$136

Comprehensive income attributable to noncontrolling interest (net of tax)
Net income attributable to noncontrolling interest	$-	$1	$11	$17
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	-	(1)	(1)	(6)
Reclassification of derivative financial instruments realized losses included in net income	-	3	1	4
Other comprehensive income (loss)	-	2	-	(2)
Comprehensive income (Note 1)	$-	$3	$11	$15

Total comprehensive income, including portion attributable to noncontrolling interest (net of tax)
Net income	$14	$21	$159	$156
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(11)	(2)	(18)	(17)
Reclassification of derivative financial instruments realized losses included in net income	2	9	7	12
Other comprehensive (loss) income	(9)	7	(11)	(5)
Comprehensive income (Note 1)	$5	$28	$148	$151

See Notes to Condensed Consolidated Financial Statements (Unaudited).
Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
In millions	2010	2009
Cash flows from operating activities
Net income	$159	$156
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	79	78
Change in derivative financial instrument assets and liabilities	44	14
Deferred income taxes	36	29
Changes in certain assets and liabilities
Gas, unbilled and other receivables	208	266
Energy marketing receivables and energy marketing trade payables, net (Note 1)	170	51
Inventories	112	131
Deferred natural gas costs (Note 1)	(7)	46
Gas and trade payables	(66)	(35)
Accrued expenses	(33)	(6)
Other – net	11	1
Net cash flow provided by operating activities	713	731
Cash flows from investing activities
Payments to acquire property, plant and equipment	(249)	(207)
Net cash flow used in investing activities	(249)	(207)
Cash flows from financing activities
Net payments and borrowings of short-term debt (Note 5)	(208)	(448)
Payments of gas facility revenue bonds (Note 5)	(121)	-
Dividends paid on common shares	(66)	(68)
Purchase of additional 15% ownership interest in SouthStar (Note 4)	(58)	-
Distribution to noncontrolling interest (Note 4)	(27)	(20)
Purchase of treasury shares	(2)	-
Issuance of treasury shares and other	8	8
Net cash flow used in financing activities	(474)	(528)
Net decrease in cash and cash equivalents	(10)	(4)
Cash and cash equivalents at beginning of period	26	16
Cash and cash equivalents at end of period	$16	$12
Cash paid during the period for
Interest	$53	$47
Income taxes	$35	$35

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

Due to the seasonal nature of our business, our results of operations for the three and six months ended June 30, 2010 and 2009, and our financial condition as of December 31, 2009, and June 30, 2010 and 2009, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of June 30, 2010, December 31, 2009 and June 30, 2009, the collateral that wholesale services would have been required to post would not have had a material impact to our consolidated results of operations, cash flows or financial condition. However, if such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be impaired.

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

Glossary of Key Terms

	June 30,	Dec. 31,	June 30,
In millions	2010	2009	2009
Regulatory assets
Unrecovered regulatory infrastructure program costs	$303	$266	$215
Unrecovered ERC	164	172	160
Unrecovered postretirement benefit costs	10	10	10
Unrecovered seasonal rates	-	11	-
Other	36	27	28
Total regulatory assets	513	486	413
Associated assets
Derivative financial instruments	23	11	21
Total regulatory and associated assets	$536	$497	$434
Regulatory liabilities
Accumulated removal costs	$186	$183	$199
Deferred natural gas costs	23	30	52
Derivative financial instruments	23	11	21
Regulatory tax liability	16	17	18
Unamortized investment tax credit	12	13	14
Deferred seasonal rates	9	-	9
Other	20	17	17
Total regulatory liabilities	289	271	330
Associated liabilities
Regulatory infrastructure program costs	242	210	163
ERC	128	133	120
Total associated liabilities	370	343	283
Total regulatory and associated liabilities	$659	$614	$613

As of June 30, 2010, there have been no new types of regulatory assets or liabilities as discussed in Note 1 to our consolidated financial statements and related notes in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010. For more information on our derivative financial instruments, see Note 2.

Inventories

For our distribution operations segment, we record natural gas stored underground at the WACOG. For Sequent, SouthStar and Jefferson Island, we account for natural gas inventory at the lower of WACOG or market price.

SouthStar and Sequent evaluate the average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market price. SouthStar recorded LOCOM adjustments of $6 million in the six months ended June 30, 2009; however, no LOCOM adjustments were recorded in the six months ended June 30, 2010. Sequent recorded LOCOM adjustments of $4 million for the six months ended June 30, 2010 and $8 million for the same period in 2009.

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

	Three months ended June 30,
In millions	2010	2009
Denominator for basic earnings per share (1)	77.4	76.7
Assumed exercise of restricted stock, restricted stock units and stock options	0.4	0.2
Denominator for diluted earnings per share	77.8	76.9
(1) Daily weighted-average shares outstanding.

	Six months ended June 30,
In millions	2010	2009
Denominator for basic earnings per share (1)	77.3	76.8
Assumed exercise of restricted stock, restricted stock units and stock options	0.4	0.1
Denominator for diluted earnings per share	77.7	76.9
(1) Daily weighted-average shares outstanding.
Glossary of Key Terms

The following table contains the weighted average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price:

	June 30,
In millions	2010	2009
Three months ended	0.8	2.3
Six months ended	0.8	2.2

The decrease of 1.5 million in anti-dilutive shares for the three months and 1.4 million shares for the six months ended June 30, 2010, was primarily a result of a higher average market value of our common shares compared to the same periods during 2009.

Stock-Based Compensation

In the first six months of 2010, we issued grants of approximately 154,000 restricted stock units and 151,000 of performance share units, which will result in the recognition of approximately $3 million in annual stock-based compensation expense in 2010. No material share awards have been granted to employees whose compensation is subject to capitalization. On an annual basis, we evaluate the assumptions and estimates used to calculate our stock-based compensation expense.

There have been no significant changes to our stock-based compensation, as described in Note 4 to our consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Comprehensive Income

Our comprehensive income or loss includes net income and net income attributable to AGL Resources Inc. plus OCI, which includes other gains and losses affecting equity that GAAP excludes from net income and net income attributable to AGL Resources Inc. Such items consist primarily of unrealized gains and losses on certain derivatives designated as cash flow hedges and unfunded or overfunded pension and postretirement obligation adjustments. For more information on our derivative financial instruments, see Note 2. For more information on our pension and postretirement obligations, see Note 3.

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

In January 2010, we adopted amended fair value measurement guidance, which primarily clarifies the disclosure requirements for fair value measurements and requires that we disclose any transfers between Levels 1, 2 or 3. This guidance had no financial impact to our condensed consolidated results of operations, cash flows or financial position and became effective for interim and annual reporting periods beginning after December 15, 2009. The reporting of Level 3 purchases, sales, issuances and settlements on a gross basis becomes effective for interim and annual reporting periods beginning after December 15, 2010.

There have been no significant changes to our fair value methodologies, as described in Note 1 to our consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Subsequent Event

On July 1, 2010, we completed the sale of AGL Networks, our telecommunications business. This sale will not have a material effect on our consolidated results of operations, cash flows or financial position.

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

Our derivative financial instruments do not contain any material credit-risk-related or other contingent features that could increase the payments for collateral that we post in the normal course of business when our financial instruments are in net liability positions. Additional information on our energy marketing receivables and payables, which does have credit-risk-related or other contingent features, are discussed in Note 1.

There have been no significant changes to our derivative financial instruments, as described in Note 2 to our consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010. The table below summarizes the various ways in which we account for our derivative instruments and the impact on our condensed consolidated financial statements:

Recognition and Measurement
Accounting Treatment	Statement of Financial Position	Income Statement
Cash flow hedge	Recorded at fair value	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	Effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss)	Effective portion of the gain or loss on the derivative instrument is reclassified out of accumulated other comprehensive income (loss) into earnings when the forecasted transaction affects earnings

Not designated as hedges	Recorded at fair value	The gain or loss on the derivative instrument is recognized in earnings
	Elizabethtown Gas' derivative financial instruments are recorded as a regulatory asset or liability until included in natural gas costs	The gain or loss on these derivative instruments are reflected in natural gas costs and are ultimately included in billings to customers
	Change in fair value of the derivative instrument is recorded as an adjustment to book value	Change in fair value of the derivative instrument is recognized in earnings

Interest Rate Swaps

We have $300 million of senior notes set to mature in January 2011. In May 2010, as a result of an anticipated refinancing of these senior notes, we entered into $200 million of forward interest rate swaps, with a treasury rate of 3.94%. We designated the forward interest rate swap as a cash flow hedge against the first 20 future semi-annual interest payments. The fair values of our interest rate swaps were reflected as a short-term liability of $13 million at June 30, 2010. For more information on our senior notes, see Note 5.
Glossary of Key Terms

Derivative Financial Instruments – Fair Value Hierarchy

The following table sets forth, by level within the fair value hierarchy, our derivative financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010, December 31, 2009 and June 30, 2009. As required by the authoritative guidance, derivative financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring fair values Derivative financial instruments
	June 30, 2010		December 31, 2009		June 30, 2009
In millions	Assets	Liabilities	Assets (1)	Liabilities	Assets	Liabilities
Quoted prices in active markets (Level 1)	$34	$(55)	$36	$(37)	$34	$(105)
Significant other observable inputs (Level 2)	148	(50)	172	(52)	140	(18)
Netting of cash collateral	27	30	30	27	40	84
Total carrying value (2) (3)	$209	$(75)	$238	$(62)	$214	$(39)
(1)	$2 million premium associated with weather derivatives has been excluded as they are based on intrinsic value, not fair value.
(2)	There were no material unobservable inputs (Level 3) for any of the periods presented.
(3)	There were no material transfers between Level 1, Level 2, or Level 3 for any of the periods presented.

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

Quantitative Disclosures Related to Derivative Financial Instruments

As of June 30, 2010 and 2009, our derivative financial instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. We had net long natural gas contracts outstanding in the following quantities:

Natural gas contracts
	As of
In Bcf	June 30, 2010 (1)	Dec. 31, 2009	June 30, 2009
Hedge designation:
Cash flow	5	5	4
Not designated	244	108	124
Total	249	113	128
Hedge position:
Short	(1,571)	(1,518)	(995)
Long	1,820	1,631	1,123
Net long position	249	113	128
(1)	Approximately 93% of these contracts have durations of two years or less and the remaining 7% expire in 3 to 6 years.

Glossary of Key Terms

Derivative Financial Instruments on the Condensed Consolidated Statements of Income

The following table presents the impacts of our derivative financial instruments in our condensed consolidated statements of income.

	For the three months ended June 30,		For the six months ended June 30,
In millions	2010	2009	2010	2009

Designated as cash flow hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – loss reclassified from OCI into cost of gas for settlement of hedged item	$(3)	$(12)	$(10)	$(16)

Not designated as hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – fair value adjustments recorded in operating revenues (1)	(2)	16	16	52
Natural gas contracts – net fair value adjustments recorded in cost of gas (2)	(1)	-	(3)	(1)
Total gains on derivative instruments	$(6)	$4	$3	$35
(1)	Associated with the fair value of existing derivative instruments at June 30, 2010 and 2009.
(2)	Excludes losses recorded in cost of gas associated with weather derivatives of $20 million for the six months ended June 30, 2010 and $4 million for the six months ended June 30, 2009.

The following amounts (pre-tax) represent the expected recognition over the next 12 months in our consolidated statements of income of the deferred losses recorded in OCI associated with the fair values of these derivative instruments:

In millions	As of June 30, 2010
Designated as hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – expected net loss reclassified from OCI into cost of gas for settlement of hedged item over next twelve months	$(3)
Interest rate swaps – expected net loss to be reclassified from OCI into interest expense as the net loss is amortized over next twelve months (1)	(1)
(1)  Remaining $12 million to be amortized over remaining 9 years.

Glossary of Key Terms

Derivative Financial Instruments on the Condensed Consolidated Statements of Financial Position

In accordance with regulatory requirements, $7 million and $15 million of realized losses on derivative financial instruments used at Elizabethtown Gas in our distribution operations segment were reflected in deferred natural gas costs within our condensed consolidated statements of financial position during the three and six months ended June 30, 2010, respectively, and $7 million and $20 million during the three and six months ended June 30, 2009, respectively. The following table presents the fair value and statements of financial position classification of our derivative financial instruments.

			As of
In millions	Statement of financial position location (1) (2)	June 30, 2010	Dec. 31, 2009	June 30, 2009
Designated as cash flow hedges under authoritative guidance related to derivatives and hedging

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	$4	$6	$13

Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(8)	(5)	(18)
Interest rate swap agreement	Derivative financial instruments liabilities – current portion	(13)	-	-
	Total	(17)	1	(5)

Not designated as cash flow hedges under authoritative guidance related to derivatives and hedging

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	528	590	417
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	120	118	64

Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(458)	(510)	(392)
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	(96)	(78)	(33)
	Total	94	120	56
Total derivative financial instruments		$77	$121	$51
(1)
These amounts are netted within our consolidated statements of financial position. Some of our derivative financial instruments have asset positions which are presented as a liability in our consolidated statements of financial position, and we have derivative instruments that have liability positions which are presented as an asset in our consolidated statements of financial position.

(2)
As required by the authoritative guidance related to derivatives and hedging, the fair value amounts above are presented on a gross basis. As a result, the amounts above do not include cash collateral held on deposit in broker margin accounts of $57 million as of June 30, 2010, $124 million as of June 30, 2009 and $57 million as of December 31, 2009. Accordingly, the amounts above will differ from the amounts presented on our consolidated statements of financial position, and the fair value information presented for our derivative financial instruments in the recurring values table of this note.

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

	Three months ended June 30,
In millions	2010	2009
Service cost	$2	$2
Interest cost	7	6
Expected return on plan assets	(7)	(8)
Amortization of prior service cost	-	-
Recognized actuarial loss	2	3
Net pension benefit cost	$4	$3

	Six months ended June 30,
In millions	2010	2009
Service cost	$5	$4
Interest cost	14	13
Expected return on plan assets	(15)	(15)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	5	5
Net pension benefit cost	$8	$6

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that was at least actuarially equivalent to Medicare Part D. This cash subsidy, known as the Retiree Drug Subsidy, was tax-free and companies were allowed to deduct the benefits paid to retirees. In March 2010, the Patient Protection and Affordable Care Act became law. With this healthcare reform, the cash Retiree Drug Subsidy is no longer tax-free. Accounting guidance requires that companies record the tax impacts of this healthcare reform on the date of enactment. However, we did not receive the Retiree Drug Subsidy and therefore did not recognize any additional expense.

Following are the cost components of the AGL Postretirement Plan for the periods indicated.

	Three months ended June 30,
In millions	2010	2009
Service cost	$1	$-
Interest cost	2	2
Expected return on plan assets	(2)	(1)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	-	-
Net postretirement benefit cost	$-	$-

	Six months ended June 30,
In millions	2010	2009
Service cost	$1	$-
Interest cost	3	3
Expected return on plan assets	(3)	(2)
Amortization of prior service cost	(2)	(2)
Recognized actuarial loss	1	1
Net postretirement benefit cost	$-	$-

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

The Act contained new funding requirements for single employer defined benefit pension plans and established a 100% funding target (over a 7-year amortization period) for plan years beginning after December 31, 2007. If certain conditions are met, the Worker, Retiree and Employer Recovery Act of 2008 (passed in December, 2008) allows us to measure our required contributions based on an increased funding target of 96% for 2010 and will increase to 100% in 2011.

In the first six months of 2010 we contributed $21 million and an additional $5 million in July 2010 for a total of $26 million to our qualified pension plans. Based on the current funding status of the plans, we are required to make a minimum contribution to the plans of approximately $21 million in 2010. We are planning to make additional contributions to our pension plans in 2010 up to $5 million, for a total of up to $31 million to meet our 80% funding target. During the first six months of 2009 we contributed $17 million to our qualified pension plans.
Glossary of Key Terms

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP, we made matching contributions to participant accounts of $3 million in the first six months of 2010 and $4 million the same period last year.

Note 4 – Variable Interest Entity

SouthStar, a joint venture owned by us and Piedmont, markets natural gas and related services under the trade name GNG to retail customers primarily in Georgia, and under various other trade names to retail customers in Ohio and Florida and to commercial and industrial customers, principally in Alabama, North Carolina, South Carolina and Tennessee.

The primary risks associated with SouthStar are discussed in our risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010. SouthStar utilizes derivative financial instruments to manage natural gas price and weather risks. See Note 2 for additional disclosures of these instruments. SouthStar and GNG are involved in litigation arising from the normal course of business. For more information see Note 6.

In July 2009, we entered into an amended joint venture agreement with Piedmont pursuant to which we purchased an additional 15% ownership interest in SouthStar for $58 million, effective January 1, 2010, thus increasing our ownership interest to 85%. This was accounted for as an acquisition of equity interests. Piedmont retained the remaining 15% share. We have no further option rights to purchase Piedmont’s remaining 15% ownership interest and all significant management decisions continue to require approval by both owners. Piedmont’s interest in SouthStar is reflected as a separate component of equity on our condensed consolidated statement of financial position. Our condensed consolidated statements of equity and condensed consolidated statements of cash flows provide additional information regarding the impact the purchase had on our financial statements.

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

Operations

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

•	Assigns storage and transportation capacity used in delivering natural gas to SouthStar’s customers.

Liquidity and capital resources

•	We provide guarantees for SouthStar’s activities with its counterparties, its credit exposure and to certain natural gas suppliers in support of SouthStar’s payment obligations.
•	SouthStar utilizes our commercial paper program for its liquidity and working capital requirements.
•	We support SouthStar’s daily cash management activities and assist with ensuring SouthStar has adequate liquidity and working capital resources.

Back office functions

•	Pursuant to a services agreement we provide services to SouthStar with respect to accounting, information technology, credit and internal controls.
Glossary of Key Terms

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

As of June 30, 2010, SouthStar’s current assets, which approximate fair value, exceeded its current liabilities, long-term assets and other deferred debits, long-term liabilities and other deferred credits by approximately $105 million. Further, SouthStar’s other contractual commitments and obligations, including operating leases and agreements with third party providers, do not contain terms that would trigger material financial obligations in the event such contracts were terminated. As a result, our maximum exposure to a loss at SouthStar is considered to be immaterial. SouthStar’s creditors have no recourse to our general credit beyond our corporate guarantees we have provided to SouthStar’s counterparties and natural gas suppliers. We have provided no financial or other support that was not previously contractually required.

Price and volume fluctuations of SouthStar’s natural gas inventories can cause significant variations in our working capital and cash flow from operations. Changes in our operating cash flows are also attributable to SouthStar’s working capital changes resulting from the impact of weather, the timing of customer collections and payments for natural gas purchases. Additionally, our cash flow from operations is impacted by cash collateral amounts that SouthStar maintains to facilitate its derivative financial instruments.

Our cash flows used in our investing activities includes capital expenditures of $1 million for SouthStar during the six months ended June 30, 2010 and 2009. Our cash flow used in our financing activities includes SouthStar’s distributions to the noncontrolling interest, which reflects the cash distribution to Piedmont for its applicable portion of SouthStar’s annual earnings from the prior year. Generally this distribution occurs in the first or second quarter. In the six months ended June 30, 2010 SouthStar distributed $27 million to Piedmont and $20 million during the same period last year. The increase of $7 million in cash distributions that SouthStar made to Piedmont was the result of higher earnings in 2009 compared to 2008.

The following tables provide additional information on SouthStar’s assets and liabilities as of June 30, 2010, December 31, 2009 and June 30, 2009, which are consolidated within our condensed consolidated statement of financial position.

	As of June 30, 2010
In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$1,517	$154	10%
Long-term assets and other deferred debits	5,261	9	-
Total assets	$6,778	$163	2%
Current liabilities	$1,854	$40	2%
Long-term liabilities and other deferred credits	3,097	-	-
Equity	1,827	123	7
Total liabilities and equity	$6,778	$163	2%

	As of December 31, 2009
In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$2,000	$238	12%
Long-term assets and other deferred debits	5,074	9	-
Total assets	$7,074	$247	3%
Current liabilities	$1,772	$96	5%
Long-term liabilities and other deferred credits	3,483	-	-
Equity	1,819	151	8
Total liabilities and equity	$7,074	$247	3%

	As of June 30, 2009
In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$1,316	$140	11%
Long-term assets and other deferred debits	4,804	9	-
Total assets	$6,120	$149	2%
Current liabilities	$1,281	$47	4%
Long-term liabilities and other deferred credits	3,080	-	-
Equity	1,759	102	6
Total liabilities and equity	$6,120	$149	2%
(1)
These amounts reflect information for SouthStar and do not include intercompany eliminations and the balances of a wholly-owned subsidiary with the 85% ownership interest in SouthStar. Accordingly, the amounts will not agree to the identifiable and total assets for our retail energy operations segment reported in Note 7.

(2)	SouthStar’s percentage of the amount on our condensed consolidated statement of financial position.
Glossary of Key Terms

Note 5 - Debt

The following table provides maturity dates, interest rates and amounts outstanding for our various debt securities. For additional information on our debt, see Note 6 in our consolidated financial statements and related notes in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

		June 30, 2010				June 30, 2009
In millions	Year(s) due	Weighted average interest rate (1)		Outstanding	Outstanding at December 31, 2009	Weighted average interest rate (2)	Outstanding
Short-term debt
Senior notes (3)	2011	7.1%		$300	$-	-%	$-
Commercial paper	2010	0.4		393	601	0.9	417
Capital leases	2010-2011	4.9		1	1	4.9	1
Total short-term debt		3.9	% (4)	$694	$602	1.0%	$418
Long-term debt - net of current portion
Senior notes	2013-2034	5.5%		$1,275	$1,575	5.9%	$1,275
Gas facility revenue bonds	2022-2033	1.8		79	200	1.3	200
Medium-term notes	2012-2027	7.8		196	196	7.8	196
Capital leases	2013	4.9		3	3	4.9	4
Total long-term debt (3)		5.4	% (5)	$1,553	$1,974	5.5%	$1,675

Total debt		5.0%		$2,247	$2,576	4.5%	$2,093
(1)	For the six months ended June 30, 2010.
(2)	For the six months ended June 30, 2009.
(3)
Including the $300 million of senior notes due in 2011, our estimated fair value was $2,144 million as of June 30, 2010, $2,060 million as of December 31, 2009 and $1,725 million as of June 30, 2009. We estimate the fair value using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. In determining the market interest yield curve, we considered our currently assigned ratings for unsecured debt of BBB+ by S&P, Baa1 by Moody’s and A- by Fitch.

(4)	Excluding the $300 million of senior notes due in 2011, the weighted average interest rate for the six months ended June 30, 2010 was 0.4%.
(5)	Including the $300 million of senior notes due in 2011, the weighted average interest rate for the six months ended June 30, 2010 was 5.7%.

Gas Facility Revenue Bonds

In June 2010, the letters of credit that provide credit enhancements to $121 million of gas facility revenue bonds expired; therefore, we tendered these bonds with commercial paper borrowings.

Senior Notes

We have $300 million of senior notes, set to mature in January 2011, which are reported as a current portion of long-term debt on our condensed consolidated statements of financial position. As a result of an anticipated refinancing of these senior notes, we entered into $200 million of forward interest rate swaps, at a treasury rate of 3.94%. For more information on our interest rate swaps, see Note 2.

Default Events

Our Credit Facility financial covenants require us to maintain a ratio of total debt to total capitalization of no greater than 70%. Our ratio of total debt to total capitalization calculation contained in our debt covenant includes standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. Adjusting for these items, our debt-to-equity calculation, as defined by our Credit Facility, was 54% at June 30, 2010, 57% at December 31, 2009 and 53% at June 30, 2009. These amounts are within our required and targeted ranges. Our debt-to-equity calculation, as calculated from our condensed consolidated statements of financial position, was 55% at June 30, 2010, 59% at December 31, 2009 and 54% at June 30, 2009.

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

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our contingent financial commitments as of June 30, 2010.

	Commitments due before December 31,
In millions	Total	2010	2011 & thereafter
Standby letters of credit and performance and surety bonds	$16	$7	$9

Litigation

We are involved in litigation arising in the normal course of business. The ultimate resolution of such litigation, including the discussion below is not expected to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

In February 2008, a class action lawsuit was filed in the Superior Court of Fulton County in the State of Georgia against GNG alleging that it charged its customers on variable rate plans prices for natural gas that were in excess of the published price, failed to give proper notice regarding the availability of potentially lower price plans and that it changed its methodology for computing variable rates. This lawsuit was dismissed in September 2008. The plaintiffs appealed the dismissal of the lawsuit and, in May 2009, the Georgia Court of Appeals reversed the lower court’s order. In June 2009, GNG filed a petition for reconsideration with the Georgia Supreme Court. In October 2009, the Georgia Supreme Court agreed to review the Court of Appeals’ decision and held oral arguments in January 2010. In March 2010 the Georgia Supreme Court upheld the Court of Appeals’ decision. The case has been remanded back to the Superior Court of Fulton County for further proceedings. GNG asserts that no violation of law or Georgia Commission rules has occurred.

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

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. Following are the reconciliations of EBIT to operating income, earnings before income taxes and net income for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
In millions	2010	2009
Operating income	$48	$55
Other income	-	3
EBIT	48	58
Interest expense, net	26	24
Earnings before income taxes	22	34
Income taxes	8	13
Net income	$14	$21

	Six months ended June 30,
In millions	2010	2009
Operating income	$301	$285
Other income	2	5
EBIT	303	290
Interest expense, net	54	49
Earnings before income taxes	249	241
Income taxes	90	85
Net income	$159	$156

Information by segment on our statement of financial position at December 31, 2009, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$5,230	$404
Retail energy operations	261	-
Wholesale services	1,168	-
Energy investments	454	14
Corporate and intercompany eliminations (2)	(39)	-
Consolidated AGL Resources Inc.	$7,074	$418
(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our corporate segment’s assets consist primarily of cash and cash equivalents and property, plant and equipment and reflect the effect of intercompany eliminations.
Glossary of Key Terms

2
Summarized income statement, statements of financial position and capital expenditure information as of and for the three and six months ended June 30, 2010 and 2009, by segment, are shown in the following tables.

Three months ended June 30, 2010

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$226	$117	$(8)	$23	$1	$359
Intercompany revenues (1)	34	-	-	-	(34)	-
Total operating revenues	260	117	(8)	23	(33)	359
Operating expenses
Cost of gas	62	99	1	11	(32)	141
Operation and maintenance	86	17	9	9	(2)	119
Depreciation and amortization	34	-	1	1	3	39
Taxes other than income taxes	10	-	1	1	-	12
Total operating expenses	192	116	12	22	(31)	311
Operating income (loss)	68	1	(20)	1	(2)	48
Other income (loss)	1	-	-	(1)	-	-
EBIT	$69	$1	$(20)	$-	$(2)	$48
Capital expenditures	$92	$-	$1	$36	$6	$135

Three months ended June 30, 2009

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$240	$125	$2	$10	$-	$377
Intercompany revenues (1)	35	-	-	-	(35)	-
Total operating revenues	275	125	2	10	(35)	377
Operating expenses
Cost of gas	85	102	-	-	(35)	152
Operation and maintenance	88	16	11	7	(3)	119
Depreciation and amortization	33	1	1	1	3	39
Taxes other than income taxes	9	1	1	-	1	12
Total operating expenses	215	120	13	8	(34)	322
Operating income (loss)	60	5	(11)	2	(1)	55
Other income	3	-	-	-	-	3
EBIT	$63	$5	$(11)	$2	$(1)	$58
Capital expenditures	$89	$1	$-	$17	$3	$110

Glossary of Key Terms

Six months ended June 30, 2010

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$754	$510	$59	$37	$2	$1,362
Intercompany revenues (1)	72	-	-	-	(72)	-
Total operating revenues	826	510	59	37	(70)	1,362
Operating expenses
Cost of gas	364	396	9	13	(70)	712
Operation and maintenance	173	37	24	15	(5)	244
Depreciation and amortization	68	1	1	3	6	79
Taxes other than income taxes	19	1	2	2	2	26
Total operating expenses	624	435	36	33	(67)	1,061
Operating income (loss)	202	75	23	4	(3)	301
Other income (loss)	3	-	-	(1)	-	2
EBIT	$205	$75	$23	$3	$(3)	$303

Identifiable and total assets (2)	$5,217	$175	$987	$530	$(131)	$6,778
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$162	$1	$1	$76	$9	$249
Six months ended June 30, 2009
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$812	$468	$70	$20	$2	$1,372
Intercompany revenues (1)	70	-	-	-	(70)	-
Total operating revenues	882	468	70	20	(68)	1,372
Operating expenses
Cost of gas	440	361	9	-	(69)	741
Operation and maintenance	171	36	30	12	(5)	244
Depreciation and amortization	65	2	2	3	6	78
Taxes other than income taxes	18	1	2	1	2	24
Total operating expenses	694	400	43	16	(66)	1,087
Operating income (loss)	188	68	27	4	(2)	285
Other income	5	-	-	-	-	5
EBIT	$193	$68	$27	$4	$(2)	$290

Identifiable and total assets (2)	$4,972	$182	$686	$386	$(106)	$6,120
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$158	$1	$-	$40	$8	$207

(1)
Intercompany revenues – wholesale services records its energy marketing and risk management revenues on a net basis, which includes intercompany revenues of $91 million and $271 million for the three and six months ended June 30, 2010 and $92 million and $257 million for the three and six months ended June 30, 2009.

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

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business. As of June 30, 2010, our six utilities serve approximately 2.3 million end-use customers.

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
Glossary of Key Terms

Virginia Natural Gas and Chattanooga Gas both have decoupled rates, which separate the recovery of fixed costs for providing service from the volumes of customer throughput. In traditional rate designs, our utilities’ recovery of a significant portion of their fixed customer service and pipeline infrastructure costs is tied to assumed natural gas volumes used by our customers. We believe that separating the recoverable amount of these costs from the customer throughput volumes, or amounts of natural gas used by our customers, allows us to encourage our customers’ energy conservation and ensures a more stable recovery of our fixed costs.

Our retail energy operations segment, which consists of SouthStar, uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. Our Sequent subsidiary within our wholesale services segment generally has greater opportunity to capture operating margin due to price volatility as a result of extreme weather. Our energy investments segment’s primary activity is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome storage assets in the Gulf Coast region of the United States. While this business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts with third parties at a fixed market rate. For additional information on our operating segments see Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Changes in commodity prices subject a significant portion of our operations to earnings variability. Our nonutility businesses principally use physical and financial arrangements to reduce the risks associated with both weather-related seasonal fluctuations in market conditions and changing commodity prices. For more information on our derivative financial instruments, see Note 2.

Executive Summary

Regulatory strategy

We continue to actively pursue a regulatory strategy that improves customer service and reduces the lag between our investments in infrastructure and the recovery of those investments through various rate mechanisms.

If our rate design proposals are not approved, we will continue to work cooperatively with our regulators, legislators and others to create a framework that is conducive to our business goals and the interests of our customers and shareholders. For additional information on our regulatory strategy see Item 1, “Business” under the caption “Regulatory Planning” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

In 2009, Elizabethtown Gas received approval to increase its annual base rates by $3 million and reduce its overall composite depreciation rate from 3.20% to 2.58%, which equates to an annual reduction in depreciation expenses of approximately $5 million. However, such approval from the New Jersey BPU did not address our proposed decoupling rate design but instead established a separate procedural schedule to consider our proposal. We will continue to work with the New Jersey BPU on the proposed decoupling program and evaluate our proposal relative to feedback and comments received from the New Jersey BPU. Based on the process, we could determine the decoupling proposal no longer meets the needs of our customers and of Elizabethtown Gas, resulting in us delaying our proposal. We expect to reach resolution on our proposed decoupling and energy-efficiency programs at Elizabethtown Gas in 2010. Additionally, effective June 1, 2010, Chattanooga Gas received approval to increase its annual base rates by less than $1 million. Chattanooga Gas also received approval for a one-time $1 million recovery of prior legal expenses.

In 2010, these approved regulatory actions will increase EBIT by approximately $10 million, which is based on the approved new rates for Elizabethtown Gas for all of 2010 and Chattanooga Gas from June 2010 through December 2010. The following provide additional information on our rate cases.

Atlanta Gas Light In May 2010, Atlanta Gas Light filed its rate case request with the Georgia Commission, which would increase the average annual residential natural gas bill by about 3%. The higher revenues requested in the filing would support ongoing operations and are based on the following:

•	reset the company's return on equity ($19 million),
•	fund new customer service initiatives ($13 million),
•	retain a portion of savings from our acquisitions benefiting Atlanta Gas Light customers ($14 million), and
•	restructure depreciation expenses ($8 million).

If approved, these changes totaling $54 million would go into effect in November 2010 and would be reflected in Atlanta Gas Light's base rate charge assessed to customers by the Marketers. We anticipate a decision by the Georgia Commission in November 2010.

Chattanooga Gas In May 2010, the Tennessee Authority approved new base rates for Chattanooga Gas, which went into effect on June 1, 2010. These new rates include energy-efficiency and conservation programs, as well as a mechanism to recover lost revenue resulting from these programs, updated depreciation rates that resulted in decreased depreciation expense of $2 million annually, and the recovery of approximately $1 million in prior legal expenses that was recognized in the second quarter of 2010. The approved rate adjustment includes a reduction in the authorized return on equity from 10.2% to 10.05%. This decoupled rate design is the first such program for a utility in Tennessee.
Glossary of Key Terms

Capital projects

We continue to focus aggressively on capital discipline and cost control, while moving ahead with projects and initiatives that we expect will have current and future benefits and provide an appropriate return on invested capital. The following provide updates on some of our larger capital projects.

Atlanta Gas Light The Georgia Commission has approved Atlanta Gas Light’s Strategic Infrastructure Development and Enhancement (STRIDE) program. As approved, STRIDE is comprised of the on going pipeline replacement program and the new Integrated System Reinforcement Program. The Georgia Commission approved the Integrated System Reinforcement Program’s initial three years’ expenditures estimated at approximately $176 million. The purpose of this program is to upgrade Atlanta Gas Light’s distribution system and liquefied natural gas facilities in Georgia, improve its system reliability and operational flexibility, and create a platform to meet long-term forecasted growth. Under STRIDE, Atlanta Gas Light would be required to file an updated ten-year forecast of infrastructure requirements along with a new three-year construction plan every three years for review and approval by the Georgia Commission. STRIDE is a new umbrella program that incorporates our existing pipeline replacement program, which was initiated in 1998 and is scheduled to be completed in December 2013.

In January 2010, the Georgia Commission approved the Integrated Customer Growth Program under STRIDE which authorized Atlanta Gas Light to invest up to an additional $45 million of expenditures to extend Atlanta Gas Light’s pipeline facilities to serve customers without pipeline access and create new economic development opportunities in Georgia. The Integrated Customer Growth Program was approved as a three-year pilot program under STRIDE, and the recovery of the approved surcharge, which was extended until 2025.

The following table provides more information on our expenditures under these programs during the six months ended June 30, 2010.

In millions
Pipeline replacement program	$32
Integrated System Reinforcement Program	4
Integrated Customer Growth Program	1
Total	$37

Elizabethtown Gas The New Jersey BPU has approved an accelerated enhanced infrastructure program for Elizabethtown Gas which began in 2009 and is scheduled to be completed in 2011. This program was created in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. A regulatory cost recovery mechanism has been established with estimated rates put into effect at the beginning of each year. At the end of the program the regulatory cost recovery mechanism will be trued-up and any remaining costs not previously collected will be included in base rates. Elizabethtown Gas spent approximately $26 million in the six months ended June 30, 2010. For more information on our regulatory infrastructure programs, see Note 1 in our consolidated financial statements and related notes as filed in Item 8 of our Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Golden Triangle Storage Our Golden Triangle Storage project will consist of a new salt-dome storage facility in the Gulf Coast region of the U.S. with 12 Bcf of working natural gas capacity and total cavern capacity of 18 Bcf. The facility potentially can be expanded to a total of five caverns with 38 Bcf of working natural gas storage capacity in the future. It is also expected that Golden Triangle Storage will build an approximately nine-mile dual 24” natural gas pipeline to connect the storage facility with three interstate and three intrastate pipelines. We expect the first cavern with 6 Bcf of working capacity to be in service in the third quarter of 2010 and the second cavern with 6 Bcf of working capacity to be in service in mid 2012. There have been no material changes to our cost estimate. We have spent approximately $71 million in capital expenditures for this project in the six months ended June 30, 2010.

Jefferson Island In June 2010, Jefferson Island filed a permit application with the Louisiana Department of Natural Resources to expand its natural gas storage facility through the addition of two caverns. We anticipate receiving approval by March 31, 2011. The new caverns are expected to take three to five years to construct and will expand the working gas capacity at Jefferson Island from 7.5 Bcf to approximately 19.5 Bcf.

Customer growth

We continue to see challenging economic conditions in all of the areas we serve, evidenced by high rates of unemployment and a depressed housing market with high inventories and significantly reduced new home construction. As a result, we have experienced slight customer losses in our distribution operations and retail energy operations segments, a trend we expect to continue through the remainder of 2010.

For the six months ended June 30, 2010, our distribution operations customer loss rate was less than (0.1)%, compared to (0.3)% for the same period last year. Our customer counts continue to be impacted by both slow growth in the residential housing markets and a slow down in new commercial developments. This trend has been offset slightly by customer attrition mitigation strategies at all of our utilities.

Additionally, we expect these economic conditions will continue to impact our customers’ household incomes during the upcoming winter heating season, driving the increased potential for lower operating revenues due to customer conservation and higher bad debt expense from customers’ inability to pay their natural gas bills. As a result, we continue to work with regulators and state agencies in each of our jurisdictions to educate customers throughout the year about energy costs in advance of the winter heating season, and to ensure that those customers who qualify receive support through various energy assistance programs.
Glossary of Key Terms

We continue to mitigate these current economic conditions through our use of a variety of targeted marketing programs to attract new customers and to retain existing ones. These efforts include working to add residential customers, multifamily complexes and commercial customers who use natural gas for purposes other than space heating, as well as evaluating and launching new natural gas related programs, products and services to enhance customer growth, mitigate customer attrition and increase operating revenues. These programs generally emphasize natural gas as the fuel of choice for customers and seek to expand the use of natural gas through a variety of promotional activities.

In addition, we partner with numerous third-party entities such as builders, realtors, plumbers, mechanical contractors, architects and engineers to market the benefits of natural gas appliances and to identify potential retention options early in the process for those customers who might consider converting to alternative fuels. We use analytical predictive models to identify and target these customers who might consider switching from natural gas to other sources of energy in order to retain them as a customer.

We have seen a 2% decline in average customer count in Georgia at SouthStar for the six months ended June 30, 2010. This reflects some improvement from last year when SouthStar experienced a 4% decline in average customer count. These declines reflect some of the same economic conditions that have affected our utility businesses, as well as a more competitive retail market for natural gas in Georgia.

The Georgia retail natural gas market is currently comprised of nine Marketers, of which SouthStar has the leading market share. SouthStar’s market share in Georgia during the six months ended June 30, 2010 was 33%, which was consistent with its market share in 2009. This stability in SouthStar’s market share reflects an improvement over last year when it experienced a decline from a 35% market share in 2008. Over the last couple of years, increased competition, volatility in natural gas prices and the heavy promotion of fixed price plans by SouthStar’s competitors has resulted in increased pressure on retail natural gas prices charged to its customers. Accordingly, SouthStar’s residential and commercial customers have been migrating to fixed price plans, which have impacted SouthStar’s customer growth. In addition, SouthStar’s operating margin under these fixed price-plans is lower than variable price plans. SouthStar uses hedges for customers who are on fixed price plans to manage its exposure to commodity price risk. While we have continued to experience customers migrating to fixed price plans, we have seen some stabilization in 2010 of the number of customers on fixed price plans as compared to last year. We expect these trends to continue for the remainder of 2010.

In Ohio, during the second quarter of 2010, SouthStar experienced a decline in customer equivalents as some of the agreements allowing it to supply natural gas to customers in Ohio expired. SouthStar expanded into the Ohio market in 2006, principally through being awarded supply agreements, but has continued its expansion in Ohio through attracting customers using retail choice programs. As the Ohio deregulated market has continued to evolve, we have experienced increased competition with respect to being awarded new supply agreements and being able to attract new retail choice customers. We still believe that Ohio is a growth market for us, but due to the increased competition we will continue to monitor and evaluate other states where natural gas choice programs may offer potential future markets and sources for growth.

Capital market plan

Our capital market plan over the next 6 months includes maintaining our total debt to total capitalization targets between 50% and 60%, the renewal of our $1 billion Credit Facility, the renewal of the letter of credit agreements which provide credit support for our variable-rate gas facility revenue bonds and refinancing of $300 million in 7.125% senior notes set to mature in January 2011.

Over the past two years a number of financial institutions have experienced significant financial distress, resulting in the write-down of assets and the need to raise additional capital. As a result, the cost of credit has increased overall for many companies as financial institutions have required higher returns to be compensated for their own rising costs of capital and additional market risk in an uncertain economy. Due to these significant changes, we expect the terms of any renewed facilities or financing arrangements to be different than those under our existing Credit Facility, which was put into place in 2006 when the overall cost of credit was much lower on a relative basis. Specifically, we expect most lenders to offer credit commitments of a shorter duration than the 5-year term under our existing Credit Facility.

We have not yet determined the ultimate size of our anticipated new Credit Facility relative to our current $1 billion level; however, we expect to refinance at least $1 billion. For additional information on our Credit Facility and our capital market plan see “Liquidity and Capital Resources” under the caption “Cash Flow from Financing Activities” and “Short-term Debt”.
Glossary of Key Terms

Energy marketing activities

Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues are net of the estimated impact of regulatory profit sharing and reflect the amounts that are realizable in future periods based on its inventory withdrawal schedule and forward natural gas prices at June 30, 2010. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of a substantially fixed margin, timing notwithstanding.

	Withdrawal schedule (in Bcf)		Expected
	Salt dome (WACOG $4.22)	Reservoir (WACOG $4.01)	operating revenues (in millions)
2010
Third quarter	-	10	$5
Fourth quarter	2	8	7
2011
First quarter	1	11	13
Total	3	29	$25

If Sequent’s storage withdrawals associated with existing inventory positions are executed as planned, it expects operating revenues from storage withdrawals of approximately $25 million during the next twelve months. This will change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate. For more information on Sequent’s energy marketing and risk management activities, see Item 3, Quantitative and Qualitative Disclosures About Market Risk - Natural Gas Price Risk.

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

Glossary of Key Terms

The following table sets forth a reconciliation of our operating margin to operating income and EBIT to our earnings before income taxes and net income, together with other consolidated financial information for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,			Six months ended June 30,
In millions	2010	2009	Change	2010	2009	Change
Operating revenues	$359	$377	$(18)	$1,362	$1,372	$(10)
Cost of gas	141	152	(11)	712	741	(29)
Operating margin (1)	218	225	(7)	650	631	19
Operating expenses	170	170	-	349	346	3
Operating income	48	55	(7)	301	285	16
Other income	-	3	(3)	2	5	(3)
EBIT (1)	48	58	(10)	303	290	13
Interest expense, net	26	24	2	54	49	5
Earnings before income taxes	22	34	(12)	249	241	8
Income tax expense	8	13	(5)	90	85	5
Net income	14	21	(7)	159	156	3
Net income attributable to the noncontrolling interest	-	1	(1)	11	17	(6)
Net income attributable to AGL Resources Inc.	$14	$20	$(6)	$148	$139	$9
 (1) These are non-GAAP measurements.

For the second quarter of 2010, net income attributable to AGL Resources Inc. decreased by $6 million or 30% compared to the same period last year. The decrease was primarily the result of lower operating margins at wholesale services and retail energy operations and increased expenses at energy investments. This decrease was partially offset by higher operating margins at distribution operations primarily due to increased revenue from the Hampton Roads Crossing and Magnolia pipeline projects, increased regulatory infrastructure program revenue at Atlanta Gas Light.

For the six months ended June 30, 2010, net income attributable to AGL Resources Inc. increased by $9 million or 6% compared to the same period last year. The increase was primarily the result of higher operating margins at distribution operations and retail energy operations and reduced net income attributable to the noncontrolling interest largely a result of our increased ownership interest in SouthStar.

Interest expense increased by $2 million or 8% for the second quarter of 2010 and $5 million or 10% for the six months ended June 30, 2010 compared to the same periods last year due to slightly higher average debt outstanding, largely resulting from the issuance of $300 million in senior notes in August 2009. More information about our average debt and rates are indicated in the following table.

	Three months ended June 30,			Six months ended June 30,
In millions	2010	2009	Change	2010	2009	Change
Average debt outstanding (1)	$2,099	$1,996	$103	$2,182	$2,155	$27
Average rate	5.0%	4.8%	0.2%	4.9%	4.5%	0.4%
(1) Daily average of all outstanding debt.

Our income tax expense decreased by $5 million or 38% for the second quarter of 2010 compared to the second quarter of 2009. This was primarily due to lower consolidated earnings. Our income tax expense increased by $5 million or 6% for the six months ended June 30, 2010 compared to the same period last year. This was primarily due to higher year to date consolidated earnings. Our income tax expense is determined from earnings before income taxes less net income attributable to the noncontrolling interest.

Glossary of Key Terms

Selected weather, customer and volume metrics, which we consider to be some of the key performance indicators for our operating segments, for the three and six months ended June 30, 2010 and 2009, are presented in the following tables. We measure the effects of weather on our business through heating degree days. Generally, increased heating degree days result in greater demand for gas on our distribution systems. However, extended and unusually mild weather during the heating season can have a significant negative impact on demand for natural gas. Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Volume metrics for distribution operations and retail energy operations present the effects of weather and our customers’ demand for natural gas. Wholesale services’ daily physical sales represent the daily average natural gas volumes sold to its customers.

Weather
Heating degree days (1)
	Three months ended June 30,			2010 vs. normal colder	2010 vs. 2009 colder	Six months ended June 30,			2010 vs. normal colder	2010 vs. 2009 colder
	Normal	2010	2009	(warmer)	(warmer)	Normal	2010	2009	(warmer)	(warmer)
Georgia	140	70	181	(50)%	(61)%	1,646	2,022	1,615	23%	25%
New Jersey	481	325	473	(32)%	(31)%	3,013	2,722	3,100	(10)%	(12)%
Virginia	270	192	256	(29)%	(25)%	2,103	2,221	2,244	6%	(1)%
Florida	15	1	21	(93)%	(95)%	397	743	390	87%	91%
Tennessee	168	94	200	(44)%	(53)%	1,874	2,210	1,864	18%	19%
Maryland	491	375	473	(24)%	(21)%	3,009	2,852	3,085	(5)%	(8)%
Ohio	431	294	433	(32)%	(32)%	3,033	3,125	2,985	3%	5%
(1)				Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents ten-year averages from 2001 through June 30, 2010.

Customers	Three months ended June 30,			Six months ended June 30,
	2010	2009	% change	2010	2009	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,560	1,565	(0.3)%	1,564	1,571	(0.4)%
Elizabethtown Gas	274	274	-	275	274	0.4%
Virginia Natural Gas	275	272	1.1%	276	274	0.7%
Florida City Gas	104	103	1.0%	104	103	1.0%
Chattanooga Gas	62	62	-	62	62	-
Elkton Gas	6	6	-	6	6	-
Total	2,281	2,282	-	2,287	2,290	(0.1)%
Operation and maintenance expense per customer	$38	$39	(3)%	$76	$75	1%
EBIT per customer	$30	$28	7%	$90	$84	7%

Retail Energy Operations
Average customers (in thousands)
Georgia	503	510	(1)%	505	514	(2)%
Ohio and Florida (1)	71	110	(36)%	88	104	(15)%
Total	574	620	(7)%	593	618	(4)%
Market share in Georgia	33%	33%	-	33%	33%	-

(1)	A portion of the Ohio customers represents customer equivalents, which are computed by the actual delivered volumes divided by the expected average customer usage.

Volumes	Three months ended June 30,			Six months ended June 30,
In billion cubic feet (Bcf)	2010	2009	% change	2010	2009	% change
Distribution Operations
Firm	26	29	(10)%	148	128	16%
Interruptible	22	23	(4)%	49	49	-
Total	48	52	(8)%	197	177	11%

Retail Energy Operations
Georgia firm	4	5	(20)%	28	23	22%
Ohio and Florida	1	2	(50)%	7	7	-

Wholesale Services
Daily physical sales (Bcf/day)	3.9	2.6	50%	4.4	2.8	57%
Glossary of Key Terms

Second quarter 2010 compared to second quarter 2009

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended June 30, 2010 and 2009.

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2010
Distribution operations	$198	$130	$69
Retail energy operations	18	17	1
Wholesale services	(9)	11	(20)
Energy investments	12	11	-
Corporate (2)	(1)	1	(2)
Consolidated	$218	$170	$48

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2009
Distribution operations	$190	$130	$63
Retail energy operations	23	18	5
Wholesale services	2	13	(11)
Energy investments	10	8	2
Corporate (2)	-	1	(1)
Consolidated	$225	$170	$58
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

Distribution operations’ EBIT increased by $6 million or 10% compared to last year as shown in the following table.

In millions
EBIT for second quarter of 2009		$63

Operating margin
Increased revenues from the Hampton Roads pipeline project	$5
Increased regulatory infrastructure program revenue at Atlanta Gas Light	2
Increased revenues from Magnolia pipeline project	1
Increase in operating margin		8

Operating expenses
Increased payroll and incentive compensation expenses	$(2)
Increased depreciation expenses	(1)
Unrecoverable ERC liability recorded in 2009	3
Decreased legal fees	1
Other	(1)
Net change in operating expenses		-
Other expense		(2)
EBIT for second quarter of 2010		$69

Retail energy operations’ EBIT decreased by $4 million or 80% compared to last year as shown in the following table.

In millions
EBIT for second quarter of 2009		$5

Operating margin
Decreased average customer usage due to warmer weather and lower average usage	$(3)
Change in retail pricing plan mix and decrease in average number of customers	(3)
Increased operating margins in Ohio	1
Decrease in operating margin		(5)

Operating expenses
Decreased depreciation and other expenses	$1
Decrease in operating expenses		1
EBIT for second quarter of 2010		$1

Wholesale services’ EBIT decreased by $9 million or 82% compared to last year as shown in the following table.

In millions
EBIT for second quarter of 2009		$(11)

Operating margin
Change in commercial activity	$10
Change in transportation hedge impact	(17)
Change in storage hedge impact	(4)
Net change in operating margin		(11)

Operating expenses
Decreased incentive compensation costs	$1
Decreased depreciation expense	1
Decrease in operating expenses		2
EBIT for second quarter of 2010		$(20)

The following table indicates the components of wholesale services’ operating margin for the three months ended June 30, 2010 and 2009.

In millions	2010	2009
Commercial activity recognized	$(1)	$(11)
(Loss) gain on transportation hedges	(6)	11
(Loss) gain on storage hedges	(2)	2
Operating margin	$(9)	$2

Energy investments’ EBIT decreased by $2 million compared to last year as shown in the following table.

In millions
EBIT for second quarter of 2009		$2

Operating margin
Increased operating revenues at AGL Networks	$1
Other	1
Increase in operating margin		2

Operating expenses
Increased incentive and other costs at AGL Networks	$(3)
Increase in operating expenses		(3)
Other expenses		(1)
EBIT for second quarter of 2010		$-
Glossary of Key Terms

Year-to-date 2010 compared to year-to-date 2009

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the six months ended June 30, 2010 and 2009.

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2010
Distribution operations	$462	$260	$205
Retail energy operations	114	39	75
Wholesale services	50	27	23
Energy investments	24	20	3
Corporate (2)	-	3	(3)
Consolidated	$650	$349	$303

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2009
Distribution operations	$442	$254	$193
Retail energy operations	107	39	68
Wholesale services	61	34	27
Energy investments	20	16	4
Corporate (2)	1	3	(2)
Consolidated	$631	$346	$290
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

Distribution operations’ EBIT increased by $12 million or 6% compared to last year as shown in the following table.

In millions
EBIT for six months of 2009		$193

Operating margin
Increased revenues from the Hampton Roads pipeline project	$10
Increased revenues from Magnolia pipeline project	3
Increased regulatory infrastructure program revenue at Atlanta Gas Light	3
Increased revenues from higher usage at Florida City Gas due to colder weather	2
Other	2
Increase in operating margin		20

Operating expenses
Increased payroll and incentive compensation expenses	$(6)
Increased depreciation expenses	(3)
Unrecoverable ERC liability recorded in 2009	3
Decreased legal fees	1
Other	(1)
Increase in operating expenses		(6)
Other expenses		(2)
EBIT for six months of 2010		$205

Retail energy operations’ EBIT increased by $7 million or 10% compared to last year as shown in the following table.

In millions
EBIT for six months of 2009		$68

Operating margin
Increased average customer usage due to colder weather net of losses on weather derivatives further offset by changes in consumption mix between residential and commercial customers	$4
Change in LOCOM adjustment	6
Increased operating margins in Ohio and Florida	3
Change in retail pricing plan mix and decrease in average number of customers	(4)
Decreased contribution from the management and optimization of storage and transportation assets driven in part by increasing NYMEX prices offset by higher retail price spreads	(1)
Other	(1)
Increase in operating margin		7

Operating expenses
Increased marketing and direct selling expenses	$(1)
Higher bad debt due to increased revenues	(1)
Decreased customer care, depreciation, outside services and other expenses	2
Net change in operating expenses		-
EBIT for six months of 2010		$75

Wholesale services’ EBIT decreased by $4 million or 15% compared to last year as shown in the following table.

In millions
EBIT for six months of 2009		$27

Operating margin
Change in commercial activity	$21
Decreased gains on transportation hedges	(29)
Decreased gains on storage hedges	(4)
Change in LOCOM adjustment, net of estimated current period recoveries	1
Net decrease in operating margin		(11)

Operating expenses
Decreased incentive compensation costs	$6
Other	1
Decrease in operating expenses		7
EBIT for six months of 2010		$23

The following table indicates the components of wholesale services’ operating margin for the six months ended June 30, 2010 and 2009.

In millions	2010	2009
Commercial activity recognized	$35	$14
Gain on storage hedges	14	18
Gain on transportation hedges	3	32
Inventory LOCOM, net of estimated current period recoveries	(2)	(3)
Operating margin	$50	$61
Glossary of Key Terms

Energy investments’ EBIT decreased by $1 million compared to last year as shown in the following table.

In millions
EBIT for six months of 2009		$4

Operating margin
Increased operating revenues at AGL Networks	$3
Other	1
Increase in operating margin		4

Operating expenses
Increased incentive and other costs at AGL Networks	$(3)
Increase in payroll and benefit costs and property taxes at Golden Triangle Storage	(1)
Increase in operating expenses		(4)
Other expenses		(1)
EBIT for six months of 2010		$3

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

	Six months ended June 30,
In millions	2010	2009
Net cash provided by (used in):
Operating activities	$713	$731
Investing activities	(249)	(207)
Financing activities	(474)	(528)
Net decrease in cash and cash equivalents	$(10)	$(4)

Cash Flow from Operating Activities In the first six months of 2010, our net cash flow provided from operating activities was $713 million, a decrease of $18 million or 2% from the same period in 2009. This decrease was primarily a result of lower natural gas prices at the beginning of the 2009/2010 heating season compared to the same period last year. These lower prices resulted in approximately $108 million of lower working capital recoveries in 2010 from our inventories, accounts receivable and accounts payable. Additionally, we refunded to our utility customers an additional $53 million for billed commodity costs compared to 2009 as a result of declining natural gas prices.

These increased uses of operating cash flow were mostly offset by decreased working capital used by Sequent of $119 million for its energy marketing activities, resulting from the timing of payments for gas purchases relative to collections of accounts receivable and an increase in Sequent’s daily physical sales.

Cash Flow from Investing Activities Our investing activities consisted of PP&E expenditures of $249 million for the six months ended June 30, 2010 and $207 million for the same period in 2009. The increase of $42 million or 20% in PP&E expenditures was primarily due to a $33 million increase in expenditures for the construction of the Golden Triangle Storage natural gas storage facility, $25 million in expenditures for Elizabethtown Gas’ utility infrastructure enhancements program and $31 million in expenditures for STRIDE and other capital projects in distribution operations. This was offset by reduced expenditures of $52 million for the Hampton Roads project, which was completed last year.

Cash Flow from Financing Activities Our cash used in financing activities was $474 million for the six months ended June 30, 2010 compared to cash used of $528 million for the same period in 2009. The decreased use of cash of $54 million was primarily due to decreased short-term debt payments of $240 million in 2010 compared to the same period in 2009. This was partially offset by our payment of $121 million for a portion of our gas facility revenue bonds, our purchase of an additional 15% ownership interest in SouthStar for $58 million and an increased distribution to the noncontrolling interest of $7 million.
Glossary of Key Terms

Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable-rate debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of June 30, 2010, our variable-rate debt was 19% of our total debt, compared to 28% as of June 30, 2009. The decrease in our variable-rate debt at June 30, 2010 compared to last year was primarily due to the $300 million in senior notes that we issued in August 2009.

We strive to maintain or improve our credit ratings on our debt to manage our existing financing costs and enhance our ability to raise additional capital on favorable terms. Factors we consider important in assessing our credit ratings include our statements of financial position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of June 30, 2010, and reflects no change from December 31, 2009.

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

Our Credit Facility has financial covenants that require us to maintain a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. Our ratio of total debt to total capitalization calculation contained in our debt covenant includes standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. Our debt-to-total-equity calculation, as defined by our Credit Facility was 54% at June 30, 2010, 57% at December 31, 2009 and 53% at June 30, 2009. These amounts are within our required and targeted ranges. The components of our capital structure, as calculated from our condensed consolidated statements of financial position, as of the dates indicated, are provided in the following table and are consistent with the calculations above.

	Jun. 30, 2010	Dec. 31, 2009	Jun. 30, 2009
Short-term debt	17%	14%	11%
Long-term debt	38	45	43
Total debt	55	59	54
Equity	45	41	46
Total capitalization	100%	100%	100%

We currently comply with all existing debt provisions and covenants. We believe that accomplishing our capitalization objectives and maintaining sufficient cash flow are necessary to maintain our investment-grade credit ratings and to allow us access to capital at reasonable costs.

Short-term debt Our short-term debt is composed of borrowings and payments under our Credit Facility and commercial paper program and the current portion of our capital leases. Our short-term debt financing generally increases between June and December because our payments for natural gas and pipeline capacity are generally made to suppliers prior to the collection of accounts receivable from our customers. We typically reduce short-term debt balances in the spring because a significant portion of our current assets are converted into cash at the end of the heating season.

Excluding the current portion of our long-term debt of $300 million, our short-term borrowings, as of June 30, 2010, decreased $24 million or 6% compared to the same period last year. This was primarily a result of paying down short-term debt with a portion of the proceeds received from the issuance of $300 million of senior notes in August 2009, and reduced working capital requirements as a result of lower natural gas prices. This was offset by our use of commercial paper to tender $121 million of gas facility revenue bonds and our purchase of an additional ownership interest in SouthStar for $58 million and increased property, plant and equipment expenditures of $42 million.
Glossary of Key Terms

Our commercial paper borrowings are supported by our $1 billion Credit Facility which expires in August 2011. We have the option to request an increase in the aggregate principal amount available for borrowing under the $1 billion Credit Facility to $1.25 billion on not more than three occasions during each calendar year.

We expect to complete a new Credit Facility by December 2010, if not sooner. Because of the current conditions in the credit markets, we are anticipating that the costs of a renewed Credit Facility will be higher and that the term could be shorter than the 5-year term of the current facility. These market conditions could also result in the need for us to increase the number of financial institution participants to provide a similar amount of financial commitments as our existing Credit Facility. We have not yet determined the ultimate size of our anticipated new Credit Facility relative to our current $1 billion level; however, we expect to refinance at least $1 billion.

Long-term debt Our long-term debt matures more than one year from the date of our statements of financial position and consists of medium-term notes, senior notes, gas facility revenue bonds, and capital leases. However, we have $300 million of senior notes set to mature in January 2011, which are now reported as current portion of long-term debt on our consolidated statements of financial position. As a result of an anticipated refinancing of these senior notes, we entered into $200 million of forward interest rate swaps, at a treasury rate of 3.94%. For more information on our senior notes, see Note 5.

In June 2010, the letters of credit that provide credit enhancements to $121 million of gas facility revenue bonds expired; therefore, we tendered three of our gas facility revenue bonds with principal amounts of $55 million, $46 million and $20 million with commercial paper borrowings. In August 2010, we intend to tender an additional gas facility revenue bond with a principal amount of $39 million. These bonds will be re-issued as variable rate gas facility revenue bonds before the end of 2010 utilizing credit enhancements which are expected to be more cost effective than the letters of credit used previously.

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

Pension Contributions Through July 2010, we have contributed $26 million to our qualified pension plans. We are planning to make additional contributions to our pension plans in 2010 up to $5 million, for a total of up to $31 million to meet our 80% funding target. Based on the current funding status of the plans, we were required to make a minimum contribution to the plans of approximately $21 million in 2010. In the six months ended June 30, 2009, we contributed $17 million to our pension plans.

The following table illustrates our expected future contractual obligation payments such as debt and lease agreements, and commitments and contingencies as of June 30, 2010.

Glossary of Key Terms

			2011 &	2013 &	2015 &
In millions	Total	2010	2012	2014	thereafter
Recorded contractual obligations:

Long-term debt	$1,553	$-	$17	$225	$1,311
Short-term debt	694	300	394	-	-
Regulatory infrastructure program costs (1)	242	36	154	52	-
Environmental remediation liabilities (1)	139	16	58	36	29
Total	$2,628	$352	$623	$313	$1,340

Unrecorded contractual obligations and commitments (2):

Pipeline charges, storage capacity and gas supply (3)	$2,013	$280	$774	$399	$560
Interest charges (4)	964	56	176	156	576
Operating leases	110	16	45	16	33
Asset management agreements (5)	25	11	14	-	-
Standby letters of credit, performance / surety bonds	16	7	8	1	-
Total	$3,128	$370	$1,017	$572	$1,169
(1)	Includes charges recoverable through rate rider mechanisms.
(2)	In accordance with GAAP, these items are not reflected in our condensed consolidated statements of financial position.
(3)
Charges recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers, and includes demand charges associated with Sequent. Also includes SouthStar’s gas natural gas purchase commitments of 15 Bcf at floating gas prices calculated using forward natural gas prices as of June 30, 2010, and are valued at $70 million.

(4)
Floating rate debt is based on the interest rate as of June 30, 2010, and the maturity of the underlying debt instrument. As of June 30, 2010, we have $40 million of accrued interest on our condensed consolidated statements of financial position that will be paid over the next 12 months.

(5)	Represent fixed-fee minimum payments for Sequent’s asset management agreements.

Glossary of Key Terms

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, and our actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our condensed consolidated financial statements include the following:

•	Regulatory Infrastructure Program Liabilities
•	Environmental Remediation Liabilities
•	Derivatives and Hedging Activities
•	Contingencies
•	Pension and Other Postretirement Plans
•	Income Taxes

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

The following tables illustrate the change in the net fair value of the derivative financial instruments during the three and six months ended June 30, 2010 and 2009, and provide details of the net fair value of derivative financial instruments outstanding as of June 30, 2010.

	Three months ended June 30,
In millions	2010	2009
Net fair value of derivative financial instruments outstanding at beginning of period	$(7)	$(22)
Derivative financial instruments realized or otherwise settled during period	4	17
Change in net fair value of derivative financial instruments	1	-
Net fair value of derivative financial instruments outstanding at end of period	(2)	(5)
Netting of cash collateral	5	15
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$3	$10

	Six months ended June 30,
In millions	2010	2009
Net fair value of derivative financial instruments outstanding at beginning of period	$3	$(17)
Derivative financial instruments realized or otherwise settled during period	(3)	18
Change in net fair value of derivative financial instruments	(2)	(6)
Net fair value of derivative financial instruments outstanding at end of period	(2)	(5)
Netting of cash collateral	5	15
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$3	$10
Glossary of Key Terms

The sources of SouthStar’s net fair value of its natural gas-related derivative financial instruments at June 30, 2010, are as follows:

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through 2010 (3)	$(2)	$-
(1)	Valued using NYMEX futures prices.
(2)
Values primarily related to basis transactions that represent the commodity from NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers and were immaterial as of June 30, 2010.

(3)	Excludes cash collateral amounts.

SouthStar routinely utilizes various types of financial and other instruments to mitigate certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and swap agreements. The following tables include the fair values and average values of SouthStar’s derivative instruments as of the dates indicated. SouthStar bases the average values on monthly averages for the six months ended June 30, 2010 and 2009.

	Derivative financial instruments average fair values (1) at June 30,
In millions	2010	2009
Asset	$3	$11
Liability	14	28
(1) Excludes cash collateral amounts.

	Derivative financial instruments fair values netted with cash collateral at
In millions	June 30, 2010	Dec. 31, 2009	June 30, 2009
Asset	$3	$21	$10
Liability	-	-	-

Value at Risk A 95% confidence interval is used to evaluate VaR exposure. A 95% confidence interval means that over the holding period, an actual loss in portfolio value is not expected to exceed the calculated VaR more than 5% of the time. We calculate VaR based on the variance-covariance technique. This technique requires several assumptions for the basis of the calculation, such as price distribution, price volatility, confidence interval and holding period. Our VaR may not be comparable to a similarly titled measure of another company because, although VaR is a common metric in the energy industry, there is no established industry standard for calculating VaR or for the assumptions underlying such calculations. SouthStar’s portfolio of positions for the six months ended June 30, 2010 and 2009 had quarterly average 1-day holding period VaRs of less than $100,000 and its high, low and period end 1-day holding period VaR were immaterial.

Wholesale Services Sequent routinely utilizes various types of derivative financial instruments to mitigate certain natural gas price risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts and financial swap agreements.

The following tables include the fair values and average values of Sequent’s derivative financial instruments as of the dates indicated. Sequent bases the average values on monthly averages for the six months ended June 30, 2010 and 2009.

	Derivative financial instruments average values (1) at June 30,
In millions	2010	2009
Asset	$194	$176
Liability	39	84
(1)	Excludes cash collateral amounts.

	Derivative financial instruments fair values netted with cash collateral at
In millions	June 30, 2010	Dec. 31, 2009	June 30, 2009
Asset	$174	$208	$183
Liability	37	51	18

Sequent experienced a decrease in the net fair value of its outstanding contracts of $31 million during the six months ended June 30, 2010 and $26 million during the six months ended June 30, 2009, due to changes in the fair value of derivative financial instruments utilized in its energy marketing and risk management activities and contract settlements.

The following tables illustrate the change in the net fair value of Sequent’s derivative financial instruments during the three and six months ended June 30, 2010 and 2009, and provide details of the net fair value of contracts outstanding as of June 30, 2010.

	Three months ended June 30,
In millions	2010	2009
Net fair value of derivative financial instruments outstanding at beginning of period	$84	$7
Derivative financial instruments realized or otherwise settled during period	6	33
Change in net fair value of derivative financial instruments	(3)	16
Net fair value of derivative financial instruments outstanding at end of period	87	56
Netting of cash collateral	50	109
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$137	$165

Glossary of Key Terms

	Six months ended June 30,
In millions	2010	2009
Net fair value of derivative financial instruments outstanding at beginning of period	$118	$82
Derivative financial instruments realized or otherwise settled during period	(57)	(78)
Change in net fair value of derivative financial instruments	26	52
Net fair value of derivative financial instruments outstanding at end of period	87	56
Netting of cash collateral	50	109
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$137	$165

The sources of Sequent’s net fair value of its natural gas-related derivative financial instruments at June 30, 2010, are as follows:

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through
2010	$(1)	$36
2011 – 2012	(22)	67
2013 – 2015	(1)	8
Total derivative financial instruments (3)	$(24)	$111
(1)	Valued using NYMEX futures prices and other quoted sources.
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

Sequent’s management actively monitors open natural gas positions and the resulting VaR. Sequent continues to maintain a relatively matched book, where its total buy volume is close to sell volume with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s portfolio of positions for the three and six months ended June 30, 2010 and 2009 had the following VaRs.

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Period end	$1.9	$2.6	$1.9	$2.6
Average	1.3	2.2	1.4	2.1
High	2.4	3.1	3.0	3.3
Low	0.8	1.7	0.7	1.3

Energy Investments We use derivative financial instruments to reduce our exposure to the risk of changes with the price of natural gas that will be purchased in future periods for pad gas and additional volumes of gas used to de-water the cavern (de-water gas) during the construction of storage caverns. Pad gas includes volumes of non-working natural gas used to maintain the operational integrity of the caverns. De-water gas is used to remove water from the cavern in anticipation of commercial service and will be sold after completion of de-watering. We also use derivative financial instruments for asset optimization purposes. As of June 30, 2010, these derivative financial instruments had hedged approximately 4 Bcf of natural gas. The associated fair value of these derivative financial instruments was $7 million, including the netting of cash collateral.

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $432 million of variable-rate debt, which includes $393 million of our variable-rate short-term debt and $39 million of variable-rate gas facility revenue bonds outstanding at June 30, 2010, a 100 basis point change in average market interest rates from 0.37% to 1.37% would have resulted in an increase in pretax interest expense of $4 million on an annualized basis.

In May 2010, as a result of an anticipated refinancing of $300 million of senior notes, we entered into $200 million of forward interest rate swaps, at a treasury rate of 3.94%. We anticipate issuing the $300 million of senior notes by December 2010, if not sooner. For additional information, see Note 2.

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

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of June 30, 2010, Sequent’s top 20 counterparties represented approximately 56% of the total counterparty exposure of $435 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures.

As of June 30, 2010, Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of A-, which is consistent with the credit rating at December 31, 2009 and slightly below the credit rating of A at June 30, 2009. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. There were no credit defaults with Sequent’s counterparties. The following table shows Sequent’s third-party natural gas contracts receivable and payable positions as of June 30, 2010 and 2009 and December 31, 2009.

	Gross receivables			Gross payables
	June 30,	Dec. 31,	June 30,	June 30,	Dec. 31,	June 30,
In millions	2010	2009	2009	2010	2009	2009
Netting agreements in place:
Counterparty is investment grade	$399	$483	$207	$301	$277	$170
Counterparty is non-investment grade	11	12	12	29	34	39
Counterparty has no external rating	108	106	50	264	207	104
No netting agreements in place:
Counterparty is investment grade	2	14	5	3	6	4
Counterparty is non-investment grade	-	-	2	2	-	-
Amount recorded on statements of financial position	$520	$615	$276	$599	$524	$317

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $34 million at June 30, 2010, which would not have a material impact to our condensed consolidated results of operations, cash flows or financial condition.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009.
Glossary of Key Terms

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2010, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about purchases of our common stock by us and any affiliated purchasers during the three months ended June 30, 2010. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We currently anticipate holding the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (2)
April 2010	4,293	$39.25	-	4,950,951
May 2010	13,400	35.61	13,400	4,937,551
June 2010	59,500	36.21	59,500	4,878,051
Total second quarter	77,193	$36.27	72,900
(1)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We purchased no shares for such purposes in the second quarter of 2010. As of June 30, 2010, we had purchased a total of 332,153 of the 600,000 shares authorized for purchase, leaving 267,847 shares available for purchase under this program.

(2)
On February 3, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to a total of 8 million shares of our common stock, excluding the shares remaining available for purchase in connection with the Officer Plan as described in note (1) above, over a five-year period.

Glossary of Key Terms

 Item 6. Exhibits

3.2	Bylaws, as amended on April 27, 2010.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a).

31.2	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32.1	Certification of John W. Somerhalder II pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew W. Evans pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

(1) Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Condensed Consolidated Statements of Financial Position at June 30, 2010, December 31, 2009 and June 30, 2009; (iii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2010 and 2009; (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009; (vi) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (vii) Notes to Condensed Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

Glossary of Key Terms

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)

Date: July 29, 2010                             /s/ Andrew W. Evans
                                                                                  Executive Vice President, Chief Financial Officer and Treasurer

Glossary of Key Terms