Form 10-Q
period 2010-09-30
AGL RESOURCES INC
filed 2010-11-02
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 26, 2010
Common Stock, $5.00 Par Value	78,041,667

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2010

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

ERC	Environmental remediation costs associated with our distribution operations segment which are generally recoverable through surcharges to customers
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission, the state regulatory agency for Atlanta Gas Light
GNG	Georgia Natural Gas, the name under which SouthStar does business in Georgia
Golden Triangle Storage	Golden Triangle Storage, Inc.
Hampton Roads	Virginia Natural Gas’ pipeline project which connects its northern and southern systems
Heating Degree Days	A measure of the effects of weather on our businesses, calculated when the average daily actual temperatures are less than a baseline temperature of 65 degrees Fahrenheit
Heating Season	The period from November through March when natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems when weather is colder
Jefferson Island	Jefferson Island Storage & Hub, LLC
LOCOM	Lower of weighted average cost or current market price
Magnolia	Magnolia Enterprise Holdings, Inc.
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
Moody’s	Moody’s Investors Service
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
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
Regulatory Infrastructure Program
Programs that update or expand our distribution systems and liquefied natural gas facilities to improve system reliability and meet operational flexibility and growth. These programs include the pipeline replacement program and the Strategic Infrastructure Development and Enhancement (STRIDE) program at Atlanta Gas Light and Elizabethtown Gas’ utility infrastructure enhancements program.

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

Glossary of Key Terms

PART 1 – Financial Information
Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

		As of
In millions	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Current assets
Cash and cash equivalents	$14	$26	$21
Inventories, net (Note 1)	668	672	651
Receivables
Energy marketing receivables (Note 1)	453	615	216
Gas, unbilled and other receivables	126	362	145
Less: allowance for uncollectible accounts	19	14	16
Total receivables	560	963	345
Derivative financial instruments – current portion (Note 1 and Note 2)	212	188	146
Recoverable regulatory infrastructure program costs – current portion (Note 1)	43	43	40
Recoverable environmental remediation costs – current portion (Note 1 and Note 6)	7	11	13
Other current assets	124	97	102
Total current assets	1,628	2,000	1,318
Long-term assets and other deferred debits
Property, plant and equipment	6,139	5,939	5,791
Less: accumulated depreciation	1,846	1,793	1,761
Property, plant and equipment-net	4,293	4,146	4,030
Goodwill	418	418	418
Recoverable regulatory infrastructure program costs (Note 1)	244	223	169
Recoverable environmental remediation costs (Note 1)	154	161	142
Derivative financial instruments (Note 1 and Note 2)	57	52	31
Other	84	74	75
Total long-term assets and other deferred debits	5,250	5,074	4,865
Total assets	$6,878	$7,074	$6,183
Current liabilities
Short-term debt (Note 5 and Note 8)	$675	$602	$310
Energy marketing trade payable (Note 1)	516	524	245
Current portion of long-term debt (Note 5)	300	-	-
Accounts payable – trade	132	196	129
Accrued expenses	101	132	102
Derivative financial instruments – current portion (Note 1 and Note 2)	80	52	27
Accrued regulatory infrastructure program costs – current portion (Note 1)	65	55	55
Accrued environmental remediation liabilities – current portion (Note 1 and Note 6)	21	25	21
Other current liabilities	174	186	155
Total current liabilities	2,064	1,772	1,044
Long-term liabilities and other deferred credits
Long-term debt (Note 5 and Note 8)	1,514	1,974	1,975
Accumulated deferred income taxes	727	695	644
Accumulated removal costs (Note 1)	187	183	194
Accrued regulatory infrastructure program costs (Note 1)	159	155	100
Accrued pension obligations (Note 3)	147	159	187
Accrued environmental remediation liabilities (Note 1 and Note 6)	116	119	109
Accrued postretirement benefit costs (Note 3)	32	38	41
Derivative financial instruments (Note 1 and Note 2)	10	10	4
Other long-term liabilities and other deferred credits	108	150	138
Total long-term liabilities and other deferred credits	3,000	3,483	3,392
Total liabilities and other deferred credits	5,064	5,255	4,436
Commitments and contingencies (Note 6)
Equity
AGL Resources Inc. common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,798	1,780	1,719
Noncontrolling interest (Note 4)	16	39	28
Total equity	1,814	1,819	1,747
Total liabilities and equity	$6,878	$7,074	$6,183
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2010	2009	2010	2009
Operating revenues	$346	$307	$1,708	$1,679
Operating expenses
Cost of gas	120	99	832	840
Operation and maintenance	114	115	358	359
Depreciation and amortization	40	40	119	118
Taxes other than income taxes	10	10	36	34
Total operating expenses	284	264	1,345	1,351
Operating income	62	43	363	328
Other (expense) income	(1)	2	1	7
Interest expense, net	(27)	(26)	(81)	(75)
Earnings before income taxes	34	19	283	260
Income tax expense	13	7	103	92
Net income	21	12	180	168
Less net (loss) income attributable to the noncontrolling interest (Note 4)	(1)	-	10	17
Net income attributable to AGL Resources Inc.	$22	$12	$170	$151
Per common share data (Note 1)
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.29	$0.16	$2.20	$1.97
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.29	$0.16	$2.19	$1.97
Cash dividends declared per common share	$0.44	$0.43	$1.32	$1.29
Weighted-average number of common shares outstanding (Note 1)
Basic	77.5	76.9	77.3	76.7
Diluted	77.9	77.2	77.7	76.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2008	76.9	$390	$676	$763	$(134)	$(43)	$32	$1,684
Net income	-	-	-	151	-	-	17	168
Other comprehensive loss	-	-	-	-	-	-	(1)	(1)
Dividends on common stock ($1.29 per share)	-	-	-	(99)	-	3	-	(96)
Distributions to noncontrolling interest (Note 4)	-	-	-	-	-	-	(20)	(20)
Issuance of treasury shares	0.5	-	(6)	(4)	-	15	-	5
Stock-based compensation expense (net of tax) (Note 1)	-	-	7	-	-	-	-	7
Balance as of Sept. 30, 2009	77.4	$390	$677	$811	$(134)	$(25)	$28	$1,747

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2009	77.5	$390	$679	$848	$(116)	$(21)	$39	$1,819
Net income	-	-	-	170	-	-	10	180
Other comprehensive loss	-	-	-	-	(16)	-	-	(16)
Dividends on common stock ($1.32 per share)	-	-	-	(102)	-	3	-	(99)
Purchase of additional 15% ownership interest in SouthStar (Note 4)	-	-	(51)	-	(1)	-	(6)	(58)
Distributions to noncontrolling interest (Note 4)	-	-	-	-	-	-	(27)	(27)
Purchase of treasury shares	(0.1)	-	-	-	-	(5)	-	(5)
Issuance of treasury shares	0.6	-	(8)	(3)	-	22	-	11
Stock-based compensation expense (net of tax) (Note 1)	-	-	8	-	-	1	-	9
Balance as of Sept. 30, 2010	78.0	$390	$628	$913	$(133)	$-	$16	$1,814

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2010	2009	2010	2009
Comprehensive income attributable to AGL Resources Inc. (net of tax)
Net income attributable to AGL Resources Inc.	$22	$12	$170	$151
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(6)	(1)	(23)	(12)
Reclassification of derivative financial instruments realized losses included in net income	1	4	7	12
Other comprehensive (loss) income	(5)	3	(16)	-
Comprehensive income (Note 1)	$17	$15	$154	$151

Comprehensive income attributable to noncontrolling interest (net of tax)
Net (loss) income attributable to noncontrolling interest (Note 4)	$(1)	$-	$10	$17
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	-	-	(1)	(6)
Reclassification of derivative financial instruments realized losses included in net income	-	1	1	5
Other comprehensive income (loss)	-	1	-	(1)
Comprehensive (loss) income (Note 1)	$(1)	$1	$10	$16

Total comprehensive income, including portion attributable to noncontrolling interest (net of tax)
Net income	$21	$12	$180	$168
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(6)	(1)	(24)	(18)
Reclassification of derivative financial instruments realized losses included in net income	1	5	8	17
Other comprehensive (loss) income	(5)	4	(16)	(1)
Comprehensive income (Note 1)	$16	$16	$164	$167

See Notes to Condensed Consolidated Financial Statements (Unaudited).
Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
In millions	2010	2009
Cash flows from operating activities
Net income	$180	$168
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	119	118
Deferred income taxes	50	62
Change in derivative financial instrument assets and liabilities	(1)	43
Changes in certain assets and liabilities
Gas, unbilled and other receivables	241	327
Energy marketing receivables and energy marketing trade payables, net (Note 1)	154	39
Inventories	4	12
Accrued expenses	(31)	(11)
Deferred natural gas costs (Note 1)	(32)	19
Gas and trade payables	(64)	(66)
Other – net	(70)	(25)
Net cash flow provided by operating activities	550	686
Cash flows from investing activities
Payments to acquire property, plant and equipment	(370)	(314)
Proceeds from disposition of assets	73	-
Net cash flow used in investing activities	(297)	(314)
Cash flows from financing activities
Payments of gas facility revenue bonds (Note 5)	(160)	-
Dividends paid on common shares	(99)	(96)
Purchase of additional 15% ownership interest in SouthStar (Note 4)	(58)	-
Distribution to noncontrolling interest (Note 4)	(27)	(20)
Purchase of treasury shares	(5)	-
Net payments and borrowings of short-term debt (Note 5)	73	(556)
Issuance of treasury shares and other	11	5
Issuance of senior notes	-	300
Net cash flow used in financing activities	(265)	(367)
Net (decrease) increase in cash and cash equivalents	(12)	5
Cash and cash equivalents at beginning of period	26	16
Cash and cash equivalents at end of period	$14	$21
Cash paid during the period for
Interest	$87	$74
Income taxes	$54	$50

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

The December 31, 2009 Condensed Statement of Financial Position data was derived from our audited financial statements, but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited Condensed Consolidated Financial Statements under the rules of the SEC. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. However, the Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these Condensed Consolidated Financial Statements in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 4, 2010.

Due to the seasonal nature of our business, our results of operations for the three and nine months ended September 30, 2010 and 2009, and our financial condition as of December 31, 2009, and September 30, 2010 and 2009, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Each of our estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing financial accounting literature or in the development of estimates that impact our financial statements. The most significant estimates include our regulatory infrastructure program accruals, ERC liability accruals, allowance for uncollectible accounts, contingencies, pension and postretirement obligations, derivative and hedging activities and provision for income taxes. Our actual results could differ from those estimates, and such differences could be material.

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

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of September 30, 2010, December 31, 2009 and September 30, 2009, the collateral that wholesale services would have been required to post would not have had a material impact to our consolidated results of operations, cash flows or financial condition. However, if such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be impaired.

Glossary of Key Terms

Regulatory Assets and Liabilities

We have recorded regulatory assets and liabilities in our Condensed Consolidated Statements of Financial Position in accordance with authoritative guidance related to regulated operations. Our regulatory assets and liabilities, and associated liabilities for our recoverable regulatory infrastructure program costs, recoverable ERC and the derivative financial instrument assets and liabilities for the Elizabethtown Gas hedging program, are summarized in the following table:

	Sept. 30,	Dec. 31,	Sept. 30,
In millions	2010	2009	2009
Regulatory assets
Recoverable regulatory infrastructure program costs	$287	$266	$209
Recoverable ERC	161	172	155
Recoverable natural gas costs	11	-	-
Recoverable seasonal rates	10	11	10
Recoverable postretirement benefit costs	9	10	10
Other	42	27	27
Total regulatory assets	520	486	411
Associated assets
Derivative financial instruments	30	11	13
Total regulatory and associated assets	$550	$497	$424
Regulatory liabilities
Accumulated removal costs	$187	$183	$194
Derivative financial instruments	30	11	13
Regulatory tax liability	16	17	17
Unamortized investment tax credit	12	13	13
Deferred natural gas costs	9	30	26
Other	23	17	18
Total regulatory liabilities	277	271	281
Associated liabilities
Regulatory infrastructure program costs	224	210	155
ERC	125	133	118
Total associated liabilities	349	343	273
Total regulatory and associated liabilities	$626	$614	$554

As of September 30, 2010, there have been no new types of regulatory assets or liabilities from those discussed in Note 1 to our Consolidated Financial Statements and related notes in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009. For more information on our derivative financial instruments see Note 2.

Inventories

For our distribution operations segment, we record natural gas stored underground at the WACOG. For Sequent, SouthStar and Jefferson Island, we account for natural gas inventory at the lower of WACOG or market price.

SouthStar and Sequent evaluate the weighted-average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other-than-temporary. For any declines considered to be other-than-temporary, we record adjustments to reduce the weighted-average cost of the natural gas inventory to market price. SouthStar recorded LOCOM adjustments of $6 million in the nine months ended September 30, 2009; however, no LOCOM adjustments were recorded in the nine months ended September 30, 2010. Sequent recorded LOCOM adjustments of $8 million for the nine months ended September 30, 2010 and September 30, 2009.

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

	Three months ended September 30,
In millions	2010	2009
Denominator for basic earnings per share (1)	77.5	76.9
Assumed exercise of restricted stock, restricted stock units and stock options	0.4	0.3
Denominator for diluted earnings per share	77.9	77.2
(1) Daily weighted-average shares outstanding.

	Nine months ended September 30,
In millions	2010	2009
Denominator for basic earnings per share (1)	77.3	76.7
Assumed exercise of restricted stock, restricted stock units and stock options	0.4	0.2
Denominator for diluted earnings per share	77.7	76.9
(1) Daily weighted-average shares outstanding.

Glossary of Key Terms

The following table contains the weighted-average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price:

	September 30,
In millions	2010	2009
Three months ended	0.8	1.6
Nine months ended	0.8	2.2

The decrease of 0.8 million in anti-dilutive shares for the three months and 1.4 million shares for the nine months ended September 30, 2010, was primarily a result of a higher average market value of our common shares compared to the same periods during 2009.

Stock-Based Compensation

In the first nine months of 2010, we issued grants of approximately 154,000 restricted stock units and 151,000 performance share units, which will result in the recognition of approximately $3 million in annual stock-based compensation expense in 2010. No material share awards have been granted to employees whose compensation is subject to capitalization. On an annual basis, we evaluate the assumptions and estimates used to calculate our stock-based compensation expense.

There have been no significant changes to our stock-based compensation, as described in Note 4 to our Consolidated Financial Statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Comprehensive Income

Our comprehensive income or loss includes net income and net income attributable to AGL Resources Inc. plus OCI, which includes other gains and losses affecting equity that GAAP excludes from net income and net income attributable to AGL Resources Inc. Such items consist primarily of unrealized gains and losses on certain derivatives designated as cash flow hedges and unfunded or overfunded pension and postretirement obligation adjustments. For more information on our derivative financial instruments see Note 2. For more information on our pension and postretirement obligations see Note 3.

Fair Value Measurements

The carrying values of cash and cash equivalents, receivables, derivative financial assets and liabilities, accounts payable, other current assets and liabilities and accrued interest approximate fair value. As defined in authoritative guidance related to fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observance of those inputs. See Note 2 and Note 5 for additional fair value disclosures.

In January 2010, we adopted amended fair value measurement guidance, which primarily clarifies the disclosure requirements for fair value measurements and requires that we disclose any transfers between Levels 1, 2 or 3. This guidance had no financial impact to our Condensed Consolidated Statements of Income, Cash Flows or Financial Position and became effective for interim and annual reporting periods beginning after December 15, 2009. The reporting of Level 3 purchases, sales, issuances and settlements on a gross basis becomes effective for interim and annual reporting periods beginning after December 15, 2010.

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

Our derivative financial instruments do not contain any material credit-risk-related or other contingent features that could increase the payments for collateral that we post in the normal course of business when our financial instruments are in net liability positions. Additional information on our energy marketing receivables and payables, which do have credit-risk-related or other contingent features, is discussed in Note 1.

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

Recognition and Measurement
Accounting Treatment	Statement of Financial Position	Income Statement
Cash flow hedge	Recorded at fair value	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	Effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss)	Effective portion of the gain or loss on the derivative instrument is reclassified out of accumulated other comprehensive income (loss) into earnings when the forecasted transaction affects earnings

Not designated as hedges	Recorded at fair value	The gain or loss on the derivative instrument is recognized in earnings
	Elizabethtown Gas’ derivative financial instruments are recorded as a regulatory asset or liability until included in natural gas costs	The gain or loss on these derivative instruments is reflected in natural gas costs and is ultimately included in billings to customers
	Change in fair value of the derivative instrument is recorded as an adjustment to book value	Change in fair value of the derivative instrument is recognized in earnings

Interest Rate Swaps

We have $300 million of senior notes set to mature in January 2011. In May 2010, as a result of an anticipated refinancing of these senior notes, we entered into $200 million of forward interest rate swaps, with a treasury rate of 3.94%. We designated the forward interest rate swap as a cash flow hedge against the first 20 future semi-annual interest payments of debt securities we may issue in the future to refinance the senior notes maturing in January 2011. The fair value of our interest rate swaps was reflected as a short-term liability of $23 million at September 30, 2010. For more information on our senior notes see Note 5.

Glossary of Key Terms

Derivative Financial Instruments – Fair Value Hierarchy

As required by the authoritative guidance, derivative financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values below incorporates various factors required under the guidance. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of our nonperformance risk on our liabilities. The following table sets forth, by level within the fair value hierarchy, our derivative financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010, December 31, 2009 and September 30, 2009:

	Recurring fair values Derivative financial instruments
	September 30, 2010		December 31, 2009		September 30, 2009
In millions	Assets (1)	Liabilities	Assets (1)	Liabilities	Assets (1)	Liabilities
Quoted prices in active markets (Level 1)	$43	$(91)	$36	$(37)	$41	$(78)
Significant other observable inputs (Level 2)	193	(59)	172	(52)	115	(17)
Netting of cash collateral	31	60	30	27	18	64
Total carrying value (2) (3)	$267	$(90)	$238	$(62)	$174	$(31)
(1)
$2 million premium at September 30, 2010, $2 million premium at December 31, 2009 and $3 million premium at September 30, 2009 associated with weather derivatives has been excluded as they are based on intrinsic value, not fair value.

(2)	There were no material unobservable inputs (Level 3) for any of the periods presented.
(3)	There were no material transfers between Level 1, Level 2, or Level 3 for any of the periods presented.

Quantitative Disclosures Related to Derivative Financial Instruments

As of September 30, 2010, December 31, 2009 and September 30, 2009, our derivative financial instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. We had net long natural gas contracts outstanding in the following quantities:

Natural gas contracts
	As of
In Bcf	September 30, 2010 (1)	December 31, 2009	September 30, 2009
Hedge designation:
Cash flow	(1)	5	4
Not designated	208	108	63
Total	207	113	67
Hedge position:
Short	(1,664)	(1,518)	(1,064)
Long	1,871	1,631	1,131
Net long position	207	113	67
(1)	Approximately 95% of these contracts have durations of two years or less and the remaining 5% expire in 3 to 6 years.

Glossary of Key Terms

Derivative Financial Instruments on the Condensed Consolidated Statements of Income

The following table presents the impacts of our derivative financial instruments in our Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2010	2009	2010	2009

Designated as cash flow hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – loss reclassified from OCI into cost of gas for settlement of hedged item	$(3)	$(8)	$(13)	$(25)

Not designated as hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – fair value adjustments recorded in operating revenues (1)	40	8	63	50
Natural gas contracts – net fair value adjustments recorded in cost of gas (2)	(1)	-	(3)	-
Total gains on derivative instruments	$36	$-	$47	$25
(1)	Associated with the fair value of existing derivative instruments at September 30, 2010 and 2009.
(2)	Excludes losses recorded in cost of gas associated with weather derivatives of $21 million for the nine months ended September 30, 2010 and $4 million for the nine months ended September 30, 2009.

The following amounts (pre-tax) represent the expected recognition over the next twelve months in our Consolidated Statements of Income of the deferred losses recorded in OCI associated with the fair values of these derivative instruments:

In millions	As of September 30, 2010
Designated as hedges under authoritative guidance related to derivatives and hedging
Natural gas contracts – expected net loss reclassified from OCI into cost of gas for settlement of hedged item over next twelve months	$(5)
Interest rate swaps – expected net loss to be reclassified from OCI into interest expense as the net loss is amortized over next twelve months (1)	(2)
(1) Remaining $21 million to be amortized over remaining 9 years.

Glossary of Key Terms

Derivative Financial Instruments on the Condensed Consolidated Statements of Financial Position

In accordance with regulatory requirements, $10 million and $25 million of realized losses on derivative financial instruments used at Elizabethtown Gas in our distribution operations segment were reflected in deferred natural gas costs within our Condensed Consolidated Statements of Financial Position during the three and nine months ended September 30, 2010, respectively, and $10 million and $30 million during the three and nine months ended September 30, 2009, respectively. The following table presents the fair value and statements of financial position classification of our derivative financial instruments:

		As of
In millions	Statement of financial position location (1) (2)	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Designated as cash flow hedges under authoritative guidance related to derivatives and hedging

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	$13	$6	$14
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	4	-	1
Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(15)	(5)	(8)
Interest rate swap agreement	Derivative financial instruments liabilities – current portion	(23)	-	-
Total		(21)	1	7

Not designated as cash flow hedges under authoritative guidance related to derivatives and hedging

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	727	590	368
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	139	118	60

Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(642)	(510)	(339)
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	(117)	(78)	(35)
Total		107	120	54
Total derivative financial instruments		$86	$121	$61
(1)
These amounts are netted within our Consolidated Statements of Financial Position. Some of our derivative financial instruments have asset positions which are presented as a liability in our Consolidated Statements of Financial Position, and we have derivative instruments that have liability positions which are presented as an asset in our consolidated statements of financial position.

(2)
As required by the authoritative guidance related to derivatives and hedging, the fair value amounts above are presented on a gross basis. As a result, the amounts above do not include cash collateral held on deposit in broker margin accounts of $91 million as of September 30, 2010, $82 million as of September 30, 2009 and $57 million as of December 31, 2009. Accordingly, the amounts above will differ from the amounts presented on our consolidated statements of financial position, and the fair value information presented for our derivative financial instruments in the recurring values table of this note.

Glossary of Key Terms

Note 3 - Employee Benefit Plans

Pension Benefits

We sponsor two tax-qualified defined benefit retirement plans for our eligible employees, the AGL Resources Inc. Retirement Plan and the Employees’ Retirement Plan of NUI Corporation. A defined benefit plan specifies the amount of benefits an eligible participant eventually will receive using information about the participant. Following are the combined cost components of our two defined pension plans for the periods indicated:

	Three months ended September 30,
In millions	2010	2009
Service cost	$3	$2
Interest cost	7	7
Expected return on plan assets	(7)	(6)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	3	2
Net pension benefit cost	$5	$4

	Nine months ended September 30,
In millions	2010	2009
Service cost	$8	$6
Interest cost	21	20
Expected return on plan assets	(22)	(21)
Amortization of prior service cost	(2)	(2)
Recognized actuarial loss	8	7
Net pension benefit cost	$13	$10

Postretirement Benefits

We sponsor a defined benefit postretirement health care plan for our eligible employees, the Health and Welfare Plan for Retirees and Inactive Employees of AGL Resources Inc. (AGL Postretirement Plan). Eligibility for these benefits is based on age and years of service. The AGL Postretirement Plan includes medical coverage for all eligible AGL Resources employees who were employed as of June 30, 2002, if they reach retirement age while working for the Company. Additionally, the AGL Postretirement Plan provides life insurance for all employees if they have a minimum of ten years service at retirement. The state regulatory commissions have approved phase-ins that defer a portion of other postretirement benefits expense for future recovery.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that was at least actuarially equivalent to Medicare Part D. This cash subsidy, known as the Retiree Drug Subsidy, was tax-free and companies were allowed to deduct the benefits paid to retirees. In March 2010, the Patient Protection and Affordable Care Act became law. With this healthcare reform, the cash Retiree Drug Subsidy is no longer tax-free. Accounting guidance requires that companies record the tax impacts of this healthcare reform on the date of enactment. However, we did not receive the Retiree Drug Subsidy and therefore this did not impact our Consolidated Financial Statements.

Following are the cost components of the AGL Postretirement Plan for the periods indicated:

	Three months ended September 30,
In millions	2010	2009
Service cost	$-	$-
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of prior service cost	(1)	(1)
Recognized actuarial loss	1	1
Net postretirement benefit cost	$-	$-

	Nine months ended September 30,
In millions	2010	2009
Service cost	$1	$-
Interest cost	4	4
Expected return on plan assets	(4)	(3)
Amortization of prior service cost	(3)	(3)
Recognized actuarial loss	2	2
Net postretirement benefit cost	$-	$-

Contributions

Our employees do not contribute to these pension and postretirement plans. We fund the qualified pension plans by contributing at least the minimum amount required by applicable regulations and as recommended by our actuary. However, we may also contribute in excess of the minimum required amount. As required by The Pension Protection Act (the Act) of 2006, we calculate the minimum amount of funding using the traditional unit credit cost method.

The Act contained new funding requirements for single employer defined benefit pension plans and established a 100% funding target (over a 7-year amortization period) for plan years beginning after December 31, 2007. If certain conditions are met, the Worker, Retiree and Employer Recovery Act of 2008 allows us to measure our required contributions based on an increased funding target of 96% for 2010, increasing to 100% in 2011.

In the first nine months of 2010 we contributed $26 million to our qualified pension plans and an additional $5 million in October 2010 for a total of $31 million during 2010. Based on the funding status of the plans, we were required to make a minimum contribution to the plans of approximately $21 million in 2010. We do not expect to make any additional contributions to our pension plans during the remainder of 2010. During the first nine months of 2009, we contributed $21 million to our qualified pension plans.

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP, we made matching contributions to participant accounts of $5 million in the first nine months of 2010 and $5 million the same period last year.

Glossary of Key Terms

Note 4 – Non-Wholly-Owned Entity

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

Management evaluates all of its joint venture interests to determine if the entity is a variable interest entity (VIE), as defined by the authoritative accounting guidance. We have determined that SouthStar is a VIE for which we are the primary beneficiary, which requires us to consolidate the assets, liabilities and statements of income of the VIE. We recognize on our Consolidated Statements of Financial Position Piedmont’s share of this joint venture. In addition, Piedmont’s share of current operations is reflected in net income attributable to the noncontrolling interest on the Condensed Consolidated Statements of Income. We have concluded that SouthStar is a VIE as our equal voting rights with Piedmont are not proportional to our economic obligation to absorb 85% of any losses or residual returns from SouthStar.

On January 1, 2010 we adopted authoritative accounting guidance that required us to reassess our determination that we are the primary beneficiary of the VIE based on whether we have the power to direct matters that most significantly impact the activities of the VIE, and have the obligation to absorb losses or the right to receive benefits of the VIE. The adoption of this guidance had no effect on our Condensed Consolidated Statements of Income, Cash Flows or Financial Position because we concluded that SouthStar’s accounts should continue to be consolidated with the accounts of AGL Resources Inc. and its majority-owned and controlled subsidiaries.

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

As of September 30, 2010, SouthStar’s current assets, which approximate fair value, exceeded its current liabilities, long-term assets and other deferred debits, long-term liabilities and other deferred credits by approximately $94 million. Further, SouthStar’s other contractual commitments and obligations, including operating leases and agreements with third party providers, do not contain terms that would trigger material financial obligations in the event such contracts were terminated. As a result, our maximum exposure to a loss at SouthStar is considered to be immaterial. SouthStar’s creditors have no recourse to our general credit beyond our corporate guarantees we have provided to SouthStar’s counterparties and natural gas suppliers. We have provided no financial or other support that was not previously contractually required.

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

Cash flows used in our investing activities includes capital expenditures of $2 million for SouthStar during the nine months ended September 30, 2010 and $1 million for the same period of 2009. Cash flows used in our financing activities includes SouthStar’s distributions to the noncontrolling interest, which reflects the cash distribution to Piedmont for its applicable portion of SouthStar’s annual earnings from the prior year. Generally this distribution occurs in the first or second quarter. In the nine months ended September 30, 2010 SouthStar distributed $27 million to Piedmont and $20 million during the same period last year. The increase of $7 million in cash distributions that SouthStar made to Piedmont was the result of higher earnings in 2009 compared to 2008.

The following tables provide additional information on SouthStar’s assets and liabilities as of September 30, 2010, December 31, 2009 and September 30, 2009, which are consolidated within our Condensed Consolidated Statements of Financial Position.

	As of September 30, 2010
In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$1,628	$167	10%
Long-term assets and other deferred debits	5,250	10	-
Total assets	$6,878	$177	3%
Current liabilities	$2,064	$63	3%
Long-term liabilities and other deferred credits	3,000	-	-
Equity	1,814	114	6
Total liabilities and equity	$6,878	$177	3%

	As of December 31, 2009
In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$2,000	$238	12%
Long-term assets and other deferred debits	5,074	9	-
Total assets	$7,074	$247	3%
Current liabilities	$1,772	$96	5%
Long-term liabilities and other deferred credits	3,483	-	-
Equity	1,819	151	8
Total liabilities and equity	$7,074	$247	3%

	As of September 30, 2009
In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$1,318	$148	11%
Long-term assets and other deferred debits	4,865	10	-
Total assets	$6,183	$158	3%
Current liabilities	$1,044	$50	5%
Long-term liabilities and other deferred credits	3,392	-	-
Equity	1,747	108	6
Total liabilities and equity	$6,183	$158	3%
(1)
These amounts reflect information for SouthStar and do not include intercompany eliminations and the balances of a wholly-owned subsidiary with the 85% ownership interest in SouthStar. Accordingly, the amounts will not agree to the identifiable and total assets for our retail energy operations segment reported in Note 7.

(2)	SouthStar’s percentage of the amount on our Condensed Consolidated Statements of Financial Position.
Glossary of Key Terms

Note 5 - Debt

The following table provides maturity dates, weighted-average interest rates and amounts outstanding for our various debt securities. For additional information on our debt see Note 6 in our Consolidated Financial Statements and related notes in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

		September 30, 2010				September 30, 2009
In millions	Year(s) due	Weighted- average interest rate (1)		Outstanding	Outstanding at December 31, 2009	Weighted- average interest rate (2)	Outstanding
Short-term debt
Commercial paper	2010	0.4%		$674	$601	0.8%	$309
Senior notes (3)	2011	7.1		300	-	-	-
Capital leases	2010-2011	4.9		1	1	4.9	1
Total short-term debt		3.5	% (4)	$975	$602	0.9%	$310
Long-term debt - net of current portion
Senior notes	2013-2034	5.5%		$1,275	$1,575	5.9%	$1,575
Medium-term notes	2012-2027	7.8		196	196	7.8	196
Gas facility revenue bonds	2022-2033	5.3		40	200	1.2	200
Capital leases	2013	4.9		3	3	4.9	4
Total long-term debt (3)		5.4	% (5)	$1,514	$1,974	5.5%	$1,975

Total debt		4.9%		$2,489	$2,576	4.6%	$2,285
(1)	For the nine months ended September 30, 2010.
(2)	For the nine months ended September 30, 2009.
(3)
Including the $300 million of senior notes due in 2011, our estimated fair value was $2,204 million as of September 30, 2010, $2,060 million as of December 31, 2009 and $2,116 million as of September 30, 2009. We estimate the fair value using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. In determining the market interest yield curve, we considered our currently assigned ratings for unsecured debt.

(4)	Excluding the $300 million of senior notes due in 2011, the weighted-average interest rate for the nine months ended September 30, 2010 was 0.4%.
(5)	Including the $300 million of senior notes due in 2011, the weighted-average interest rate for the nine months ended September 30, 2010 was 5.6%.

Credit Facility

In September 2010, we closed on our new Credit Facility. The new facility matures in September 2013, and replaced our previous $1 billion facility that was due to expire during 2011. The Credit Facility will allow the company to borrow up to $1 billion on a revolving basis, and includes an option to increase the Credit Facility to $1.25 billion, subject to the agreement by lenders who wish to participate in such an increase. The Credit Facility may be used to provide for working capital, finance certain permitted acquisitions, issue up to $250 million in letters of credit and for general corporate purposes including to provide commercial paper backstop, fund capital expenditures, make repurchases of capital stock and repay existing indebtedness. As of September 30, 2010, we had no outstanding borrowings under the Credit Facility.

Gas Facility Revenue Bonds

On October 14, 2010, we completed the remarketing of approximately $160 million aggregate principal amount of four series of variable rate gas facilities and industrial development refunding revenue bonds. These gas revenue bonds were previously issued by state agencies or counties to investors. Proceeds from the issuances were then loaned to us. Letters of credit and third party financial guaranty insurance provided credit support to the bonds.

The prior letters of credit supporting the gas revenue bonds expired in June and September 2010. Pursuant to the terms of the indentures governing the bonds, we repurchased them before the expiration of the prior letters of credit using the proceeds of commercial paper issuances.

As part of the remarketing, we entered into agreements with remarketing agents to resell the bonds to investors. We established new letters of credit (separate from the letter of credit provisions of our Credit Facility) to provide credit enhancement to the bonds.

Senior Notes

We have $300 million of senior notes, set to mature in January 2011, which are reported as a current portion of long-term debt on our Condensed Consolidated Statements of Financial Position. As a result of an anticipated refinancing of these senior notes, we entered into $200 million of forward interest rate swaps, at a treasury rate of 3.94%. For more information on our interest rate swaps see Note 2.

Glossary of Key Terms

Default Events

The Credit Facility contains customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to furnish financial statements within the timeframe established by the facility, the failure to comply with certain affirmative and negative covenants under the Credit Facility, incorrect or misleading representations or warranties, insolvency or bankruptcy, fundamental change of control and the occurrence of certain ERISA events. The Credit Facility also includes one financial covenant that does not permit the ratio of consolidated total debt to total capitalization to exceed 70% at the end of any fiscal month. This ratio, as defined within the Credit Facility, includes standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. Adjusting for these items, our ratio of consolidated total debt to total capitalization at September 30, 2010 was 56%. At September 30, 2010 our ratio of consolidated total debt to total capitalization, as calculated from our Condensed Consolidated Statements of Financial Position, was 58%.

Upon an uncured event of default under the Credit Facility, all amounts owed on the Credit Facility, if any, depending on the nature of such event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments.

Our remaining debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions. Our most important default events include:

•	a maximum leverage ratio
•	insolvency events and nonpayment of scheduled principal or interest payments
•	acceleration of other financial obligations
•	change of control provisions

We have no trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any transaction that requires us to issue equity based on credit ratings or other trigger events. We are currently in compliance with all existing debt provisions as well as all financial, and non-financial, debt covenants.

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

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our contingent financial commitments as of September 30, 2010:

	Commitments due before December 31,
In millions	Total	2010	2011 & thereafter
Standby letters of credit and performance and surety bonds	$15	$1	$14

Litigation

We are involved in litigation arising in the normal course of business. The ultimate resolution of such litigation is not expected to have a material adverse effect on our Condensed Consolidated Statement of Financial Position, Income or Cash Flows.

In February 2008, a class action lawsuit was filed in the Superior Court of Fulton County in the State of Georgia against GNG alleging that it charged its customers on variable rate plan prices for natural gas that were in excess of the published price, failed to give proper notice regarding the availability of potentially lower price plans and that it changed its methodology for computing variable rates. This lawsuit was dismissed in September 2008. The plaintiffs appealed the dismissal of the lawsuit and, in May 2009, the Georgia Court of Appeals reversed the lower court’s order. In June 2009, GNG filed a petition for reconsideration with the Georgia Supreme Court. In October 2009, the Georgia Supreme Court agreed to review the Court of Appeals’ decision and held oral arguments in January 2010. In March 2010 the Georgia Supreme Court upheld the Court of Appeals’ decision. The case has been remanded back to the Superior Court of Fulton County for further proceedings. GNG asserts that no violation of law or Georgia Commission rules has occurred. This case has not had, and is not expected to have, a material impact on our results of operation or financial condition.

Environmental Remediation Costs

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. For more information on our environmental remediation costs see Note 7 in our consolidated financial statements and related notes in Item 8 of our Form 10-K for the year ended December 31, 2009.

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

We evaluate segment performance based primarily on the non-GAAP measure of EBIT, which includes the effects of corporate expense allocations. EBIT includes operating income and other income and expenses. Items we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated level. We believe EBIT is a useful measurement of our performance because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. Following are the reconciliations of EBIT to operating income, earnings before income taxes and net income for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,
In millions	2010	2009
Operating income	$62	$43
Other (expense) income	(1)	2
EBIT	61	45
Interest expense, net	27	26
Earnings before income taxes	34	19
Income taxes	13	7
Net income	$21	$12

	Nine months ended September 30,
In millions	2010	2009
Operating income	$363	$328
Other income	1	7
EBIT	364	335
Interest expense, net	81	75
Earnings before income taxes	283	260
Income taxes	103	92
Net income	$180	$168

Information by segment on our statement of financial position at December 31, 2009, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$5,230	$404
Retail energy operations	261	-
Wholesale services	1,168	-
Energy investments	454	14
Corporate and intercompany eliminations (2)	(39)	-
Consolidated AGL Resources Inc.	$7,074	$418
(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our corporate segment’s assets consist primarily of cash and cash equivalents and property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Key Terms

Summarized income statement, statements of financial position and capital expenditure information as of and for the three and nine months ended September 30, 2010 and 2009, by segment, are shown in the following tables.

Three months ended September 30, 2010

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$204	$101	$32	$8	$1	$346
Intercompany revenues (1)	34	-	-	-	(34)	-
Total operating revenues	238	101	32	8	(33)	346
Operating expenses
Cost of gas	55	91	6	2	(34)	120
Operation and maintenance	85	18	12	3	(4)	114
Depreciation and amortization	35	1	-	2	2	40
Taxes other than income taxes	8	-	-	-	2	10
Total operating expenses	183	110	18	7	(34)	284
Operating income (loss)	55	(9)	14	1	1	62
Other income (expense)	-	-	1	-	(2)	(1)
EBIT	$55	$(9)	$15	$1	$(1)	$61
Capital expenditures	$90	$1	$-	$26	$4	$121

Three months ended September 30, 2009

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$184	$100	$10	$11	$2	$307
Intercompany revenues (1)	35	-	-	-	(35)	-
Total operating revenues	219	100	10	11	(33)	307
Operating expenses
Cost of gas	46	86	-	-	(33)	99
Operation and maintenance	84	15	12	5	(1)	115
Depreciation and amortization	34	1	-	3	2	40
Taxes other than income taxes	9	-	-	-	1	10
Total operating expenses	173	102	12	8	(31)	264
Operating income (loss)	46	(2)	(2)	3	(2)	43
Other income	2	-	-	-	-	2
EBIT	$48	$(2)	$(2)	$3	$(2)	$45
Capital expenditures	$73	$-	$-	$32	$2	$107

Glossary of Key Terms

Nine months ended September 30, 2010

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$958	$611	$91	$45	$3	$1,708
Intercompany revenues (1)	106	-	-	-	(106)	-
Total operating revenues	1,064	611	91	45	(103)	1,708
Operating expenses
Cost of gas	419	487	15	15	(104)	832
Operation and maintenance	258	55	36	18	(9)	358
Depreciation and amortization	103	2	1	5	8	119
Taxes other than income taxes	27	1	2	2	4	36
Total operating expenses	807	545	54	40	(101)	1,345
Operating income (loss)	257	66	37	5	(2)	363
Other income (expense)	3	-	1	(1)	(2)	1
EBIT	$260	$66	$38	$4	$(4)	$364

Identifiable and total assets (2)	$5,304	$175	$1,028	$460	$(89)	$6,878
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$252	$2	$1	$102	$13	$370
Nine months ended September 30, 2009
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$996	$568	$80	$31	$4	$1,679
Intercompany revenues (1)	105	-	-	-	(105)	-
Total operating revenues	1,101	568	80	31	(101)	1,679
Operating expenses
Cost of gas	486	447	9	-	(102)	840
Operation and maintenance	255	51	42	17	(6)	359
Depreciation and amortization	99	3	2	6	8	118
Taxes other than income taxes	27	1	2	1	3	34
Total operating expenses	867	502	55	24	(97)	1,351
Operating income (loss)	234	66	25	7	(4)	328
Other income	7	-	-	-	-	7
EBIT	$241	$66	$25	$7	$(4)	$335

Identifiable and total assets (2)	$4,996	$182	$651	$415	$(61)	$6,183
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$231	$1	$-	$72	$10	$314
(1)
Intercompany revenues – wholesale services records its energy marketing and risk management revenues on a net basis, which includes intercompany revenues of $79 million and $351 million for the three and nine months ended September 30, 2010 and $75 million and $332 million for the three and nine months ended September 30, 2009.

(2)	Identifiable assets are those used in each segment’s operations.
(3)	Our corporate segment’s assets consist primarily of cash and cash equivalents, property, plant and equipment and reflect the effect of intercompany eliminations.

Note 8 – Subsequent Events

The company has evaluated subsequent events through November 2, 2010, the filing date of this report, and determined that the significant events that have occurred subsequent to period-end, and through the filing date are as follows.

On October 14, 2010, AGL Resources successfully completed the remarketing of $160 million aggregate principal amount of four series of gas facilities and industrial development refunding revenue bonds that were previously issued by state agencies or counties. These bonds have interest rates that reset daily.  The proceeds were used to repay commercial paper borrowings.

On October 27, 2010, the Georgia Commission, by a vote of four to one, issued their ruling regarding the Atlanta Gas Light rate case that was filed in May 2010 requesting a $54 million increase, which was later reduced to $48 million in October 2010, primarily to reflect more current economic conditions. The Georgia Commission approved new rates for Atlanta Gas Light effective in November 2010 and will be reflected in Atlanta Gas Light’s base rate charge assessed to customers by Marketers. This ruling provided an increase in base rates up to $27 million.

Glossary of Key Terms

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements in this quarterly filing, as well as our Annual Report.

Forward-Looking Statements

Certain expectations and projections regarding our future performance referenced in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this report, as well as in other reports and proxy statements we file with the SEC or otherwise release to the public and on our website are forward-looking statements within the meaning of the U.S. federal securities laws and are subject to uncertainties and risks. Senior officers and other employees may also make verbal statements to analysts, investors, regulators, the media and others that are forward-looking.

Forward-looking statements involve matters that are not historical facts, and because these statements involve anticipated events or conditions, forward-looking statements often include words such as "anticipate," "assume," “believe,” "can," "could," "estimate," "expect," "forecast," "future," “goal,” "indicate," "intend," "may," “outlook,” "plan," “potential,” "predict," "project,” "seek," "should," "target," "would," or similar expressions. You are cautioned not to place undue reliance on our forward-looking statements. Our expectations are not guarantees and are based on currently available competitive, financial and economic data along with our operating plans. While we believe that our expectations are reasonable in view of currently available information, our expectations are subject to future events, risks and uncertainties, and there are numerous factors - many beyond our control - that could cause our actual results to vary significantly from our expectations.

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

Forward-looking statements are only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required under U.S. federal securities law.

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business. As of September 30, 2010, our six utilities serve approximately 2.2 million end-use customers.

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

The distribution operations segment is subject to regulation and oversight by agencies in each of the six states we serve. These agencies approve natural gas rates designed to provide us the opportunity to generate revenues to recover the cost of natural gas delivered to our customers and our operating expenses and to earn a reasonable return for our shareholders.

The operating revenues and EBIT of our distribution operations and retail energy operations segments are seasonal. During the heating season, natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather. Our base operating expenses, excluding cost of gas, interest expense and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, our operating results vary significantly from quarter to quarter as a result of seasonality.
Glossary of Key Terms

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

Our retail energy operations segment, which consists primarily of SouthStar, uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. Our Sequent subsidiary within our wholesale services segment generally has greater opportunity to capture operating margin due to price volatility as a result of extreme weather. Our energy investments segment’s primary activity is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome storage assets in the Gulf Coast region of the United States. While this business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts with third parties at a fixed market rate. For additional information on our operating segments see Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Changes in commodity prices subject a significant portion of our operations to earnings variability. Our non-utility businesses principally use physical and financial arrangements to reduce the risks associated with both weather-related seasonal fluctuations in market conditions and changing commodity prices. For more information on our derivative financial instruments see Note 2.

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

In 2009, Elizabethtown Gas received approval to increase its annual base rates by $3 million and reduce its overall composite depreciation rate from 3.20% to 2.58%, which equates to an annual reduction in depreciation expenses of approximately $5 million. However, such approval from the New Jersey BPU did not address our proposed decoupling rate design but instead established a separate procedural schedule to consider our proposal. We will continue to work with the New Jersey BPU on the proposed decoupling program and evaluate our proposal relative to feedback and comments received from the New Jersey BPU. Based on the process, we could determine that the decoupling proposal no longer meets the needs of our customers and of Elizabethtown Gas, resulting in us delaying our proposal. We expect to reach resolution on our proposed decoupling and energy-efficiency programs at Elizabethtown Gas in 2011.

Additionally, effective June 1, 2010, Chattanooga Gas received approval to increase its annual base rates by less than $1 million. Chattanooga Gas also received approval for a one-time $1 million recovery of prior legal expenses.

In May 2010, Atlanta Gas Light filed its rate case request with the Georgia Commission, which would have increased the average annual residential natural gas bill by about 3%. In early October 2010, Atlanta Gas Light reduced this request from $54 million to $48 million to reflect more current economic conditions.

In October 2010, the Georgia Commission voted and approved an annual increase of $27 million in base rate revenues which will become effective in November 2010. These new rates will be reflected in Atlanta Gas Light’s base rate charges assessed to customers by their Marketer. The decision by the Georgia Commission includes an overall rate of return of 8.10%, a return on equity of 10.75% and a capital structure of 51% common equity. The Georgia Commission also adopted a new acquisition synergy sharing policy that allows Atlanta Gas Light the recovery of 50% of net synergy savings achieved on future acquisitions for a period of ten years. The policy also allows Atlanta Gas Light to recover 25%, or $4 million annually, in acquisition synergy savings it continues to achieve from the 2004 NUI acquisition through December 2015.
Glossary of Key Terms

The annual rate increase also includes approximately $10 million in new customer service and safety oriented programs in which Atlanta Gas Light will invest in technology and hire additional employees to support the programs. The decision also restores the standard depreciation methodology used to calculate net salvage value of utility assets resulting in an increase in depreciation expenses of approximately $2 million. The decision also provides for the temporary recovery of the social responsibility fee from the Universal Service Fund. This fee, which is a discount program for low income senior citizens, was previously funded exclusively from customers through a monthy bill surcharge.  In total, these approved regulatory actions will result in an annual increase of approximately 1% to the average residential natural gas bill. A final written order is expected to be issued within 30 days, at which time parties to the case have 10 days to file for reconsideration of the decision with the Georgia Commission. While we are still evaluating the impact of the decision, the new rates are not expected to have a material impact to our 2010 results of operations.

Capital projects

We continue to focus aggressively on capital discipline and cost control, while moving ahead with projects and initiatives that we expect will have current and future benefits and provide an appropriate return on invested capital. The following provide updates on some of our larger capital projects.

Atlanta Gas Light The Georgia Commission has approved Atlanta Gas Light’s STRIDE program. As approved, STRIDE is comprised of the ongoing pipeline replacement program and the new Integrated System Reinforcement Program. The Georgia Commission approved the Integrated System Reinforcement Program’s initial three years’ expenditures estimated at approximately $176 million. The purpose of this program is to upgrade Atlanta Gas Light’s distribution system and liquefied natural gas facilities in Georgia, improve its system reliability and operational flexibility, and create a platform to meet long-term forecasted growth. Under STRIDE, Atlanta Gas Light would be required to file an updated ten-year forecast of infrastructure requirements along with a new three-year construction plan every three years for review and approval by the Georgia Commission. STRIDE is a new umbrella program that incorporates our existing pipeline replacement program, which was initiated in 1998 and is scheduled to be completed in December 2013.

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

The following table provides additional information on our expenditures under these programs during the nine months ended September 30, 2010.

In millions
Pipeline replacement program	$55
Integrated System Reinforcement Program	28
Integrated Customer Growth Program	2
Total	$85

Elizabethtown Gas The New Jersey BPU has approved an accelerated enhanced infrastructure program for Elizabethtown Gas which began in 2009 and is scheduled to be completed in 2011. This program was created in response to the New Jersey Governor’s request for utility companies to assist in the economic recovery by increasing infrastructure investments. A regulatory cost recovery mechanism has been established with estimated rates put into effect at the beginning of each year. At the end of the program the regulatory cost recovery mechanism will be trued-up and any remaining costs not previously collected will be included in base rates. Elizabethtown Gas spent approximately $41 million in the nine months ended September 30, 2010. For more information on our regulatory infrastructure programs see Note 1 in our consolidated financial statements and related notes as filed in Item 8 of our Form 10-K for the year ended December 31, 2009.

Golden Triangle Storage Our Golden Triangle Storage project consists of a new salt-dome storage facility in the Gulf Coast region of the U.S. designed for 12 Bcf of working natural gas capacity and total cavern capacity of 18 Bcf. The facility potentially can be expanded to a total of five caverns with 38 Bcf of working natural gas storage capacity in the future. Golden Triangle Storage completed a nine-mile dual 24” natural gas pipeline connecting the storage facility with three interstate and three intrastate pipelines. The first cavern with 6 Bcf of working capacity was completed and began commercial service in September 2010.The second cavern with an expected 6 Bcf of working capacity is expected to be placed into commercial service in mid 2012. There have been no material changes to our cost estimate. We have spent approximately $94 million in capital expenditures for this project in the nine months ended September 30, 2010.

Jefferson Island In June 2010, Jefferson Island filed a permit application with the Louisiana Department of Natural Resources to expand its natural gas storage facility through the addition of two caverns. We anticipate receiving approval in 2011. The caverns would expand the working gas capacity at Jefferson Island from 7.5 Bcf to approximately 19.5 Bcf.

Glossary of Key Terms

Customer growth

We continue to see challenging economic conditions in all of the areas we serve, evidenced by high rates of unemployment and a depressed housing market with high inventories, significantly reduced new home construction and a slow-down in new commercial developments. As a result, we have experienced slight customer losses in our distribution operations and retail energy operations segments. This trend has been offset slightly by customer attrition mitigation strategies at all of our utilities. For the nine months ended September 30, 2010, our distribution operations customer loss rate was (0.1)%, compared to (0.3)% for the same period last year.

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

We have seen a 2% decline in average customer count in Georgia at SouthStar for the nine months ended September 30, 2010. This reflects some improvement from last year when SouthStar experienced a 4% decline in average customer count. These declines reflect some of the same economic conditions that have affected our utility businesses, as well as a more competitive retail market for natural gas in Georgia.

The Georgia retail natural gas market is currently comprised of nine Marketers, of which SouthStar has the leading market share, based on the average number of customers. SouthStar’s market share, based on the average number of customers in Georgia, during the nine months ended September 30, 2010 was 33%, which was consistent with its market share in 2009. This stability in SouthStar’s market share reflects an improvement over last year when it experienced a decline from a 35% market share in 2008. Over the last couple of years, increased competition, volatility in natural gas prices and the heavy promotion of fixed price plans by SouthStar’s competitors has resulted in increased pressure on retail natural gas prices charged to its customers. Accordingly, SouthStar’s residential and commercial customers have been migrating to fixed price plans, which, combined with the increased competition from other Marketers, has impacted SouthStar’s customer growth. In addition, SouthStar’s operating margin under these fixed price-plans is lower than variable price plans. SouthStar uses hedges for customers who are on fixed price plans to manage its exposure to commodity price risk. While we have continued to experience customers migrating to fixed price plans, we have seen some stabilization in 2010 of the number of customers on fixed price plans as compared to last year.

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

Capital market plan

Our capital market plan includes maintaining our total debt to total capitalization targets between 50% and 60%, and the refinancing of $300 million in 7.125% senior notes that are set to mature in January 2011.

In September 2010, we replaced our previous Credit Facility with a new Credit Facility that supports our commercial paper program. The terms of the new Credit Facility includes a $250 million sub-facility for letters of credit. Under the agreement, we may borrow up to $1 billion with an option to increase to $1.25 billion. This Credit Facility matures in September 2013. In October 2010, we remarketed $160 million aggregate principal amount of four series of variable rate gas facilities and industrial development refunding revenue bonds that we had repurchased in June and September 2010 using commercial paper proceeds. The proceeds from the remarketing were used to repay commercial paper borrowings.

For additional information on our Credit Facility and our capital market plan see “Liquidity and Capital Resources” under the caption “Cash Flow from Financing Activities” and “Short-term Debt”. See also Note 5 to our consolidated financial statements.
Glossary of Key Terms

Energy marketing activities

Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal for September 2010 and September 2009. Sequent’s expected operating revenues are net of the estimated impact of regulatory profit sharing and reflect the amounts that are realizable in future periods based on its expected inventory withdrawal schedule and forward natural gas prices at September 30, 2010 and 2009. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of a substantially fixed margin, timing notwithstanding.

	Withdrawal schedule
	(in Bcf)		Expected
	Salt dome (WACOG $3.87)	Reservoir (WACOG $3.92)	operating revenues (in millions)
2010
Fourth quarter	3	6	$1
2011
First quarter	-	17	4
Second quarter	-	(1)	1
Total at Sept. 30, 2010	3	22	$6
Total at Sept. 30, 2009	3	23	$45

If Sequent’s storage withdrawals associated with existing inventory positions are executed as planned, it expects operating revenues from storage withdrawals of approximately $6 million during the next twelve months. This will change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate. Sequent continues to experience challenges due to reduced volatility brought on by a robust natural gas supply and ample storage in the market, which is partially reflected in the year-over-year $39 million decline in economic value or operating revenues expected to be recorded in future periods associated with its existing natural gas storage inventory, as well as its transportation portfolio.  Also contributing to the year-over-year decline is the impact of increased gains on the derivative financial instruments used to hedge Sequent’s storage positions.

Based on Sequent’s current projection of year-end storage positions at December 31, 2010 a $1.00 increase in the first quarter 2011 forward NYMEX prices could result in a $13 million reduction to Sequent’s reported operating revenues for the year ending December 31, 2010, after regulatory sharing. A $1.00 decrease in forward NYMEX prices would result in a $13 million positive impact to Sequent’s reported operating revenues; however, additional LOCOM adjustments could potentially offset a portion of the positive impact. This amount does not include operating expenses that will be incurred to realize this amount.

For more information on Sequent’s energy marketing and risk management activities, see Item 3, Quantitative and Qualitative Disclosures About Market Risk - Natural Gas Price Risk.

Legislative and regulatory update

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in July 2010, representing an overhaul of the framework for regulation of U.S. financial markets. We are currently evaluating the provisions of the Dodd-Frank Act and the potential impact that it may have on our operations. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission (CFTC), to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, which we expect will provide additional clarity regarding the extent of the impact of this legislation on us. We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest rate risks. However, the costs of doing so may be increased as a result of the new legislation. We may also incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations.

Glossary of Key Terms

Results of Operations

We evaluate segment performance using the measures of operating margin and EBIT, which include the effects of corporate expense allocations. Operating margin is a non-GAAP measure that is calculated as operating revenues minus cost of gas, which excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets. These items are included in our calculation of operating income as reflected in our Condensed Consolidated Statements of Income. EBIT is also a non-GAAP measure that includes operating income, other income and expenses. Items that we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated level.

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

You should not consider operating margin or EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income, or net income attributable to AGL Resources Inc. as determined in accordance with GAAP. In addition, our operating margin or EBIT measures may not be comparable to similarly titled measures from other companies. The following table sets forth a reconciliation of our operating margin to operating income and EBIT to our earnings before income taxes and net income, together with other consolidated financial information for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,			Nine months ended September 30,
In millions	2010	2009	Change	2010	2009	Change
Operating revenues	$346	$307	$39	$1,708	$1,679	$29
Cost of gas	120	99	21	832	840	(8)
Operating margin (1)	226	208	18	876	839	37
Operating expenses	164	165	(1)	513	511	2
Operating income	62	43	19	363	328	35
Other (expense) income	(1)	2	(3)	1	7	(6)
EBIT (1)	61	45	16	364	335	29
Interest expense, net	27	26	1	81	75	6
Earnings before income taxes	34	19	15	283	260	23
Income tax expense	13	7	6	103	92	11
Net income	21	12	9	180	168	12
Net (loss) income attributable to the noncontrolling interest	(1)	-	(1)	10	17	(7)
Net income attributable to AGL Resources Inc.	$22	$12	$10	$170	$151	$19
 (1) These are non-GAAP measurements.

For the third quarter of 2010, net income attributable to AGL Resources Inc. increased by $10 million or 83% compared to the same period last year. The increase was primarily the result of higher operating margins at wholesale services and distribution operations and decreased expenses at energy investments. This increase was partially offset by lower operating margins at energy investments and retail energy operations and increased income taxes as a result of higher earnings.

For the nine months ended September 30, 2010, net income attributable to AGL Resources Inc. increased by $19 million or 13% compared to the same period last year. The increase was primarily the result of higher operating margins at distribution operations, wholesale services and retail energy operations and reduced net income attributable to the noncontrolling interest largely a result of our increased ownership interest in SouthStar. This was partially offset by increased income taxes as a result of higher earnings.

Glossary of Key Terms

Interest expense increased by $1 million or 4% for the third quarter of 2010 and $6 million or 8% for the nine months ended September 30, 2010 compared to the same periods last year due to slightly higher average debt outstanding, largely resulting from the issuance of $300 million in senior notes in August 2009. More information about our average debt and rates are indicated in the following table.

	Three months ended September 30,			Nine months ended September 30,
In millions	2010	2009	Change	2010	2009	Change
Average debt outstanding (1)	$2,308	$2,203	$105	$2,231	$2,156	$75
Average rate	4.7%	4.7%	-	4.8%	4.6%	0.2%
(1) Daily average of all outstanding debt.

Our income tax expense increased by $6 million or 86% for the third quarter of 2010 compared to the third quarter of 2009. Our income tax expense increased by $11 million or 12% for the nine months ended September 30, 2010 compared to the same period last year. These increases were primarily due to higher consolidated earnings. Our income tax expense is determined from earnings before income taxes less net income attributable to the noncontrolling interest.

Glossary of Key Terms

Selected weather, customer and volume metrics, which we consider to be some of the key performance indicators for our operating segments, for the three and nine months ended September 30, 2010 and 2009, are presented in the following tables. We measure the effects of weather on our business through heating degree days. Generally, increased heating degree days result in greater demand for gas on our distribution systems. However, extended and unusually mild weather during the heating season can have a significant negative impact on demand for natural gas. Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Volume metrics for distribution operations and retail energy operations present the effects of weather and our customers’ demand for natural gas. Wholesale services’ daily physical sales represent the daily average natural gas volumes sold to its customers.

Weather
Heating degree days (1)
	Nine months ended September 30,			2010 vs. normal colder	2010 vs. 2009 colder
	Normal	2010	2009	(warmer)	(warmer)
Georgia	1,652	2,022	1,621	22%	25%
New Jersey	3,036	2,725	3,137	(10)%	(13)%
Virginia	2,107	2,221	2,247	5%	(1)%
Florida	397	743	390	87%	91%
Tennessee	1,881	2,212	1,871	18%	18%
Maryland	3,036	2,857	3,118	(6)%	(8)%
Ohio	3,074	3,153	3,026	3%	4%
(1)  Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National
   Climatic Data Center. Normal represents ten-year averages from 2001 through September 30, 2010.

Customers	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% change	2010	2009	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,520	1,525	(0.3)%	1,549	1,556	(0.4)%
Elizabethtown Gas	274	272	0.7%	274	274	-
Virginia Natural Gas	272	269	1.1%	275	272	1.1%
Florida City Gas	103	103	-	104	103	1.0%
Chattanooga Gas	60	60	-	62	61	1.6%
Elkton Gas	6	6	-	6	6	-
Total	2,235	2,235	-	2,270	2,272	(0.1)%
Operation and maintenance expense per customer	$38	$38	-%	$114	$112	2%
EBIT per customer	$25	$21	19%	$115	$106	8%

Retail Energy Operations
Average customers (in thousands)
Georgia	487	496	(2)%	499	508	(2)%
Ohio and Florida (1)	66	106	(38)%	81	105	(23)%
Total	553	602	(8)%	580	613	(5)%
Market share in Georgia	33%	33%	-	33%	33%	-
(1) A portion of the Ohio customers represents customer equivalents, which are computed by the actual delivered volumes divided by the expected average customer usage.

Volumes In billion cubic feet (Bcf)	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% change	2010	2009	% change
Distribution Operations
Firm	21	20	5%	169	148	14%
Interruptible	22	23	(4)%	70	72	(3)%
Total	43	43	-	239	220	9%

Retail Energy Operations
Georgia firm	3	3	-	31	26	19%
Ohio and Florida	1	1	-	7	8	(13%)

Wholesale Services
Daily physical sales (Bcf/day)	4.5	2.7	67%	4.4	2.8	57%

Glossary of Key Terms

Third quarter 2010 compared to third quarter 2009

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended September 30, 2010 and 2009.

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2010
Distribution operations	$183	$128	$55
Retail energy operations	10	19	(9)
Wholesale services	26	12	15
Energy investments	6	5	1
Corporate (2)	1	-	(1)
Consolidated	$226	$164	$61

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2009
Distribution operations	$173	$127	$48
Retail energy operations	14	16	(2)
Wholesale services	10	12	(2)
Energy investments	11	8	3
Corporate (2)	-	2	(2)
Consolidated	$208	$165	$45
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

Distribution operations’ EBIT increased by $7 million or 15% compared to last year as shown in the following table.

In millions
EBIT for third quarter of 2009		$48

Operating margin
Increased revenues from the Hampton Roads pipeline project	$6
Increased revenues from Magnolia pipeline project	2
Increased regulatory infrastructure program revenue at Atlanta Gas Light	1
Increased enhanced infrastructure program revenue at Elizabethtown Gas	1
Increase in operating margin		10

Operating expenses
Increased payroll and incentive compensation expenses	$(5)
Decreased marketing and outside services expenses	2
Other	2
Increase in operating expenses		(1)
Decrease in other income, primarily from the regulatory allowance for funds used during construction of the Hampton Roads pipeline project at Virginia Natural Gas, which was completed in 2009		(2)
EBIT for third quarter of 2010		$55

Retail energy operations’ EBIT decreased by $7 million or 350% compared to last year as shown in the following table.

In millions
EBIT for third quarter of 2009		$(2)

Operating margin
Decreased contribution from management and optimization of storage and transportation assets	$(1)
Decreased operating margins in Ohio and Florida	(1)
Change in retail pricing plan mix and decrease in average number of customers	(1)
Other	(1)
Decrease in operating margin		(4)

Operating expenses
Increased legal and other operating expenses, partially offset by decreased depreciation expenses	$(3)
Increase in operating expenses		(3)
EBIT for third quarter of 2010		$(9)

Wholesale services’ EBIT increased by $17 million or 850% compared to last year as shown in the following table.

In millions
EBIT for third quarter of 2009		$(2)

Operating margin
Change in storage hedge impact	$30
Change in transportation hedge impact	(9)
Change in LOCOM adjustment	(5)
Increase in operating margin		16

Operating expenses
Decreased incentive compensation costs	$(1)
Other	1
Net change in operating expenses		-
Increase in other income		1
EBIT for third quarter of 2010		$15

The following table indicates the components of wholesale services’ operating margin for the three months ended September 30, 2010 and 2009.

In millions	2010	2009
Gain (loss) on storage hedges	$25	$(5)
Gain on transportation hedges	5	14
Commercial activity recognized	1	1
Change in LOCOM adjustment	(5)	-
Operating margin	$26	$10
Glossary of Key Terms

Energy investments’ EBIT decreased by $2 million or 67% compared to last year as shown in the following table.

In millions
EBIT for third quarter of 2009		$3

Operating margin
Decreased operating revenues due to sale of AGL Networks	$(5)
Decrease in operating margin		(5)

Operating expenses
Decreased costs due to sale of AGL Networks	$5
Increase in depreciation, benefit costs, property taxes and outside services expense at Golden Triangle Storage	(1)
Other	(1)
Decrease in operating expenses		3
EBIT for third quarter of 2010		$1

Year-to-date 2010 compared to year-to-date 2009

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the nine months ended September 30, 2010 and 2009.

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2010
Distribution operations	$645	$388	$260
Retail energy operations	124	58	66
Wholesale services	76	39	38
Energy investments	30	25	4
Corporate (2)	1	3	(4)
Consolidated	$876	$513	$364

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2009
Distribution operations	$615	$381	$241
Retail energy operations	121	55	66
Wholesale services	71	46	25
Energy investments	31	24	7
Corporate (2)	1	5	(4)
Consolidated	$839	$511	$335
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

Distribution operations’ EBIT increased by $19 million or 8% compared to last year as shown in the following table.

In millions
EBIT for nine months of 2009		$241

Operating margin
Increased revenues from the Hampton Roads pipeline project	$16
Increased revenues from Magnolia pipeline project	5
Increased regulatory infrastructure program revenue at Atlanta Gas Light	3
Increased revenues from new rates and enhanced infrastructure program revenue at Elizabethtown Gas	3
Increased revenues from higher usage at Florida City Gas due to colder weather	2
Other	1
Increase in operating margin		30

Operating expenses
Increased payroll and incentive compensation expenses	$(11)
Increased depreciation expenses	(3)
Unrecoverable ERC liability recorded in 2009	3
Decreased marketing and outside services expenses	2
Decreased legal fees	1
Other	1
Increase in operating expenses		(7)
Decrease in other income, primarily from the regulatory allowance for funds used during construction of the Hampton Roads pipeline project at Virginia Natural Gas, which was completed in 2009		(4)
EBIT for nine months of 2010		$260
Glossary of Key Terms

Retail energy operations’ EBIT was flat compared to last year as shown in the following table.

In millions
EBIT for nine months of 2009		$66

Operating margin
Increased average customer usage due to weather net of losses on weather derivatives offset by changes in consumption mix between residential and commercial customers	$6
Change in LOCOM adjustment	6
Increased operating margins in Ohio and Florida	3
Change in retail pricing plan mix and decrease in average number of customers	(5)
Decreased contribution from the management and optimization of storage and transportation assets driven in part by increasing transportation and NYMEX prices offset by higher retail price spreads	(6)
Other	(1)
Increase in operating margin		3

Operating expenses
Increased legal, marketing and bad debt expenses, offset by decreased depreciation expenses	$(3)
Increase in operating expenses		(3)
EBIT for nine months of 2010		$66

Wholesale services’ EBIT increased by $13 million or 52% compared to last year as shown in the following table.

In millions
EBIT for nine months of 2009		$25

Operating margin
Increased gains on storage hedges	$40
Decreased gains on transportation hedges	(38)
Change in commercial activity	8
Change in LOCOM adjustment	(5)
Increase in operating margin		5

Operating expenses
Decreased incentive compensation costs	$6
Other	1
Decrease in operating expenses		7
Increase in other income		1
EBIT for nine months of 2010		$38

The following table indicates the components of wholesale services’ operating margin for the nine months ended September 30, 2010 and 2009.

In millions	2010	2009
Commercial activity recognized	$37	$29
Gain (loss) on storage hedges	38	(2)
Gain on transportation hedges	6	44
LOCOM adjustment	(5)	-
Operating margin	$76	$71

Energy investments’ EBIT decreased by $3 million or 43% compared to last year as shown in the following table.

In millions
EBIT for nine months of 2009		$7

Operating margin
Decreased operating revenues at AGL Networks	$(1)
Decrease in operating margin		(1)

Operating expenses
Decreased costs at AGL Networks	$1
Increase in payroll and benefit costs and property taxes at Golden Triangle Storage	(1)
Other	(1)
Increase in operating expenses		(1)
Increase in other expenses		(1)
EBIT for nine months of 2010		$4

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, short-term borrowings under our commercial paper program (which is supported by our Credit Facility) and borrowings under subsidiary lines of credit. Our capital market strategy has continued to focus on maintaining a strong Consolidated Statement of Financial Position; ensuring ample cash resources and daily liquidity; accessing capital markets as needed; managing critical business risks; and maintaining a balanced capital structure through the appropriate issuance of equity or long-term debt securities.

Our issuance of various securities, including long-term and short-term debt, is subject to approval, authorization or review by state and federal regulatory bodies including state public service commissions, the SEC and the FERC. Furthermore, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation.

We believe the amounts available to us under our Credit Facility and the issuance of debt and equity securities, together with cash provided by operating activities, will continue to allow us to meet our needs for working capital, pension contributions, construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments, common share repurchases and other cash needs through the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance, and financial, business and other factors, some of which are beyond our control.

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
Glossary of Key Terms

The following table provides a summary of our operating, investing and financing activities.
	Nine months ended September 30,
In millions	2010	2009
Net cash provided by (used in):
Operating activities	$550	$686
Investing activities	(297)	(314)
Financing activities	(265)	(367)
Net (decrease) increase in cash and cash equivalents	$(12)	$5

Cash Flow from Operating Activities In the first nine months of 2010, our net cash flow provided from operating activities was $550 million, a decrease of $136 million or 20% from the same period in 2009. This decrease was primarily a result of lower natural gas prices at the beginning of the 2009/2010 heating season compared to the same period last year. These lower prices resulted in approximately $94 million of lower working capital recoveries in 2010 from our inventories, accounts receivable and accounts payable. We also refunded to our utility customers an additional $52 million for billed commodity costs compared to 2009 as commodity cost recovery rates charged to customers were reduced as under-recovered amounts were collected in part due to the decline in natural gas prices.

Cash Flow from Investing Activities Our investing activities consisted of PP&E expenditures of $370 million for the nine months ended September 30, 2010 compared to $314 million for the same period in 2009. The increase of $56 million or 18% in PP&E expenditures was primarily due to a $56 million increase in expenditures for the construction of the Golden Triangle Storage natural gas storage facility, $31 million in expenditures for Elizabethtown Gas’ utility infrastructure enhancements program and $60 million in expenditures for STRIDE and other capital projects in distribution operations. This was offset by reduced expenditures of $72 million for the Hampton Roads project, for which construction was substantially completed in 2009. The higher capital expenditures were further offset by $73 million in proceeds from the disposition of assets.

Cash Flow from Financing Activities Our cash used in financing activities was $265 million for the nine months ended September 30, 2010 compared to cash used of $367 million for the same period in 2009. The decreased use of cash of $102 million was primarily due to decreased short-term debt payments of $629 million in 2010 compared to the same period in 2009. This was partially offset by our issuance of $300 million of senior notes in August 2009. Additional offsets in 2010 include payments of $160 million for a portion of our gas facility revenue bonds, our purchase of an additional 15% ownership interest in SouthStar for $58 million and an increased distribution to the noncontrolling interest of $7 million.

Our capitalization and financing strategy is intended to achieve our targeted capitalization with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable-rate debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of September 30, 2010, our variable-rate debt was 27% of our total debt, compared to 21% as of September 30, 2009. The increase in our variable-rate debt at September 30, 2010 compared to last year was primarily due to the increase in commercial paper borrowings.

We strive to maintain or improve our credit ratings on our debt to manage our existing financing costs and enhance our ability to raise additional capital on favorable terms. Factors we consider important in assessing our credit ratings include our statements of financial position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of September 30, 2010, and reflects no change from December 31, 2009.

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
Glossary of Key Terms

Our Credit Facility has financial covenants that require us to maintain a ratio of total debt to total capitalization of no greater than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. Our ratio of total debt to total capitalization calculation contained in our debt covenant includes standby letters of credit, surety bonds and the exclusion of other comprehensive income pension adjustments. Our debt-to-total-equity calculation, as defined by our Credit Facility was 56% at September 30, 2010, 57% at December 31, 2009 and 55% at September 30, 2009. These amounts are within our required and targeted ranges. The components of our capital structure, as calculated from our Condensed Consolidated Statements of Financial Position, as of the dates indicated, are provided in the following table and are consistent with the calculations above.

	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Short-term debt	23%	14%	8%
Long-term debt	35	45	49
Total debt	58	59	57
Equity	42	41	43
Total capitalization	100%	100%	100%

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

In September 2010, we closed on our new Credit Facility. The new Credit Facility matures in September 2013, and replaced our previous $1 billion facility that was due to expire during 2011. The Credit Facility allows the Company to borrow up to $1 billion on a revolving basis, and includes an option to increase the Credit Facility to $1.25 billion, subject to the agreement by lenders who wish to participate in such an increase. The Credit Facility may be used to provide for working capital, finance certain permitted acquisitions, issue up to $250 million in letters of credit and for general corporate purposes including to provide commercial paper backstop, fund capital expenditures, make repurchases of capital stock and repay existing indebtedness. As of September 30, 2010, we had no outstanding borrowings under the Credit Facility.

Shelf Registration In August 2010, we filed a shelf registration statement with the SEC, which expires in 2013. Debt securities and related guarantees issued under the shelf registration will be issued by AGL Capital under an indenture dated as of February 20, 2001, as supplemented and modified, as necessary, among AGL Capital, AGL Resources and The Bank of New York Mellon Trust Company, N.A., as trustee. The indenture provides for the issuance from time to time of debt securities in an unlimited dollar amount and an unlimited number of series. The debt securities will be guaranteed by AGL Resources.

Long-term debt Our long-term debt matures more than one year from the date of our statements of financial position and consists of medium-term notes, senior notes, gas facility revenue bonds, and capital leases. However, we have $300 million of senior notes set to mature in January 2011, which are now reported as current portion of long-term debt on our Consolidated Statements of Financial Position. As a result of an anticipated refinancing of these senior notes, we entered into $200 million of forward interest rate swaps, at a treasury rate of 3.94%. For more information on our senior notes see Note 5.

On October 14, 2010, we completed the remarketing of approximately $160 million aggregate principal amount of four series of variable rate gas facilities and industrial development refunding revenue bonds. These gas revenue bonds were previously issued by state agencies or counties to investors. Proceeds from the issuances were then loaned to us. Letters of credit and third party financial guaranty insurance provided credit support to the bonds.

The prior letters of credit supporting the gas revenue bonds expired in June and September 2010. Pursuant to the terms of the indentures governing the bonds, we repurchased them before the expiration of the prior letters of credit using the proceeds of commercial paper issuances.

As part of the remarketing, we entered into agreements with remarketing agents to resell the bonds to investors. We established new letters of credit (separate from the letter of credit provisions of our Credit Facility) to provide credit enhancement to the bonds.  The proceeds from the remarketing were used to repay commercial paper borrowings.

Glossary of Key Terms

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

Pension Contributions In the first nine months of 2010 we contributed $26 million to our qualified pension plans and an additional $5 million in October 2010 for a total of $31 million during 2010. Based on the funding status of the plans, we were required to make a minimum contribution to the plans of approximately $21 million in 2010. We do not expect to make any additional contributions to our pension plans during the remainder of 2010.

The following table illustrates our expected future contractual obligation payments such as debt and lease agreements, and commitments and contingencies as of September 30, 2010.

			2011 &	2013 &	2015 &
In millions	Total	2010	2012	2014	thereafter
Recorded contractual obligations:

Long-term debt	$1,514	$-	$17	$225	$1,272
Short-term debt	975	674	301	-	-
Regulatory infrastructure program costs (1)	224	18	154	52	-
Environmental remediation liabilities (1)	137	6	64	38	29
Total	$2,850	$698	$536	$315	$1,301

Unrecorded contractual obligations and commitments (2):

Pipeline charges, storage capacity and gas supply (3)	$1,930	$140	$804	$418	$568
Interest charges (4)	937	27	176	157	577
Operating leases	93	6	40	16	31
Asset management agreements (5)	23	6	16	1	-
Standby letters of credit, performance / surety bonds	15	1	14	-	-
Total	$2,998	$180	$1,050	$592	$1,176
(1)	Includes charges recoverable through rate rider mechanisms.
(2)	In accordance with GAAP, these items are not reflected in our Condensed Consolidated Statements of Financial Position.
(3)
Charges recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers, and includes demand charges associated with Sequent. Also includes SouthStar’s gas natural gas purchase commitments of 9 Bcf at floating gas prices calculated using forward natural gas prices as of September 30, 2010, and are valued at $38 million.

(4)
Floating rate debt is based on the interest rate as of September 30, 2010, and the maturity of the underlying debt instrument. As of September 30, 2010, we have $33 million of accrued interest on our Condensed Consolidated Statements of Financial Position that will be paid over the next 12 months.

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

Energy Investments We use derivative financial instruments to reduce our exposure to the risk of changes in the price of natural gas that will be purchased in future periods for pad gas and additional volumes of gas used to de-water the cavern (de-water gas) during the construction of storage caverns. Pad gas includes volumes of non-working natural gas used to maintain the operational integrity of the caverns. De-water gas is used to remove water from the cavern in anticipation of commercial service and will be sold after completion of de-watering. We also use derivative financial instruments for asset optimization purposes.

Consolidated The following tables include the fair values and average values of our consolidated derivative financial instruments as of the dates indicated. We base the average values on monthly averages for the nine months ended September 30, 2010 and 2009.

	Derivative financial instruments average values (1) at September 30,
In millions	2010	2009
Asset	$233	$206
Liability	99	123
(1)	Excludes cash collateral amounts.

	Derivative financial instruments fair values netted with cash collateral at
In millions	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Asset	$269	$240	$177
Liability	90	62	31

Glossary of Key Terms

The following tables illustrate the change in the net fair value of our derivative financial instruments during the three and nine months ended September 30, 2010 and 2009, and provide details of the net fair value of contracts outstanding as of September 30, 2010 and 2009.

	Three months ended September 30,
In millions	2010	2009
Net fair value of derivative financial instruments outstanding at beginning of period	$77	$51
Derivative financial instruments realized or otherwise settled during period	(26)	(10)
Change in net fair value of derivative financial instruments	37	23
Net fair value of derivative financial instruments outstanding at end of period	88	64
Netting of cash collateral	91	82
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$179	$146

	Nine months ended September 30,
In millions	2010	2009
Net fair value of derivative financial instruments outstanding at beginning of period	$119	$61
Derivative financial instruments realized or otherwise settled during period	(93)	(81)
Change in net fair value of derivative financial instruments	62	84
Net fair value of derivative financial instruments outstanding at end of period	88	64
Netting of cash collateral	91	82
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$179	$146

The sources of net fair value of our natural gas-related derivative financial instruments at September 30, 2010, are as follows:

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through
2010	$1	$32
2011 – 2012	(45)	91
2013 – 2015	(2)	11
Total derivative financial instruments (3)	$(46)	$134
(1)	Valued using NYMEX futures prices and other quoted sources.
(2)
Values primarily related to basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(3)	Excludes cash collateral amounts.

Value at Risk Our open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management, including the chief risk officer. Because we generally manage physical gas assets and economically protect our positions by hedging in the futures markets, our open exposure is generally immaterial, permitting us to operate within relatively low VaR limits. We employ daily risk testing, using both VaR and stress testing, to evaluate the risks of its open positions.

Management actively monitors open natural gas positions and the resulting VaR. We continue to maintain a relatively matched book, where our total buy volume is close to sell volume with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Our portfolio of positions for the three and nine months ended September 30, 2010 and 2009 had the following VaRs.

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Period end	$1.1	$1.9	$1.1	$1.9
Average	1.4	1.7	1.4	2.0
High	2.0	2.5	3.0	3.3
Low	1.1	1.2	0.7	1.2

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $674 million of variable-rate debt outstanding at September 30, 2010, a 100 basis point change in average market interest rates from 0.40% to 1.40% would have resulted in an increase in pretax interest expense of $7 million on an annualized basis.

In May 2010, as a result of an anticipated refinancing of $300 million of senior notes, we entered into $200 million of forward interest rate swaps, at a treasury rate of 3.94%. For additional information see Note 2.

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
Glossary of Key Terms

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

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of September 30, 2010, Sequent’s top 20 counterparties represented approximately 54% of the total counterparty exposure of $257 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures.

Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of BBB+ at September 30, 2010, and A- at December 31, 2009 and September 30, 2009. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s.

A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. There were no credit defaults with Sequent’s counterparties. The following table shows Sequent’s third-party natural gas contracts receivable and payable positions as of September 30, 2010 and 2009 and December 31, 2009.

	Gross receivables			Gross payables
	Sept. 30,	Dec. 31,	Sept. 30,	Sept. 30,	Dec. 31,	Sept. 30,
In millions	2010	2009	2009	2010	2009	2009
Netting agreements in place:
Counterparty is investment grade	$335	$483	$163	$231	$277	$113
Counterparty is non-investment grade	10	12	3	25	34	12
Counterparty has no external rating	99	106	45	259	207	119
No netting agreements in place:
Counterparty is investment grade	8	14	5	1	6	1
Counterparty has no external rating	1	-	-		-	-
Amount recorded on statements of financial position	$453	$615	$216	$516	$524	$245

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $19 million at September 30, 2010, which would not have a material impact to our condensed consolidated results of operations, cash flows or financial condition.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Glossary of Key Terms

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2010, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities and litigation incidental to the business. For information regarding pending federal and state regulatory matters see “Note 6 - Commitments and Contingencies” contained in Item 1 of Part I under the caption “Notes to Condensed Consolidated Financial Statements (Unaudited).”

With regard to legal proceedings, we are a party, as both plaintiff and defendant, to a number of other suits, claims and counterclaims on an ongoing basis. Management believes that the outcome of all such other litigation in which it is involved has not had and will not have a material adverse effect on our Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about purchases of our common stock by us and any affiliated purchasers during the three months ended September 30, 2010. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We currently anticipate holding the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (2)
July 2010	22,800	$35.99	22,800	4,855,251
August 2010	35,500	36.51	25,500	4,829,751
September 2010	4,500	36.50	4,500	4,825,251
Total third quarter	62,800	$36.32	52,800
(1)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We purchased 10,000 shares for such purposes in the third quarter of 2010. As of September 30, 2010, we had purchased a total of 342,153 of the 600,000 shares authorized for purchase, leaving 257,847 shares available for purchase under this program.

(2)
On February 3, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to a total of 8 million shares of our common stock, excluding the shares remaining available for purchase in connection with the Officer Plan as described in note (1) above, over a five-year period.

Glossary of Key Terms

Item 6. Exhibits

10.1
Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., JPMorgan Chase Bank, N.A., as administrative agent and lead arranger, and the several other banks and other financial institutions named therein.

10.2
Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, New York Branch, as administrative agent and lead arranger, and the several other banks and other financial institutions named therein.

10.3
Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, New York Branch, as administrative agent and lead arranger, and the several other banks and other financial institutions named therein.

10.4
Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., JPMorgan Chase Bank, N.A., as administrative agent and lead arranger, and the several other banks and other financial institutions named therein.

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

(1) Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Condensed Consolidated Statements of Financial Position at September 30, 2010, December 31, 2009 and September 30, 2009; (iii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2010 and 2009; (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009; (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (vii) Notes to Condensed Consolidated Financial Statements.

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

AGL RESOURCES INC.
(Registrant)

Date: November 2, 2010	/s/ Andrew W. Evans
Executive Vice President, Chief Financial Officer and Treasurer

Glossary of Key Terms