Form 10-K
period 2010-12-31
AGL RESOURCES INC
filed 2011-02-09
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

(Do not check if smaller reporting company) Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,792,228,461.

The number of shares of the registrant’s common stock outstanding as of January 31, 2011 was 77,999,557.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders (“Proxy Statement”) to be held May 3, 2011, are incorporated by reference in Part III.

Glossary of Key Terms

GLOSSARY OF KEY TERMS

AGL Capital	AGL Capital Corporation
AGL Networks	AGL Networks, LLC
Atlanta Gas Light	Atlanta Gas Light Company
Bcf	Billion cubic feet
Bridge Facility	$1.05 billion credit agreement entered into by AGL Capital to help finance a portion of the proposed merger with Nicor.
Chattanooga Gas	Chattanooga Gas Company
Credit Facility	$1 billion credit agreement entered into by AGL Capital
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

ERC	Environmental remediation costs associated with our distribution operations segment which are generally recoverable through rate mechanisms
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
Florida Commission	Florida Public Service Commission, the state regulatory agency for Florida City Gas
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission, the state regulatory agency for Atlanta Gas Light
GNG	Georgia Natural Gas, the name under which SouthStar does business in Georgia
Golden Triangle Storage	Golden Triangle Storage, Inc.
Hampton Roads	Virginia Natural Gas’ pipeline project which connects its northern and southern pipelines
Heating Degree Days	A measure of the effects of weather on our businesses, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November to March when natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems when weather is colder
Henry Hub	A major interconnection point of natural gas pipelines in Erath, Louisiana where NYMEX natural gas future contracts are priced
Jefferson Island	Jefferson Island Storage & Hub, LLC
LNG	Liquefied natural gas
LOCOM	Lower of weighted average cost or current market price
Magnolia	Magnolia Enterprise Holdings, Inc.
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
Mcf	Million cubic feet
MGP	Manufactured gas plant
Moody’s	Moody’s Investors Service
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
Nicor	Nicor Inc., an Illinois corporation
NUI	NUI Corporation – an acquisition completed in November 2004
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
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

OTC	Over-the-counter
Piedmont	Piedmont Natural Gas Company, Inc.
Pivotal Utility	Pivotal Utility Holdings, Inc., doing business as Elizabethtown Gas, Elkton Gas and Florida City Gas
PP&E	Property, plant and equipment
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SouthStar	SouthStar Energy Services LLC
STRIDE	Atlanta Gas Light’s Strategic Infrastructure Development and Enhancement program
Tennessee Authority	Tennessee Regulatory Authority, the state regulatory agency for Chattanooga Gas.
Term Loan Facility	$300 million credit agreement entered into by AGL Capital to repay the $300 million senior notes due in 2011
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission, the state regulatory agency for Virginia Natural Gas
WACOG	Weighted average cost of gas
WNA	Weather normalization adjustment
Glossary of Key Terms

Forward-Looking Statements

Certain expectations and projections regarding our future performance referenced in this section and elsewhere in this report, as well as in other reports and proxy statements we file with the SEC or otherwise release to the public and on our website are forward-looking statements within the meaning of the U.S. federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A “Risk Factors”, in this Form 10-K. Senior officers and other employees may also make verbal statements to analysts, investors, regulators, the media and others that are forward-looking.

Forward-looking statements involve matters that are not historical facts, and because these statements involve anticipated events or conditions, forward-looking statements often include words such as "anticipate," "assume," “believe,” "can," "could," "estimate," "expect," "forecast," "future," “goal,” "indicate," "intend," "may," “outlook,” "plan," “potential,” "predict," "project,” “proposed,” "seek," "should," "target," "would," or similar expressions. You are cautioned not to place undue reliance on our forward-looking statements. Our expectations are not guarantees and are based on currently available competitive, financial and economic data along with our operating plans. While we believe that our expectations are reasonable in view of currently available information, our expectations are subject to future events, risks and uncertainties, and there are numerous factors - many beyond our control - that could cause our actual results to vary significantly from our expectations.

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

In addition, actual results may differ materially due to the expected timing and likelihood of completion of the proposed merger with Nicor, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed merger that could reduce anticipated benefits or cause the parties to abandon the merger, the diversion of management's time and attention from our ongoing business during this time period, the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses and realize cost savings and any other synergies and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

We caution readers that the important factors described elsewhere in this report, among others, could cause our business, results of operations or financial condition to differ significantly from those expressed in any forward-looking statements. There also may be other factors that we cannot anticipate or that are not described in this report that could cause results to differ significantly from our expectations.

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

We are also involved in several related and complementary businesses, including retail natural gas marketing to end-use customers in Georgia, Ohio and Florida; natural gas asset management and related logistics activities for each of our utilities as well as for non-affiliated companies; natural gas storage arbitrage and related activities; and the development and operation of high-deliverability natural gas storage assets. We manage these businesses through four operating segments — distribution operations, retail energy operations, wholesale services and energy investments — and a non-operating corporate segment.

Glossary of Key Terms

Proposed Merger with Nicor

In December 2010, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Nicor. In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled, and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of our common stock, subject to adjustment in certain circumstances.

The completion of the proposed merger is subject to various customary conditions, including, among others (i) shareholder approval by both companies, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the SEC’s clearance of a registration statement registering our common stock to be issued in connection with the proposed merger and (iv) receipt of all required regulatory approvals from, among others, the Illinois Commerce Commission.

The Merger Agreement contains certain termination rights for both us and Nicor, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed merger is expected to be completed in the second half of 2011. Except for specific references to the proposed merger, the disclosures contained in this report on Form 10-K relate solely to AGL Resources.

In January 2011, we filed a joint application with Nicor to the Illinois Commerce Commission for approval of the proposed merger. The application did not request a rate increase, but did include a commitment to maintain the number of full-time equivalent employees at Nicor’s natural gas utility for a period of three years following merger completion. The Illinois Commerce Commission has eleven months to act upon the application; however, we and Nicor have asked for approval of the merger by October 1, 2011.

For additional information relating to the proposed merger please see our Form 8-K filed on December 7, 2010 and the joint proxy statement / prospectus contained in the registration statement on Form S-4 filed on February 4, 2011.

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

Utility Regulation and Rate Design

Rate Structures Each utility operates subject to regulations and oversight of the state regulatory agencies in each of the six states that we serve with respect to rates charged to our customers, maintenance of accounting records and various service and safety matters. Rates charged to our customers vary according to customer class (residential, commercial or industrial) and rate jurisdiction. These agencies approve rates designed to provide us the opportunity to generate revenues to recover all prudently incurred costs, including a return on rate base sufficient to pay interest on debt and provide a reasonable return for our shareholders. Rate base generally consists of the original cost of utility plant in service, working capital and certain other assets; less accumulated depreciation on utility plant in service and net deferred income tax liabilities, and may include certain other additions or deductions.

For our largest utility, Atlanta Gas Light, the natural gas market was deregulated in 1997. Accordingly, Marketers, rather than a traditional utility, sell natural gas to end-use customers in Georgia and handle customer billing functions. The Marketers file their rates monthly with the Georgia Commission. As a result of operating in a deregulated environment, Atlanta Gas Light's role includes:

•	distributing natural gas for Marketers
•	constructing, operating and maintaining the gas system infrastructure, including responding to customer service calls and leaks
•	reading meters and maintaining underlying customer premise information for Marketers
•	planning and contracting for capacity on interstate transportation and storage systems

Atlanta Gas Light earns revenue by charging rates to its customers based primarily on monthly fixed charges that are periodically adjusted. The Marketers add these fixed charges to customer bills. This mechanism, called a straight-fixed-variable rate design minimizes the seasonality of Atlanta Gas Light’s revenues since the monthly fixed charge is not volumetric or directly weather dependent.

With the exception of Atlanta Gas Light, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions and price levels for natural gas. Specifically, customer demand substantially increases during the Heating Season when natural gas is used for heating purposes. Various mechanisms such as weather normalization mechanisms exist at most of our utilities that limit our exposure to weather changes within typical ranges in all of our jurisdictions.
Glossary of Key Terms

All of our utilities, excluding Atlanta Gas Light, are authorized to use natural gas cost recovery mechanisms that allow them to adjust their rates to reflect changes in the wholesale cost of natural gas and to ensure they recover 100% of the costs incurred in purchasing gas for their customers. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not need or utilize a natural gas cost recovery mechanism.

In traditional rate designs, utilities recover a significant portion of their fixed customer service and pipeline infrastructure costs based on assumed natural gas volumes used by our customers. Four of our utilities have “decoupled” regulatory mechanisms in place that encourage conservation. We believe that separating, or decoupling, the recoverable amount of these fixed costs from the customer throughput volumes, or amounts of natural gas used by our customers, allows us to encourage our customers’ energy conservation and ensures a more stable recovery of our fixed costs.

Recent Regulatory Actions In May 2010, the Tennessee Authority approved new base rates for Chattanooga Gas, which went into effect in June 2010. These new rates include energy-efficiency and conservation programs, as well as a mechanism to recover lost revenue resulting from these programs, updated depreciation rates that resulted in decreased depreciation expense of $2 million annually, and the recovery of approximately $1 million in prior legal expenses. The approved rate adjustment includes a reduction in the authorized return on equity from 10.3% to 10.05%. This decoupled rate design is the first such program for a utility in Tennessee.

In October 2010, the Georgia Commission voted and approved an annual increase of $27 million in base rate revenues for Atlanta Gas Light which became effective in November 2010. These new rates are reflected in Atlanta Gas Light’s base rate charges assessed to customers by their Marketer.

The Georgia Commission also adopted a new acquisition synergy sharing policy that allows Atlanta Gas Light to recover 50% of net synergy savings achieved on future acquisitions for a period of ten years. The policy also allows Atlanta Gas Light to recover, through December 2015, 25%, or $4 million annually, in acquisition synergy savings it continues to achieve from the 2004 NUI acquisition.

The annual rate increase also includes approximately $10 million in new customer service and safety oriented programs which Atlanta Gas Light will invest in technology and hire additional employees to support the programs. The decision also restores a standard depreciation methodology used to calculate net salvage value of utility assets, resulting in an increase in depreciation expenses of approximately $2 million.

In February 2011, Virginia Natural Gas filed a rate case with the Virginia Commission, seeking a net increase in revenues of $25 million. This requested rate increase is primarily the result of our infrastructure investments over the past ten years, including the Hampton Roads pipeline project and operational cost increases. The rate case requested a 10.95% return on equity and an authorized equity to total capitalization ratio of 51%. In order to mitigate the impact of the proposed rate increase on customer bills, we are proposing an alternative rate schedule that would phase in the Hampton Roads pipeline project capital recovery into base rates over a three year period. We expect the Virginia Commission to make a decision on this rate case within 12-18 months of our filing. New rates could go into effect, subject to refund, on August 1, 2011.
Glossary of Key Terms

The following table provides regulatory information for our largest utilities.

	Atlanta Gas Light	Elizabethtown Gas	Virginia Natural Gas	Florida City Gas	Chattanooga Gas
Authorized return on rate base (1)	8.10%	7.64%	9.24%	7.36%	7.41%
Estimated 2010 return on rate base (2)	7.26%	7.87%	8.24%	5.04%	8.98%
Authorized return on equity (1)	10.75%	10.30%	10.90%	11.25%	10.05%
Estimated 2010 return on equity (2)	9.10%	10.76%	9.62%	6.22%	13.45%
Authorized rate base % of equity (1)	51.0%	47.9%	52.4%	36.8%	46.06%
Rate base included in 2010 return on equity (in millions) (3)	$1,312	$435	$502	$164	$91
Performance based rates (4)			✓
Weather normalization (5)		✓	✓		✓
Decoupled or straight-fixed-variable rates (6)	✓		✓		✓
Regulatory infrastructure program rates (7)	✓	✓
Synergy sharing policy (8)	✓
Last decision on change in rates	Oct 2010	Dec 2009	July 2006	N/A	May 2010
(1)	The authorized return on rate base, return on equity, and percentage of equity were those authorized as of December 31, 2010.
(2)	Estimates based on principles consistent with utility ratemaking in each jurisdiction.
(3)	Estimated based on 13-month average.
(4)	Involves frozen rates.
(5)
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

(6)	Decoupled and straight-fixed-variable rate designs allow for the recovery of fixed customer service costs separately from assumed natural gas volumes used by our customers.
(7)
Includes programs that update or expand our distribution systems and liquefied natural gas facilities. These programs include the program at Atlanta Gas Light and the utility infrastructure program at Elizabethtown Gas.

(8)	Involves the recovery of a portion of net synergy savings achieved on future acquisitions.

Environmental Remediation Costs

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. The following table provides more information on the costs related to remediation of our former operating sites.

In millions	Cost estimate range	Amount recorded	Expected costs over next twelve months
Georgia and Florida	$57 - $105	$57	$3
New Jersey	75 - 138	75	10
North Carolina	11 - 16	11	1
Total	$143 - $259	$143	$14

We report these estimates on an undiscounted basis. As we continue to conduct the actual remediation and enter into cleanup contracts, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. These estimates contain various engineering uncertainties, and we regularly attempt to refine and update these engineering estimates. We primarily recover these costs through rate riders.

See item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates”, for additional information about our environmental remediation liabilities. Also see Item 8, “Financial Statements and Supplementary Data”, and Note 10, “Commitment and Contingencies”, for information on our environmental remediation efforts.

Competition and Customer Demand

All of our utilities face competition from other energy products. Our principal competition is from electric utilities and oil and propane providers serving the residential and commercial markets throughout our service areas. Additionally, the potential displacement or replacement of natural gas appliances with electric appliances is a competitive factor.

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

Glossary of Key Terms

While there has been some improvement in the economic conditions within the areas we serve, there continue to be high rates of unemployment and depressed housing markets with high inventories, significantly reduced new home construction and a slow-down in new commercial development. As a result, we have experienced slight customer losses in our distribution operations segment.

Our year-over-year consolidated utility customer loss rate was (0.1)% in 2010, compared to (0.3)% for 2009. We anticipate overall competition and customer trends in 2011 to be similar to our 2010 results.

We continue to mitigate the effects of the current economic conditions on our business through our use of a variety of targeted marketing programs designed to attract new customers and to retain existing customers. These efforts include working to add residential customers, multifamily complexes and commercial customers who use natural gas for purposes other than space heating, as well as evaluating and launching new natural gas related programs, products and services to enhance customer growth, mitigate customer attrition and increase operating revenues.

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

We work with regulators and state agencies in each of our jurisdictions to educate customers throughout the year about energy costs in advance of the Heating Season, and to ensure that those customers qualifying for the Low Income Home Energy Assistance Program and other similar programs receive any needed assistance and we expect to continue this focus for the foreseeable future. We have also worked with the Virginia Commission and the New Jersey BPU to educate our customers about energy efficiency and conservation and to provide rebates and other incentives for the purchase of high-efficiency natural gas-fueled equipment.

Capital Projects

We continue to focus on capital discipline and cost control, while moving ahead with projects and initiatives that we expect will have current and future benefits, provide an appropriate return on invested capital and ensure the safety, reliability and integrity of our utility infrastructure. The table below and the following discussions provide updates on some of our larger capital projects at our distribution operations segment. Our anticipated expenditures for these programs in 2011 are discussed in ‘Liquidity and Capital Resources’ under the caption ‘Cash Flows from Financing Activities’.
In millions	Expenditures in 2010	Anticipated completion
Pipeline replacement program	$81	2013
Integrated System Reinforcement Program	54	2012
Integrated Customer Growth Program	5	2012
Enhanced infrastructure program	46	2011
Total	$186

Atlanta Gas Light In October 2009, the Georgia Commission approved Atlanta Gas Light’s STRIDE program. As approved, STRIDE is comprised of the ongoing pipeline replacement program, which was started in 1998 and the new Integrated System Reinforcement Program (i-SRP).

The purpose of the i-SRP program under STRIDE is to upgrade Atlanta Gas Light’s distribution system and liquefied natural gas facilities in Georgia, improve its system reliability and operational flexibility, and create a platform to meet long-term forecasted growth. Under STRIDE, Atlanta Gas Light is required to file an updated ten-year forecast of infrastructure requirements under i-SRP along with a new three-year construction plan every three years for review and approval by the Georgia Commission.

In January 2010, the Georgia Commission also approved the Integrated Customer Growth Program (i-CGP) under STRIDE which authorized Atlanta Gas Light to extend Atlanta Gas Light’s pipeline facilities to serve customers without pipeline access and create new economic development opportunities in Georgia.

Elizabethtown Gas In 2009, the New Jersey BPU approved an accelerated enhanced infrastructure program, which was created in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. A regulatory cost recovery mechanism has been established whereby estimated rates go into effect at the beginning of each year. At the end of the program the regulatory cost recovery mechanism will be trued-up and any remaining costs not previously collected will be included in base rates. In December 2010, Elizabethtown Gas made a request to the New Jersey BPU to spend an additional $40 million under this program to be spent in 2011 and 2012. The outcome of this request is still pending.
Glossary of Key Terms

Collective Bargaining Agreements

The following table provides information about our natural gas utilities’ collective bargaining agreements.

	# of Employees	Contract Expiration Date
Virginia Natural Gas International Brotherhood of Electrical Workers (Local No. 50)	125	May 2012
Elizabethtown Gas Utility Workers Union of America (Local No. 424)	167	Nov 2011
Total	292

Our current collective bargaining agreements do not require our participation in multiemployer retirement plans and we have no obligation to contribute to any such plans. These agreements represent approximately 11% of our total employees and we believe that our relations with them are good.

Retail Energy Operations

Our retail energy operations segment consists of SouthStar, a joint venture currently owned 85% by our subsidiary, Georgia Natural Gas Company, and 15% by Piedmont. SouthStar markets natural gas and related services under the trade name Georgia Natural Gas to retail customers on an unregulated basis, primarily in Georgia. SouthStar also serves retail customers in Ohio and Florida and markets natural gas to larger commercial and industrial customers in Alabama, Tennessee, North Carolina, South Carolina, Florida and Georgia.

SouthStar expanded into the Ohio market in 2006, principally through being awarded supply agreements using retail choice programs. We continue to monitor and evaluate other states where natural gas choice programs may offer potential future markets and sources for growth.

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

SouthStar’s operations are sensitive to seasonal weather, natural gas prices, customer growth and consumption patterns similar to those affecting our utility operations. SouthStar’s retail pricing strategies and the use of a variety of hedging strategies, such as the use of futures, options, swaps, weather derivative instruments and other risk management tools, help to ensure retail customer costs are covered to mitigate the potential effect of these issues and commodity price risk on its operations. For more information on SouthStar’s energy marketing and risk management activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.”

Competition SouthStar competes with other energy Marketers to provide natural gas and related services to customers in Georgia and the Southeast. In the Georgia market, SouthStar is the largest of eleven Marketers, with average customers of approximately 500,000 over the last three years and market share of 33%.

In recent years, increased competition and the heavy promotion of fixed price plans by SouthStar’s competitors has resulted in increased pressure on retail natural gas margins. In response to these market conditions SouthStar’s residential and commercial customers have been migrating to fixed price plans, which, combined with increased competition from other Marketers, has impacted SouthStar’s customer growth as well as margins.

In addition, similar to our natural gas utilities, SouthStar faces competition based on customer preferences for natural gas compared to other energy products and the comparative prices of those products. Natural gas price volatility in the wholesale natural gas commodity market has also contributed to an increase in competition for residential and commercial customers. SouthStar continues to use a variety of targeted marketing programs to attract new customers and to retain existing customers.

Operations SouthStar generates revenues primarily in three ways. The first is through the sale of natural gas to residential, commercial and industrial customers, primarily in Georgia where SouthStar captures a spread between wholesale and retail natural gas prices.

The second way SouthStar generates revenues is through the collection of monthly service fees and customer late payment fees. SouthStar evaluates the combination of these two retail price components to ensure such pricing is structured to cover related retail customer costs, such as bad debt expense, customer service and billing, and lost and unaccounted-for gas, and to provide a reasonable profit, as well as being competitive to attract new customers and maintain market share.
Glossary of Key Terms

The third way SouthStar generates revenues is through its commercial operations of optimizing storage and transportation assets and effectively managing commodity risk, which enables SouthStar to maintain competitive retail prices and operating margin. SouthStar is allocated storage and pipeline capacity from Atlanta Gas Light that is used to supply natural gas to its customers in Georgia. Through hedging transactions, SouthStar manages exposures arising from changing commodity prices by using natural gas storage transactions to capture operating margin from natural gas pricing differences that occur over time. SouthStar’s risk management policies allow the use of derivative instruments for hedging and risk management purposes but prohibit the use of derivative instruments for speculative purposes.

Wholesale Services

Our wholesale services segment consists primarily of Sequent, our wholly-owned subsidiary involved in asset management and optimization, storage, transportation, producer and peaking services and wholesale marketing. The wholesale services segment also includes our wholly-owned subsidiary Compass Energy (Compass), which we acquired in 2007. Compass provides natural gas supply and services to commercial, industrial and governmental customers primarily in Kentucky, Ohio, Pennsylvania, Virginia and West Virginia. Compass contributed $2 million of EBIT in 2010 and zero in 2009.

Sequent utilizes a portfolio of natural gas storage assets, contracted supply from all of the major producing regions, as well as contracted storage and transportation capacity across the Gulf Coast, Eastern, Midwestern and Western sections of the United States and Canada to provide these services to its customers, consisting primarily of electric and natural gas utilities, power generators and large industrial customers. Sequent’s logistical expertise enables it to provide its customers with natural gas from the major producing regions and market hubs in the United States and Canada and meet its delivery requirements and customer obligations at competitive prices by leveraging its portfolio of natural gas storage assets and contracted natural gas supply, transportation and storage capacity.

Sequent’s portfolio of storage and transportation capacity also enables it to generate additional operating margin by optimizing the contracted assets through the application of its wholesale market knowledge and risk management skills as the opportunities arise in the Gulf Coast, Eastern, Midwestern and Western sections of the United States and Canada. These asset optimization opportunities focus on capturing the value from idle or underutilized assets, typically by participating in transactions to take advantage of volatility in pricing differences between varying geographic locations and time horizons (location and seasonal spreads) within the natural gas supply, storage and transportation markets to generate earnings. Sequent seeks to mitigate the commodity price and volatility risks and protect its operating margin through a variety of risk management and economic hedging activities.

Sequent’s earnings are largely impacted by volatility in the natural gas marketplace. Volatility arises from a number of factors such as weather fluctuations or the change, supply, or demand for natural gas in different regions of the country. In December 2010, cold weather in the Northeast and Mid-Atlantic sections of the United States created not only customer demand for natural gas but also volatility, enabling Sequent to generate a large portion (approximately 25%) of its full year 2010 operating margin.

While this cold weather in December 2010 contributed to volatility in the marketplace, overall Sequent experienced reduced volatility in 2010 and continues to expect lower volatility brought on by a robust natural gas supply and ample storage in the market. This volatility is partially reflected in the year-over-year $14 million decline in economic value or operating revenues expected to be recorded in future periods associated with its existing natural gas storage inventory as discussed under energy marketing activities, as well as its transportation portfolio. Also contributing to the year-over-year decline is the impact of decreased gains on the derivative financial instruments used to hedge Sequent’s storage and transportation positions.

Competition Sequent competes for asset management, long-term supply and seasonal peaking service contracts with other energy wholesalers, often through a competitive bidding process. Sequent is able to price competitively by utilizing its portfolio of contracted storage and transportation assets and by renewing and adding new contracts at prevailing lower rates. Sequent will further continue to broaden its market presence in the Pacific Northwest section of the United States and Canada, as well as pursue additional opportunities with power generation companies located in the areas of the country it operates. Sequent is also focused on building its fee based services in part to have a source of operating margin that is less impacted by volatility in the marketplace.

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

Glossary of Key Terms

Sequent has entered into asset management agreements with our affiliated utilities that include profit sharing mechanisms and fixed fee payments that require Sequent to make aggregate annual minimum payments of $10 million in 2011. These agreements are scheduled to expire over the next three years. The following table provides payments made under these agreements during the last three years.

	Profit sharing / fee payments
In millions	2010	2009	2008
Atlanta Gas Light	$4	$16	$9
Elizabethtown Gas	10	11	5
Chattanooga Gas	4	4	4
Virginia Natural Gas	5	7	2
Florida City Gas	1	1	1
Total	$24	$39	$21

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

Natural Gas Storage Inventory and Transactions Sequent maintains natural gas storage balances for volumes associated with energy marketing activities and parked gas transactions and records these within natural gas stored underground inventory on our Consolidated Statement of Financial Position. Further and generally in connection with non-affiliated asset management transactions, Sequent’s recorded natural gas stored underground inventory includes volumes of natural gas it manages for its customers by purchasing the natural gas inventory from and physically delivering volumes of natural gas back to its customers based on specific delivery dates. The cost at which Sequent purchases the volumes of natural gas from its customers or WACOG is also the same price at which Sequent sells the natural gas volumes to the customer. Consequently, Sequent makes no margin on the purchase and sale of the natural gas but makes operating margin through its natural gas storage optimization activities of these volumes under management. As of December 31, 2010, Sequent has recorded $283 million of natural gas stored underground inventory within our Consolidated Statement of Financial Position, representing 68 Bcf at an overall WACOG of $4.16.

Energy Marketing Activities Sequent purchases natural gas for storage when the current market price it pays plus the cost for transportation and storage is less than the market price it anticipates it could receive in the future. Sequent attempts to mitigate substantially all of the commodity price risk associated with its storage portfolio and uses derivative instruments to reduce the risk associated with future changes in the price of natural gas. Sequent sells NYMEX futures contracts or OTC derivatives in forward months to substantially lock in the operating revenue it will ultimately realize when the stored gas is actually sold.

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
Glossary of Key Terms

Sequent’s expected natural gas withdrawals from physical salt-dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues are net of the estimated impact of profit sharing under our asset management agreements and reflect the amounts that are realizable in future periods based on the inventory withdrawal schedule and forward natural gas prices at December 31, 2010 and 2009. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of a substantially fixed margin, timing notwithstanding.

	Withdrawal schedule
	(in Bcf)		Expected
	Salt-dome (WACOG $3.70)	Reservoir (WACOG $3.74)	operating revenues (in millions)
2011
First quarter	2	22	$13
Second quarter	1	1	1
Third quarter	-	1	1
Fourth quarter	1	-	1
Total at Dec. 31, 2010	4	24	$16
Total at Dec. 31, 2009	-	19	$30

If Sequent’s storage withdrawals associated with existing inventory positions are executed as planned, it expects operating revenues from storage withdrawals of approximately $16 million during the next twelve months. This will change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate.

For more information on Sequent’s energy marketing and risk management activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.”

Park and Loan Transactions Sequent routinely enters into park and loan transactions with various pipelines and storage facilities, which allow Sequent to park gas on, or borrow gas from, the pipeline in one period and reclaim gas from, or repay gas to, the pipeline in a subsequent period. For these services, Sequent charges rates which include the retention of natural gas lost and unaccounted for in-kind. The economics of these transactions are evaluated and price risks are managed in much the same way as traditional reservoir and salt-dome storage transactions are evaluated and managed.

Sequent enters into forward NYMEX contracts to hedge the natural gas price risk associated with its park and loan transactions. While the hedging instruments mitigate the price risk associated with the delivery and receipt of natural gas, they can also result in volatility in Sequent’s reported results during the period before the initial delivery or receipt of natural gas. During this period, if the forward NYMEX prices in the months of delivery and receipt do not change in equal amounts, Sequent will report a net unrealized gain or loss on the hedges. Once gas is delivered under the park and loan transaction, earnings volatility is essentially eliminated since the park and loan transaction contains an embedded derivative, which is also marked to market and would substantially offset subsequent changes in value of the forward NYMEX contracts used to hedge the park and loan transaction.

Energy Investments

Our energy investments segment includes a number of businesses that are related and complementary to our primary business. The most significant of these businesses is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome caverns and other storage assets in the Gulf Coast region of the United States. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, the majority of our natural gas storage facilities are covered under a portfolio of short, medium and long-term contracts at a fixed market rate. We generally have had approximately 90% to 95% of Jefferson Island’s working natural gas capacity under firm subscription. As Golden Triangle Storage begins full commercial operations during the first quarter of 2011, it will market its remaining available working natural gas capacity taking into consideration the prevailing market conditions in establishing rates and tenor of capacity contracts.

Jefferson Island This wholly-owned subsidiary operates a salt-dome storage and hub facility in Louisiana, approximately eight miles from the Henry Hub. It currently consists of two salt-dome storage caverns with 7.5 Bcf of working gas capacity, 0.7 Bcf per day of withdrawal capacity and 0.4 Bcf per day of injection capacity. The storage facility is regulated by the Louisiana Department of Natural Resources and by the FERC, which has regulatory authority over storage and transportation services. Jefferson Island provides storage and hub services through its direct connection to the Henry Hub and its interconnections with eight pipelines in the area. Jefferson Island currently has 6.9 Bcf under firm subscription, which represents approximately 92% of its working natural gas capacity. This level of firm subscription has remained consistent over the last three years.

In December 2009, the Louisiana Mineral and Energy Board approved an operating agreement between Jefferson Island and the State of Louisiana. In June 2010, Jefferson Island filed a permit application with the Louisiana Department of Natural Resources to expand its natural gas storage facility through the addition of two caverns. Despite the opposition of a local group, we anticipate receiving approval during the second half of 2011. When completed the additional two caverns would expand the total working gas capacity at Jefferson Island from 7.5 Bcf to approximately 19.5 Bcf of working gas capacity.
Glossary of Key Terms

Golden Triangle Storage Our wholly-owned subsidiary, Golden Triangle Storage, a new salt-dome storage facility in the Gulf Coast region of the United States, is designed for an initial 12 Bcf of working natural gas capacity and total cavern capacity of 18 Bcf. The facility potentially can be expanded to a total of five caverns with approximately 38 Bcf of working natural gas storage capacity in the future. The storage facility is regulated by the FERC. Golden Triangle Storage completed an approximately nine-mile dual 24” natural gas pipeline to connect the storage facility with three interstate and three intrastate pipelines.

The first cavern with 6 Bcf of working capacity began commercial service in September 2010. The second cavern, with an expected 6 Bcf of working capacity, is expected to be in service in mid-2012. Golden Triangle Storage currently has 2 Bcf under firm subscription, which represents approximately 33% of its current working natural gas capacity.

Our current estimate to complete both caverns, based on current prices for labor, materials and pad gas, is approximately $325 million. We have spent approximately $112 million in capital expenditures for this project in 2010. The actual project costs depend upon the facility’s configuration, materials, drilling costs, financing costs and the amount and cost of pad gas, which includes volumes of non-working natural gas used to maintain the operational integrity of the cavern facility. The costs for approximately 90% of these items have been fixed and are not subject to continued variability during construction. We are not able to predict whether these costs of construction will continue to increase, moderate or decrease from current levels, as there could be continued volatility in the construction cost estimates.

Competition Our natural gas storage facilities compete with natural gas facilities in the Gulf Coast region of the United States as the majority of the existing and proposed high deliverability salt-dome natural gas storage facilities in North America are located in the Gulf Coast region. Salt caverns have also been leached from bedded salt formations in the Northeastern and Midwestern states. Storage values have declined over the past year due to low gas prices and low volatility and we expect this to continue in 2011.

AGL Networks In July 2010, we sold AGL Networks, our telecommunication business that constructed and operated conduit fiber infrastructure within select metropolitan areas. This sale did not have a material effect on our consolidated results of operations, cash flows or financial condition.

Corporate

Our corporate segment includes our nonoperating business units. AGL Services Company is a service company we established to provide certain centralized shared services to our operating segments. We allocate substantially all of AGL Services Company’s operating expenses and interest costs to our operating segments in accordance with state regulations.

AGL Capital, our wholly-owned finance subsidiary, provides for our ongoing financing needs through a commercial paper program, the issuance of various debt and hybrid securities, and other financing arrangements. Our corporate segment also includes intercompany eliminations for transactions between our operating business segments. Our EBIT results include the impact of these allocations to the various operating segments.

Employees

As of February 1, 2011, we had 2,621 employees.

Additional Information

For additional information on our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Results of Operations” and “Note 12, Segment Information,” set forth in Item 8, “Financial Statements and Supplementary Data.”

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

AGL Resources Inc.
Investor Relations - Dept. 1071
P.O. Box 4569
Atlanta, GA 30302-4569
404-584-4000

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for our 2011 annual meeting of shareholders. We expect to file that Proxy Statement with the SEC on or about March 14, 2011, and we will make it available on our website as soon as reasonably practicable. Please refer to the Proxy Statement when it is available.

Glossary of Key Terms

Additionally, our corporate governance guidelines, code of ethics, code of business conduct and the charters of each committee of our Board of Directors are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 introduced a comprehensive new regulatory framework for swaps and security-based swaps. Although the SEC and other regulators are still in the process of adopting rules to implement the new framework, it is possible that Sequent, or other aspects of AGL Resources’ operations, could be subject to the new regulations, depending on the ultimate definitions of key terms in the Dodd-Frank Act such as “swap,” “swap dealer” and “major swap participant.”

We could incur significant compliance costs if we must adjust to new regulations. In addition, as the regulatory environment for our industry increases in complexity, the risk of inadvertent noncompliance could also increase. If we fail to comply with applicable regulations, whether existing or new ones, we could be subject to fines, penalties or other enforcement action by the authorities that regulate our operations, or otherwise be subject to material costs and liabilities. This may require increased use of working capital for Sequent.

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

Glossary of Key Terms

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

Presently there are no federally mandated greenhouse gas reduction requirements in the United States. However, there are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

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

Glossary of Key Terms

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

The slowdown in the United States economy, along with increased mortgage defaults, and significant decreases in new home construction, home values and investment assets, has adversely impacted the financial well-being of many households in the United States. We cannot predict if the administrative and legislative actions to address this situation will be successful in reducing the severity or duration of this recession. As a result, our customers may use less gas in future Heating Seasons and it may become more difficult for them to pay their natural gas bills. This may slow collections and lead to higher than normal levels of accounts receivables, bad debt and financing requirements.

A significant portion of our accounts receivable is subject to collection risks, due in part to a concentration of credit risk in Georgia and at Sequent.

We have accounts receivable collection risk in Georgia due to a concentration of credit risk related to the provision of natural gas services to Marketers. At December 31, 2010, Atlanta Gas Light had eleven certificated and active Marketers in Georgia , four of which (based on customer count and including SouthStar) accounted for approximately 31% of our consolidated operating margin for 2010. As a result, Atlanta Gas Light depends on a concentrated number of customers for revenues. The provisions of Atlanta Gas Light’s tariff allow it to obtain security support in an amount equal to no less than two times a Marketer’s highest month’s estimated bill in the form of cash deposits, letters of credit, surety bonds or guaranties. The failure of these Marketers to pay Atlanta Gas Light could adversely affect Atlanta Gas Light’s business and results of operations and expose it to difficulties in collecting Atlanta Gas Light’s accounts receivable. AGL Resources provides a guarantee to Atlanta Gas Light as security support for SouthStar. Additionally, SouthStar markets directly to end-use customers and has periodically experienced credit losses as a result of severe cold weather or high prices for natural gas that increase customers’ bills and, consequently, impair customers’ ability to pay.

Sequent often extends credit to its counterparties. Despite performing credit analyses prior to extending credit and seeking to effectuate netting agreements, Sequent is exposed to the risk that it may not be able to collect amounts owed to it. If the counterparty to such a transaction fails to perform and any collateral Sequent has secured is inadequate, Sequent could experience material financial losses. Further, Sequent has a concentration of credit risk, which could subject a significant portion of its credit exposure to collection risks. Approximately 56% of Sequent’s credit exposure, excluding $61 million of customer deposits, is concentrated in its top 20 counterparties. Most of this concentration is with counterparties that are either load-serving utilities or end-use customers that have supplied some level of credit support. Default by any of these counterparties in their obligations to pay amounts due Sequent could result in credit losses that would negatively impact our wholesale services segment.

The asset management arrangements between Sequent and our local distribution companies, and between Sequent and its nonaffiliated customers, may not be renewed or may be renewed at lower levels, which could have a significant impact on Sequent’s business.

Sequent currently manages the storage and transportation assets of our affiliates Atlanta Gas Light, Chattanooga Gas, Elizabethtown Gas, Elkton Gas, Florida City Gas, and Virginia Natural Gas and shares profits it earns from the management of those assets with those customers and their respective customers, except at Elkton Gas where Sequent is assessed annual fixed-fees payable in monthly installments. Entry into and renewal of these agreements are subject to regulatory approval. The asset management agreement for Elizabethtown Gas expires in March 2011 and we are currently working with the New Jersey BPU to extend this agreement for an additional three years. The agreements for Atlanta Gas Light and Virginia Natural Gas are subject to renewal in March 2012. Additionally, the agreement with Florida City Gas expires in March 2013 and the agreement with Chattanooga Gas expires in March 2014.

Sequent also has asset management agreements with certain nonaffiliated customers. Sequent’s results could be significantly impacted if these agreements are not renewed or are amended or renewed with less favorable terms.

Glossary of Key Terms

We are exposed to market risk and may incur losses in wholesale services and retail energy operations.

The commodity, storage and transportation portfolios at Sequent and the commodity and storage portfolios at SouthStar consist of contracts to buy and sell natural gas commodities, including contracts that are settled by the delivery of the commodity or cash. If the values of these contracts change in a direction or manner that we do not anticipate, we could experience financial losses from our trading activities. Based on a 95% confidence interval and employing a 1-day holding period for all positions, Sequent’s and SouthStar’s portfolio of positions as of December 31, 2010 had a 1-day holding period VaR of $1.6 million and less than $0.1 million, respectively.

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

We have a WNA mechanism for Elizabethtown Gas and Chattanooga Gas that partially offsets the impact of unusually cold or warm weather on residential and commercial customer billings and our operating margin. At Elizabethtown Gas we could be required to return a portion of any WNA surcharge to its customers if Elizabethtown Gas’ return on equity exceeds its authorized return on equity of 10.3%.

Additionally, Virginia Natural Gas has a WNA mechanism for its residential customers that partially offsets the impacts of unusually cold or warm weather. In September 2007, the Virginia Commission approved Virginia Natural Gas’ application for an Experimental Weather Normalization Adjustment Rider (the Rider) for its commercial customers. The Rider applied to the 2007 and 2008 Heating Seasons. In September 2009 the Rider was extended to September 2011.

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

Sequent focuses on capturing the value from idle or underutilized energy assets, typically by executing transactions that balance the needs of various markets and time horizons. Sequent is exposed to the risk that counterparties to our transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative hedging arrangements, honor the underlying commitment at then-current market prices or return a significant portion of the consideration received for gas. In such events, we may incur additional losses to the extent of amounts, if any, already paid to or received from counterparties.

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

Glossary of Key Terms

We have confirmed ten sites in Georgia and three in Florida where we own all or part of an MGP site. One additional former MGP site has been recently identified adjacent to an existing MGP remediation site. Precise engineering soil and groundwater clean up estimates are not available and considerable variability exists with this potential new site. We are required to investigate possible environmental contamination at those MGP sites and, if necessary, clean up any contamination. As of December 31, 2010, the soil and sediment remediation program was substantially complete for all Georgia sites, except for a few remaining areas of recently discovered impact, although groundwater cleanup continues. As of December 31, 2010, projected costs associated with the MGP sites associated with Atlanta Gas Light range from $57 million to $105 million. For elements of the MGP program where we still cannot provide engineering cost estimates, considerable variability remains in future cost estimates.

In addition, we are associated with former sites in New Jersey and North Carolina. Material cleanups of these sites have not been completed nor are precise estimates available for future cleanup costs and therefore considerable variability remains in future cost estimates. For the New Jersey sites, cleanup cost estimates range from $75 million to $138 million. Costs have been estimated for one site in North Carolina and range from $11 million to $16 million.

Inflation and increased gas costs could adversely impact our ability to control operating expenses, increase our level of indebtedness and adversely impact our customer base.

Inflation has caused increases in certain operating expenses that have required us to replace assets at higher costs. We attempt to control costs in part through implementation of best practices and business process improvements, many of which are facilitated through investments in information systems and technology. We have a process in place to continually review the adequacy of our utility gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates. Historically, we have been able to control operating expenses and investments within the amounts authorized to be collected in rates, and we intend to continue to do so. However, any inability by us to control our expenses in a reasonable manner would adversely influence our future results.

Rapid increases in the price of purchased gas cause us to experience a significant increase in short-term debt because we must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow our utility collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher-than-normal accounts receivable. This situation results in higher short-term debt levels and increased bad debt expense. Should the price of purchased gas increase significantly during the upcoming Heating Season, we would expect increases in our short-term debt, accounts receivable and bad debt expense during 2011.

Finally, higher costs of natural gas in recent years have already caused many of our utility customers to conserve in the use of our gas services and could lead to even more customers utilizing such conservation methods or switching to other competing products. The higher costs have also allowed competition from products utilizing alternative energy sources for applications that have traditionally used natural gas, encouraging some customers to move away from natural gas fired equipment to equipment fueled by other energy sources. However, natural gas prices are expected to remain lower than they have been for the last few years as a result of a robust natural gas supply, the weak economy and ample storage.

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

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the value of our pension funds. In these circumstances, we may be required to recognize an increased pension expense or a charge to our other comprehensive income to the extent that the pension fund values are less than the total anticipated liability under the plans. Market declines in the second half of 2008 resulted in significant losses in the value of our pension fund assets. Although the market made a recovery in 2009 and 2010 our pension fund assets are not at the levels they were prior to the market decline in 2008. As a result, based on the current funding status of the plans, we would be required to make a minimum contribution to the plans of approximately $23 million in 2011. We are planning to make additional contributions in 2011 up to $38 million, for a total of up to $61 million, in order to preserve the current level of benefits under the plans and in accordance with the funding requirements of The Pension Protection Act of 2006 (Pension Protection Act). As of December 31, 2010 our pension plans assets represented 65% of our total pension plan obligations.

Glossary of Key Terms

For more information regarding some of these obligations, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations and Commitments” and the subheading “Pension and Postretirement Obligations” and Note 5 “Employee Benefit Plans,” set forth in Item 8, “Financial Statements and Supplementary Data.”

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

The global credit markets have experienced significant disruption and volatility in recent years. While the commercial paper market has stabilized it has not returned to its pre-recession state. As of December 31, 2010, we had $732 million in commercial paper outstanding and no outstanding borrowings under our Credit Facility, Bridge Facility or Term Loan Facility. Subsequent to December 31, 2010, we drew a portion of the Term Loan Facility to help repay our senior notes that matured in January 2011.

During 2010, our borrowings under our Credit Facility along with our commercial paper were primarily used to purchase natural gas inventories for the current Heating Season. The amount of our working capital requirements in the near-term will primarily depend on the market price of natural gas and weather. Higher natural gas prices may adversely impact our accounts receivable collections and may require us to increase borrowings under our credit facility to fund our operations.

While we believe we can meet our capital requirements from our operations and our available sources of financing, we can provide no assurance that we will continue to be able to do so in the future, especially if the market price of natural gas increases significantly in the near-term. The future effects on our business, liquidity and financial results due to market disruptions could be material and adverse to us, both in the ways described above, or in ways that we do not currently anticipate.

If we breach any of the financial covenants under our various credit facilities, our debt service obligations could be accelerated.

Our existing Credit Facility, Bridge Facility, Term Loan Facility and the SouthStar line of credit contain financial covenants. If we breach any of the financial covenants under these agreements, our debt repayment obligations under them could be accelerated. In such event, we may not be able to refinance or repay all our indebtedness, which would result in a material adverse effect on our business, results of operations and financial condition.

A downgrade in our credit rating could negatively affect our ability to access capital.

Our senior unsecured debt is currently assigned investment grade credit ratings. If the rating agencies downgrade our ratings, particularly below investment grade, it may significantly limit our access to the commercial paper market and our borrowing costs would increase. In addition, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources would likely decrease.

Glossary of Key Terms

Additionally, if our credit rating by either S&P or Moody’s falls to non-investment grade status, we will be required to provide additional support for certain customers of our wholesale business. In December 2010, after we announced the proposed merger with Nicor, S&P lowered our outlook from stable to negative watch, but S&P did not change our credit rating. As of December 31, 2010, if our credit rating had fallen below investment grade, we would have been required to provide collateral of approximately $39 million to continue conducting our wholesale services business with certain counterparties.

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

Our Credit Facility, Bridge Facility and Term Loan Facility contain cross-default provisions. Should an event of default occur under some of our debt agreements, we face the prospect of being in default under other of our debt agreements, obligated in such instance to satisfy a large portion of our outstanding indebtedness and unable to satisfy all our outstanding obligations simultaneously.

Risks Related to Our Proposed Merger with Nicor

The merger may not be completed, which could adversely affect our business operations and stock price.

To complete the merger, our shareholders must approve the issuance of shares of our common stock as contemplated by the Merger Agreement and the amendment to our Amended and Restated Articles of Incorporation to increase the number of directors that may serve on our Board of Directors, and Nicor shareholders must approve the Merger Agreement. In addition, we and Nicor must also make certain filings with, and obtain certain other approvals and consents from, various United States federal and state governmental and regulatory authorities.

We have not yet obtained all regulatory clearances, consents and approvals required to complete the merger. Governmental or regulatory agencies could still seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger. If these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Merger Agreement, then we will not be obligated to complete the merger.

In addition, the Merger Agreement contains other customary closing conditions which may not be satisfied or waived. If we are unable to complete the merger, we would be subject to a number of risks, including the following:
Glossary of Key Terms

•	we would not realize the anticipated benefits of the merger, including, among other things increased operating efficiencies
•	the attention of our management may have been diverted to the merger rather than to our operations and the pursuit of other opportunities that could have been beneficial to us
•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company
•
we will have been subject to certain restrictions on the conduct of our business, which may prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities while the merger is pending

•	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

We are required to pay Nicor a termination fee and the reimbursement of merger-related out-of-pocket expenses if we terminate the merger under certain circumstances specified in the Merger Agreement.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or the trading price of our common stock.

The market price of our common stock after the merger may be affected by factors different from those affecting the shares of AGL Resources or Nicor currently.

Our businesses differ from those of Nicor in important respects and, accordingly, the results of operations of the combined company and the market price of our shares of common stock following the merger may be affected by factors different from those currently affecting the results of our operations.

The merger is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

To complete the merger, we and Nicor need to obtain approvals or consents from, or make filings with, a number of United States federal and state public utility, antitrust and other regulatory authorities.

While we believe that we will receive  the required statutory approvals and other clearances for the merger, there can be no assurance as to the receipt or timing of receipt of these approvals and clearances. If such approvals and clearances are received, they may impose terms (i) that do not satisfy the conditions set forth in the Merger Agreement, which could permit us or Nicor to terminate the Merger Agreement or (ii) that could reasonably be expected to have a detrimental impact on the combined company following completion of the merger. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents could prevent the completion of the merger or have an adverse effect on the anticipated benefits of the merger, thereby impacting the business, financial condition or results of operations of the combined company.

Even after the statutory antitrust law waiting period has expired, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest.

We are subject to contractual restrictions in the Merger Agreement that may hinder operations pending the merger.

The Merger Agreement restricts each company, without the other’s consent, from making certain acquisitions and taking other specified actions until the merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement.

We will be subject to various uncertainties while the merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers, or customers.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our abilities to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change or terminate existing business relationships with us or not enter into new relationships or transactions.

Employee retention and recruitment may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or fail to continue employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be adversely affected. Furthermore, the combined company’s operational and financial performance following the merger could be adversely affected if it is unable to retain key employees and skilled workers. The loss of the services of key employees and skilled workers and their experience and knowledge regarding our business could adversely affect the combined company’s future operating results and the successful ongoing operation of its businesses.

Glossary of Key Terms

Pending shareholder suits could delay or prevent the closing of the merger or otherwise adversely impact our business and operations.

Several class action lawsuits have been brought by purported Nicor shareholders challenging Nicor’s proposed merger with us. The complaints allege that we aided and abetted alleged breaches of fiduciary duty by Nicor’s Board of Directors. The shareholder actions seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from completing the proposed merger and, in certain circumstances, damages. No assurances can be given as to the outcome of these lawsuits, including the costs associated with defending these lawsuits or any other liabilities or costs the parties may incur in connection with the litigation or settlement of these lawsuits. Furthermore, one of the conditions to closing the merger is that there are no injunctions issued by any court preventing the completion of the transactions. No assurance can be given that these lawsuits will not result in such an injunction being issued which could prevent or delay the closing of the Merger Agreement.

The merger may not be accretive to our earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common shares.

We currently anticipate that the merger will be neutral to our earnings per share in the first full year following the completion of the merger and accretive thereafter. This expectation is based on preliminary estimates which may materially change. We may encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the merger or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of our common shares.

If the merger is completed, the anticipated benefits of combining Nicor with us may not be realized.

We entered into the Merger Agreement with the expectation that the merger would result in various benefits, including, among other things, increased operating efficiencies and reduced costs.

Although we expect to achieve the anticipated benefits of the merger, achieving them is subject to a number of uncertainties, including:

•
whether United States federal and state public utility, antitrust and other regulatory authorities whose approval is required to complete the merger impose conditions on the merger, which may have an adverse effect on the combined company, including its ability to achieve the anticipated benefits of the merger

•	the ability of the two companies to combine certain of their operations or take advantage of expected growth opportunities
•	general market and economic conditions
•	general competitive factors in the marketplace
•	higher than expected costs required to achieve the anticipated benefits of the merger.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues or net income of the combined company.

The integration of AGL Resources and Nicor following the merger will present significant challenges that may result in a decline in the anticipated potential benefits of the merger.

The merger involves the combination of two companies that previously operated independently. The difficulties of combining the companies’ operations include:

•	combining the best practices of two companies, including utility operations, non-regulated energy marketing operations and staff functions
•	coordinating geographically separated organizations, systems and facilities
•	integrating personnel with diverse business backgrounds and organizational cultures
•	moving our operating headquarters for our gas distribution business to Naperville, Illinois
•	reducing the costs associated with each company’s operations
•	preserving important relationships of both AGL Resources and Nicor and resolving potential conflicts that may arise.

The process of combining operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the merger.

We will incur significant transaction, merger-related and restructuring costs in connection with the merger.

We expect to incur costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the merger. The combined company also will incur restructuring and integration costs in connection with the merger. We are in the early stages of assessing the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the businesses. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either AGL Resources or Nicor or the combined company. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all.
Glossary of Key Terms

Current shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management of the combined company.

Upon completion of the merger we expect to issue up to approximately 38.6 million shares of common stock to Nicor shareholders in connection with the Merger Agreement. As a result, our current shareholders are expected to hold approximately 67% of the total shares of our common stock outstanding immediately following the completion of the proposed merger.

If the merger occurs, each of our shareholders will remain a shareholder of AGL Resources with a percentage ownership of the combined company that is significantly smaller than the shareholder’s percentage ownership of AGL Resources prior to the merger. As a result of these reduced ownership percentages, our shareholders will have less influence on the management and policies of the combined company than they now have with respect to us.

The combined company will record goodwill that could become impaired and adversely affect the combined company’s operating results.

We will account for the merger as a purchase in accordance with GAAP. Under the purchase method of accounting, the assets and liabilities of Nicor will be recorded, as of the date of completion of the merger, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations issued after completion of the merger will reflect Nicor balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Nicor for periods prior to the merger. Following completion of the merger, the earnings of the combined company will reflect purchase accounting adjustments.

Under the purchase method of accounting, the total purchase price will be allocated to Nicor’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the merger. The fair value of Nicor's tangible and intangible assets and liabilities subject to the rate setting practices of their regulators approximate their carrying value. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the merger will result in the creation of goodwill based upon the application of purchase accounting. To the extent the value of goodwill or intangibles becomes impaired, the combined company may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company’s operating results.

Our inability to obtain the financing necessary to complete the transaction could delay or prevent the completion of the merger.

We intend to finance the cash portion of the merger consideration with debt financing. AGL Capital (as borrower) and AGL Resources (as guarantor), entered into the Bridge Facility in December 2010, which may be used to partially finance the cash portion of the merger and pay related fees and expenses in the event that permanent financing is not available at the time of the closing of the merger. AGL Resources and/or AGL Capital may issue debt securities, preferred stock, common equity, or other securities, bank loans, or other debt financings in lieu of all or a portion of the drawing under the Bridge Facility.

Under the terms of the Merger Agreement, if all of the conditions to closing are satisfied and the proceeds of the financing or alternative financing necessary to complete the transaction are not available, the Merger Agreement may be terminated by either party. However, such party is not in material breach of its representations, warranties, or covenants in the Merger Agreement. In such event, we may be required to pay Nicor a financing failure fee of $115 million.

Although we have entered into the Bridge Facility, the availability of funds under the Bridge Facility is subject to certain conditions including, among others, the absence of a material adverse effect on AGL Resources or Nicor, pro forma compliance with a consolidated total debt to total capitalization ratio of 70%, the ability of the borrower to achieve certain minimum credit ratings and the ability of the borrower to achieve a certain liquidity level at closing. Although we expect to obtain in a timely manner the financing necessary to complete the pending merger, if we are unable to timely obtain the financing because one of the conditions to the financing fails to be satisfied, the closing of the merger could be significantly delayed or may not occur at all, and we could be obligated to pay Nicor the financial failure fee.

Our indebtedness following the merger will be higher than our existing indebtedness, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and may cause us to issue additional equity in the future, which would increase the dilution of our shareholders or reduce earnings.

In connection with the merger, we will assume Nicor’s outstanding debt and incur additional debt to pay the merger consideration and transactions expenses. Our total indebtedness as of September 30, 2010 was approximately $2.5 billion. Our pro forma total indebtedness as of September 30, 2010, after giving effect to the merger, would have been approximately $4.4 billion (including approximately $0.4 billion of currently payable long-term debt, approximately $1.0 billion of short-term borrowings and approximately $3.0 billion of long-term debt and other long-term obligations).

Glossary of Key Terms

Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows (which after the merger would include the earnings and cash flows of Nicor) for as long as the indebtedness is outstanding.

This increased indebtedness could also have important consequences to shareholders. For example, it could:

•
make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments

•
limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to competitors with less debt

•
require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes

•
result in a downgrade in the credit rating of our indebtedness, which could limit our ability to borrow additional funds or increase the interest rates applicable to our indebtedness (after the announcement of the merger, Standard & Poor's Ratings Services placed its long-term ratings on AGL Resources on negative watch)

•	reduce the amount of credit available to us to support hedging activities
•	result in higher interest expense in the event of increases in interest rates since some of our borrowings are, and will continue to be, at variable rates.

Based upon current levels of operations, we expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under our existing credit agreements, indentures and other instruments governing our outstanding indebtedness, and under the indebtedness of Nicor and its subsidiaries that may remain outstanding after the merger; but there can be no assurance that we will be able to repay or refinance such borrowings and obligations.

We are committed to maintaining and improving our credit ratings. In order to maintain and improve these credit ratings, we may consider it appropriate to reduce the amount of indebtedness outstanding following the merger. This may be accomplished in several ways, including issuing additional shares of common stock or securities convertible into shares of common stock, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that shareholders will hold in the combined company and might reduce the reported earnings per share. The specific measures that we may ultimately decide to use to maintain or improve our credit ratings and their timing, will depend upon a number of factors, including market conditions and forecasts at the time those decisions are made.

Following the merger, shareholders will own equity interests in a company that owns and operates a carrier shipping business, which can present unique risks.

Nicor’s ownership and operation of Tropical Shipping, a carrier of containerized freight in the Bahamas and the Caribbean region, which we anticipate will make up approximately 4% of the combined company's earnings before interest and taxes, or EBIT, will subject the combined company to various risks to which we are not currently subject. These include the costs associated with compliance with the International Ship and Port-facility Security Code and the United States Maritime Transportation Security Act, both of which require extensive security assessments, plans and procedures, regulatory oversight by the Federal Maritime Commission and the Surface Transportation Board, the effect of general economic conditions in the United States, the Bahamas, the Caribbean region and Canada on the results of operations, cash flows and financial conditions of Tropical Shipping, and the effect of weather conditions in Florida, Canada, the Bahamas and the Caribbean region on the results of operations, cash flows and financial conditions of Tropical Shipping. As shareholders of the combined company following the merger, our shareholders may be adversely affected by these risks.

ITEM 1B.UNRESOLVED STAFF COMMENTS

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

Distribution and transmission assets

At December 31, 2010, our distribution operations and energy investment segments owned approximately 46,000 miles of underground distribution and transmission mains. Our distribution networks transport natural gas from our pipeline suppliers to our customers in our service areas. The distribution and transmission mains are located on easements or rights-of-way which generally provide for perpetual use.

Glossary of Key Terms

Storage assets

We have approximately 7.5 Bcf of LNG storage capacity in five LNG plants located in Georgia, New Jersey and Tennessee. In addition, we own two propane storage facilities in Virginia that have a combined storage capacity of approximately 0.5 Bcf. The LNG plants and propane storage facilities are used by distribution operations to supplement natural gas supply during peak usage periods.

We currently own two high-deliverability natural gas storage and hub facilities which are operated by our energy investments segment. Our wholly-owned subsidiary, Jefferson Island, is located in Louisiana and contains two salt dome gas storage caverns with approximately 10 Bcf of total capacity and about 8 Bcf of working gas capacity. Our wholly-owned subsidiary, Golden Triangle Storage, is located in Texas and is designed for 12 Bcf of working natural gas capacity and total cavern capacity of 18 Bcf. The first cavern with 6 Bcf of working capacity was completed and began commercial service in September 2010. The second cavern with an expected 6 Bcf of working capacity is expected to be placed into commercial service in mid 2012. Our energy investments segment also owns a propane storage facility in Virginia with approximately 0.3 Bcf of storage capacity. This facility supplements the natural gas supply to our Virginia utility during peak usage periods.

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

We have been named as a defendant in several class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with us. The complaints allege that we aided and abetted alleged breaches of fiduciary duty by Nicor’s Board of Directors. The shareholder actions seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from completing the proposed merger and, in certain circumstances, damages. We believe the claims asserted in each lawsuit to be without merit and intend to vigorously defend against them.

For more information regarding some of these proceedings, see Note 10 to our consolidated financial statements under the caption “Litigation.”

Glossary of Key Terms

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Common Stock, Stock Price and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol AGL. At February 7, 2011, there were 9,277 record holders of our common stock. Quarterly information concerning our high and low stock prices and cash dividends paid in 2010 and 2009 is as follows:

	Sales price of common stock		Cash dividend per common		Sales price of common stock		Cash dividend per common
Quarter ended:	High	Low	share	Quarter ended:	High	Low	share
March 31, 2010	$38.83	$34.26	$0.44	March 31, 2009	$34.93	$24.02	$0.43
June 30, 2010	40.08	34.72	0.44	June 30, 2009	32.38	26.00	0.43
September 30, 2010	40.00	35.29	0.44	September 30, 2009	35.79	30.05	0.43
December 31, 2010	39.66	34.21	0.44	December 31, 2009	37.52	33.50	0.43
			$1.76				$1.72

We have historically paid dividends to common shareholders four times a year: March 1, June 1, September 1 and December 1. We have paid 252 consecutive quarterly dividends beginning in 1948. Our common shareholders may receive dividends when declared at the discretion of our Board of Directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Flow from Financing Activities – Dividends on Common Stock.” Dividends may be paid in cash, stock or other form of payment, and payment of future dividends will depend on our future earnings, cash flow, financial requirements and other factors, some of which are noted below. In certain cases, our ability to pay dividends to our common shareholders is limited by the following:

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

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended December 31, 2010. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We currently anticipate holding the repurchased shares as treasury shares.

Period	Total number of shares purchased (1) (2)	Average price paid per common share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs (2)
October 2010	-	$-	-	4,825,251
November 2010	5,000	27.41	-	4,825,251
December 2010	63,750	35.77	63,750	4,761,501
Total fourth quarter	68,750	$35.16	63,750
(1)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We purchased 5,000 shares for such purposes in the fourth quarter of 2010. As of December 31, 2010, we had purchased a total 347,153 of the 600,000 shares authorized for purchase, leaving 252,847 shares available for purchase under this program.

(2)
On February 3, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to a total of 8 million shares of our common stock, excluding the shares remaining available for purchase in connection with the Officer Plan as described in note (1) above, over a five-year period. This repurchase plan expired January 31, 2011. However, we may request that our Board of Directors extend this plan.

Glossary of Key Terms

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about AGL Resources for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.”

Dollars and shares in millions, except per share amounts	2010	2009	2008	2007	2006
Income statement data
Operating revenues	$2,373	$2,317	$2,800	$2,494	$2,621
Cost of gas	1,164	1,142	1,654	1,369	1,482
Operating margin (1)	1,209	1,175	1,146	1,125	1,139
Operating expenses
Operation and maintenance	503	497	472	451	473
Depreciation and amortization	160	158	152	144	138
Taxes other than income taxes	46	44	44	41	40
Total operating expenses	709	699	668	636	651
Operating income	500	476	478	489	488
Other (expense) income	(1)	9	6	4	(1)
Earnings before interest and taxes (EBIT) (1)	499	485	484	493	487
Interest expenses	109	101	115	125	123
Earnings before income taxes	390	384	369	368	364
Income taxes	140	135	132	127	129
Net income	250	249	237	241	235
Less net income attributable to the noncontrolling interest	16	27	20	30	23
Net income attributable to AGL Resources Inc.	$234	$222	$217	$211	$212
Common stock data
Weighted average common shares outstanding basic	77.4	76.8	76.3	77.1	77.6
Weighted average common shares outstanding diluted	77.8	77.1	76.6	77.4	78.0
Total shares outstanding (2)	78.1	77.5	76.9	76.4	77.7
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$3.02	$2.89	$2.85	$2.74	$2.73
Diluted earnings per common share – attributable to AGL Resources Inc. common shareholders	$3.00	$2.88	$2.84	$2.72	$2.72
Dividends declared per common share	$1.76	$1.72	$1.68	$1.64	$1.48
Dividend payout ratio	58%	60%	59%	60%	54%
Dividend yield (3)	4.9%	4.7%	5.4%	4.4%	3.8%
Price range:
High	$40.08	$37.52	$39.13	$44.67	$40.09
Low	$34.21	$24.02	$24.02	$35.24	$34.40
Close (2)	$35.85	$36.47	$31.35	$37.64	$38.91
Market value (2)	$2,800	$2,826	$2,411	$2,876	$3,023
Statements of Financial Position data (2)
Total assets	$7,518	$7,074	$6,710	$6,258	$6,123
Property, plant and equipment – net	4,405	4,146	3,816	3,566	3,436
Total debt	2,706	2,576	2,541	2,255	2,161
Total equity	1,836	1,819	1,684	1,708	1,651
Cash flow data
Net cash flow provided by operating activities	$526	$592	$227	$377	$351
Net cash flow used in investing activities	(442)	(476)	(372)	(253)	(248)
Net cash flow (used in) provided by financing activities	(86)	(106)	142	(122)	(118)
Net borrowings and (payments) of short-term debt	131	(264)	286	52	6
Financial ratios (2)
Debt	60%	59%	60%	57%	57%
Equity	40%	41%	40%	43%	43%
Total	100%	100%	100%	100%	100%
Return on average equity	12.8%	12.7%	12.8%	12.6%	13.3%
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
Glossary of Key Terms

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our distribution operations segment is the largest component of our business and is subject to regulation and oversight by agencies in each of the six states we serve. These agencies approve natural gas rates designed to provide us the opportunity to generate revenues to recover the cost of natural gas delivered to our customers and our fixed and variable costs such as depreciation, interest, maintenance and overhead costs, and to earn a reasonable return for our shareholders. With the exception of Atlanta Gas Light, our largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for gas consumed. Various mechanisms exist that limit our exposure to weather changes within specified ranges in all of our jurisdictions.

Our retail energy operations segment, which consists of SouthStar, also is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts.
Sequent, our wholly-owned subsidiary within our wholesale services segment is temperature insensitive, but generally has greater opportunity to capture operating margin due to price volatility as a result of extreme weather. Our energy investments segment’s primary activity is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome storage assets in the Gulf Coast region of the United States. While this business also can generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts at a fixed market rate. For more information on our operating segments, see Item 1, “Business”.

Executive Summary

Proposed merger with Nicor In December 2010, we entered into a Merger Agreement with Nicor, which we expect to complete in the second half of 2011. The proposed merger will create a combined company with increased scale and scope in both regulated utility and non-regulated businesses as indicated below:

•	Seven regulated natural gas distribution companies providing natural gas services to approximately 4.5 million customers in Illinois, Georgia, New Jersey, Virginia, Florida, Tennessee and Maryland
•	Over 1 million retail customers in the unregulated businesses
•	Physical wholesale gas business delivering approximately 4.7 Bcf of natural gas per day
•	Natural gas storage facilities that will provide approximately 31 Bcf of storage in 2012

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and approval by, among others, the Illinois Commerce Commission. We anticipate that the necessary approvals will be obtained.

In January 2011, we filed a joint application with Nicor to the Illinois Commerce Commission for approval of the proposed merger. As stated above, approval by the Illinois Commerce Commission is a condition to completion of the merger. The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor’s gas distribution subsidiary at a level comparable to current staffing for a period of three years following merger completion. The Illinois Commerce Commission has eleven months to act upon the application; however, we and Nicor have asked for approval of the merger by October 1, 2011.

The Merger Agreement contains certain termination rights for both us and Nicor, and further provides for the payment of fees and expenses upon termination under specified circumstances. For additional information relating to the proposed merger please see our Form 8-K filed on December 7, 2010. Further information concerning the proposed merger was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 that was filed with the SEC on February 4, 2011.

Legislative and regulatory update We continue to actively pursue a regulatory strategy that improves customer service and reduces the lag between our investments in infrastructure and the recovery of those investments through various rate mechanisms. If our rate design approvals are not approved, we will continue to work cooperatively with our regulators, legislators and others to create a framework that is conducive to our business goals and the interests of our customers and shareholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in July 2010, representing an overhaul of the framework for regulation of United States financial markets. We are currently evaluating the provisions of the Dodd-Frank Act and the potential impact that it may have on us.

Glossary of Key Terms

However, we believe that an aspect of the Dodd-Frank Act which requires that various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, establish additional regulations for participating in financial markets for hedging certain risks inherent in our business, including commodity and interest rate risks, may be applicable to us. As a result, the costs of participating in financial markets for hedging certain risks may be increased as a result of the new legislation. We may also incur additional costs associated with our compliance with new regulations and anticipated additional reporting and disclosure obligations. For additional information on our regulatory strategy see Item 1, “Business” under the caption “Regulatory Planning”.

Customer growth initiatives Relative to recent years, we continue to see higher than normal rates of unemployment, depressed housing markets with high inventories, significantly reduced new home construction and a slow-down in new commercial development. As a result, we experienced slight customer losses in our distribution operations and retail energy operations segments throughout 2010. We have largely offset this trend by implementing customer attrition mitigation strategies to retain existing customers at all of our utilities. We expect a similar environment to prevail throughout 2011.

We use a variety of targeted marketing programs to attract new customers and to retain existing customers. These efforts include working to add residential customers, multifamily complexes and commercial customers who use natural gas for purposes other than space heating, as well as evaluating and launching new natural gas related programs, products and services to enhance customer growth, mitigate customer attrition and increase operating revenues. These programs generally emphasize natural gas as the fuel of choice for customers and seek to expand the use of natural gas through a variety of promotional activities.

Natural gas price volatility The volatility of natural gas commodity prices have a significant impact on our customer rates, our long-term competitive position against other energy sources and the ability of our wholesale services segment to capture value from location and seasonal spreads. During 2008 and 2009, daily Henry Hub spot market prices for natural gas in the United States were extremely volatile. However, during 2010, the volatility of natural gas prices was lower than it has been for the last few years as a result of a robust natural gas supply, the weak economy and ample storage. Our natural gas acquisition strategy is designed to secure sufficient supplies of natural gas to meet the needs of our utility customers and to hedge gas prices to effectively manage costs, reduce price volatility and maintain a competitive advantage. Additionally, our hedging strategies and physical natural gas supplies in storage enable us to reduce earnings risk exposure due to higher gas costs.

It is possible that natural gas prices will remain low for an extended period based on current levels of excess supply relative to market demand for natural gas, in part due to abundant sources of new shale natural gas reserves and the lack of demand by commercial and industrial enterprises. However, as economic conditions improve the demand for natural gas may increase, natural gas prices could rise and higher volatility could return to the natural gas markets.

Capital market plan Our capital market plan for the remainder of 2011 includes successfully completing offerings of approximately $1 billion in long-term debt and $1.4 billion in common stock to finance the proposed Nicor merger and maintaining our solid investment-grade credit ratings.

For additional information on our Credit Facility and our capital market plan see “Liquidity and Capital Resources” under the caption “Cash Flow from Financing Activities” and “Short-term Debt”. See also Note 7 to our consolidated financial statements.

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
Glossary of Key Terms

Approximately 70% of these segments’ operating revenues and 78% of these segments’ EBIT for the year ended December 31, 2010 were generated during the first and fourth quarters of 2010, and are reflected in our Consolidated Statements of Income for the quarters ended March 31, 2010 and December 31, 2010. Our base operating expenses, excluding cost of gas, interest expense and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, our operating results can vary significantly from quarter to quarter as a result of seasonality.

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

In millions	2010	2009	2008
Residential	$1,083	$1,091	$1,194
Commercial	521	467	598
Transportation	404	378	459
Industrial	205	185	322
Other	160	196	227
Total operating revenues	$2,373	$2,317	$2,800

We evaluate segment performance using the measures of operating margin and EBIT, which include the effects of corporate expense allocations. Operating margin is a non-GAAP measure that is calculated as operating revenues minus cost of gas, which excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets. These items are included in our calculation of operating income as reflected in our Consolidated Statements of Income. EBIT is also a non-GAAP measure that includes operating income, other income and expenses. Items that we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated basis.

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

The following table reconciles operating margin to operating income and EBIT to earnings before income taxes and net income, together with other consolidated financial information for the last three years.

In millions	2010	2009	2008
Operating revenues	$2,373	$2,317	$2,800
Cost of gas	1,164	1,142	1,654
Operating margin	1,209	1,175	1,146
Operating expenses	709	699	668
Operating income	500	476	478
Other (expense) income	(1)	9	6
EBIT	499	485	484
Interest expenses	109	101	115
Earnings before income taxes	390	384	369
Income tax expenses	140	135	132
Net income	250	249	237
Less net income attributable to the noncontrolling interest	16	27	20
Net income attributable to AGL Resources Inc.	$234	$222	$217

In 2010, our net income attributable to AGL Resources Inc. increased by $12 million from the prior year primarily due to increased EBIT at distribution operations largely due to new rates at Atlanta Gas Light and Elizabethtown Gas as well as the completion of the Hampton Roads and Magnolia pipeline projects. The increase in our net income attributable to AGL Resources Inc. was also favorably impacted by increased EBIT at wholesale services and our additional 15% ownership interest in SouthStar, which was effective January 1, 2010. This was partly offset by increased interest expense and decreased EBIT at retail energy operations, energy investments and corporate. The decrease in EBIT at retail energy operations was mainly due to increased operating expenses. The decrease in EBIT at energy investments was the result of decreased operating margins mainly due to the sale of AGL Networks. The decrease in EBIT at corporate was mainly due to approximately $6 million of outside services expenses associated with non-recurring transaction costs associated with the proposed merger with Nicor.

Glossary of Key Terms

In 2009, our net income attributable to AGL Resources Inc. increased by $5 million from the prior year primarily due to decreased interest expense and increased EBIT from retail energy operations largely due to higher operating margin. This was partly offset by decreased EBIT at distribution operations, wholesale services and energy investments. The decrease in EBIT at distribution operations was primarily due to increased operating expenses offset by increased operating margin. The decrease in EBIT at wholesale services and energy investments was the result of decreased operating margins and increased operating expenses.

The following table provides each operating segment’s percentage contribution to the total EBIT for our operating segments for the last three years.

	2010	2009	2008
Distribution operations	69%	67%	$68%
Retail energy operations	20	21	16
Wholesale services	10	10	12
Energy investments	1	2	$4
Total EBIT	100%	100%	100%

Over the last three years, on average, we have derived 69% of our operating segments’ EBIT from our regulated natural gas distribution business whose rates are approved by state regulatory commissions. We derived our remaining operating segment’s EBIT for the last three years principally from businesses that are complementary to our natural gas distribution business. These businesses include the sale of natural gas to retail customers, natural gas asset management and the operation of high-deliverability natural gas underground storage as ancillary activities to our regulated utility franchises.

Interest expense Our interest expense over the last three years has fluctuated primarily due to short-term interest rate changes and higher average debt levels. The following table provides additional detail on interest expense for the last three years and the primary items that affect year-over-year change.

In millions	2010	2009	2008
Interest expense	$109	$101	$115
Average debt outstanding (1)	$2,393	$2,239	$2,156
Average rate	4.6%	4.5%	5.3%
(1)	Daily average of all outstanding debt.

The difficult economic conditions of the past few years have resulted in low United States Treasury yields and corresponding indexes on short-term borrowings. These factors have favorably impacted our earnings in 2010, 2009 and 2008 through reduced short-term rates that we paid on our commercial paper borrowings. For more information on the impact that interest rate fluctuations have on our variable-rate debt, see “Interest Rate Risk” in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Income tax expense Our income tax expense in 2010 increased by $5 million or 4% compared to 2009, and increased by $3 million or 2% in 2009 compared to 2008. These increases were primarily due to higher consolidated earnings. Our effective tax rate was 37.5% in 2010 and 37.8% in 2009 and 2008.

As a result of the authoritative guidance related to consolidations, income tax expense and our effective tax rate are determined from earnings before income taxes less net income attributable to the noncontrolling interest. For more information on our income taxes, including a reconciliation between the statutory federal income tax rate and the effective rate, see Note 11.

Operating metrics Selected weather, customer and volume metrics for 2010, 2009 and 2008, which we consider to be some of the key performance indicators for our operating segments, are presented in the following tables. We measure the effects of weather on our business through heating degree days. Generally, increased heating degree days result in greater demand for gas on our distribution systems. However, extended and unusually mild weather during the Heating Season can have a significant negative impact on demand for natural gas.

Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels.

Volume metrics for distribution operations and retail energy operations present the effects of weather and our customers’ demand for natural gas. Wholesale services’ daily physical sales represent the daily average natural gas volumes sold to its customers. Within our energy investments segment, our natural gas storage businesses generally prefer to have approximately 95% of their working natural gas capacity under firm subscription. This allows our natural gas storage business to generate additional revenue during times of peak market demand for natural gas storage services, but retain consistency with their earnings.
Glossary of Key Terms

Weather					2010 vs.	2009 vs.	2010 vs.	2009 vs.	2008 vs.
Heating degree days (1)		Year ended December 31,			2009	2008	normal	normal	normal
	Normal	2010	2009	2008	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)
Georgia	2,682	3,209	2,803	2,746	14%	2%	20%	5%	2%
New Jersey	4,652	4,445	4,755	4,646	(7)%	2%	(4)%	2%	-
Virginia	3,203	3,601	3,312	3,031	9%	9%	12%	3%	(5)%
Florida	573	1,108	548	416	102%	32%	93%	(4)%	(27)%
Tennessee	3,085	3,594	3,154	3,179	14%	(1)%	16%	2%	3%
Maryland	4,700	4,679	4,783	4,519	(2)%	6%	-	2%	(4)%
Ohio	4,899	5,181	4,919	5,155	5%	(5)%	6%	-	5%

					2010 vs.	2009 vs.	2010 vs.	2009 vs.	2008 vs.
		Quarter ended December 31,			2009	2008	normal	normal	normal
	Normal	2010	2009	2008	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)
Georgia	1,030	1,187	1,182	1,092	-	8%	15%	15%	6%
New Jersey	1,616	1,720	1,618	1,728	6%	(6)%	6%	-	7%
Virginia	1,095	1,380	1,065	1,151	30%	(7)%	26%	(3)%	5%
Florida	176	365	158	201	131%	(21)%	107%	(10)%	14%
Tennessee	1,204	1,382	1,283	1,291	8%	(1)%	15%	7%	7%
Maryland	1,665	1,822	1,665	1,691	9%	(2)%	9%	-	2%
Ohio	1,826	2,028	1,893	1,914	7%	(1)%	11%	4%	5%

Customers	Year ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% change	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,544	1,549	1,557	(0.3)%	(0.5)%
Elizabethtown Gas	274	273	273	0.4	-
Virginia Natural Gas	275	273	271	0.7	0.7
Florida City Gas	103	103	104	-	(1.0)
Chattanooga Gas	62	62	62	-	-
Elkton Gas	6	6	6	-	-
Total	2,264	2,266	2,273	(0.1)%	(0.3)%

Retail Energy Operations
Average customers (in thousands)
Georgia	496	504	526	(2)%	(4)%
Ohio and Florida (2)	77	103	122	(25)%	(16)%
Total	573	607	648	(6)%	(6)%
Market share in Georgia	33%	33%	34%	-	(3)%

Volumes In billion cubic feet (Bcf)	Year ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% change	% change
Distribution Operations
Firm	243	218	219	11%	-
Interruptible	99	98	104	1%	(6)%
Total	342	316	323	8%	(2)%

Retail Energy Operations
Georgia firm	46	40	41	15%	(2)%
Ohio and Florida	10	11	7	(9)%	57%

Wholesale Services
Daily physical sales (Bcf / day)	4.57	2.96	2.60	54%	14%

Energy Investments
Working natural gas capacity	13.5	7.5	7.5	80%	-
% of capacity under subscription	66%	93%	93%	(29)%	-
(1)	Obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents the ten-year averages from January 2000 to December 2010.
(2)	A portion of the Ohio customers represents customer equivalents, which are computed by the actual delivered volumes divided by the expected average customer usage.
Glossary of Key Terms

Segment information Operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables for the last three years.

In millions	Operating margin (1)	Operating expenses	EBIT (1)
2010
Distribution operations	$882	$531	$355
Retail energy operations	183	80	103
Wholesale services	105	57	49
Energy investments	39	32	4
Corporate (2)	-	9	(12)
Consolidated	$1,209	$709	$499
2009
Distribution operations	$836	$519	$326
Retail energy operations	181	76	105
Wholesale services	111	64	47
Energy investments	46	33	12
Corporate (2)	1	7	(5)
Consolidated	$1,175	$699	$485
2008
Distribution operations	$818	$493	$329
Retail energy operations	149	73	77
Wholesale services	122	62	60
Energy investments	50	31	19
Corporate (2)	7	9	(1)
Consolidated	$1,146	$668	$484
(1)	These are non-GAAP measurements. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)	Includes intercompany eliminations.

Distribution Operations

In millions	2010	2009
EBIT – prior year	$326	$329

Operating margin
Increased revenues from the Hampton Roads and Magnolia pipeline projects	27	2
Increased revenues from new rates and regulatory infrastructure program revenues at Atlanta Gas Light	9	6
Increased revenues from new rates and enhanced infrastructure program revenues at Elizabethtown Gas	6	-
Increased revenues from higher usage at Florida City Gas due to colder weather	3	-
(Decreased) increased margins from gas storage carrying amounts at Atlanta Gas Light	(1)	8
Other	2	2
Increase in operating margin	46	18

Operating expenses
Increased pension expenses	4	12
Increased payroll and incentive expenses	9	12
Increased depreciation expenses	4	6
Increased (decreased) marketing costs	1	(2)
Decreased bad debt expenses	(3)	(1)
Decreased outside services and other expenses	(3)	(1)
Increase in operating expenses	12	26
(Decrease) increase in other income, primarily from regulatory allowance for funds used during construction of Hampton Roads pipeline project completed in 2009	(5)	5
EBIT – current year	$355	$326

Glossary of Key Terms

Retail Energy Operations

In millions	2010	2009
EBIT – prior year	$105	$77

Operating margin
Increased average customer usage and colder weather	9	4
Change in LOCOM adjustment	6	18
Increased operating margins for Florida, Ohio and interruptible customers	1	5
Change in retail pricing plan mix and decrease in average number of customers	(12)	(13)
(Decreased) increased contributions from the management and optimization of storage and transportation assets, and from retail price spreads	(1)	15
Other	(1)	3
Increase in operating margin	2	32

Operating expenses
Decreased bad debt expenses	-	(1)
Increased legal expense, offset by lower depreciation expenses	3	-
Increased marketing and other expenses	1	4
Increase in operating expenses	4	3
Decreased other income	-	(1)
EBIT – current year	$103	$105

Wholesale Services

In millions	2010	2009
EBIT – prior year	$47	$60

Operating margin
Change in storage hedge gains as a result of declining NYMEX natural gas prices	28	(35)
Change in commercial activity	10	(19)
(Decreased) increased gains on transportation hedges from the narrowing of transportation basis spreads and changes in park and loan hedges	(42)	27
Change in LOCOM adjustment, net of hedging recoveries	(2)	16
Decrease in operating margin	(6)	(11)

Operating expenses
Increased payroll and other operating costs	2	-
(Decreased) increased incentive compensation costs	(8)	4
Decreased depreciation expenses	(1)	(2)
(Decrease) increase in operating expenses	(7)	2
Increased other income	1	-
EBIT – current year	$49	$47

The following table indicates the components of wholesale services’ operating margin for 2010, 2009 and 2008.

In millions	2010	2009	2008
Commercial activity	$77	$67	$86
Gain on transportation hedges	1	43	7
Gain on storage hedges	29	1	36
Gain on park and loan hedges	-	-	9
Inventory LOCOM, net of hedging recoveries	(2)	-	(16)
Operating margin	$105	$111	$122

For more information on Sequent’s expected operating revenues from its storage inventory in 2011 and discussion of commercial activity, see description of the inventory roll-out schedule in Item 1 “Business.”

Energy Investments

In millions	2010	2009
EBIT – prior year	$12	$19

Operating margin
Decreased operating revenues due to the sale of AGL Networks	(10)	-
Increased revenues at Golden Triangle Storage	4	-
Decreased revenues at Jefferson Island	-	(2)
Other	(1)	(2)
Decrease in operating margin	(7)	(4)

Operating expenses and other loss
Decreased costs due to sale of AGL Networks	(5)	-
Increased payroll, benefit costs, deprecation and outside services expenses at Golden Triangle Storage	4	-
(Decreased) increased outside services and other expenses at Jefferson Island	(2)	1
Other	2	1
(Decrease) increase in operating expenses	(1)	2
Increased other expenses	2	1
EBIT – current year	$4	$12
Glossary of Key Terms

Liquidity and Capital Resources

Overview The acquisition of natural gas, pipeline capacity, payment of dividends, and working capital requirements are our most significant short-term financing requirements. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt. In addition, we anticipate incurring indebtedness in connection with financing the consideration for the proposed Nicor merger.

The liquidity required to fund our working capital, capital expenditures and other cash needs is primarily provided by our operating activities. Our short-term cash requirements not met by cash from operations are primarily satisfied with short-term borrowings under our commercial paper program, which is supported by our Credit Facility. Periodically, we raise funds supporting our long-term cash needs from the issuance of long-term debt or equity securities. We regularly evaluate our funding strategy and profile to ensure that we have sufficient liquidity for our short-term and long-term needs in a cost-effective manner.

Our capital market strategy has continued to focus on maintaining a strong Consolidated Statement of Financial Position, ensuring ample cash resources and daily liquidity, accessing capital markets at favorable times as needed, managing critical business risks and maintaining a balanced capital structure through the appropriate issuance of equity or long-term debt securities.

Our issuance of various securities, including long-term and short-term debt and equity, is subject to customary approval or review by state and federal regulatory bodies including the various public service commissions of the states in which we conduct business, the SEC and the FERC. Furthermore, a substantial portion of our consolidated assets, earnings and cash flows are derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation.

We believe the amounts available to us under our senior notes and Credit Facility, Bridge Facility, Term Loan Facility and through the issuance of debt and equity securities, combined with cash provided by our operating activities, will continue to allow us to meet our needs for working capital, pension contributions, construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments, common share repurchases, financing requirements for the Nicor merger and other cash needs through the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which we are unable to control. These factors include, among others regulatory changes, the price of natural gas, the demand for natural gas and operational risks.

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies, the proposed merger with Nicor and other factors. See Item 1A, “Risk Factors,” for additional information on items that could impact our liquidity and capital resource requirements.

Cash Flows

The following table provides a summary of our cash flows provided by (used in) operating, investing and financing activities for the last three years.

In millions	2010	2009	2008
Net cash provided by (used in):
Operating activities	$526	$592	$227
Investing activities	(442)	(476)	(372)
Financing activities	(86)	(106)	142
Net increase (decrease) in cash and cash equivalents	(2)	10	(3)
Cash and cash equivalent at beginning of period	26	16	19
Cash and cash equivalent at end of period	$24	$26	$16

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

Year-over-year changes in our operating cash flows are primarily due to working capital changes within our distribution operations, retail energy operations and wholesale services segments resulting from the impact of weather, the price of natural gas, natural gas storage, the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries. The increase or decrease in the price of natural gas directly impacts the cost of gas stored in inventory.
Glossary of Key Terms

2010 compared to 2009 In 2010, our net cash flow provided from operating activities was $526 million, a decrease of $66 million or 11% from 2009. This decrease was primarily a result of colder weather in the fourth quarter of 2010 as compared to 2009 within most of our service areas. As a result, the use of working capital for our gas receivables increased $134 million due to increased volumes sold to our customers.

We also refunded an additional $38 million to our utility customers for billed commodity costs compared to 2009 as natural gas commodity cost recovery rates charged to customers were reduced as under-recovered amounts were collected in part due to the decline in natural gas prices.

This increased use of operating cash flow was mostly offset by decreased working capital used by Sequent of $128 million for its energy marketing activities, resulting from the timing of payments for gas purchases relative to collections of accounts receivable and an increase in Sequent’s daily physical sales.

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

As a result of the lower natural gas prices during 2009, we used less cash while refilling our natural gas inventories. The lower natural gas prices and associated inventory costs reduced customer bills at the end of 2009, allowing us to reduce our working capital needs. Also contributing to the higher operating cash flows was the return of cash collateral requirements posted during 2008 due to unrealized hedge losses resulting from the dramatic decline in natural gas prices during the second half of 2008 and into 2009. Cash collateral requirements decreased $200 million for our derivative financial instrument activities at Sequent and SouthStar due to the change in hedge values as forward NYMEX curve prices shifted downward in 2009 and as positions settled.

Cash Flow from Investing Activities Our net cash used in investing activities consisted primarily of PP&E expenditures. The majority of our PP&E expenditures are within our distribution operations and energy investment segments.

Our estimated PP&E expenditures for 2011 and our actual PP&E expenditures incurred in 2010, 2009 and 2008 are shown within the following categories and are presented in the table below.

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

•	Hampton Roads – Virginia Natural Gas’ pipeline project, which connects its northern and southern systems
•	Magnolia project – pipelines which diversify our sources of natural gas by connecting our Georgia service territory to the Elba Island LNG terminal
•	Natural gas storage – salt-dome cavern expansions at Golden Triangle Storage and Jefferson Island
•	Other – primarily includes information technology and building and leasehold improvements

In millions	2008	2009	2010	2011 (1)
Base business	$131	$132	$159	$146
Regulatory infrastructure programs	70	76	186	175
Hampton Roads and Magnolia project	48	136	3	-
Natural gas storage	64	95	114	37
Other	59	37	48	81
Total	$372	$476	$510	$439
(1)	Estimated PP&E expenditures

Our PP&E expenditures were $510 million for the year ended December 31, 2010, compared to $476 million for the same period in 2009. This increase of $34 million or 7% was primarily due to a $19 million increase in expenditures for the construction of the Golden Triangle Storage natural gas storage facility, $26 million in expenditures for Elizabethtown Gas’ utility infrastructure enhancements program and $84 million in expenditures for STRIDE and $38 million in other capital projects in distribution operations. This was offset by reduced expenditures of $133 million for the Hampton Roads and Magnolia projects, for which construction was substantially completed in 2009. The higher capital expenditures were further offset by $73 million in proceeds from the disposition of assets.
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

Our estimated expenditures for 2011 include discretionary spending for capital projects principally within the base business, regulatory infrastructure programs and other categories. We continually evaluate whether to proceed with these projects, reviewing them in relation to factors including our authorized returns on rate base, other returns on invested capital for projects of a similar nature, capital structure and credit ratings, among others. We will make adjustments to these discretionary expenditures as necessary based upon these factors.

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

As of December 31, 2010, our variable-rate debt was $892 million or 33% of our total debt, compared to $762 million or 30% as of December 31, 2009. This increase was principally due to increased commercial paper borrowings. As of December 31, 2010, our commercial paper borrowings were $131 million or 22% higher than the same time last year, primarily a result of higher working capital requirements and increased capital expenditures. For more information on our debt, see Note 7.

Our cash used in financing activities was $86 million in 2010 compared to cash used of $106 million in 2009. The decreased use of cash of $20 million was primarily due to increased commercial paper borrowings of $395 million in 2010 compared to 2009. This was partially offset by our issuance of $300 million of senior notes in August 2009. Additional offsets in 2010 include our purchase of an additional 15% ownership interest in SouthStar for $58 million, an increase in dividends paid on common shares of $6 million, purchase of treasury shares of $7 million and an increased distribution to the noncontrolling interest of $7 million.

Credit Ratings Our borrowing costs and ability to obtain adequate and cost effective financing are directly impacted by our credit ratings as well as the availability of financial markets. In addition, credit ratings are important to counterparties when we engage in certain transactions including OTC derivatives. It is our long-term objective to maintain, or improve, our credit ratings to manage our existing financing cost and enhance our ability to raise additional capital on favorable terms.

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may periodically change. Each rating should be evaluated independently of any other rating. The rating agencies regularly review our performance, prospects and financial condition and reevaluate their ratings of our long-term debt and short-term borrowings, including our corporate ratings.

There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. A credit rating is not a recommendation to buy, sell or hold securities.

Factors we consider important in assessing our credit ratings include our statements of financial position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events.

The following table summarizes our credit ratings as of December 31, 2010.

	S&P	Moody’s	Fitch
Corporate rating	A-		A-
Commercial paper	A-2	P-2	F2
Senior unsecured	BBB+	Baa1	A-
Ratings outlook	Negative	Stable	Stable

Subsequent to the announcement of our proposed merger with Nicor, S&P placed our long-term debt ratings and our A- corporate credit ratings on credit watch with negative implications. The primary reason for this change is the increased leverage we will assume to complete the proposed merger and the uncertainties that exist with the proposed merger. S&P’s rating for our commercial paper was affirmed A-2. Moody’s and Fitch each affirmed stable outlooks for their ratings of our debt obligations based on our sufficient equity as part of the financing for the proposed merger.
Glossary of Key Terms

Our credit ratings depend largely on our financial performance, and a downgrade in our current ratings, particularly below investment grade, could adversely affect our borrowing costs and significantly limit our access to the commercial paper market. In addition, we would likely be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease.

Merger Financing Agreements In December 2010, we amended our existing Credit Facility to allow for the closing of the proposed merger with Nicor. Additionally, in December 2010, we entered into a $1.05 billion Bridge Facility. The Bridge Facility may be used to partially finance the cash portion of our proposed merger with Nicor and pay related fees and expenses in the event that permanent financing is not available at the time of the closing of the proposed merger.

The Bridge Facility matures 364 days after funds are borrowed and any repaid amounts under the Bridge Facility may not be re-borrowed. The interest rate applicable to the Bridge Facility is the higher of (i) at our option, a floating base rate or a floating Eurodollar rate, in each case, plus an applicable margin ranging from 0.5% to 2.5% based on our credit rating, and the applicable interest rate option, and subject to a 0.25% increase for each 90 day period that elapses after the closing of the Bridge Facility or (ii) the highest interest rate we or any of our subsidiaries are paying on any similar facility. As of December 31, 2010, we had no outstanding borrowings under our Bridge Facility.

We do not currently plan to draw on our Bridge Facility to fund the proposed merger with Nicor, as we anticipate having more permanent financing in place subsequent to receipt of all regulatory approvals.

Default Provisions Our debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions. Our Credit Facility contains customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to furnish financial statements within the timeframe established by each debt facility, the failure to comply with certain affirmative and negative covenants, cross-defaults to certain other material indebtedness in excess of specified amounts, incorrect or misleading representations or warranties, insolvency or bankruptcy, fundamental change of control, the occurrence of certain Employee Retirement Income Security Act events, judgments in excess of specified amounts and certain impairments to the guarantee.

Our Credit Facility contains certain non-financial covenants that, among other things, restrict liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, asset dispositions, mergers and consolidations and other matters customarily restricted in such agreements.

Our Credit Facility also includes a financial covenant that does not permit our ratio, on a consolidated basis, of total debt to total capitalization to exceed 70% (excluding for these purposes, debt incurred to partially refinance the Bridge Facility during the period prior to funding under the Bridge Facility) at the end of any fiscal month. This ratio, as defined within our debt agreements, includes standby letters of credit, performance/surety bonds and the exclusion of other comprehensive income pension adjustments. Adjusting for these items, our ratio, on a consolidated basis, of total debt to total capitalization was 58% at December 31, 2010 and 57% at December 31, 2009.

As of December 31, 2010 and 2009, we were in compliance with all of our existing debt provisions and covenants, both financial and non-financial. Additionally, our Bridge Facility and Term Loan facility each contain the same financial covenant and similar non-financial covenants and default provisions; however, these are not effective until we draw under these facilities.

Our ratio, on a consolidated basis, of total debt to total capitalization is typically greater at the beginning of the Heating Season as we make additional short-term borrowings to fund our natural gas purchases and meet our working capital requirements. We intend to maintain our capitalization ratio in a target range of 50% to 60%. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. The components of our capital structure, as calculated from our Consolidated Statements of Financial Position, as of the dates indicated, are provided in the following table.

In millions	December 31, 2010		December 31, 2009
Short-term debt	$1,033	23%	$602	14%
Long-term debt	1,673	37	1,974	45
Total debt	2,706	60	2,576	59
Equity	1,836	40	1,819	41
Total capitalization	$4,542	100%	$4,395	100%

Short-term Debt Our short-term debt is composed of borrowings and payments under our Credit Facility and commercial paper program, lines of credit and payments of the current portion of our capital leases and our senior notes maturing in less than one year.
Glossary of Key Terms

In millions	Year-end balance outstanding (1)	Daily average balance outstanding (2)	Largest balance outstanding (2)
Commercial paper	$732	$419	$760
Senior notes	300	300	300
Capital leases	1	1	1
Total short-term debt	$1,033	$720	$1,061
(1)	As of December 31, 2010.
(2)	For the year ended December 31, 2010.

The largest amounts borrowed on our commercial paper borrowings are important when assessing the intra-period fluctuation of our short-term borrowings and any potential liquidity risk. Our year-end short-term debt outstanding and our largest short-term debt balance outstanding are significantly higher than our average short-term debt outstanding during 2010 due to our seasonal short-term cash requirements.

Such cash requirements generally increase between June and December as we purchase natural gas and pipeline capacity in advance of the Heating Season. The variation of when we pay our suppliers for natural gas purchases and pipeline capacity and when we recover our costs from our customers through their monthly bills can significantly affect our short-term cash requirements. Our short-term debt balances are typically reduced during the Heating Season because a significant portion of our current assets, primarily natural gas inventories, are converted into cash in the Heating Season.

Additionally, increasing natural gas commodity prices can have a significant impact on our commercial paper borrowings. Based on current natural gas prices and our expected purchases during the upcoming injection season, a $1 increase per Mcf in natural gas prices could result in an additional $60 to $70 million of working capital requirements during the peak of the Heating Season based upon our current injection plan. This range is sensitive to the timing of storage injections and withdrawals, collateral requirements and our portfolio position.

In September 2010, we entered into our new Credit Facility. The new Credit Facility matures in September 2013, and replaced our previous $1 billion facility that was due to expire during 2011. The new Credit Facility allows us to borrow up to $1 billion on a revolving basis, and includes an option to increase the Credit Facility to $1.25 billion, subject to the agreement by lenders who wish to participate in such an increase. The new Credit Facility may be used to provide for working capital, finance certain permitted acquisitions, issue up to $250 million in letters of credit and for general corporate purposes including to provide commercial paper backstop, fund capital expenditures, make repurchases of capital stock and repay existing indebtedness.

In December 2010, we amended our Credit Facility in connection with the Nicor merger to, among other things, increase the accordion feature from $250 million to $750 million. As of December 31, 2010 and 2009 we had no outstanding borrowings under our Credit Facility.

In December 2010, we entered into a $300 million Term Loan Facility to help repay the senior notes that matured in January 2011. The Term Loan Facility matures 180 days after the funds are borrowed. The interest rate applicable to the Term Loan Facility is, at our option, a floating base rate or a floating Eurodollar rate, in each case, plus an applicable margin ranging from 0.5% to 2.5% based on our credit rating and interest rate option. As of December 31, 2010, we had no outstanding borrowings under our Term Loan Facility. However, subsequent to year-end, along with $150 million of commercial paper borrowings we borrowed $150 million under the Term Loan Facility to repay the $300 million of senior notes that matured in January 2011. In February 2011, we intend to use commercial paper borrowings to repay the $150 million currently outstanding under the Term Loan Facility.

SouthStar has a $75 million line of credit which is used for its working capital and general corporate needs. Additionally, Sequent has a $5 million line of credit that bears interest at the London interbank offered rate (LIBOR) plus 3.0%. Sequent’s line of credit is used solely for the posting of margin deposits for NYMEX transactions and is unconditionally guaranteed by us. As of December 31, 2010 and 2009, we had no outstanding borrowings on either of these lines of credit.

The lenders under our Credit Facility, Bridge Facility, Term Loan Facility and lines of credit are major financial institutions with approximately $2.6 billion of committed balances and all have investment grade credit ratings as of December 31, 2010.Based on current credit market conditions, it is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

Long-term Debt Our long-term debt matures more than one year from December 31, 2010 and consists of medium-term notes, senior notes, gas facility revenue bonds, and capital leases.

Our long-term cash requirements primarily depend upon the level of capital expenditures, long-term debt maturities and decisions to refinance long-term debt. The following represents our long-term debt activity over the last three years.
Glossary of Key Terms

Gas Facility Revenue Bonds

In June and September 2008, we refinanced $160 million of our gas facility revenue bonds. There was no change to the maturity dates of these bonds. In October 2010, we completed the remarketing of $160 million of gas facility revenue bonds with rates that reset daily. As part of the remarketing, we entered into new agreements with remarketing agents to resell the bonds to investors. We established new letters of credit to provide credit enhancement to the bonds. The weighted average interest rates on our variable rate bonds during 2010 ranged from 0.23% to 0.36%.

Senior notes

In August 2009, we issued $300 million of 10-year senior notes at an interest rate of 5.25%. The net proceeds from the offering were approximately $297 million. We used the net proceeds from the sale of the senior notes to repay a portion of our short-term debt.

We had $300 million of senior notes that matured in January 2011, which, as of December 31, 2010, were reported as the current portion of long-term debt on our Consolidated Statements of Financial Position. These senior notes were repaid in January 2011 with $150 million of our commercial paper and $150 million borrowed under our Term Loan Facility.

Noncontrolling Interest We recorded cash distributions for SouthStar’s dividend distributions to Piedmont of $27 million in 2010, $20 million in 2009 and $30 million in 2008 in our Consolidated Statement of Cash Flows as financing activities.

Dividends on Common Stock Our common stock dividend payments were $133 million in 2010, $127 million in 2009 and $124 million in 2008. The increases were generally the result of annual dividend increases of $0.04 per share for each of the last three years. For information about restrictions on our ability to pay dividends on our common stock, see Note 2 “Significant Accounting Policies and Methods of Application.”

Treasury Shares In February 2006, our Board of Directors authorized a plan to purchase up to 8 million shares of our outstanding common stock over a five-year period. These purchases are intended principally to offset share issuances under our employee and non-employee director incentive compensation plans and our dividend reinvestment and stock purchase plans. Stock purchases under this program may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of common shares that we will purchase, and we can terminate or limit the program at any time. This program expired in January 2011.

For the year ended December 31, 2010, we purchased approximately 0.2 million shares of our common stock at a weighted average cost of $36.01 per common share and an aggregate cost of $7 million. For the years ended December 31, 2009 and 2008, we did not purchase shares of our common stock. We currently anticipate holding the purchased shares as treasury shares. For more information on our common share repurchases see Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Shelf Registration On August 17, 2010, we filed a shelf registration with the SEC, which expires in 2013. Debt securities and related guarantees issued under the shelf registration will be issued by AGL Capital under an indenture dated as of February 20, 2001, as supplemented and modified, as necessary, among AGL Capital, AGL Resources and The Bank of New York Mellon Trust Company, N.A., as trustee. The indenture provides for the issuance from time to time of debt securities in an unlimited dollar amount and an unlimited number of series, subject to our Credit Facility and Term Loan Facility financial covenants related to total debt to total capitalization. The debt securities will be guaranteed by AGL Resources.

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

Glossary of Key Terms

The following table illustrates our expected future contractual obligation payments such as debt and lease agreements, and commitments and contingencies as of December 31, 2010.

			2012 &	2014 &	2016 &
In millions	Total	2011	2013	2015	thereafter
Recorded contractual obligations:

Long-term debt	$1,673	$-	$242	$200	$1,231
Short-term debt (1)	1,033	1,033	-	-	-
Pipeline replacement program costs (2)	228	62	166	-	-
Environmental remediation liabilities (2)	143	14	62	53	14
Total	$3,077	$1,109	$470	$253	$1,245

Unrecorded contractual obligations and commitments (3) (9):

Pipeline charges, storage capacity and gas supply (4)	$1,899	$523	$663	$262	$451
Interest charges (5)	897	89	166	144	498
Operating leases (6)	95	22	30	13	30
Pension contributions (7)	30	30	-	-	-
Asset management agreements (8)	15	10	3	2	-
Standby letters of credit, performance / surety bonds (10)	14	12	2	-	-
Total	$2,950	$686	$864	$421	$979
(1)	Includes current portion of long-term debt of $300 million which matured and was repaid in January 2011.
(2)	Includes charges recoverable through rate rider mechanisms.
(3)	In accordance with GAAP, these items are not reflected in our Consolidated Statements of Financial Position.
(4)
Includes charges recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers and demand charges associated with Sequent. The gas supply amount includes SouthStar gas commodity purchase commitments of 14 Bcf at floating gas prices calculated using forward natural gas prices as of December 31, 2010, and is valued at $63 million. As we do for other subsidiaries, we provide guarantees to certain gas suppliers for SouthStar in support of payment obligations.

(5)
Floating rate debt is based on the interest rate as of December 31, 2010 and the maturity date of the underlying debt instrument. As of December 31, 2010, we have $40 million of accrued interest on our Consolidated Statements of Financial Position that will be paid in 2011.

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

(7)
Based on the current funding status of the plans, we would be required to make a minimum contribution to our pension plans of approximately $30 million in 2011. We may make additional contributions in 2011.

(8)	Represent fixed-fee minimum payments for Sequent’s affiliated asset management agreements.
(9)
The Merger Agreement with Nicor contains termination rights for both us and Nicor and provides that, if we terminate the agreement under specified circumstances, we may be required to pay a termination fee of $67 million. In addition, if we terminate the agreement due to a failure to obtain the necessary financing for the transaction, we may also be required to pay Nicor $115 million.

(10)	We provide guarantees to certain gas suppliers of SouthStar in support of payment obligations.

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

Pension and postretirement obligations. Generally, our funding policy is to contribute annually an amount that will at least equal the minimum amount required to comply with the Pension Protection Act. Additionally, we calculate any required pension contributions using the traditional unit credit cost method. However, additional voluntary contributions are made from time to time as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by state regulatory commissions.

Glossary of Key Terms

The state regulatory commissions have phase-ins that defer a portion of the postretirement benefit expense for future recovery. We recorded a regulatory asset for these future recoveries of $9 million as of December 31, 2010 and $10 million as of December 31, 2009. In addition, we recorded a regulatory liability of $6 million as of December 31, 2010 and $5 million as of December 31, 2009 for our expected expenses under the AGL Postretirement Plan. See Note 5 “Employee Benefit Plans,” for additional information about our pension and postretirement plans

In 2010, we contributed $31 million to our qualified pension plans. In 2009, we contributed $24 million to our qualified pension plans. Based on the current funding status of the plans, we would be required to make a minimum contribution to the plans of approximately $30 million in 2011. We are planning to make additional contributions in 2011 up to $31 million, for a total of up to $61 million, in order to preserve the current level of benefits under the plans and in accordance with the funding requirements of the Pension Protection Act.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on our financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. We frequently re-evaluate our judgments and estimates that are based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances.

We believe that of our significant accounting policies, described in Note 2 of the Notes to Consolidated Financial Statements, the following represents those that may involve a higher degree of uncertainty, judgment and complexity; these include Regulatory Infrastructure Program Liabilities, Environmental Remediation Liabilities, Derivatives and Hedging Activities, Contingencies, Pension and Other Postretirement Plans and Income Taxes.

Regulatory Infrastructure Program Liabilities

We record regulatory assets and liabilities in our Consolidated Statements of Financial Position in accordance with authoritative guidance related to regulated entities. We record regulatory assets for costs that have been deferred for which future recovery is probable through either rate riders or base rates specifically authorized by a state regulatory commission. We record regulatory liabilities when it is probable that revenues will be reduced for amounts that will be credited to customers through the rate making process.

By order of the Georgia Commission, our wholly-owned subsidiary, Atlanta Gas Light began a pipeline replacement program to replace all bare steel and cast iron pipe in its system by December 2013. The order provides for recovery of all prudent costs incurred in the performance of the program, which Atlanta Gas Light has recorded as a regulatory asset. Atlanta Gas Light will recover from end-use customers, through billings to Marketers, the costs related to the program net of any cost savings from the program. All such amounts will be recovered through a combination of straight-fixed-variable rates and a pipeline replacement revenue rider. The regulatory asset has two components (i) the costs incurred to date that have not yet been recovered through rate riders, and (ii) the future expected costs to be recovered through rate riders.

The determination of future expected costs associated with our pipeline replacement program liabilities involves judgment. Factors that must be considered in estimating the future expected costs are:

•	projected capital expenditure spending, including labor and material costs
•	the remaining pipeline footage to be replaced for remainder of the program
•	changes in the regulatory environment or our completive position
•	passage of new legislation
•	changes in accounting guidance

To the extent that circumstances associated with regulatory balances change, the regulatory balances are adjusted accordingly.

We recorded a long-term liability of $166 million as of December 31, 2010 and $155 million as of December 31, 2009, which represented engineering estimates for remaining capital expenditure costs in the pipeline replacement program. As of December 31, 2010, we had recorded a current liability of $62 million, representing expected pipeline replacement program expenditures for the next 12 months. We report these estimates on an undiscounted basis. If Atlanta Gas Light’s pipeline replacement program expenditures, subject to future recovery, were $10 million higher or lower its incremental expected annual revenues would have changed by approximately $1 million. Details of our regulatory assets and liabilities are discussed in Note 2.

Environmental Remediation Liabilities

We are subject to legislation and regulation by federal, state and local authorities with respect to environmental matters. Additionally, we owned and operated a number of MGP sites at which hazardous substances may be present. In accordance with GAAP, we have established reserves for environmental remediation obligations when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. We historically reported estimates of future environmental remediation costs based on probabilistic models of potential costs. We presently report estimates of future remediation costs on an undiscounted basis. These estimates contain various engineering uncertainties, and we continuously attempt to refine these estimates.
Glossary of Key Terms

In Georgia and Florida, we have confirmed 14 former MGP sites where Atlanta Gas Light owned or operated all or part of these sites. Atlanta Gas Light’s environmental remediation liability is included in its corresponding regulatory asset. Our recovery of these environmental remediation costs is subject to review by the Georgia Commission, which may seek to disallow the recovery of some expenses.

We have identified 6 former operating sites in New Jersey, where Elizabethtown Gas is currently conducting remediation activities with oversight from the New Jersey Department of Environmental Protection. The New Jersey BPU has authorized Elizabethtown Gas to recover prudently incurred remediation costs for the New Jersey properties through its remediation adjustment clause.

We also own remediation sites in other states. One site, in Elizabeth City, North Carolina, is subject to an order by the North Carolina Department of Environment and Natural Resources. There is one other site in North Carolina where investigation and remediation is possible. We do not believe costs associated with this site can be reasonably estimated. There are no cost recovery mechanisms for the environmental remediation sites in North Carolina.

We cannot perform precise engineering soil and groundwater clean up estimates for certain of our former MGP sites. As we continue to conduct the actual remediation and enter into cleanup contracts, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. The following table provides more information on our former operating sites:

In millions	Cost estimate range	Amount recorded	Expected costs over next twelve months
Georgia and Florida	$57 - $105	$57	$3
New Jersey	75 - 138	75	10
North Carolina	11 - 16	11	1
Total	$143 - $259	$143	$14

In accordance with GAAP we have recorded the lower end of the range. Beyond 2012, these costs cannot be estimated and considerable variability remains in available estimates. Details of our environmental remediation costs are discussed in Note 2 and Note 10.

Derivatives and Hedging Activities

The authoritative guidance related to derivatives and hedging requires that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the statements of financial position as either an asset or liability measured at its fair value. However, if the derivative transaction qualifies for and is designated as a normal purchase and sale, it is exempted from the fair value accounting treatment and is subject to traditional accrual accounting. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs of the valuation technique.

The guidance requires that changes in the derivative’s fair value are recognized concurrently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, the guidance allows a derivative’s gains and losses to offset related results on the hedged item in the income statement in the case of a fair value hedge, or to record the gains and losses in OCI until the hedged transaction occurs in the case of a cash flow hedge. Additionally, the guidance requires that a company formally designate a derivative as a hedge as well as document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting treatment.

We use derivative financial instruments primarily to reduce the impact to our results of operations due to the risk of changes in the price of natural gas. The fair value of natural gas derivative financial instruments we use to manage exposures arising from changing natural gas prices reflects the estimated amounts that we would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

Glossary of Key Terms

Additionally, as required by the authoritative guidance, we are required to classify our derivative financial assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair value of our derivative instruments incorporates various factors required under the guidance. These factors include:

•	the credit worthiness of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit)
•	events specific to a given counterparty
•	the impact of our nonperformance risk on our liabilities.

We have recorded derivative financial instrument assets of $228 million at December 31, 2010 and $238 million at December 31, 2009. Additionally, we have recorded derivative financial liabilities of $48 million at December 31, 2010 and $62 million at December 31, 2009. In 2010, we recorded $46 million of losses and in 2009 we recorded $15 million of losses on our Consolidated Statements of Income.

If there is a significant change in the underlying market prices or pricing assumptions we use in pricing our derivative assets or liabilities, we may experience a significant impact on our financial position, result of operations and cash flows. Our derivative and hedging activities are described in further detail in Note 2 and Item 1, “Business”.

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

Actual results may differ from estimates, and estimates can be, and often are, revised either negatively or positively, depending on actual outcomes or changes in the facts or expectations surrounding each potential exposure. Changes in the estimates related to contingencies could have a negative impact on our consolidated results of operations, cash flows or financial position. Our contingencies are further discussed in Note 10.

Pension and Other Postretirement Plans

Our pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates. We annually review the estimates and assumptions underlying our pension and other postretirement plan costs and liabilities and update when appropriate.

The critical actuarial assumptions used to develop the required estimates for our pension and postretirement plans include the following key factors:

•	assumed discount rates
•	expected return on plan assets
•	the market value of plan assets
•	assumed mortality table
•	assumed rates of retirement.

The discount rate is utilized in calculating the actuarial present value of our pension and postretirement obligations and net pension and postretirement costs. When establishing our discount rate, with the assistance of our actuaries, we consider certain market indices, including Moody’s Corporate AA long-term bond rate, the Citigroup Pension Liability rate, other high-grade bond indices and a single equivalent discount rate derived utilizing the forecasted future cash flows in each year to the appropriate spot rates based on high quality (AA or better) corporate bonds.

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

Equity market performance and corporate bond rates have a significant effect on our reported results. For our largest pension plan, market performance also effects our market-related value of plan assets (MRVPA), which is a calculated value and differs from the actual market value of plan assets. The MRVPA recognizes differences between the actual market value and expected market value of our plan assets and is determined by our actuaries using a five-year moving weighted average methodology. Gains and losses on plan assets are spread through the MRVPA based on the five-year moving weighted average methodology, which affects the expected return on plan assets component of pension expense.
Glossary of Key Terms

In addition, differences between actuarial assumptions and actual plan results are deferred and amortized into cost when the accumulated differences exceed 10% of the greater of the projected benefit obligation (PBO) or the MRVPA for our largest pension plan. If necessary, the excess is amortized over the average remaining service period of active employees.

During 2010, we recorded net periodic benefit costs of $17 million related to our defined pension and postretirement benefit costs. We estimate that in 2011, we will record net periodic pension and other postretirement benefit costs in the range of $19 million to $21 million, a $2 million to $4 million increase compared to 2010. In determining our estimated expenses for 2011, our actuarial consultant assumed an 8.75% expected return on plan assets and a discount rate of 5.40% for the AGL Retirement Plan and 5.20% for the NUI Retirement Plan and for our postretirement plan.

The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal and retirement rates, and longer or shorter life spans of participants. The following table illustrates the effect of changing the critical actuarial assumptions for our pension and postretirement plans while holding all other assumptions constant.

In millions
Actuarial assumptions	Percentage-point change in assumption	Increase (decrease) in APBO		Increase (decrease) in cost
Expected long-term return on plan assets	+/- 1%	$	- / -	$(4) / 4
Discount rate	+/- 1%		(80) / 90	(7) / 7

See Note 5 for additional information on our pension and postretirement plans.

Income Taxes

We account for income taxes in accordance with the authoritative guidance related to income taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

This liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Additionally, during the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expense in our income tax returns.

For state income tax and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that our deferred tax assets will not be realized. In addition, we operate within multiple tax jurisdictions and we are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We maintain a liability for the estimate of potential income tax exposure and in our opinion adequate provisions for income taxes have been made for all years.

We had a $3 million valuation allowance on $109 million of deferred tax assets as of December 31, 2010, reflecting the expectation that most of these assets will be realized. Our net long-term deferred tax liability totaled $768 million at December 31, 2010. See Note 11 for additional information on our taxes.

Accounting Developments

In January 2010, the FASB issued authoritative guidance to improve fair value measurement disclosures. The guidance requires us to separately disclose significant transfers of amounts between Levels 1 and 2 and the reasons for the transfers. In addition, the reconciliation of fair value measurements using significant unobservable inputs (Level 3) should separately present transfers in/out of Level 3 as well as purchases, sales, issuances and settlements. We are required to present fair value measurements for each class of assets and liabilities and to disclose our valuation techniques and inputs used to measure fair value. The amended guidance became effective for us on January 1, 2010, with the exception of the presentation of Level 3 fair value measurements, which will be effective for us on January 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements. For more information on our fair value measurements, see Note 3.

In December 2010, the FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. Under the new guidance, Step 2 of the goodwill impairment test must be performed when adverse qualitative factors indicate that goodwill is more likely than not impaired. Although the guidance will be effective for us on January 1, 2011, our goodwill impairment analysis for the years ended December 31, 2010 and 2009 indicates that the fair values of our reporting units substantially exceed their carrying values, and we did not take a goodwill impairment charge in the current year nor do we expect to take a charge in future years. The amended guidance is not expected to have a material impact on our consolidated financial statements.
Glossary of Key Terms

In December 2010, the FASB issued clarification of the accounting guidance around disclosure of pro forma information for business combinations that occur in the current reporting period. The guidance requires us to present pro forma information in our comparative financial statements as if the acquisition date for any business combinations taking place in the current reporting period had occurred at the beginning of the prior year reporting period. We will adopt this guidance effective January 1, 2011, and include any required pro forma information for our proposed merger with Nicor, which is expected to be completed in the second half of 2011.

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

Energy Investments Golden Triangle Storage uses derivative financial instruments to reduce its exposure to the risk of changes in the price of natural gas that will be purchased in future periods for pad gas and additional volumes of gas used to de-water the cavern (de-water gas) during the construction of storage caverns. Pad gas includes volumes of non-working natural gas used to maintain the operational integrity of the caverns. De-water gas is used to remove water from the cavern in anticipation of commercial service and will be sold after completion of de-watering. We also use derivative financial instruments for asset optimization purposes.

Consolidated The following tables include the fair values and average values of our consolidated derivative financial instruments as of the dates indicated. We base the average values on monthly averages for the 12 months ended December 31, 2010 and 2009.

	Derivative financial instruments average fair values at December 31,
In millions	2010 (1)	2009 (1)
Asset	$226	$194
Liability	70	97
(1)	Excludes cash collateral amounts.

	Derivative financial instruments fair values netted with cash collateral at December 31,
In millions	2010	2009
Asset	$228	$240
Liability	48	62
Glossary of Key Terms

The following tables illustrate the change in the net fair value of our derivative financial instruments during the twelve months ended December 31, 2010, 2009 and 2008, and provide details of the net fair value of contracts outstanding as of December 31, 2010, 2009 and 2008.

In millions	2010	2009	2008
Net fair value of derivative financial instruments outstanding at beginning of period	$121	$65	$68
Derivative financial instruments realized or otherwise settled during period	(117)	(54)	(60)
Net fair value of derivative financial instruments acquired during period	-	50	-
Change in net fair value of derivative financial instruments	71	60	57
Net fair value of derivative financial instruments outstanding at end of period	75	121	65
Netting of cash collateral	105	57	129
Cash collateral and net fair value of derivative financial instruments outstanding at end of period (1)	$180	$178	$194
(1)
Net fair value of derivative financial instruments outstanding includes less than $1 million premium and associated intrinsic value at December 31, 2010, $2 million at December 31, 2009 and $4 million at December 31, 2008 associated with weather derivatives.

The sources of our net fair value at December 31, 2010, are as follows.

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through 2011	$(32)	$82
Mature 2012 - 2013	(17)	31
Mature 2014 - 2016	-	11
Total derivative financial instruments (3)	$(49)	$124
(1)	Valued using NYMEX futures prices.
(2)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(3)	Excludes cash collateral amounts.

Value-at-risk Our open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management, including the chief risk officer. Because we generally manage physical gas assets and economically protect our positions by hedging in the futures markets, our open exposure is generally immaterial, permitting us to operate within relatively low VaR limits. We employ daily risk testing, using both VaR and stress testing, to evaluate the risks of our open positions.

We actively monitor open commodity positions and the resulting VaR. We also continue to maintain a relatively matched book, where our total buy volume is close to our sell volume, with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period, SouthStar’s portfolio of positions for the 12 months ended December 31, 2010, 2009 and 2008 were less than $0.1 million and Sequent had the following VaRs.

In millions	2010	2009	2008
Period end	$1.6	$2.4	$2.5
12-month average	1.3	1.8	1.8
High	3.0	3.3	3.1
Low	0.7	0.7	0.8

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $892 million of variable-rate debt, which includes $732 million of our variable-rate short-term debt and $160 million of variable-rate gas facility revenue bonds outstanding at December 31, 2010, a 100 basis point change in market interest rates from 0.4% to 1.4% would have resulted in an increase in pretax interest expense of $9 million on an annualized basis.

Credit Risk

Distribution Operations Atlanta Gas Light has a concentration of credit risk as it bills eleven certificated and active Marketers in Georgia for its services. The credit risk exposure to Marketers varies with the time of the year, with exposure at its lowest in the nonpeak summer months and highest in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. These retail functions include customer service, billing, collections, and the purchase and sale of the natural gas commodity. The provisions of Atlanta Gas Light’s tariff allow Atlanta Gas Light to obtain security support in an amount equal to a minimum of two times a Marketer’s highest month’s estimated bill from Atlanta Gas Light. For 2010, the four largest Marketers based on customer count, which includes SouthStar, accounted for approximately 31% of our consolidated operating margin and 43% of distribution operations’ operating margin.

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
Glossary of Key Terms

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

Sequent, which provides services to retail marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of December 31, 2010, excluding $61 million of customer deposits, Sequent’s top 20 counterparties represented approximately 56% of the total counterparty exposure of $598 million, derived by adding together the top 20 counterparties’ exposures, exclusive of customer deposits, and dividing by the total of Sequent’s counterparties’ exposures.

As of December 31, 2010, Sequent’s counterparties, or the counterparties’ guarantors, had a weighted average S&P equivalent credit rating of BBB+, which is consistent with the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. There were no credit defaults with Sequent’s counterparties. The following table shows Sequent’s third-party natural gas contracts receivable and payable positions.

Glossary of Key Terms

	As of Dec. 31,
	Gross receivables
In millions	2010	2009
Netting agreements in place and counterparty is:
Investment grade	$515	$483
Non-investment grade	11	12
No external rating	260	106
No netting agreements in place and counterparty is:
Investment grade	2	14
Amount recorded on statements of financial position	$788	$615

	As of Dec. 31,
	Gross payables
In millions	2010	2009
Netting agreements in place and counterparty is:
Investment grade	$341	$277
Non-investment grade	40	34
No external rating	363	207
No netting agreements in place and counterparty is:
Investment grade	-	6
Amount recorded on statements of financial position	$744	$524

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $39 million at December 31, 2010, which would not have a material impact to our consolidated results of operations, cash flows or financial condition.

Glossary of Key Terms

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AGL Resources Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AGL Resources Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 9, 2011

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

Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 9, 2011

/s/ John W. Somerhalder II
John W. Somerhalder II
Chairman, President and Chief Executive Officer

/s/ Andrew W. Evans
Andrew W. Evans
Executive Vice President and Chief Financial Officer
Glossary of Key Terms

AGL Resources Inc.
Consolidated Statements of Financial Position - Assets

	As of December 31,
In millions	2010	2009
Current assets
Cash and cash equivalents (Note 2)	$24	$26
Receivables (Note 2)
Energy marketing receivables	788	615
Gas	204	178
Unbilled revenues	173	155
Other	13	29
Less allowance for uncollectible accounts	16	14
Total receivables	1,162	963
Inventories
Natural gas stored underground	615	649
Other	24	23
Total inventories (Note 2)	639	672
Derivative financial instruments – current portion (Note 2, Note 3 and Note 4)	182	188
Recoverable regulatory infrastructure program costs – current portion (Note 2)	48	43
Recoverable environmental remediation costs – current portion (Note 2 and Note 10)	7	11
Other current assets	100	97
Total current assets	2,162	2,000
Long-term assets and other deferred debits
Property, plant and equipment	6,266	5,939
Less accumulated depreciation	1,861	1,793
Property, plant and equipment – net (Note 2)	4,405	4,146
Goodwill (Note 2)	418	418
Recoverable regulatory infrastructure program costs (Note 2)	244	223
Recoverable environmental remediation costs (Note 2 and Note 10)	164	161
Derivative financial instruments (Note 2, Note 3 and Note 4)	46	52
Other	79	74
Total long-term assets and other deferred debits	5,356	5,074
Total assets	$7,518	$7,074

See Notes to Consolidated Financial Statements.

Glossary of Key Terms

AGL Resources Inc.
Consolidated Statements of Financial Position - Liabilities and Equity

	As of December 31,
In millions, except share amounts	2010	2009
Current liabilities
Energy marketing trade payable	$744	$524
Short-term debt (Note 3 and Note 7)	732	602
Current portion of long-term debt (Note 7)	300	-
Accounts payable – trade	184	196
Accrued regulatory infrastructure program costs – current portion (Note 2)	62	55
Customer deposits	52	41
Accrued wages and salaries	51	56
Accrued taxes	48	35
Derivative financial instruments – current portion (Note 2, Note 3 and Note 4)	44	52
Accrued interest (Note 10)	40	41
Deferred natural gas costs (Note 2)	19	30
Accrued environmental remediation liabilities – current portion (Note 2 and Note 10)	14	25
Other current liabilities	138	115
Total current liabilities	2,428	1,772
Long-term liabilities and other deferred credits
Long-term debt (Note 3 and Note 7)	1,673	1,974
Accumulated deferred income taxes (Note 2 and Note 11)	768	695
Accrued pension obligations (Note 3 and Note 5)	186	159
Accumulated removal costs (Note 2)	182	183
Accrued regulatory infrastructure program costs (Note 2)	166	155
Accrued environmental remediation liabilities (Note 2 and Note 10)	129	119
Accrued postretirement benefit costs (Note 3 and Note 5)	36	38
Derivative financial instruments (Note 2, Note 3 and Note 4)	4	10
Other long-term liabilities and other deferred credits	110	150
Total long-term liabilities and other deferred credits	3,254	3,483
Total liabilities and other deferred credits	5,682	5,255
Commitments and contingencies (see Note 10)
Equity
AGL Resources Inc. common shareholders’ equity, $5 par value; 750 million shares authorized	1,813	1,780
Noncontrolling interest (Note 9)	23	39
Total equity	1,836	1,819
Total liabilities and equity	$7,518	$7,074

See Notes to Consolidated Financial Statements.

Glossary of Key Terms

AGL Resources Inc.
Consolidated Statements of Income

	Years ended December 31,
In millions, except per share amounts	2010	2009	2008
Operating revenues (Note 2)	$2,373	$2,317	$2,800
Operating expenses
Cost of gas (Note 2)	1,164	1,142	1,654
Operation and maintenance	503	497	472
Depreciation and amortization (Note 2)	160	158	152
Taxes other than income taxes	46	44	44
Total operating expenses	1,873	1,841	2,322
Operating income	500	476	478
Other (expense) income	(1)	9	6
Interest expenses, net	(109)	(101)	(115)
Earnings before income taxes	390	384	369
Income tax expenses (Note 11)	140	135	132
Net income	250	249	237
Less net income attributable to the noncontrolling interest (Note 9)	16	27	20
Net income attributable to AGL Resources Inc.	$234	$222	$217
Per common share data (Note 2)
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$3.02	$2.89	$2.85
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$3.00	$2.88	$2.84
Cash dividends declared per common share	$1.76	$1.72	$1.68
Weighted average number of common shares outstanding (Note 2)
Basic	77.4	76.8	76.3
Diluted	77.8	77.1	76.6

See Notes to Consolidated Financial Statements.

Glossary of Key Terms

AGL Resources Inc.
Consolidated Statements of Equity
	AGL Resources Inc. Shareholders
			Premium on		Accumulated other
In millions, except per share amounts	Common stock		common	Earnings	comprehensive	Treasury	Noncontrolling
	Shares	Amount	stock	reinvested	loss	shares	interest	Total
As of December 31, 2007	76.4	$390	$667	$680	$(13)	$(63)	$47	$1,708
Net income	-	-	-	217	-	-	20	237
Other comprehensive loss (Note 8)	-	-	-	-	(121)	-	(5)	(126)
Dividends on common stock ($1.68 per share)	-	-	-	(128)	-	4	-	(124)
Distributions to noncontrolling interests (Note 9)	-	-	-	-	-	-	(30)	(30)
Issuance of treasury shares (Note 8)	0.5	-	(1)	(6)	-	16	-	9
Stock-based compensation expense (net of tax) (Note 6)	-	-	10	-	-	-	-	10
As of December 31, 2008	76.9	390	676	763	(134)	(43)	32	1,684
Net income	-	-	-	222	-	-	27	249
Other comprehensive income (Note 8)	-	-	-	-	18	-	-	18
Dividends on common stock ($1.72 per share)	-	-	-	(132)	-	5	-	(127)
Distributions to noncontrolling interests (Note 9)	-	-	-	-	-	-	(20)	(20)
Issuance of treasury shares (Note 8)	0.6	-	(4)	(5)	-	17	-	8
Stock-based compensation expense (net of tax) (Note 6)	-	-	7	-	-	-	-	7
As of December 31, 2009	77.5	390	679	848	(116)	(21)	39	1,819
Net income	-	-	-	234	-	-	16	250
Other comprehensive (loss) income (Note 8)	-	-	-	-	(33)	-	1	(32)
Dividends on common stock ($1.76 per share)	-	-	-	(136)	-	3	-	(133)
Purchase of additional 15% ownership interest in SouthStar (Note 9)	-	-	(51)	-	(1)	-	(6)	(58)
Distributions to noncontrolling interests (Note 9)	-	-	-	-	-	-	(27)	(27)
Purchase of treasury shares (Note 8)	(0.2)	-	-	-	-	(7)	-	(7)
Issuance of treasury shares (Note 8)	0.7	1	(5)	(3)	-	22	-	15
Stock-based compensation expense (net of tax) (Note 6)	-	-	8	-	-	1	-	9
As of December 31, 2010	78.0	$391	$631	$943	$(150)	$(2)	$23	$1,836

See Notes to Consolidated Financial Statements.

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
In millions	2010	2009	2008
Comprehensive income attributable to AGL Resources Inc. (net of tax)
Net income attributable to AGL Resources Inc.	$234	$222	$217
(Loss) gain resulting from unfunded pension and postretirement obligation during the period (Note 5)	(28)	17	(111)
Cash flow hedges (Note 4):
Derivative financial instruments unrealized losses arising during the period	(14)	(12)	(4)
Reclassification of derivative financial instruments realized losses (gains) included in net income	9	13	(6)
Other comprehensive (loss) income	(33)	18	(121)
Comprehensive income (Note 8)	$201	$240	$96

Comprehensive income (loss) attributable to noncontrolling interest (net of tax)
Net income attributable to noncontrolling interest (Note 9)	$16	$27	$20
Cash flow hedges (Note 4):
Derivative financial instruments unrealized losses arising during the period	(1)	(7)	(1)
Reclassification of derivative financial instruments realized losses (gains) included in net income	2	7	(4)
Other comprehensive income (loss)	1	-	(5)
Comprehensive income (Note 8)	$17	$27	$15

Total comprehensive income (net of tax)
Net income	$250	$249	$237
(Loss) gain resulting from unfunded pension and postretirement obligation during the period	(28)	17	(111)
Cash flow hedges (Note 4):
Derivative financial instruments unrealized losses arising during the period	(15)	(19)	(5)
Reclassification of derivative financial instruments realized losses (gains) included in net income	11	20	(10)
Other comprehensive (loss) income	(32)	18	(126)
Comprehensive income (Note 8)	$218	$267	$111

See Notes to Consolidated Financial Statements.

Glossary of Key Terms

AGL Resources Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
In millions	2010	2009	2008
Cash flows from operating activities
Net income	$250	$249	$237
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization (Note 2)	160	158	152
Deferred income taxes (Note 11)	92	105	89
Change in derivative financial instrument assets and liabilities (Note 3 and Note 4)	(2)	11	(129)
Changes in certain assets and liabilities
Energy marketing receivables and energy marketing trade payables, net (Note 2)	47	(81)	10
Inventories (Note 2)	33	(9)	(112)
Accrued expenses	7	19	26
Gas and trade payables	(12)	1	29
Deferred natural gas costs (Note 2)	(14)	24	1
Gas, unbilled and other receivables (Note 2)	(26)	108	(65)
Other – net	(9)	7	(11)
Net cash flow provided by operating activities	526	592	227
Cash flows from investing activities
Expenditures for property, plant and equipment (Note 2)	(510)	(476)	(372)
Proceeds from the disposition of assets	73	-	-
Other	(5)	-	-
Net cash flow used in investing activities	(442)	(476)	(372)
Cash flows from financing activities
Net payments and borrowings of short-term debt	131	(264)	286
Issuance of treasury shares (Note 8)	15	8	9
Issuances of senior notes (Note 7)	-	297	-
Issuances of variable rate gas facility revenue bonds (Note 7)	160	-	160
Payments of gas facility revenue bonds (Note 7)	(160)	-	(160)
Purchase of treasury shares (Note 8)	(7)	-	-
Distribution to noncontrolling interest (Note 9)	(27)	(20)	(30)
Purchase 15% ownership in SouthStar from Piedmont (Note 9)	(58)	-	-
Dividends paid on common shares (Note 8)	(133)	(127)	(124)
Other	(7)	-	1
Net cash flow (used in) provided by financing activities	(86)	(106)	142
Net (decrease) increase in cash and cash equivalents	(2)	10	(3)
Cash and cash equivalents at beginning of period	26	16	19
Cash and cash equivalents at end of period	$24	$26	$16
Cash paid during the period for
Interest	$107	$93	$115
Income taxes	58	50	27

See Notes to Consolidated Financial Statements.
Glossary of Key Terms

Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation

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

Basis of Presentation

Our consolidated financial statements as of and for the period ended December 31, 2010 are prepared in accordance with GAAP and under the rules of the SEC. Our consolidated financial statements include our accounts, the accounts of our majority-owned and controlled subsidiaries and the accounts of our variable interest entity for which we are the primary beneficiary. This means that our accounts are combined with the subsidiaries’ accounts. We have eliminated any intercompany profits and transactions in consolidation; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process.

Certain amounts from prior periods have been reclassified and revised to conform to the current period presentation. The reclassifications and revisions had no material impact on our prior period balances.

Note 2 – Significant Accounting Policies and Methods of Application

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

Atlanta Gas Light Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of eleven Marketers in Georgia. The credit risk exposure to Marketers varies seasonally, with the lowest exposure in the nonpeak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. These retail functions include customer service, billings, collections, and the purchase and sale of natural gas. Atlanta Gas Light’s tariff allows it to obtain security support in an amount equal to no less than two times a Marketer’s highest month’s estimated bill from Atlanta Gas Light.

Inventories

For our distribution operations subsidiaries, we record natural gas stored underground at WACOG. For Sequent and SouthStar, we account for natural gas inventory at the lower of WACOG or market price.

Sequent and SouthStar evaluate the average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, adjustments are recorded to reduce the weighted average cost of the natural gas inventory to market price. Consequently, as a result of declining natural gas prices, Sequent recorded LOCOM adjustments against cost of gas, to reduce the value of its inventories to market value, of $8 million in 2010, $8 million in 2009 and $40 million in 2008. SouthStar was not required to make LOCOM adjustments in 2010, but recorded LOCOM adjustments of $6 million in 2009 and $24 million in 2008.

In Georgia’s competitive environment, Marketers including SouthStar, our retail marketing subsidiary, began selling natural gas in 1998 to firm end-use customers at market-based prices. Part of the unbundling process, which resulted from deregulation that provides for this competitive environment, is the assignment to Marketers of certain pipeline services that Atlanta Gas Light has under contract. Atlanta Gas Light assigns, on a monthly basis, the majority of the pipeline storage services that it has under contract to Marketers, along with a corresponding amount of inventory.
Glossary of Key Terms

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

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of December 31, 2010 and December 31, 2009, the collateral that wholesale services would have been required to post if our credit ratings had been downgraded to non-investment grade status would not have had a material impact to our consolidated results of operations, cash flows or financial condition. However, if such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be negatively impacted.

Sequent has a concentration of credit risk for services it provides to marketers and to utility and industrial counterparties. This credit risk is measured by 30-day receivable exposure plus forward exposure, which is generally concentrated in 20 of its counterparties. Sequent evaluates the credit risk of its counterparties using a S&P equivalent credit rating, which is determined by a process of converting the lower of the S&P or Moody’s rating to an internal rating ranging from 9.00 to 1.00, with 9.00 being equivalent to AAA/Aaa by S&P and Moody’s and 1.00 being equivalent to D or Default by S&P and Moody’s. For a customer without an external rating, Sequent assigns an internal rating based on Sequent’s analysis of the strength of its financial ratios. At December 31, 2010 and excluding $61 million of customer deposits, Sequent’s top 20 counterparties represented approximately 56% of the total credit exposure of $598 million, derived by adding together the top 20 counterparties’ exposures and dividing by the total of Sequent’s counterparties’ exposures. Sequent’s counterparties or the counterparties’ guarantors had a weighted average S&P equivalent rating of BBB+ at December 31, 2010.

The weighted average credit rating is obtained by multiplying each customer’s assigned internal rating by its credit exposure and then adding the individual results for all counterparties. That total is divided by the aggregate total exposure. This numeric value is converted to an S&P equivalent.

Sequent has established credit policies to determine and monitor the creditworthiness of counterparties, including requirements for posting of collateral or other credit security, as well as the quality of pledged collateral. Collateral or credit security is most often in the form of cash or letters of credit from an investment-grade financial institution, but may also include cash or United States government securities held by a trustee. When Sequent is engaged in more than one outstanding derivative transaction with the same counterparty and it also has a legally enforceable netting agreement with that counterparty, the “net” mark-to-market exposure represents the netting of the positive and negative exposures with that counterparty and a reasonable measure of Sequent’s credit risk. Sequent also uses other netting agreements with certain counterparties with whom it conducts significant transactions.

Fair value measurements

The carrying values of cash and cash equivalents, receivables, derivative financial assets and liabilities, accounts payable, pension and postretirement plan assets and liabilities, other current liabilities and accrued interest approximate fair value. See Note 3 for additional fair value disclosures.

As defined in authoritative guidance related to fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in valuing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observance of those inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy defined by the guidance are as follows:
Glossary of Key Terms

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

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. We have no assets or liabilities classified as Level 3, except for retirement plan assets as described in Note 3 and Note 5.

The authoritative guidance related to fair value measurements and disclosures also established a two-step process to determine if the market for a financial asset is inactive and a transaction is not distressed. Currently, this authoritative guidance does not affect us, as our derivative financial instruments are traded in active markets.

Derivative Financial Instruments

Fair Value Hierarchy As required by the authoritative guidance, derivative financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values incorporates various factors required under the guidance. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of our nonperformance risk on our liabilities.

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

The authoritative guidance related to derivatives and hedging requires that we offset cash collateral held in our broker accounts on our Consolidated Statements of Financial Position with the associated fair value of the instruments in the accounts. Our cash collateral amounts were $105 million as of December 31, 2010 and $57 million as of December 31, 2009.

Natural Gas Derivative Financial Instruments

The fair value of natural gas derivative financial instruments we use to manage exposures arising from changing natural gas prices reflects the estimated amounts that we would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. We use external market quotes and indices to value substantially all of our derivative financial instruments.

Distribution Operations In accordance with a directive from the New Jersey BPU, Elizabethtown Gas enters into derivative financial instruments to hedge the impact of market fluctuations in natural gas prices. In accordance with the authoritative guidance related to derivatives and hedging, such derivative transactions are accounted for at fair value each reporting period in our Consolidated Statements of Financial Position. In accordance with regulatory requirements realized gains and losses related to these derivatives are reflected in natural gas costs and ultimately included in billings to customers. However, these derivative financial instruments are not designated as hedges in accordance with the guidance.
Glossary of Key Terms

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

Wholesale Services We purchase natural gas for storage when the difference in the current market price we pay to buy and transport natural gas plus the cost to store the natural gas is less than the market price we can receive in the future, resulting in a positive net operating margin. We use NYMEX futures contracts and other OTC derivatives to sell natural gas at that future price to substantially lock in the operating margin we will ultimately realize when the stored natural gas is sold. These futures contracts meet the definition of derivatives under the authoritative guidance related to derivatives and hedging and are accounted for at fair value in our Consolidated Statements of Financial Position, with changes in fair value recorded in our Consolidated Statements of Income in the period of change. However, these futures contracts are not designated as hedges in accordance with the guidance.

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

Energy Investments During the construction of the storage caverns Golden Triangle Storage uses derivative financial instruments to reduce its exposure to the risk of changes in the price of natural gas that will be purchased in future periods for pad gas. Pad gas includes volumes of non-working natural gas used to maintain the operational integrity of the caverns.

We have designated all of Golden Triangle Storage’s derivative financial instruments, consisting of financial swaps, as cash flow hedges under the authoritative guidance related to derivatives and hedging. The pad gas is considered to be a component of the storage cavern’s construction costs; as a result, any derivative gains or losses arising from the cash flow hedges will remain in OCI until the pad gas is sold, which will not occur until the storage caverns are decommissioned. The fair value of these derivative financial instruments currently have minimal hedge ineffectiveness which is recorded in cost of gas in our Consolidated Statements of Income in the period in which it occurs. Golden Triangle Storage began entering into these derivative financial transactions during 2009.

Weather Derivative Financial Instruments

SouthStar entered into weather derivative contracts as economic hedges of operating margins in the event of warmer-than-normal and colder-than-normal weather in the Heating Season. SouthStar accounts for these contracts using the intrinsic value method under the authoritative guidance related to financial instruments. These weather derivative financial instruments are not designated as derivatives or hedges and are reflected in cost of gas on our Consolidated Statements of Income.

Debt

We estimate the fair value using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. In determining the market interest yield curve, we considered our currently assigned ratings for unsecured debt.

Glossary of Key Terms

Property, Plant and Equipment

A summary of our PP&E by classification as of December 31, 2010 and 2009 is provided in the following table.

In millions	2010	2009
Transmission and distribution	$4,955	$4,579
Storage	580	290
Other	484	725
Construction work in progress	247	345
Total gross PP&E	6,266	5,939
Accumulated depreciation	(1,861)	(1,793)
Total net PP&E	$4,405	$4,146

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

Retail Energy Operations, Wholesale Services, Energy Investments and Corporate PP&E expenditures include property that is in use and under construction, and we report it at cost. We record a gain or loss for retired or otherwise disposed-of property. Natural gas in storage at Jefferson Island and Golden Triangle Storage that is retained as pad gas (volumes of non-working natural gas used to maintain the operational integrity of the cavern facility) is classified as non-depreciable property, plant and equipment and is valued at cost.

Depreciation Expense

We compute depreciation expense for distribution operations by applying composite, straight-line rates (approved by the state regulatory agencies) to the investment in depreciable property. The average composite straight-line depreciation rates for depreciable property -- excluding transportation equipment for Atlanta Gas Light, Virginia Natural Gas and Chattanooga Gas and the composite, straight-line rates for Elizabethtown Gas, Florida City Gas and Elkton Gas are listed in the following table. We depreciate transportation equipment on a straight-line basis over a period of 5 to 10 years. We compute depreciation expense for other segments on a straight-line basis up to 35 years based on the estimated useful life of the asset.

	2010	2009	2008
Atlanta Gas Light	2.5%	2.5%	2.5%
Chattanooga Gas	2.8%	3.4%	3.3%
Elizabethtown Gas	2.4%	3.1%	3.1%
Elkton Gas	2.3%	2.1%	2.9%
Florida City Gas	3.7%	3.9%	3.9%
Virginia Natural Gas	3.0%	2.6%	2.7%

AFUDC and Capitalized Interest

Four of our utilities are authorized by applicable state regulatory agencies or legislatures to record the cost of debt and equity funds as part of the cost of construction projects in our Consolidated Statements of Financial Position. Additionally, we recorded AFUDC of $3 million in 2010, $13 million in 2009 and $8 million in 2008 within the Consolidated Statements of Income. The capital expenditures of our two other utilities do not qualify for AFUDC treatment. More information on our authorized AFUDC rates is provided in the following table.

	2010	2009	2008
Atlanta Gas Light(1)	8.10%	8.53%	8.53%
Chattanooga Gas (2)	7.41%	7.89%	7.89%
Elizabethtown Gas (3)	0.40%	0.41%	2.84%
Virginia Natural Gas (4)	-	9.24%	8.91%
(1)	New rate as of November 1, 2010.
(2)	New rate as of June 1, 2010.
(3)	Variable rate is determined by FERC method of AFUDC accounting.
(4)	Approved only for Hampton Roads construction project which ended in 2009. VNG received no AFUDC interest for 2010.

Within our energy investments segment, we have recorded capitalized interest as part of the cost of the Golden Triangle Storage construction project in our Consolidated Statements of Financial Position, and within interest expense in our Consolidated Statements of Income in the amount of $5 million in 2010, $3 million in 2009 and $2 million in 2008.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with the authoritative guidance, we annually evaluate our goodwill balances for impairment or more frequently if impairment indicators arise. These indicators include, but are not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. We test goodwill impairment utilizing a fair value approach at a reporting unit level which generally equates to our operating segments, as discussed in Note 12 “Segment Information,” and an impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
Glossary of Key Terms

Our goodwill impairment analysis for the years ended December 31, 2010 and 2009 indicated that the fair value of each reporting unit is substantially in excess of carrying value, and are not at risk of failing step one of the impairment evaluation. As a result, we did not recognize any goodwill impairment charges and do not anticipate taking goodwill impairment charges in the forseeable future.

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

Investment and Other Tax Credits Deferred investment tax credits associated with distribution operations are included as a regulatory liability in our Consolidated Statements of Financial Position. These investment tax credits are being amortized over the estimated life of the related properties as credits to income in accordance with regulatory requirements. In 2007, we invested in a guaranteed affordable housing tax credit fund. We reduce income tax expense in our Consolidated Statements of Income for the investment tax credits and other tax credits associated with our non-regulated subsidiaries, including the affordable housing credits.

Accumulated Deferred Income Tax Assets and Liabilities We report some of our assets and liabilities differently for financial accounting purposes than we do for income tax purposes. We report the tax effects of the differences in those items as deferred income tax assets or liabilities in our Consolidated Statements of Financial Position. We measure the assets and liabilities using income tax rates that are currently in effect. Because of the regulated nature of the utilities’ business, we recorded a regulatory tax liability in accordance with authoritative guidance related to income taxes, which we are amortizing over approximately 30 years.

Tax Benefits The authoritative guidance related to income taxes requires us to determine whether tax benefits claimed or expected to be claimed on our tax return should be recorded in our consolidated financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2010 and December 31, 2009, we did not have a liability for unrecognized tax benefits. Based on current information, we do not anticipate that this will change materially in 2011.

Uncertain Tax Positions We recognize accrued interest and penalties related to uncertain tax positions in operating expenses in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2010, we did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

Tax Collections We do not collect income taxes from our customers on behalf of governmental authorities. We collect and remit various taxes on behalf of various governmental authorities. We record these amounts in our Consolidated Statements of Financial Position except taxes in the state of Florida which we are required to include in revenues and operating expenses. These Florida related taxes are immaterial for all periods presented.

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
Glossary of Key Terms

The Elizabethtown Gas, Virginia Natural Gas, Florida City Gas, Chattanooga Gas and Elkton Gas rate structures include volumetric rate designs that allow recovery of costs through gas usage. Revenues from sales and transportation services are recognized in the same period in which the related volumes are delivered to customers. Revenues from residential and certain commercial and industrial customers are recognized on the basis of scheduled meter readings. Additionally, revenues are recorded for estimated deliveries of gas not yet billed to these customers, from the last meter reading date to the end of the accounting period. These are included in the Consolidated Statements of Financial Position as unbilled revenue. For other commercial and industrial customers and all wholesale customers, revenues are based on actual deliveries to the end of the period.

The tariffs for Elizabethtown Gas, Virginia Natural Gas and Chattanooga Gas contain WNA’s that partially mitigate the impact of unusually cold or warm weather on customer billings and operating margin. The WNA’s purpose is to reduce the effect of weather on customer bills by reducing bills when winter weather is colder than normal and increasing bills when weather is warmer than normal. In addition, the tariff for Virginia Natural Gas contains a revenue normalization mechanism that mitigates the impact of conservation and declining customer usage.

Retail energy operations We record retail energy operations’ revenues when services are provided to customers. Revenues from sales and transportation services are recognized in the same period in which the related volumes are delivered to customers. Sales revenues from residential and certain commercial and industrial customers are recognized on the basis of scheduled meter readings. In addition, revenues are recorded for estimated deliveries of gas not yet billed to these customers, from the most recent meter reading date to the end of the accounting period. These are included in the Consolidated Statements of Financial Position as unbilled revenue. For other commercial and industrial customers and all wholesale customers, revenues are based on actual deliveries during the period.

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

Energy investments We record operating revenues at Jefferson Island and Golden Triangle Storage in the period in which actual volumes are transported and storage services are provided. The majority of our storage services are covered under medium to long-term contracts at fixed market-based rates. We recognize our park and loan revenues ratably over the life of the contract.

Cost of gas

Excluding Atlanta Gas Light, we charge our utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the state regulatory agencies. Under these mechanisms, we defer (that is, include as a current asset or liability in the Consolidated Statements of Financial Position and exclude from the Statements of Consolidated Income) the difference between the actual cost of gas and what is collected from or billed to customers in a given period. The deferred amount is either billed or refunded to our customers prospectively through adjustments to the commodity rate. These amounts are reflected as regulatory assets identified as recoverable natural gas costs or regulatory liabilities which are identified as deferred natural gas costs within our Consolidated Statements of Financial Position. For more information, see “Regulatory Assets and Liabilities” in Note 2.

Our retail energy operations customers are charged for natural gas consumed. We also include within our cost of gas amounts for fuel and lost and unaccounted for gas, adjustments to reduce the value of our inventories to market value and for gains and losses associated with derivatives.

Operating leases

We have certain operating leases with provisions for step rent or escalation payments and certain lease concessions. We account for these leases by recognizing the future minimum lease payments on a straight-line basis over the respective minimum lease terms, in accordance with authoritative guidance related to leases. However, this accounting treatment does not affect the future annual operating lease cash obligations.

Glossary of Key Terms

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

In millions	2010	2009	2008
Denominator for basic earnings per common share attributable to AGL Resources Inc. common shareholders (1)	77.4	76.8	76.3
Assumed exercise of potential common shares	0.4	0.3	0.3
Denominator for diluted earnings per common share attributable to AGL Resources Inc. common shareholders	77.8	77.1	76.6
(1)	Daily weighted average shares outstanding.

The following table contains the weighted average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price:

	December 31,
In millions	2010	2009	2008
Twelve months ended	0.8	2.0	1.6

The decrease in the number of shares that were excluded from the computation for the year ended December 31, 2010 is the result of an increase in the average market value of our common shares for the years ended December 31, 2010 compared to 2009 and 2008. While the market value of our common shares rose during 2009, the average share price for 2009 was lower than 2008.

Regulatory Assets and Liabilities

We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense are capitalized and recorded as regulatory assets when it is probable that the incurred costs or estimated future expenditures will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the regulatory commissions.

Our regulatory assets and liabilities and the associated assets and liabilities are summarized in the following table.

	December 31,
In millions	2010	2009
Regulatory assets
Recoverable regulatory infrastructure program costs	$292	$266
Recoverable ERC	171	172
Recoverable seasonal rates	11	11
Recoverable postretirement benefit costs	9	10
Recoverable natural gas costs	3	-
Other	35	27
Total regulatory assets	521	486
Associated assets
Derivative financial instruments	20	11
Total regulatory and associated assets	$541	$497
Regulatory liabilities
Accumulated removal costs	$182	$183
Derivative financial instruments	20	11
Deferred natural gas costs	19	30
Regulatory tax liability	15	17
Unamortized investment tax credit	12	13
Other	24	17
Total regulatory liabilities	272	271
Associated liabilities
Regulatory infrastructure program costs	228	210
ERC	132	133
Total associated liabilities	360	343
Total regulatory and associated liabilities	$632	$614
Glossary of Key Terms

Our regulatory assets are recoverable through either rate riders or base rates specifically authorized by a state regulatory commission. Base rates are designed to provide both a recovery of cost and a return on investment during the period rates are in effect. As such, all our regulatory assets recoverable through base rates are subject to review by the respective state regulatory commission during any future rate proceedings. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and believe that we will be able to recover these costs, consistently with our historical recoveries. In the event that the provisions of authoritative guidance related to regulated operations were no longer applicable, we would recognize a write-off of regulatory assets that would result in a charge to net income, and be classified as an extraordinary item.

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

All the regulatory assets included in the preceding table are included in base rates except for the recoverable regulatory infrastructure program costs, recoverable ERC and deferred natural gas costs, which are recovered through specific rate riders on a dollar for dollar basis. The rate riders that authorize recovery of recoverable regulatory infrastructure program costs and the deferred natural gas costs include both a recovery of costs and a return on investment during the recovery period.

Environmental Remediation Costs Our ERC liabilities are customarily reported estimates of future remediation costs for our former operating sites that are contaminated based on probabilistic models of potential costs and on an undiscounted basis. As cleanup options and plans mature and cleanup contracts are entered into, we are able to provide conventional engineering estimates of the likely costs of remediation at our former sites. These estimates contain various engineering uncertainties, but we continuously attempt to refine and update these engineering estimates. These liabilities do not include other potential expenses, such as unasserted property damage claims, personal injury or natural resource damage claims, unbudgeted legal expenses or other costs for which we may be held liable but for which we cannot reasonably estimate an amount.

Our ERC liabilities are included as a corresponding regulatory asset. These recoverable ERC assets are a combination of accrued ERC liabilities and recoverable cash expenditures for investigation and cleanup costs. We primarily recover these costs through rate riders. We have two rate riders that authorize the recovery of these costs. The ERC rate rider for Atlanta Gas Light only allows for recovery of the costs incurred and the recovery period occurs over the five years after the expense is incurred. ERC associated with the investigation and remediation of Elizabethtown Gas remediation sites located in the state of New Jersey are recovered under a remediation adjustment clause and include the carrying cost on recoverable amounts not currently in rates. For more information on our ERC liabilities, see Note 10.

Derivative Financial Instruments Elizabethtown Gas’ derivative financial instrument asset and liability reflect unrealized losses or gains that will be recovered from or passed to rate payers through the recovery of its natural gas costs on a dollar for dollar basis, once the losses or gains are realized. For more information on Elizabethtown Gas’ derivative financial instruments, see Note 4.

Other Regulatory Assets and Liabilities Our recoverable postretirement benefit costs are recoverable through base rates over the next 3 to 22 years based on the remaining recovery period as designated by the applicable state regulatory commissions. Recoverable seasonal rates reflect the difference between the recognition of a portion of Atlanta Gas Light’s residential base rates revenues on a straight-line basis as compared to the collection of the revenues over a seasonal pattern. These amounts are fully recoverable through base rates within one year.

Regulatory Infrastructure Programs By order of the Georgia Commission (through a joint stipulation and a subsequent settlement agreement between Atlanta Gas Light and the Georgia Commission) Atlanta Gas Light began a pipeline replacement program to replace all bare steel and cast iron pipe in its system by December 2013. If Atlanta Gas Light does not perform in accordance with this order, it will be assessed certain nonperformance penalties. As of 2010, we have completed the replacement of all our cast iron pipes, and the remaining replacements are on schedule.
Glossary of Key Terms

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

Atlanta Gas Light has recorded a long-term regulatory asset of $244 million, which represents the expected future collection of both expenditures already incurred and expected future capital expenditures to be incurred through the remainder of the program. Atlanta Gas Light has also recorded a current asset of $48 million, which represents the expected amount to be collected from customers over the next 12 months. The amounts recovered from the pipeline replacement revenue rider during the last three years were:

•	$45 million in 2010
•	$41 million in 2009
•	$30 million in 2008

As of December 31, 2010, Atlanta Gas Light had recorded a current liability of $62 million representing expected program expenditures for the next 12 months and a long-term liability of $166 million, representing expected program expenditures starting in 2011 through the end of the program in 2013.

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

The Georgia Commission has also approved Atlanta Gas Light’s STRIDE program, which is comprised of the ongoing pipeline replacement program, the new Integrated System Reinforcement Program (i-SRP) and the new Integrated Customer Growth Program (i-CGP). Under STRIDE the purpose of the i-SRP program is to upgrade Atlanta Gas Light’s distribution system and liquefied natural gas facilities in Georgia, improve its system reliability and operational flexibility, and create a platform to meet long-term forecasted growth. Under STRIDE, Atlanta Gas Light will be required to file an updated ten-year forecast of infrastructure requirements under the i-SRP along with a new three-year construction plan every three years for review and approval by the Georgia Commission.

Under the i-CGP program, the Georgia Commission authorized Atlanta Gas Light to extend the company’s pipeline facilities to serve customers without pipeline access and create new economic development opportunities in Georgia. The i-CGP was approved as a three-year pilot program under STRIDE, and will be recovered through a surcharge.

In April 2009, the New Jersey BPU approved an enhanced infrastructure program for Elizabethtown Gas, which began in 2009 and is scheduled to be completed in 2011. This program was created in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. A regulatory cost recovery mechanism will be established with estimated rates put into effect at the beginning of each year. At the end of the program the regulatory cost recovery mechanism will be trued-up and any remaining costs not previously collected will be included in base rates.

The following table provides additional information on our expenditures under these programs during the year ended December 31, 2010.

In millions
Georgia
Pipeline replacement program	$81
Integrated System Reinforcement Program	54
Integrated Customer Growth Program	6
New Jersey
Enhanced infrastructure program	46
Total	$187

Glossary of Key Terms

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

Non-Wholly-Owned Entities

We hold ownership interests in a number of joint ventures with varying ownership structures. We evaluate all of our partnership interests and other variable interests to determine if each entity is a variable interest entity (VIE), as defined in the authoritative accounting guidance. If a venture is a VIE for which we are the primary beneficiary, we consolidate the assets, liabilities and results of operations of the entity. We reassess our conclusion as to whether an entity is a VIE upon certain occurrences which are deemed reconsideration events under the guidance.

On January 1, 2010, we adopted authoritative accounting guidance that requires us to reassess our determination that we are the primary beneficiary of a VIE based on whether we have the power to direct matters that most significantly impact the activities of a VIE, and have the obligation to absorb losses or the right to receive benefits of a VIE. The adoption of this guidance had no effect on our Consolidated Statements of Income, Cash Flows or Financial Position because we concluded that SouthStar’s accounts should continue to be consolidated with the accounts of AGL Resources Inc. and its majority-owned and controlled subsidiaries.

We have concluded that the only joint venture that we are required to consolidate as a VIE, for which we are the primary beneficiary, is SouthStar. We recognize on our Consolidated Statements of Financial Position, Piedmont’s share of the non-wholly owned entity as a separate component of equity entitled “noncontrolling interest.” Piedmont’s share of current operations is reflected in “net income attributable to the noncontrolling interest” on our Consolidated Statements of Income. The authoritative guidance has no effect on our calculation of basic or diluted earnings per common share amounts, which are based upon net income attributable to AGL Resources Inc. For additional information, see Note 9.

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Our estimates may involve complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. The most significant estimates include our pipeline replacement program accruals, environmental liability accruals, uncollectible accounts and other allowance for contingencies, pension and postretirement obligations, derivative and hedging activities and provision for income taxes. Our actual results could differ from our estimates.
Glossary of Key Terms

Note 3 – Fair Value Measurements

The methods used to determine fair value for our assets and liabilities are fully described within Note 2.

Derivative Financial Instruments

The following table summarizes, by level within the fair value hierarchy, our derivative financial assets and liabilities that were accounted for at fair value on a recurring basis for the years ended December 31, 2010 and 2009.

	Recurring fair values Natural gas derivative financial instruments
	December 31, 2010		December 31, 2009
In millions	Assets (1)	Liabilities	Assets (1)	Liabilities
Quoted prices in active markets (Level 1)	$22	$(71)	$36	$(37)
Significant other observable inputs (Level 2)	153	(29)	172	(52)
Unobservable inputs (Level 3)	-	-	-	-
Netting of cash collateral	53	52	30	27
Total carrying value (2)	$228	$(48)	$238	$(62)
(1)	Less than $1 million of premium at December 31, 2010 and $2 million at December 31, 2009 associated with weather derivatives have been excluded as they are based on intrinsic value not fair value.
(2)	There were no transfers between Level 1, Level 2, or Level 3 for any periods presented.

Other Fair Value Measures

In addition to our derivative financial instruments above, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and debt. For cash and cash equivalents, accounts receivable and accounts payable, we consider carrying value to materially approximate fair value due to their short-term nature. The nonfinancial assets and liabilities include pension and post-retirement benefits.

Pension and post-retirement benefits Our pension and postretirement target asset allocations consist of approximately 30% - 95% equity, 10% - 40% fixed income, 10% - 35% real estate and other and the remaining 0% - 10% in cash. Our actual retirement and postretirement plans’ asset allocations by level within the fair value hierarchy for the year ended December 31, 2010, are presented in the table below.

	Retirement plans (1)					Postretirement plan
In millions	Level 1	Level 2	Level 3	Total	% of total	Level 1	Level 2	Level 3	Total	% of total
Cash	$7	$-	$-	$7	2%	$1	$-	$-	$1	1%
Equity Securities
U.S. large cap (2)	91	-	-	91	26%	-	36	-	36	57%
U.S. small cap (2)	51	-	-	51	15%	-	-	-	-	-
International companies (3)	-	43		43	12%	-	12	-	12	19%
Emerging markets (4)	-	16	-	16	4%	-	-	-	-	-
Fixed income securities
Corporate bonds (5)	-	56	-	56	16%	-	15	-	15	23%
Other types of investments
Global hedged equity (6)	-	-	35	35	10%	-	-	-	-	-
Absolute return (7)	-	-	30	30	9%	-	-	-	-	-
Private capital (8)	-	-	22	22	6%	-	-	-	-	-
Total assets at fair value	$149	$115	$87	$351	100%	$1	$63	$-	$64	100%
% of fair value hierarchy	42%	33%	25%	100%		1%	99%	-	100%
(1)	Includes $7 million of medical benefit (health and welfare) component for 401h accounts to fund a portion of the postretirement obligation.
(2)	Includes funds that invest primarily in United States common stocks.
(3)	Includes funds that invest primarily in foreign equity and equity-related securities.
(4)	Includes funds that invest primarily in common stocks of emerging markets.
(5)	Includes funds that invest primarily in investment grade debt and fixed income securities.
(6)	Includes funds that invest in limited / general partnerships, managed accounts, and other investment entities issued by non-traditional firms or “hedge funds.”
(7)	Includes funds that invest primarily in investment vehicles and commodity pools as a “fund of funds.”
(8)
Includes funds that invest in private equity and small buyout funds, partnership investments, direct investments, secondary investments, directly / indirectly in real estate and may invest in equity securities of real estate related companies, real estate mortgage loans, and real-estate mezzanine loans.

Glossary of Key Terms

The following is a reconciliation of assets in Level 3 of the fair value hierarchy.

	Fair value measurements using significant unobservable inputs – Level 3
In millions	Global hedged equity	Absolute return	Private capital	Equity Security - international companies	Total
Assets:
Beginning balance	$33	$26	$13	$5	$77
Transfers out of Level 3 (1)	-	-	-	(4)	(4)
Gains included in changes in net assets	2	2	2	-	6
Purchases and issuances	-	14	8	-	22
Sales and settlements	-	(12)	(1)	(1)	(14)
Ending balance	$35	$30	$22	$-	$87
(1) Transferred to Level 2 as a result of change in investment vehicle and pricing inputs becoming directly observable.

Debt Our debt is recorded at carrying value. We estimate the fair value of our debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. In determining the market interest yield curve, we considered our currently assigned ratings for unsecured debt. The following table presents the carrying value and fair value of our debt for the years ended December 31, 2010 and 2009:

	As of December 31,
In millions	2010	2009
Carrying amount	$2,706	$2,576
Fair value	$2,122	$2,060

Glossary of Key Terms

Note 4 – Derivative Financial Instruments

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

Our derivative financial instruments do not contain any material credit-risk-related or other contingent features that could increase the payments for collateral we post in the normal course of business when our financial instruments are in net liability positions. Our energy marketing receivables and payables, which do have credit-risk-related or other contingent features, are discussed in Note 2. Our derivative financial instrument activities are included within operating cash flows as an adjustment to net income of $(2) million in 2010, $11 million in 2009 and $(129) million in 2008. The table below summarizes the various ways in which we account for our derivative instruments and the impact on our Consolidated Financial Statements:
Recognition and Measurement
Accounting Treatment	Statement of Financial Position	Income Statement
Cash flow hedge	Recorded at fair value	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	Effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss)	Effective portion of the gain or loss on the derivative instrument is reclassified out of accumulated other comprehensive income (loss) into earnings when the forecasted transaction affects earnings

Not designated as hedges	Recorded at fair value	The gain or loss on the derivative instrument is recognized in earnings
	Elizabethtown Gas’ derivative financial instruments are recorded as a regulatory asset or liability until included in cost of gas	The gain or loss on these derivative instruments is reflected in cost of gas and is ultimately included in billings to customers
	Change in fair value of the derivative instrument is recorded as an adjustment to book value	Change in fair value of the derivative instrument is recognized in earnings

Interest Rate Swaps

In May 2010, as a result of an anticipated refinancing of senior notes that matured in January 2011, we entered into $200 million of forward interest rate swaps, with a treasury rate of 3.94%. We designated the forward interest rate swap as a cash flow hedge against the first 20 future semi-annual interest payments of debt securities. In December 2010 we settled the interest rate swaps for a cost of $7 million, which is included within financing cash flows.

Glossary of Key Terms

Quantitative Disclosures Related to Derivative Financial Instruments

As of December 31, 2010 and 2009, our derivative financial instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. As of December 31, 2010 and 2009, we had net long natural gas contracts outstanding in the following quantities:

Natural gas contracts

In Bcf	December 31, 2010 (1)	December 31, 2009
Hedge designation:
Cash flow	4	5
Not designated	220	108
Total	224	113
Hedge position:
Short	(1,605)	(1,518)
Long	1,829	1,631
Net long position	224	113
(1)	Approximately 96% of these contracts have durations of two years or less and the remaining 4% expire in 3 to 6 years.

Derivative Financial Instruments on the Consolidated Statements of Income

The following table presents the gain or (loss) on derivative financial instruments in our Consolidated Statements of Income.

	For the twelve months ended December 31,
In millions	2010	2009

Designated as cash flow hedges
Natural gas contracts – loss reclassified from OCI into cost of gas for settlement of hedged item	$(16)	$(31)

Not designated as hedges
Natural gas contracts – fair value adjustments recorded in operating revenues (1)	(1)	21
Natural gas contracts – net gain fair value adjustments recorded in cost of gas (2)	(2)	1
Total losses on derivative instruments	$(19)	$(9)
(1)	Associated with the fair value of existing derivative instruments at December 31, 2010 and 2009.
(2)	Excludes losses recorded in cost of gas associated with weather derivatives of $27 million for the year ended December 31, 2010 and $6 million for the year ended December 31, 2009.

Our expected net loss to be reclassified from OCI into cost of gas and recognized in our Consolidated Statements of Income over the next twelve months is less than $1 million. These pre-tax deferred losses recorded in OCI are associated with retail energy operations’ derivative instruments and are based upon the fair values of these financial instruments.

Glossary of Key Terms

Derivative Financial Instruments on the Consolidated Statements of Financial Position

In accordance with regulatory requirements, $35 million of realized losses on derivative financial instruments used at Elizabethtown Gas in our distribution operations segment were reflected in deferred natural gas costs within our Consolidated Statements of Financial Position during the year ended December 31, 2010 and $38 million during the year ended December 31, 2009. The following table presents the fair value and Consolidated Statements of Financial Position classification of our derivative financial instruments:

		December 31,
In millions	Statement of financial position location (1) (2)	2010	2009
Designated as cash flow hedges

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	$3	$6
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	-	-
Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(5)	(5)
Total		(2)	1

Not designated as cash flow hedges

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	541	590
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	105	118

Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(489)	(510)
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	(80)	(78)
Total		77	120
Total derivative financial instruments		$75	$121
(1)
These amounts are netted within our Consolidated Statements of Financial Position. Some of our derivative financial instruments have asset positions which are presented as a liability in our Consolidated Statements of Financial Position, and we have derivative instruments that have liability positions which are presented as an asset in our Consolidated Statements of Financial Position.

(2)
As required by the authoritative guidance related to derivatives and hedging, the fair value amounts above are presented on a gross basis. As a result, the amounts above do not include cash collateral held on deposit in broker margin accounts of $105 million as of December 31, 2010 and $57 million as of December 31, 2009. Accordingly, the amounts above will differ from the amounts presented on our Consolidated Statements of Financial Position, and the fair value information presented for our derivative financial instruments in the recurring values table in Note 3.

Glossary of Key Terms

Note 5 - Employee Benefit Plans

Oversight of Plans

The Retirement Plan Investment Committee (the Committee) appointed by our Board of Directors is responsible for overseeing the investments of our retirement plans. Further, we have an Investment Policy (the Policy) for our retirement and postretirement benefit plans aimed to preserve these plans’ capital and maximize investment earnings in excess of inflation within acceptable levels of capital market volatility. To accomplish this goal, the retirement and postretirement benefit plans’ assets are actively managed to optimize long-term return while maintaining a high standard of portfolio quality and diversification.

We will continue to diversify retirement plan investments to minimize the risk of large losses in a single asset class. We do not have a concentration of assets in a single entity, industry, country, commodity or class of investment fund. The Policy’s permissible investments include domestic and international equities (including convertible securities and mutual funds), domestic and international fixed income (corporate and United States government obligations), cash and cash equivalents and other suitable investments.

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

We generally calculate the benefits under the AGL Retirement Plan based on age, years of service and pay. The benefit formula for the AGL Retirement Plan is a career average earnings formula, except for participants who were employees as of July 1, 2000, and who were at least 50 years of age as of that date. For those participants, we use a final average earnings benefit formula, and used this benefit formula for such participants until December 31, 2010, at which time any of those participants who were still actively employed accrued future benefits under the career average earnings formula.

The NUI Retirement Plan covers substantially all of NUI Corporation’s employees who were employed on or before December 31, 2005, except Florida City Gas union employees, who until February 2008 participated in a union-sponsored multiemployer plan. Pension benefits are based on years of credited service and final average compensation as of the plan freeze date. Effective January 1, 2006, participation and benefit accrual under the NUI Retirement Plan were frozen. As of that date, former participants in that plan became eligible to participate in the AGL Retirement Plan. Florida City Gas union employees became eligible to participate in the AGL Retirement Plan in February 2008.

Postretirement Benefits

We sponsor a defined benefit postretirement health care plan for our eligible employees, the Health and Welfare Plan for Retirees and Inactive Employees of AGL Resources Inc. (AGL Postretirement Plan). Eligibility for these benefits is based on age and years of service.

The AGL Postretirement Plan includes medical coverage for all eligible AGL Resources employees who were employed as of June 30, 2002, if they reach retirement age while working for us. In addition, the AGL Postretirement Plan provides life insurance for all employees if they have ten years of service at retirement. The state regulatory commissions have approved phase-ins that defer a portion of other postretirement benefits expense for future recovery. We recorded a regulatory asset for these future recoveries of $9 million as of December 31, 2010 and $10 million as of December 31, 2009. In addition, we recorded a regulatory liability of $6 million as of December 31, 2010 and $5 million as of December 31, 2009 for our expected expenses under the AGL Postretirement Plan. We expect to pay $8 million of insurance claims for the postretirement plan in 2011, but we do not anticipate making any additional contributions.
Glossary of Key Terms

Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This act provides for a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

From January 1, through June 30, 2009, Medicare-eligible participants received prescription drug benefits through a Medicare Part D plan offered by a third party and to which we subsidized participant premiums. Medicare-eligible retirees who opted out of the AGL Postretirement Plan were eligible to receive a cash subsidy which could be used towards eligible prescription drug expenses. Effective July 1, 2009, Medicare eligible retirees, including all of those at least age 65, receive benefits through our contribution to a retiree health reimbursement arrangement account.

Effective January 1, 2010, enhancements were made to the pre-65 medical coverage by removing the current cap on our expected costs and implementing a new cap determined by the new retiree premium schedule based on salary level and years of service. Consequently, there is no impact on the periodic benefit cost or on our accumulated projected benefit obligation for the AGL postretirement plan for a change in the assumed healthcare cost trend.

Contributions

Our employees do not contribute to the retirement plans. We fund the qualified pension plans by contributing at least the minimum amount required by applicable regulations and as recommended by our actuary. However, we may also contribute in excess of the minimum required amount. As required by The Pension Protection Act of 2006 (the Act), we calculate the minimum amount of funding using the traditional unit credit cost method.

The Act contained new funding requirements for single employer defined benefit pension plans. The Act established a 100% funding target (over a 7-year amortization period) for plan years beginning after December 31, 2007. If certain conditions are met, the Worker, Retiree and Employer Recovery Act of 2008 (passed December 2008) allowed us to measure our minimum required contributions based on a funding target at 96% in 2009 and 100% in 2010. In 2010 we contributed $31 million to our qualified pension plans. In 2009 we contributed $24 million to our qualified pension plans. For more information on our 2011 contributions to our pension plans, see Note 10.

Funded status

Based on the funded status of our defined benefit pension and postretirement benefit plans as of December 31, 2010, we reported an after-tax loss to our OCI of $28 million ($48 million before tax), a net increase of $25 million to accrued pension and postretirement obligations and a decrease of $20 million to accumulated deferred income taxes.

Assumptions

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

We consider a variety of factors in determining and selecting our assumptions for the discount rate at December 31. We consider certain market indices including Moody’s Corporate AA long-term bond rate, the Citigroup Pension Liability rate, and other high-grade bond indices a single equivalent discount rate derived with the assistance of our actuaries by matching expected future cash flows in each year to the appropriate spot rates based in high quality (rated AA or better) corporate bonds.

Glossary of Key Terms

The following tables present details about our AGL Retirement Plan and the NUI Retirement Plan (retirement plans) and the AGL Postretirement Plan (postretirement plan).

	Retirement plans		Postretirement plan
Dollars in millions	2010	2009	2010	2009
Change in plan assets
Fair value of plan assets, January 1,	$303	$242	$63	$49
Actual return on plan assets	37	61	8	14
Employer contribution	31	26	7	7
Benefits paid	(27)	(26)	(7)	(7)
Fair value of plan assets, December 31,	$344	$303	$71	$63
Change in benefit obligation
Benefit obligation, January 1,	$463	$442	$101	$95
Service cost	11	8	-	-
Interest cost	27	26	6	6
Plan amendment	-	-	-	1
Actuarial loss	57	13	7	6
Benefits paid	(27)	(26)	(7)	(7)
Benefit obligation, December 31,	$531	$463	$107	$101
Funded status at end of year	$(187)	$(160)	$(36)	$(38)
Amounts recognized in the Consolidated Statements of Financial Position consist of
Current liability	$(1)	$(1)	$-	$-
Long-term liability	(186)	(159)	(36)	(38)
Total liability at December 31,	$(187)	$(160)	$(36)	$(38)
Assumptions used to determine benefit obligations
Discount rate	5.2 - 5.4%	5.8 - 6.0%	5.2%	5.8%
Rate of compensation increase	3.7%	3.7%	3.7%	3.7%
Accumulated benefit obligation	$506	$448	Not applicable

The components of our pension and postretirement benefit costs are set forth in the following table.

	Retirement plans			Postretirement plan
Dollars in millions	2010	2009	2008	2010	2009	2008
Net benefit cost
Service cost	$11	$8	$7	$-	$-	$-
Interest cost	27	26	26	6	6	6
Expected return on plan assets	(28)	(29)	(32)	(5)	(4)	(6)
Net amortization	(2)	(2)	(2)	(4)	(4)	(4)
Recognized actuarial loss	10	9	3	2	2	1
Net annual pension cost	$18	$12	$2	$(1)	$-	$(3)
Assumptions used to determine benefit costs
Discount rate	5.8 - 6.0%	6.2%	6.4%	5.8%	6.2%	6.4%
Expected return on plan assets	8.75%	9.0%	9.0%	8.75%	9.0%	9.0%
Rate of compensation increase	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%

There were no other changes in plan assets and benefit obligations recognized for our retirement and postretirement plans for the year ended December 31, 2010. The 2011 estimated OCI amortization for these plans are set forth in the following table.

In millions	Retirement plans	Postretirement plan
Amortization of prior service credit	$(2)	$(4)
Amortization of net loss	14	2

The following table presents expected benefit payments for the years ended December 31, 2011 through 2020 for our retirement and postretirement plans. There will be benefit payments under these plans beyond 2020.

Glossary of Key Terms

In millions	Retirement plans	Postretirement plan
2011	$29	$8
2012	29	8
2013	29	7
2014	30	7
2015	31	7
2016-2020	168	38
Total	$316	$75

The following table presents the amounts not yet reflected in net periodic benefit cost and included in accumulated OCI as of December 31, 2010.

In millions	Retirement plans	Postretirement plan
Prior service credit	$(15)	$(8)
Net loss	226	35
Accumulated OCI	211	27
Net amount recognized in Consolidated Statements of Financial Position	(187)	(36)
Prepaid (accrued) cumulative employer contributions in excess of net periodic benefit cost	$24	$(9)

There were no other changes in plan assets and benefit obligations recognized in our retirement and postretirement plans for the year ended December 31, 2010.

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP, we made matching contributions to participant accounts of $7 million in 2010, $7 million in 2009 and $6 million in 2008.

Note 6 – Stock-based and Other Incentive Compensation Plans and Agreements

General

We currently sponsor the following stock-based and other incentive compensation plans and agreements:

	Shares issuable upon exercise of outstanding stock options (1)	Shares available for future issuance	Details
Omnibus Performance Incentive Plan	1,109,284	3,693,004	Grants of incentive and nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock, restricted stock units and performance cash awards to key employees.
Long-Term Incentive Plan (1999) (2)	1,745,377	-	Grants of incentive and nonqualified stock options, shares of restricted stock and performance units to key employees.
Officer Incentive Plan	41,438	211,409	Grants of nonqualified stock options and shares of restricted stock to new-hire officers.
2006 Non-Employee Directors Equity Compensation Plan	not applicable	140,812	Grants of stock to non-employee directors in connection with non-employee director compensation (for annual retainer, chair retainer and for initial election or appointment).
1996 Non-Employee Directors Equity Compensation Plan	29,653	14,304
Grants of nonqualified stock options and stock to non-employee directors in connection with non-employee director compensation (for annual retainer and for initial election or appointment). The plan was amended in 2002 to eliminate the granting of stock options.

Employee Stock Purchase Plan	not applicable	198,048	Nonqualified, broad-based employee stock purchase plan for eligible employees.
(1)	As of December 31, 2010.
(2)	Following shareholder approval of the Omnibus Performance Incentive Plan in 2008, no further grants will be made except for reload options that may be granted under the plan’s outstanding options.

Glossary of Key Terms

Accounting Treatment and Compensation Expense

The authoritative guidance related to stock compensation requires us to measure and recognize stock-based compensation expense over the required service period in our financial statements based on the estimated fair value at the date of grant for our stock-based awards, which include:

•	stock options
•	stock awards
•	performance units (restricted stock units and performance cash units).

Performance-based stock awards and performance units contain market conditions. Stock options, restricted stock awards and performance units also contain a service condition.

We estimate forfeitures over the required service period when recognizing compensation expense. These estimates are adjusted to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates. The authoritative guidance requires excess tax benefits to be reported as a financing cash inflow. The difference between the proceeds from the exercise of our stock-based awards and the par value of the stock is recorded within premium on common stock.

We grant incentive and nonqualified stock options with a strike price equal to the fair market value on the date of the grant. Fair market value is defined under the terms of the applicable plans as the most recent closing price per share of AGL Resources common stock as reported in The Wall Street Journal. Stock options generally have a three-year vesting period. The following table provides additional information on compensation costs and income tax benefits and excess tax benefits related to our cash and stock-based compensation awards.

In millions	2010	2009	2008
Compensation costs (1)	$11	$11	$10
Income tax benefits (1)	2	2	1
Excess tax benefits (2)	2	2	1
(1)	Recorded in our Consolidated Statements of Income.
(2)	Recorded in our Consolidated Statements of Cash Flows.

Incentive and Nonqualified Stock Options

Nonqualified options generally expire 10 years after the date of grant. Participants realize value from option grants only to the extent that the fair market value of our common stock on the date of exercise of the option exceeds the fair market value of the common stock on the date of the grant.

As of December 31, 2010, we had an immaterial amount of unrecognized compensation costs related to stock options. Cash received from stock option exercises for 2010 was $9 million, and the income tax benefit from stock option exercises was less than $1 million. The following tables summarize activity related to stock options for key employees and non-employee directors.

Stock Options
	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding – December 31, 2007	2,517,498	$33.28
Granted	258,017	38.70
Exercised	(212,600)	23.53
Forfeited (1)	(86,926)	38.01
Outstanding – December 31, 2008	2,475,989	$34.52
Granted	250,440	31.09
Exercised	(119,126)	27.20
Forfeited (1)	(55,735)	36.50
Outstanding – December 31, 2009	2,551,568	$34.48	6.0
Granted	-	-	-
Exercised	(296,008)	31.33	3.9
Forfeited (1)	(26,448)	37.85	6.3
Outstanding – December 31, 2010	2,229,112	$34.85	5.2	$5
Exercisable – December 31, 2010	1,799,334	$34.92	4.9	$4
(1) Includes 14,692 shares which expired in 2010, 13,716 in 2009 and 4,226 in 2008.

Glossary of Key Terms

Unvested Stock Options
	Number of unvested options	Weighted average exercise price	Weighted average remaining vesting period(in years)	Weighted average fair value
Outstanding – December 31, 2009	784,320	$35.68	1.2	$3.29
Granted	-	-	-	-
Forfeited	(3,820)	32.67	1.5	1.97
Vested	(350,722)	37.07	-	3.52
Outstanding – December 31, 2010	429,778	$34.58	0.5	$3.11
Information about outstanding and exercisable options as of December 31, 2010, is as follows.

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options	Weighted average exercise price
$20.69 to $24.49	126,229	1.1	$21.99	126,229	$21.99
$24.50 to $28.30	117,925	2.6	26.86	117,925	26.86
$28.31 to $32.11	251,285	7.6	30.87	93,924	30.51
$32.12 to $35.92	887,910	4.7	35.03	687,910	34.80
$35.93 to $39.73	806,767	6.0	38.76	734,350	38.76
$39.74 to $43.54	38,996	5.6	41.45	38,996	41.45
Outstanding - Dec. 31, 2010	2,229,112	5.2	$34.85	1,799,334	$34.92

Summarized below are outstanding options that are fully exercisable.

Exercisable at:	Number of options	Weighted average exercise price
December 31, 2008	1,447,508	$32.18
December 31, 2009	1,767,248	$33.94
December 31, 2010	1,799,334	$34.92

We measure compensation expense related to stock options based on the fair value of these awards at their date of grant using the Black-Scholes option-pricing model. The following table shows the ranges for per share value and information about the underlying assumptions used in developing the grant date value for each of the grants made during 2009 and 2008. There were no options granted in 2010.

	2009	2008
Expected life (years)	7	7
Risk-free interest rate % (1)	2.30%	2.93 - 3.31%
Expected volatility % (2)	12.9%	12.8 - 13.0%
Dividend yield % (3)	5.5%	4.3 - 4.84%
Fair value of options granted (4)	$1.24	$0.19 - $2.69
(1)	United States Constant Maturity Treasury Rate.
(2)	Weighted average volatility.
(3)	Weighted average dividend yield.
(4)	Represents per share value.

Intrinsic value for options is defined as the difference between the current market value and the grant price. Total intrinsic value of options exercised during 2010 was $2 million. With the implementation of our share repurchase program in 2006, we use shares purchased under this program to satisfy share-based exercises to the extent that repurchased shares are available. Otherwise, we issue new shares from our authorized common stock.

Performance Units

The dollar value of restricted stock unit awards is equal to the grant date fair value of the awards, over the required service period, determined according to the authoritative guidance related to stock compensation. The dollar value of performance cash unit awards is equal to the grant date fair value of the awards measured against progress towards the performance measure, over the required service period, determined according to the authoritative guidance related to stock compensation. No other assumptions are used to value these awards. In general, a performance unit is an award of the right to receive (i) an equal number of shares of our common stock, which we refer to as a restricted stock unit or (ii) cash, subject to the achievement of certain pre-established performance criteria, which we refer to as a performance cash unit. Performance units are subject to certain transfer restrictions and forfeiture upon termination of employment.
Glossary of Key Terms

Restricted Stock Units In general, a restricted stock unit is an award that represents the opportunity to receive a specified number of shares of our common stock, subject to the achievement of certain pre-established performance criteria. In 2010, we granted to a select group a total of 154,250 restricted stock units, of which 149,500 of these units were outstanding as of December 31, 2010. These restricted stock units had a performance measurement period that ended December 31, 2010, which was achieved, and a performance measure related to a basic earnings per common share attributable to AGL Resources Inc. common shareholders goal that was met.

Performance Cash Awards In general, a performance cash award represents the opportunity to receive cash, subject to the achievement of certain pre-established performance criteria. In 2010, we did not grant any performance cash awards. These awards have a performance measure that is related to annual growth in basic earnings per common share attributable to AGL Resources Inc. common shareholders and the average dividend yield. Accruals in connection with these grants are as follows:

In millions	Measurement period end date	Accrued at Dec. 31, 2010	Maximum aggregate payout
Year of grant
2008 (1)	Dec. 31, 2010	$2	$3
2009 (1)	Dec. 31, 2011	1	4
(1)	Adjusted to reflect the effect of economic value created during the performance measurement period by our wholesale services segment.

Performance Share Unit Awards

A performance share unit award represents the opportunity to receive cash and shares subject to the achievement of certain pre-established performance criteria. In 2010 we granted performance share unit awards to a select group of officers. These awards have a performance measure that relates to the company’s relative total shareholder return relative to a group of peer companies. Accruals in connection with these grants are as follows:

In millions	Measurement period end date	Accrued at Dec. 31, 2010	Maximum aggregate payout
Granted in 2010	Dec. 31, 2012	$2	$10

Stock and Restricted Stock Awards

The dollar value of both stock awards and restricted stock awards are equal to the grant date fair value of the awards, over the required service period, determined in accordance with the authoritative guidance related to stock compensation. No other assumptions are used to value the awards. We refer to restricted stock as an award of our common stock that is subject to time-based vesting or achievement of performance measures. Restricted stock awards are subject to certain transfer restrictions and forfeiture upon termination of employment.

Stock Awards – Non-Employee Directors Non-employee director compensation may be paid in shares of our common stock in connection with initial election, the annual retainer, and chair retainers, as applicable. Stock awards for non-employee directors are 100% vested and nonforfeitable as of the date of grant. The following table summarizes activity during 2010, related to stock awards for our non-employee directors.

	Shares of restricted stock	Weighted average fair value
Issued	11,928	$39.16
Forfeited	-	-
Vested	11,928	$39.16
Outstanding	-	-

Restricted Stock Awards – Employees The following table summarizes the restricted stock awards activity for our employees during the last three years.

	Shares of restricted stock	Weighted average remaining vesting period (in years)	Weighted average fair value
Outstanding – December 31, 2008 (1)	300,378		$38.20
Issued	191,300		31.09
Forfeited	(15,616)		36.03
Vested	(134,817)		39.17
Outstanding – December 31, 2009 (1)	341,245	1.0	$33.93
Issued	205,030	3.0	36.34
Forfeited	(16,153)	1.8	34.13
Vested	(129,222)	-	35.19
Outstanding – December 31, 2010 (1) (2)	400,900	2.4	$30.80
(1)	Subject to restriction.
(2)	Includes 82,222 restricted shares with nonforfeitable dividend rights.
Glossary of Key Terms

Employee Stock Purchase Plan (ESPP)

Under the ESPP, employees may purchase shares of our common stock in quarterly intervals at 85% of fair market value. Employee contributions under the ESPP may not exceed $25,000 per employee during any calendar year.

	2010	2009	2008
Shares purchased on the open market	60,017	63,847	66,247
Average per-share purchase price	$37.07	$31.45	$33.22
Purchase price discount	$333,639	$298,968	$326,615

Note 7 - Debt

Our short-term and long-term borrowing arrangements provide the liquidity and capital we need to execute our business strategy, conduct business operations and pursue long-term growth opportunities. Our issuance of various securities, including long-term and short-term debt, is subject to customary approval, authorization or review by state and federal regulatory bodies, including public service commissions in the states where we conduct business, the SEC and the FERC. The following table shows all debt obligations included in our Consolidated Statements of Financial Position.

		December 31, 2010		December 31, 2009
Dollars in millions	Year(s) due	Weighted average interest rate	Outstanding	Weighted average interest rate	Outstanding
Short-term debt
Commercial paper	2011	0.4%	$732	0.7%	$601
Current portion of long-term debt	2011	7.1	300	-	-
Current portion of capital leases	2011	4.9	1	4.9	1
Total short-term debt		3.2%	$1,033	0.8%	$602
Long-term debt

Senior notes
Issued February 2001	2011	-%	$-	7.1%	$300
Issued July 2003	2013	4.5	225	4.5	225
Issued December 2004	2015	5.0	200	5.0	200
Issued June 2006 & December 2007	2016	6.4	300	6.4	300
Issued August 2009	2019	5.3	300	5.3	300
Issue September 2004	2034	6.0	250	6.0	250
Total		5.5%	$1,275	5.8%	$1,575
Gas facility revenue bonds
Issued July 1994	2022	0.3%	$46	0.2%	$46
Issued July 1994	2024	0.4	20	0.6	20
Issued June 1992	2026	0.2	39	0.2	39
Issued June 1992	2032	0.3	55	0.2	55
Issued July 1997	2033	5.3	40	5.3	40
Total		1.3%	$200	1.2%	$200
Medium-term notes
Issued June 1992	2012	8.3 - 8.4%	$15	8.3 - 8.4%	$15
Issued July 1997	2017	7.2	22	7.2	22
Issued February 1991	2021	9.1	30	9.1	30
Issued April - May 1992	2022	8.6 - 8.7	46	8.6 - 8.7	46
Issued November 1996	2026	6.6	30	6.6	30
Issued July 1997	2027	7.3	53	7.3	53
Total		7.8%	$196	7.8%	$196
Capital leases	2013	4.9%	$2	4.9%	$3
Total long-term debt		5.2%	$1,673	5.5%	$1,974

Total debt		4.6%	$2,706	4.6%	$2,576

Glossary of Key Terms

Short-term Debt

Short-term borrowings primarily support our working capital requirements that exceed cash generated from operations. Working capital needs fluctuate significantly during the year and are highest during the injection period in advance of the Heating Season, as we build up our natural gas inventory and purchase additional pipeline capacity to meet customer demand.

Our short-term debt at December 31, 2010 and 2009 was composed of borrowings under our commercial paper program and current portions of our long-term debt and capital lease obligations.

Commercial Paper Our commercial paper consists of short-term, unsecured promissory notes that have fixed maturities ranging from 3 to 18 days. Commercial paper proceeds are used in conjunction with cash from operations to fund seasonal working capital requirements. Several of our subsidiaries, including SouthStar, participate in our commercial paper program.

Senior Notes We had $300 million of senior notes issued in 2001 that matured in January 2011, which are reported as current portion of long-term debt on our December 31, 2010 Consolidated Statements of Financial Position.

Credit Facility In September 2010, we entered into a new $1 billion revolving Credit Facility, which expires in August 2011. The Credit Facility supports our commercial paper program and provides the flexibility to meet working capital and other liquidity requirements. Based on the terms of the agreement, we have the option to increase the total principal amount available for borrowing to $1.25 billion. The interest rate payable on borrowings under the Credit Facility is calculated using our selection of the base rate or London Inter-Bank Offered Rate (LIBOR), plus an applicable interest margin. The interest margin will vary according to our current credit ratings for long-term, unsecured debt securities.

In December 2010, we amended the Credit Facility to adjust total available principal from $1.25 billion to $1.75 billion, amended our financial debt covenant to exclude the Bridge Facility and reset the maturity date to September 2013. At December 31, 2010, we had no outstanding borrowings under this facility.

SouthStar Credit Facility SouthStar’s five-year $75 million unsecured credit facility expires in November 2011. SouthStar uses this line of credit for working capital and general corporate needs. SouthStar had no outstanding borrowings on this line of credit at December 31, 2010 or 2009. We do not guarantee or provide any other form of security for the repayment of this credit facility.

Long-term Debt

Our long-term debt arrangements are structured to provide sufficient financing to support current business operations and fund capital investments for future growth. We seek to maintain investment grade ratings and to satisfy our financial and non-financial covenants.

Our long-term debt at December 31, 2010 and 2009 consisted of medium-term notes: Series A, Series B, and Series C, which we issued under an indenture dated December 1, 1989; senior notes; gas facility revenue bonds and capital leases. The trustee with respect to our senior notes is The Bank of New York Trust Company, N.A., in accordance with an indenture dated February 20, 2001. We fully and unconditionally guarantee all of our senior notes.

The annual maturities of our long-term debt for the next five years, excluding capital leases of $2 million, are as follows:

Year	Amount (in millions)	% of total
2011	$300	15%
2012	15	1
2013	225	11
2014	-	-
2015	200	10
Thereafter	1,231	63
Total	$1,971	100%

Gas Facility Revenue Bonds We are party to a series of loan agreements with the New Jersey Economic Development Authority (NJEDA) under which the NJEDA has issued a series of gas facility revenue bonds. These gas revenue bonds are issued by state agencies or counties to investors, and proceeds from the issuance are then loaned to us. In June and September 2010, the letters of credit supporting the gas revenue bonds were set to expire, and according to the terms of the bond indentures, we repurchased the bonds before the expiration of the letters of credit using the proceeds of commercial paper issuances.

In October 2010, we successfully remarketed $160 million in gas facility revenue bonds with rates that reset daily. The weighted average interest rates during 2010 ranged from 0.23% to 5.25%. New letters of credit, which will expire in years 2022-2033, were issued by the banks to support each of the four series of gas revenue bonds. We also amended our loan agreements with the state organizations in order to eliminate third party guaranty insurance on the bonds.

In December 2010, we amended certain provisions in the letters of credit agreements, the most significant of which excludes the Bridge Facility from the calculation of the consolidated total debt to total capitalization ratio.
Glossary of Key Terms

Term Loan Credit Facility In December 2010, we entered into a $300 million unsecured 180-day Term Loan Facility, which was intended to help pay our 7.125% senior notes that matured in January 2011. Borrowings under the Term Loan Facility will expire 180 days from issuance, and amounts that are repaid cannot be re-borrowed. The Term Loan Facility bears interest at a floating base rate or floating Eurodollar interest rate, plus a spread ranging from 0.5% to 2.5%, based on our credit ratings and interest rate option. At December 31, 2010, we had no borrowings outstanding under this Term Loan Facility.

Proposed Merger Financing

In anticipation of the proposed merger with Nicor, we amended our existing Credit Facility to increase its accordion feature from $250 million to $750 million, and entered into a Bridge Facility to ensure we have adequate liquidity and financing in place to complete the proposed merger.

In December 2010, we entered into a 364-day Bridge Facility to provide temporary financing in the event that permanent financing cannot be secured prior to completion of the merger. We may borrow up to $1.05 billion under the Bridge Facility, and proceeds may be used to fund the cash portion of our proposed merger and pay related fees and expenses. We had no borrowings outstanding under this Bridge Facility at December 31, 2010.

The interest rate is defined as the higher of the following:

•	the highest rate we or our subsidiaries pay on any similar facility; or,
•
at our option, either a floating base rate or floating Eurodollar rate, plus 0.5%-2.5% margin based on our credit ratings and interest rate option and an additional 0.25% margin for every 90-day period past the maturity date that we fail to pay the balance of loans outstanding.

Financial and Non-Financial Covenants

The Credit Facility includes a financial covenant that requires us to maintain a ratio, on a consolidated basis, of total debt to total capitalization of no more than 70% (excluding for these purposes, debt incurred to partially refinance the Bridge Facility during the period prior to funding under the Bridge Facility); however, our goal is to maintain this ratio at levels between 50% and 60%. Our ratio, on a consolidated basis, of total debt to total capitalization as calculated in accordance with our debt covenant includes standby letters of credit, surety bonds and excludes other comprehensive income pension adjustments. Adjusting for these items, our debt-to-capitalization ratio was 58% at December 31, 2010 and 57% at December 31, 2009. These amounts are within our required and targeted ranges.

The Credit Facility contains certain non-financial covenants that, among other things, restrict liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, asset dispositions, mergers and consolidations and other matters customarily restricted in such agreements. We are currently in compliance with all existing debt provisions and covenants.

Our Bridge Facility and Term Loan Facility each contain the same financial covenant and similar non-financial covenants and default provisions; however, these are not effective until we draw under the facilities.

Default Provisions

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

Preferred Securities

At December 31, 2010 and 2009, we had 10 million shares of authorized, unissued Class A junior participating preferred stock, no par value, and 10 million shares of authorized, unissued preferred stock, no par value.

Capital Leases

Our capital leases consist primarily of a sale/leaseback transaction completed in 2002 by Florida City Gas. The sale/leaseback of its gas meters and other equipment will be repaid at approximately $1 million per year until 2013. Based on the terms of the lease agreement, Florida City Gas is required to insure the leased equipment during the lease term. At the expiration of the lease term, Florida City Gas has the option to purchase the leased meters from the lessor at their fair market value. The fair market value of the equipment will be determined based on an arm’s-length transaction between an informed and willing buyer.
Glossary of Key Terms

Note 8 – Equity

Treasury Shares

Our Board of Directors has authorized us to purchase up to 8 million treasury shares through our repurchase plan. This plan is used to offset shares issued under our employee and non-employee director incentive compensation plans and our dividend reinvestment and stock purchase plans. Stock purchases under this plan may be made in the open market or in private transactions at times, and in amounts, that we deem appropriate. There is no guarantee as to the exact number of shares that we will purchase, and we can terminate or limit the program at any time. We will hold the purchased shares as treasury shares and account for them using the cost method. In 2010, we spent $7 million to purchase approximately 0.2 million treasury shares at a weighted average price per share of $36.01. We did not make any treasury share purchases in 2009 or 2008. As of December 31, 2010, we had approximately 5 million remaining authorized shares available for purchase. This repurchase plan expires on January 31, 2011.

Dividends

Our common shareholders may receive dividends when declared at the discretion of our Board of Directors. Dividends may be paid in cash, stock or other form of payment, and payment of future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Additionally, we derive a substantial portion of our consolidated assets, earnings and cash flow from the operation of regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation. As with most other companies, the payment of dividends is restricted by laws in the states where we conduct business. In certain cases, our ability to pay dividends to our common shareholders is limited by (i) our ability to pay our debts as they become due in the usual course of business and satisfy our obligations under certain financing agreements, including our debt-to-capitalization covenant, (ii) our ability to maintain total assets below total liabilities, and (iii) our ability to satisfy our obligations to any preferred shareholders.

Accumulated Other Comprehensive Loss

Our comprehensive income (loss) includes net income and net income attributable to AGL Resources Inc. plus OCI, which includes changes in fair value of certain derivatives designated as cash flow hedges, certain changes in pension and other postretirement benefit plans, and reclassifications for amounts included in net income and net income attributable to AGL Resources Inc. For more information on our derivative financial instruments, see Note 4. For more information on our pensions and postretirement benefit obligations, see Note 5. Our comprehensive income (loss) amounts are aggregated within our accumulated other comprehensive loss. The following table provides the components of our accumulated other comprehensive loss balances, and the related tax effects allocated to each component of OCI.

	Derivative financial instruments			Pensions and postretirement obligations			Accumulated
In millions	Before tax amount	Tax expense (benefit)	After tax amount	Before tax amount	Tax expense (benefit)	After tax amount	other comprehensive loss
As of Dec. 31, 2007	$12	$5	$7	$(33)	$(13)	$(20)	$(13)
Other comprehensive loss	(16)	(6)	(10)	(184)	(73)	(111)	(121)
As of Dec. 31, 2008	(4)	(1)	(3)	(217)	(86)	(131)	(134)
Other comprehensive income	3	2	1	27	10	17	18
As of Dec. 31, 2009	(1)	1	(2)	(190)	(76)	(114)	(116)
Other comprehensive loss	(9)	(4)	(5)	(48)	(20)	(28)	(33)
Purchase of additional 15% ownership interest in SouthStar	(1)	-	(1)	-	-	-	(1)
As of Dec. 31, 2010	$(11)	$(3)	$(8)	$(238)	$(96)	$(142)	$(150)

Glossary of Key Terms

Note 9 – Non-Wholly-Owned Entity

SouthStar, a joint venture owned by us and Piedmont, markets natural gas and related services under the trade name GNG to retail customers primarily in Georgia, and under various other trade names to retail customers in Ohio and Florida and to commercial and industrial customers, principally in Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee.

The primary risks associated with SouthStar are discussed in our risk factors included in Item 1A. SouthStar utilizes derivative financial instruments to manage natural gas price and weather risks. See Note 3 and Note 4 for additional disclosures of these instruments. SouthStar is involved in litigation arising from the normal course of business. For more information see Note 10.

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

Earnings in 2010 were allocated entirely in accordance with the ownership interests. Earnings in 2009 were allocated 75% to us and 25% to Piedmont except for earnings related to customers in Ohio and Florida, which were allocated 70% to us and 30% to Piedmont. We account for our ownership of SouthStar in accordance with authoritative accounting guidance which is fully described within Note 2.

Through our evaluation of our partnership interests, we have concluded that SouthStar is a VIE for which we are the primary beneficiary. Our conclusion that SouthStar is a VIE resulted from our equal voting rights with Piedmont not being proportional to our economic obligation to absorb 85% of losses or residual returns from the joint venture.

Following are additional factors we considered in determining that we have the power to direct SouthStar’s activities that most significantly impact its performance.

Operations

Our wholly-owned subsidiary, Atlanta Gas Light, provides the following services in accordance with Georgia Commission authorization that affect SouthStar’s operations:

•	provides meter reading services for SouthStar’s customers in Georgia
•	maintains and expands the natural gas infrastructure in Georgia
•
markets the benefits of natural gas, performs outreach to residential and commercial developers, offers natural gas appliance rebates and billboard and print advertising, all of which support SouthStar’s efforts to maintain and expand its residential, commercial and industrial customers in its largest market, Georgia

•	assigns storage and transportation capacity used in delivering natural gas to SouthStar’s customers

Liquidity and capital resources

•	we provide guarantees for SouthStar’s activities with its counterparties, its credit exposure and to certain natural gas suppliers in support of SouthStar’s payment obligations
•
SouthStar utilizes our commercial paper program for its liquidity and working capital requirements. We support SouthStar’s daily cash management activities and assist with ensuring SouthStar has adequate liquidity and working capital resources

Back office functions

•	in accordance with our services agreement, we provide services to SouthStar with respect to accounting, information technology, credit and internal controls

See Note 12 for summarized statements of income, statements of financial position and capital expenditure information related to the retail energy operations segment, which is primarily comprised of SouthStar.

SouthStar’s current assets consist primarily of natural gas inventory, derivative financial instruments and receivables from its customers. SouthStar also has receivables from us due to its participation in our commercial paper program. See Note 2 for additional discussions of SouthStar’s inventories. The nature of restrictions on SouthStar’s assets is immaterial, and make up less than one tenth of one percent of our consolidated net assets for the years ended December 31, 2010 and 2009. SouthStar’s current liabilities consist primarily of accrued natural gas costs, other accrued expenses, customer deposits, derivative financial instruments and payables to us from its participation in our commercial paper program.
Glossary of Key Terms

As of December 31, 2010, SouthStar’s current assets, which approximate fair value, exceeded its current liabilities, long-term assets and other deferred debits, long-term liabilities and other deferred credits by approximately $137 million. Further, SouthStar’s other contractual commitments and obligations, including operating leases and agreements with third party providers, do not contain terms that would trigger material financial obligations in the event such contracts were terminated. As a result, our maximum exposure to a loss at SouthStar is considered to be immaterial. SouthStar’s creditors have no recourse to our general credit beyond our corporate guarantees we have provided to SouthStar’s counterparties and natural gas suppliers. We have provided no financial or other support that was not previously contractually required.

Price and volume fluctuations of SouthStar’s natural gas inventories can cause significant variations in our working capital and cash flow from operations. Changes in our operating cash flows are also attributable to SouthStar’s working capital changes resulting from the impact of weather, the timing of customer collections, payments for natural gas purchases and cash collateral amounts that SouthStar maintains to facilitate its derivative financial instruments.

Cash flows used in our investing activities includes capital expenditures of $3 million for SouthStar for the year ended December 31, 2010, and $2 million for the same period of 2009. Cash flows used in our financing activities includes SouthStar’s distributions to the noncontrolling interest, which reflects the cash distribution to Piedmont for its applicable portion of SouthStar’s annual earnings from the prior year. Generally, this distribution occurs in the first or second quarter. For the year ended December 31, 2010, SouthStar distributed $27 million to Piedmont and $20 million during the year ended December 31, 2009. The increase of $7 million in cash distributions that SouthStar made to Piedmont was the result of higher earnings.

The following tables provide additional information on SouthStar’s assets and liabilities as of December 31, 2010 and 2009, which are consolidated within our Consolidated Statements of Financial Position.

	As of December 31, 2010
In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$2,162	$239	11%
Long-term assets and other deferred debits	5,356	9	-
Total assets	$7,518	$248	3%
Current liabilities	$2,428	$93	4%
Long-term liabilities and other deferred credits	3,254	-	-
Equity	1,836	155	8
Total liabilities and equity	$7,518	$248	3%

	As of December 31, 2009
In millions	Consolidated	SouthStar (1)	% (2)
Current assets	$2,000	$238	12%
Long-term assets and other deferred debits	5,074	9	-
Total assets	$7,074	$247	3%
Current liabilities	$1,772	$96	5%
Long-term liabilities and other deferred credits	3,483	-	-
Equity	1,819	151	8
Total liabilities and equity	$7,074	$247	3%
(1)
These amounts reflect information for SouthStar and do not include intercompany eliminations and the balances of a wholly-owned subsidiary with the 85% ownership interest for 2010, and 70% ownership for 2009, in SouthStar. Accordingly, the amounts will not agree to the identifiable and total assets for our retail energy operations segment reported in Note 12.

(2)	SouthStar’s percentage of the amount on our Consolidated Statements of Financial Position.

Glossary of Key Terms

Note 10 - Commitments and Contingencies

We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities that are reasonably likely to have a material effect on liquidity or the availability of capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. The following table illustrates our expected future contractual payments such as debt and lease agreements, and commitment and contingencies as of December 31, 2010.

			2012 &	2014 &	2016 &
In millions	Total	2011	2013	2015	thereafter
Recorded contractual obligations:

Long-term debt	$1,673	$-	$242	$200	$1,231
Short-term debt (1)	1,033	1,033	-	-	-
Pipeline replacement program costs (2)	228	62	166	-	-
Environmental remediation liabilities (2)	143	14	62	53	14
Total	$3,077	$1,109	$470	$253	$1,245

Unrecorded contractual obligations and commitments (3) (9):

Pipeline charges, storage capacity and gas supply (4)	$1,899	$523	$663	$262	$451
Interest charges (5)	897	89	166	144	498
Operating leases (6)	95	22	30	13	30
Pension contributions (7)	30	30	-	-	-
Asset management agreements (8)	15	10	3	2	-
Standby letters of credit, performance / surety bonds	14	12	2	-	-
Total	$2,950	$686	$864	$421	$979
(1)	Includes current portion of long-term debt of $300 million, which matures in January 2011.
(2)	Includes charges recoverable through rate rider mechanisms.
(3)	In accordance with GAAP, these items are not reflected in our Consolidated Statements of Financial Position.
(4)
Includes charges recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers and demand charges associated with Sequent. The gas supply amount includes SouthStar gas commodity purchase commitments of 14 Bcf at floating gas prices calculated using forward natural gas prices as of December 31, 2010, and is valued at $63 million. As we do for other subsidiaries, we provide guarantees to certain gas suppliers for SouthStar in support of payment obligations.

(5)
Floating rate debt is based on the interest rate as of December 31, 2010 and the maturity date of the underlying debt instrument. As of December 31, 2010, we have $40 million of accrued interest on our Consolidated Statements of Financial Position that will be paid in 2011.

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

(7)
Based on the current funding status of the plans, we would be required to make a minimum contribution to our pension plans of approximately $30 million in 2011. We may make additional contributions in 2011.

(8)	Represent fixed-fee minimum payments for Sequent’s affiliated asset management agreements.
(9)
The Merger Agreement with Nicor contains termination rights for both us and Nicor and provides that, if we terminate the agreement under specified circumstances, we may be required to pay a termination fee of $67 million. In addition, if we terminate the agreement due to a failure to obtain the necessary financing for the transaction, we may also be required to pay Nicor $115 million.

Environmental Remediation Costs

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. The following table provides more information on the costs related to remediation of our former operating sites.

In millions	Cost estimate range	Amount recorded	Expected costs over next twelve months
Georgia and Florida	$57 - $105	$57	$4
New Jersey	75 - 138	75	10
North Carolina	11 - 16	11	-
Total	$143 - $259	$143	$14

Glossary of Key Terms

We have confirmed 14 former operating sites in Georgia and Florida where Atlanta Gas Light owned or operated all or part of these sites. Precise engineering soil and groundwater clean up estimates are not available and considerable variability exists with this potential new site. As of December 31, 2010, the soil and sediment remediation program was substantially complete for all Georgia sites, except for a few remaining areas of recently discovered impact, although groundwater cleanup continues. Investigation is concluded for one phase of the Orlando, Florida site; however, the Environmental Protection Agency has not approved the clean up plans. For elements of the Georgia and Florida sites where we still cannot provide engineering cost estimates, considerable variability remains in future cost estimates.

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

Our ERC liabilities are included as a corresponding regulatory asset. These recoverable ERC assets are a combination of accrued ERC liabilities and recoverable cash expenditures for investigation and cleanup costs. We primarily recover these costs through rate riders and expect to collect $7 million in revenues over the next 12 months which is reflected as a current asset. We recovered $13 million in 2010, $20 million in 2009 and $23 million in 2008 from our ERC rate riders.

Rental Expense

We incurred rental expense in the amounts of $20 million in 2010, $20 million in 2009 and $21 million in 2008.

Litigation

We are involved in litigation arising in the normal course of business. We believe the ultimate resolution of such litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In February 2008, a class action lawsuit was filed in the Superior Court of Fulton County in the State of Georgia against GNG alleging that it charged its customers of variable rate plans prices for natural gas that were in excess of the published price, failed to give proper notice regarding the availability of potentially lower price plans and that it changed its methodology for computing variable rates. GNG asserts that no violation of law or Georgia Commission rules has occurred. This lawsuit was dismissed in September 2008. The plaintiffs appealed the dismissal of the lawsuit and, in May 2009, the Georgia Court of Appeals reversed the lower court’s order. In June 2009, GNG filed a petition for reconsideration with the Georgia Supreme Court. In October 2009 the Georgia Supreme Court agreed to review the Court of Appeals’ decision. Accordingly, the Georgia Supreme Court held oral arguments in January 2010. In March 2010 the Georgia Supreme Court upheld the Court of Appeals’ decision. The case has been remanded back to the Superior Court of Fulton County for further proceedings. GNG asserts that no violation of law or Georgia Commission rules has occurred. This case has not had, and is not expected to have, a material impact on our results of operation or financial condition.

We have been named as a defendant in several class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with us. The complaints allege that we aided and abetted alleged breaches of fiduciary duty by Nicor’s Board of Directors. The shareholder actions seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from completing the proposed merger and, in certain circumstances, damages. We believe the claims asserted in each lawsuit to be without merit and intend to vigorously defend against them.
Glossary of Key Terms

Note 11 - Income Taxes

Income Tax Expense

The relative split between current and deferred taxes is due to a variety of factors including true ups of prior year tax returns, and most importantly, the timing of our property-related deductions. Components of income tax expense shown in the Consolidated Statements of Income are shown in the following table.

In millions	2010	2009	2008
Current income taxes
Federal	$37	$23	$37
State	12	8	7
Deferred income taxes
Federal	86	94	77
State	6	11	12
Amortization of investment tax credits	(1)	(1)	(1)
Total	$140	$135	$132

The reconciliations between the statutory federal income tax rate, the effective rate and the related amount of tax for the years ended December 31, 2010, 2009 and 2008 on our Consolidated Statements of Income are presented in the following table.

In millions	2010	2009	2008
Computed tax expense at statutory rate	$136	$134	$129
State income tax, net of federal income tax benefit	15	16	15
Tax effect of net income attributable to the noncontrolling interest	(6)	(11)	(8)
Amortization of investment tax credits	(1)	(1)	(1)
Affordable housing credits	(2)	(2)	(2)
Flexible dividend deduction	(2)	(2)	(2)
Other – net	-	1	1
Total income tax expense on Consolidated Statements of Income	$140	$135	$132

Accumulated Deferred Income Tax Assets and Liabilities

We report some of our assets and liabilities differently for financial accounting purposes than we do for income tax purposes. We report the tax effects of the differences in those items as deferred income tax assets or liabilities in our Consolidated Statements of Financial Position. We measure the assets and liabilities using income tax rates that are currently in effect. Because of the regulated nature of the utilities’ business, we recorded a regulatory tax liability in accordance with authoritative guidance related to income taxes, which we are amortizing over approximately 30 years (see Note 2). Our deferred tax assets include $94 million related to an unfunded pension and postretirement benefit obligation, an increase of $20 million from 2009.

We have provided a valuation allowance for some of these items that reduce our net deferred tax assets to amounts we believe are more likely than not to be realized in future periods. With respect to our continuing operations, we have net operating losses in various jurisdictions. Components that give rise to the net accumulated deferred income tax liability are as follows.

	As of December 31,
In millions	2010	2009
Accumulated deferred income tax liabilities
Property – accelerated depreciation and other property-related items	$863	$760
Mark to market	11	9
Other	-	2
Total accumulated deferred income tax liabilities	874	771
Accumulated deferred income tax assets
Deferred investment tax credits	4	5
Unfunded pension and postretirement benefit obligation	94	74
Other	11	-
Total accumulated deferred income tax assets	109	79
Valuation allowances (1)	(3)	(3)
Total accumulated deferred income tax assets, net of valuation allowance	106	76
Net accumulated deferred tax liability	$768	$695
(1)	Valuation allowance is due to the net operating losses on a former non-operating subsidiary that are not allowed in New Jersey.

Tax Benefits

As of December 31, 2010 and December 31, 2009, we did not have a liability for unrecognized tax benefits. Based on current information, we do not anticipate that this will change materially in 2011. As of December 31, 2010, we did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

We file a United States federal consolidated income tax return and various state income tax returns. We are no longer subject to income tax examinations by the Internal Revenue Service for years before 2008 or in any state for years before 2006.
Glossary of Key Terms

Note 12 - Segment Information

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

We are also involved in several related and complementary businesses. Our retail energy operations segment includes retail natural gas marketing to end-use customers primarily in Georgia. Our wholesale services segment includes natural gas asset management and related logistics activities for each of our utilities as well as for nonaffiliated companies, natural gas storage arbitrage and related activities. Our energy investments segment includes a number of aggregated businesses that are related and complementary to our primary business, the most significant of which is the development and operation of high-deliverability natural gas storage assets. Our corporate segment includes intercompany eliminations and aggregated subsidiaries that are not significant enough on a stand-alone basis to warrant treatment as an operating segment, and that do not fit into one of our four operating segments.

We evaluate segment performance based primarily on the non-GAAP measure of EBIT, which includes the effects of corporate expense allocations and includes operating income and other income and expenses. Items we do not include in EBIT are income taxes and financing costs, including interest and debt expense, each of which we evaluate on a consolidated level. We believe EBIT is a useful measurement of our performance because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The reconciliations of EBIT to operating income, earnings before income taxes and net income for 2010, 2009 and 2008 are presented below.

In millions	2010	2009	2008
Operating income	$500	$476	$478
Other (expense) income	(1)	9	6
EBIT	499	485	484
Interest expense	109	101	115
Earnings before income taxes	390	384	369
Income taxes	140	135	132
Net income	$250	$249	$237

Glossary of Key Terms

Summarized Statement of Income, Statements of Financial Position and capital expenditure information by segment as of and for the years ended December 31, 2010, 2009 and 2008 are shown in the following tables.
2010
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$1,352	$840	$121	$56	$4	$2,373
Intercompany revenues (1)	145	-	-	-	(145)	-
Total operating revenues	1,497	840	121	56	(141)	2,373
Operating expenses
Cost of gas	615	657	16	17	(141)	1,164
Operation and maintenance	358	76	52	23	(6)	503
Depreciation and amortization	138	2	2	7	11	160
Taxes other than income taxes	35	2	3	2	4	46
Total operating expenses	1,146	737	73	49	(132)	1,873
Operating income (loss)	351	103	48	7	(9)	500
Other income (expense)	4	-	1	(3)	(3)	(1)
EBIT	$355	$103	$49	$4	$(12)	$499
Identifiable and total assets (2)	$5,494	$259	$1,326	$479	$(40)	$7,518
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$357	$3	$2	$126	$22	$510

2009
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$1,344	$801	$121	$47	$4	$2,317
Intercompany revenues (1)	138	-	-	-	(138)	-
Total operating revenues	1,482	801	121	47	(134)	2,317
Operating expenses
Cost of gas	646	620	10	1	(135)	1,142
Operation and maintenance	351	71	59	25	(9)	497
Depreciation and amortization	134	4	3	6	11	158
Taxes other than income taxes	34	1	2	2	5	44
Total operating expenses	1,165	696	74	34	(128)	1,841
Operating income (loss)	317	105	47	13	(6)	476
Other income (expense)	9	-	-	(1)	1	9
EBIT	$326	$105	$47	$12	$(5)	$485
Identifiable and total assets (2)	$5,230	$261	$1,168	$454	$(39)	$7,074
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$354	$2	$1	$110	$9	$476

Glossary of Key Terms

2008
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources
Operating revenues from external parties	$1,581	$987	$170	$55	$7	$2,800
Intercompany revenues (1)	187	-	-	-	(187)	-
Total operating revenues	1,768	987	170	55	(180)	2,800
Operating expenses
Cost of gas	950	838	48	5	(187)	1,654
Operation and maintenance	330	67	55	24	(4)	472
Depreciation and amortization	128	4	5	6	9	152
Taxes other than income taxes	35	2	2	1	4	44
Total operating expenses	1,443	911	110	36	(178)	2,322
Operating income (loss)	325	76	60	19	(2)	478
Other income	4	1	-	-	1	6
EBIT	$329	$77	$60	$19	$(1)	$484
Identifiable and total assets (2)	$5,138	$315	$970	$353	$(66)	$6,710
Goodwill	$404	$-	$-	$14	$-	$418
Capital expenditures	$278	$6	$1	$75	$12	$372
(1)
Intercompany revenues – wholesale services records its energy marketing and risk management revenues on a net basis and its total operating revenues include intercompany revenues of $473 million in 2010, $425 million in 2009 and $982 million in 2008.

(2)	Identifiable assets are those used in each segment’s operations.
(3)	Our corporate segment’s assets consist primarily of cash and cash equivalents, property, plant and equipment and the effect of intercompany eliminations.

Note 13 – Selected Quarterly Financial Data (Unaudited)

Our quarterly financial data for 2010, 2009 and 2008 are summarized below. The variance in our quarterly earnings is the result of the seasonal nature of our primary business.

In millions, except per share amounts	March 31	June 30	Sept. 30	Dec. 31
2010
Operating revenues	$1,003	$359	$346	$665
Operating income	253	48	62	137
Net income attributable to AGL Resources Inc.	134	14	22	64
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	1.74	0.17	0.29	0.82
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	1.73	0.17	0.29	0.81
2009
Operating revenues	$995	$377	$307	$638
Operating income	230	55	43	148
Net income attributable to AGL Resources Inc.	119	20	12	71
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	1.55	0.26	0.16	0.92
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	1.55	0.26	0.16	0.92
2008
Operating revenues	$1,012	$444	$539	$805
Operating income	188	6	126	158
Net income (loss) attributable to AGL Resources Inc.	89	(11)	65	74
Basic earnings (loss) per common share attributable to AGL Resources Inc. common shareholders	1.17	(0.15)	0.85	0.97
Diluted earnings (loss) per share attributable to AGL Resources Inc. common shareholders	1.16	(0.15)	0.85	0.97
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
Glossary of Key Terms

Note 14 – Proposed Merger with Nicor

In December 2010, we entered into an Agreement and Plan of Merger (Merger Agreement) with Nicor, a copy of which was filed with the SEC. In accordance with the Merger Agreement, each share of Nicor stock, other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), outstanding at the Effective Time (as defined in the Merger Agreement) will be converted into the right to receive consideration consisting of (i) 0.8382 of a share of our common stock and (ii) $21.20 in cash, subject to adjustments in certain circumstances, resulting in Nicor stockholders owning approximately 33% of the combined company. We will also assume all outstanding Nicor debt. The Merger Agreement was unanimously approved by our Board of Directors and those directors present at the meeting of the Board of Directors of Nicor.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies, the SEC’s clearance of a registration statement registering our common stock to be issued in connection with the proposed merger, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act and regulatory approval by the Illinois Commerce Commission.

The Merger Agreement provides certain termination rights for both Nicor and us, and provides for the payment of fees and expenses upon the termination of the Merger Agreement under certain circumstances. We currently anticipate completing the merger in the second half of 2011. Although we and Nicor believe that we will receive the required authorizations, approvals and consents to complete the proposed merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to our ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to us and Nicor.

During the fourth quarter of 2010, we recorded approximately $6 million ($4 million net of tax) of expenses associated with non-recurring transaction costs associated with the proposed merger. For additional information concerning the proposed merger please see our Form 8-K filed with the SEC on December 7, 2010 and our Form S-4 registration statement filed with the SEC on February 4, 2011.

Note 15 – Subsequent Events

We have evaluated subsequent events through the time that our financial statements were issued and determined that the following significant events have occurred subsequent to period end.

In January 2011, we paid the $300 million current portion of our senior notes with $150 million of commercial paper borrowings and $150 million borrowed under our Term Loan Facility.

On February 4, 2011, we filed with the SEC a registration statement on Form S-4 containing a preliminary joint proxy statement/prospectus relating to the proposed merger with Nicor. After the registration statement has been declared effective by the SEC, we and Nicor expect to send the joint proxy statement/prospectus contained in the registration statement to our respective shareholders and each hold a special shareholder meeting to approve proposals related to the merger.

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

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Glossary of Key Terms

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited, our internal control over financial reporting as of December 31, 2010. The unqualified reports of management and PricewaterhouseCoopers LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All officers serve at the discretion of our Board of Directors. All information is as of the date of the filing of this report.

Name, age and position with the company	Periods served

John W. Somerhalder II, Age 55 (1)
Chairman, President and Chief Executive Officer	October 2007 – Present
President and Chief Executive Officer	March 2006 – October 2007

Ralph Cleveland, Age 48
Executive Vice President, Engineering and Operations	December 2008 – Present
Senior Vice President, Engineering and Operations	February 2005 – December 2008

Andrew W. Evans, Age 44
Executive Vice President and Chief Financial Officer	November 2010 – Present
Executive Vice President, Chief Financial Officer and Treasurer	June 2009 – November 2010
Executive Vice President and Chief Financial Officer	May 2006 – June 2009
Senior Vice President and Chief Financial Officer	September 2005 – May 2006

Henry P. Linginfelter, Age 50
Executive Vice President, Utility Operations	June 2007 – Present
Senior Vice President, Mid-Atlantic Operations	November 2004– June 2007

Melanie M. Platt, Age 56
Senior Vice President, Human Resources and Marketing Communications	November 2008 – Present
Senior Vice President, Human Resources	September 2004 – November 2008

Paul R. Shlanta, Age 53
Executive Vice President, General Counsel and Chief Ethics and Compliance Officer	September 2005 – Present

Peter I. Tumminello, Age 48
President, Sequent	April 2010 – Present
Executive Vice President, Business Development and Support, Sequent	February 2007 – April 2010
Vice President, Corporate Business Development	November 2005 – February 2007

(1)
Mr. Somerhalder was executive vice president of El Paso Corporation (NYSE: EP) from 2000 until May 2005, and he continued service under a professional services agreement from May 2005 until March 2006.

The other information required by this item with respect to directors will be set forth under the captions “Proposal I -Election of Directors”, - “Corporate Governance - Ethics and Compliance Program,” – “Committees of the Board” and “- Audit Committee” in the Proxy Statement for our 2011 Annual Meeting of Shareholders or in a subsequent amendment to this report. The information required by this item with respect to the executive officers is set forth at Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement or subsequent amendment referred to above. All such information that is provided in the Proxy Statement is incorporated herein by reference.
Glossary of Key Terms

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Proposal 2 – Ratification of the Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for 2011” in the Proxy Statement or subsequent amendment to referred to in Item 10 above. All such information that is provided in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of This Report.

(1) Financial Statements Included in Item 8 are the following:

•	Report of Independent Registered Public Accounting Firm
•	Management’s Report on Internal Control Over Financial Reporting
•	Consolidated Statements of Financial Position as of December 31, 2010 and 2009
•	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
•	Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

Financial Statement Schedule II. Valuation and Qualifying Accounts - Allowance for Uncollectible Accounts and Income Tax Valuations for Each of the Three Years in the Period Ended December 31, 2010.

Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

2.1
Agreement and Plan of Merger by and between AGL Resources Inc., Apollo Acquisition Corp, Ottawa Acquisition LLC and Nicor, dated December 6, 2010 (Exhibit 2.1, AGL Resources Inc. Form 8-K dated December 7, 2010).

3.1.a	Amended and Restated Articles of Incorporation filed November 2, 2005, with the Secretary of State of the state of Georgia (Exhibit 3.1, AGL Resources Inc. Form 8-K dated November 2, 2005).

3.1.b
Articles of Amendment to the Amended and Restated Articles of Incorporation filed May 4, 2009, with the Secretary of State of the state of Georgia. (Exhibit 3.1.b, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2009).

3.2	Bylaws, as amended on April 27, 2010 (Exhibit 3.2, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2010).

Glossary of Key Terms

4.1.a	Specimen form of Common Stock certificate (Exhibit 4.1, AGL Resources Inc. Form 10-Q for the fiscal quarter ended September 30, 2007).

4.1.b	Specimen AGL Capital Corporation 6.00% Senior Notes due 2034 (Exhibit 4.1, AGL Resources Inc. Form 8-K dated September 27, 2004).

4.1.c	Specimen AGL Capital Corporation 4.95% Senior Notes due 2015 (Exhibit 4.1, AGL Resources Inc. Form 8-K dated December 21, 2004).

4.1.d	Specimen AGL Capital Corporation 6.375% Senior Secured Notes due 2016 (Exhibit 4.1, AGL Resources Inc. Form 8-K dated December 11, 2007).

4.1.e	Specimen AGL Capital Corporation 4.45% Senior Secured Notes due 2013 (Exhibit 4.1.g, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2007).

4.1.f	Specimen AGL Capital Corporation, 5.25% Senior Notes due 2019 (Exhibit 4.1, AGL Resources Inc. Form 8-K dated August 5, 2009).

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

10.1.m
Description of Non-Employee Directors’ Compensation (incorprated herein by reference to the Director Compensation section of the AGL Resources Inc. Proxy Statement for the Annual Meeting of Shareholders held April 27, 2010 and filed March 15, 2010).

10.1.n	Form of Stock Award Agreement for Non-Employee Directors (Exhibit 10.1.aj, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.o	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (Exhibit 10.1.ak, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.p
Form of Director Indemnification Agreement, dated April 28, 2004, between AGL Resources Inc., on behalf of itself and the Indemnities named therein (Exhibit 10.3, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2004).

Executive Compensation Contracts, Plans and Arrangements

10.1.aa	AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated as of January 1, 2002 (Exhibit 99.2, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2002).

10.1.ab	First amendment to the AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated (Exhibit 10.1.b, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2004).

10.1.ac	Second amendment to the AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated (Exhibit 10.1.l, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.ad	Third amendment to the AGL Resources Inc. Long-Term Incentive Plan (1999), as amended and restated. (Exhibit 10.1.ad, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2008).

10.1.ae	AGL Resources Inc. Officer Incentive Plan (Exhibit 10.2, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2001).

10.1.af	First amendment to the AGL Resources Inc. Officer Incentive Plan (Exhibit 10.1.j, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.ag	Second amendment to the AGL Resources Inc. Officer Incentive Plan. (Exhibit 10.1.ag, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2008).

10.1.ah	AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Annex A of AGL Resources Inc.’s Schedule 14A, File No. 001-14174, filed with the Securities and Exchange Commission on March 19, 2007).

10.1.ai	First Amendment to the AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.ai, AGL Resources Inc. Form 10-K for the fiscal year ended December 31, 2008).

10.1.aj	Form of Incentive Stock Option Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.b, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

Glossary of Key Terms

10.1.ak	Form of Nonqualified Stock Option Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.c, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.al	Form of Performance Cash Award Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.al, AGL Resources Inc. Form 10-K for the year ended December 31, 2009).

10.1.am	Form of Restricted Stock Agreement (performance based) - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.e, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.an	Form of Restricted Stock Agreement (time based) - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.f, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

10.1.ao	Form of Restricted Stock Unit Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.ao, AGL Resources Form 10-K for the fiscal year ended December 31, 2009).

10.1.ap	Form of Stock Appreciation Rights Agreement - AGL Resources Inc. 2007 Omnibus Performance Incentive Plan (Exhibit 10.1.h, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2007).

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

10.1.ba
Continuity Agreement, entered into as of December 1, 2009, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly-owned subsidiary) and John W. Somerhalder (Exhibit 10.1.a AGL Resources Inc. Form 8-K dated January 21, 2010).

10.1.bb
Continuity Agreement, entered into as of December 1, 2009, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly-owned subsidiary) and Andrew W. Evans (Exhibit 10.1.b AGL Resources Inc. Form 8-K dated January 21, 2010).

10.1.bc
Continuity Agreement, entered into as of December 1, 2009, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly-owned subsidiary) and Henry P. Linginfelter (Exhibit 10.1.c AGL Resources Inc. Form 8-K dated January 21, 2010).

Glossary of Key Terms

10.1.bd
Continuity Agreement, entered into as of December 1, 2009, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly-owned subsidiary) and Douglas N. Schantz (Exhibit 10.1.d AGL Resources Inc. Form 8-K dated January 21, 2010).

10.1.be
Continuity Agreement, entered into as of December 1, 2009, by and between AGL Resources Inc., on behalf of itself and AGL Services Company (its wholly owned subsidiary) and Paul R. Shlanta (Exhibit 10, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2010).

10.1.bf	Form of AGL Resources Inc. Executive Post Employment Medical Benefit Plan (Exhibit 10.1.d, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2003).

10.1.bg
Description of compensation for each of John W. Somerhalder II, Andrew W. Evans, Henry P. Linginfelter, Douglas N. Schantz and Paul R. Shlanta (our Named Executive Officers for the year ended December 31, 2009) (incorporated herein by reference to the Compensation Discussion and Analysis section of the AGL Resources Inc. Proxy Statement for the Annual Meeting of Shareholders held April 27, 2010 filed on March 15, 2010).

10.1.bh	Retirement Enhancement Agreement, dated March 4, 2009, between Kevin P. Madden and AGL Resources Inc. (Exhibit 10.1, AGL Resources Inc. Form 8-K dated October 31, 2008).

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

Glossary of Key Terms

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

10.7.a
SouthStar Energy Services LLC Amended and Restated Agreement, dated April 1, 2004 by and between Georgia Natural Gas Company and Piedmont Energy Company (Exhibit 10, AGL Resources Inc. Form 10-Q for the quarter ended March 31, 2004).

10.7.b
Third Amendment to Amended and Restated Limited Liability Company Agreement, dated July 29, 2009, by and between Georgia Natural Gas Company and Piedmont Energy Company (Exhibit 10, AGL Resources Inc. Form 10-Q for the quarter ended June 30, 2009).

10.8
Credit Agreement as of September 30, 2008 by and among AGL Resources Inc., AGL Capital Corporation, Wachovia Bank, N.A. as Administrative Agent, Wachovia Capital Markets, LLC as sole lead arranger and sole lead bookrunner. SunTrust Bank, NA, The Bank of Tokyo-Mitsubishi UFJ, LTD., Calyon New York Brand and The Royal Bank of Scotland PLC as Co-Documentation Agents (Exhibit 10.1, AGL Resources Inc. Form 8-K/A dated May 26, 2010).

10.9.a
Credit Agreement as of September 15, 2010 by and among AGL Resources Inc., AGL Capital Corporation, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Banc of America Securities LLC and SunTrust Robinson Humphrey, Inc., as joint arrangers and joint bookrunners, and the several other banks and other financial institutions named therein, Bank of America, N.A. and SunTrust Bank, as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., and JPMorgan Chase Bank, N.A., as Co-Documentation Agents. (Exhibit 10.1, AGL Resources Inc. Form 8-K dated September 20, 2010).

10.9.b
First Amendment as of December 21, 2010 to Credit Agreement as of September 15, 2010 by and among AGL Resources Inc., AGL Capital Corporation, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Banc of America Securities LLC and SunTrust Robinson Humphrey, Inc., as joint arrangers and bookrunners, and the several other banks and other financial institutions named therein, Bank of America, N.A. and SunTrust Bank, as co-syndication agents, and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., and JPMorgan Chase Bank, N.A., as co-documentation agents (Exhibit 10.5, AGL Resources Inc. Form 8-K, dated December 23, 2010).

10.10
Guarantee, dated as of September 15, 2010 made by AGL Resources Inc., the guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent for the lenders parties to the Credit Agreement, dated as of September 15, 2010, among Guarantor, AGL Capital Corporation, the borrower, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (Exhibit 10.2, AGL Resources Inc. Form 8-K dated September 20, 2010).

10.11
Bridge Term Loan Credit Agreement dated as of December 21, 2010 among AGL Resources, Inc., AGL Capital Corporation, Goldman Sachs Bank USA, as administrative agent, sole lead arranger and sole bookrunner, SunTrust Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and the several lenders named therein (Exhibit 10.1, AGL Resources Inc. Form 8-K dated December 23, 2010).

Glossary of Key Terms

10.12
Guarantee, dated as of December 21, 2010, made by AGL Resources Inc. in favor of Goldman Sachs Bank USA, as administrative agent for the several banks and other financial institutions or entities from time to time party to the Bridge Term Loan Credit Agreement dated as of the date thereof, among AGL Resources Inc., AGL Capital Corporation, the Lenders, and Goldman Sachs Bank USA, as Administrative Agent (Exhibit 10.2, AGL Resources Inc. Form 8-K, dated December 23, 2010).

10.13
Term Loan Credit Agreement dated as of December 21, 2010 among AGL Resources, Inc., AGL Capital Corporation, Goldman Sachs Bank USA, as administrative agent, sole lead arranger and sole bookrunner, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents, The Royal Bank of Scotland PLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and the several lenders named therein. (Exhibit 10.3, AGL Resources Inc. Form 8-K dated December 23, 2010).

10.14
Guarantee, dated as of December 21, 2010, made by AGL Resources Inc. in favor of Goldman Sachs Bank USA, as administrative agent for the several banks and other financial institutions or entities from time to time party to the Term Loan Credit Agreement dated as of the date thereof, among AGL Resources Inc., AGL Capital Corporation, the Lenders, and Goldman Sachs Bank USA, as Administrative Agent (Exhibit 10.4, AGL Resources Inc. Form 8-K, dated December 23, 2010).

10.15.a
Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., JPMorgan Chase Bank, N.A., as administrative agent and lead arranger, and the several other banks and other financial institutions named therein (Exhibit 10.1, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2010).

10.15.b
First Amendment dated as of December 17, 2010 to Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., JPMorgan Chase Bank, N.A., as administrative agent and lead arranger, and the several other banks and other financial institutions named therein (Exhibit 10.9, AGL Resources Inc. Form 8-K, dated December 23, 2010).

10.15.c
Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, New York Branch, as administrative agent and lead arranger, and the several other banks and other financial institutions named therein. (Exhibit 10.2, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2010).

10.15.d
First Amendment, dated as of December 17, 2010 to Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent and lead arranger, and the several other banks and other financial institutions named therein (Exhibit 10.8, AGL Resources Inc. Form 8-K, dated December 23, 2010).

10.15.e
Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, New York Branch, as administrative agent and lead arranger, and the several other banks and other financial institutions named therein. (Exhibit 10.3, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2010).

10.15.f
First Amendment dated as of December 17, 2010 to Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent and lead arranger, and the several other banks and other financial institutions named therein (Exhibit 10.7, AGL Resources Inc. Form 8-K, dated December 23, 2010).

10.15.g
Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., JPMorgan Chase Bank, N.A., as administrative agent and lead arranger, and the several other banks and other financial institutions named therein. (Exhibit 10.4, AGL Resources Inc. Form 10-Q for the quarter ended September 30, 2010).

Glossary of Key Terms

10.15.h
First Amendment, dated as of December 17, 2010 to Reimbursement Agreement dated as of October 14, 2010, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the several other banks and other financial institutions named therein (Exhibit 10.6, AGL Resources Inc. Form 8-K, dated December 23, 2010).

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

(1)
Furnished, not filed

Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Consolidated Statements of Financial Position at December 31, 2010 and 2009; (iii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008; (v) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (vi) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (vii) Notes to Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

(b)	Exhibits filed as part of this report.

See Item 15(a)(3).

(c)	Financial statement schedules filed as part of this report. See Item 15(a)(2).

Glossary of Key Terms

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 9, 2011.

AGL RESOURCES INC.

By: /s/ John W. Somerhalder II
John W. Somerhalder II
Chairman, President and Chief Executive Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Somerhalder II, Andrew W. Evans, Paul R. Shlanta and Bryan E. Seas, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2010, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 9, 2011.

Signatures	Title

/s/ John W. Somerhalder II	Chairman, President and Chief Executive Officer (Principal Executive Officer)
John W. Somerhalder II

/s/ Andrew W. Evans	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Andrew W. Evans

/s/ Bryan E. Seas	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Bryan E. Seas

/s/ Sandra N. Bane	Director
Sandra N. Bane

/s/ Thomas D. Bell, Jr.	Director
Thomas D. Bell, Jr.

/s/ Charles R. Crisp	Director
Charles R. Crisp

/s/ Arthur E. Johnson	Director
Arthur E. Johnson

/s/ Wyck A. Knox, Jr.	Director
Wyck A. Knox, Jr.

/s/ Dennis M. Love	Director
Dennis M. Love

/s/ Charles H. McTier	Director
Charles H. McTier

/s/ Dean R. O’Hare	Director
Dean R. O’Hare

/s/ James A. Rubright	Director
James A. Rubright

/s/ Bettina M. Whyte	Director
Bettina M. Whyte

/s/ Henry C. Wolf	Director
Henry C. Wolf
Glossary of Key Terms

Schedule II

AGL Resources Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS AND INCOME TAX VALUATION FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010.

In millions	Allowance for uncollectible accounts	Income tax valuation
Balance at December 31, 2007	$14	$3
Provisions charged to income in 2008	27	-
Accounts written off as uncollectible, net in 2008	(25)	-
Balance at December 31, 2008	16	3
Provisions charged to income in 2009	25	-
Accounts written off as uncollectible, net in 2009	(27)	-
Balance at December 31, 2009	14	3
Provisions charged to income in 2010	22	-
Accounts written off as uncollectible, net in 2010	(20)	-
Balance at December 31, 2010	$16	$3

Glossary of Key Terms