Form 10-Q
period 2011-06-30
AGL RESOURCES INC
filed 2011-08-03
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of July 29, 2011
Common Stock, $5.00 Par Value	78,461,591

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2011

Glossary of Key Terms

GLOSSARY OF KEY TERMS

2010 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 9, 2011
Atlanta Gas Light	Atlanta Gas Light Company
Bcf	Billion cubic feet
Bridge Facility	Credit agreement entered into by AGL Capital Corporation to finance a portion of the proposed merger with Nicor
Chattanooga Gas	Chattanooga Gas Company
Credit Facility	$1.0 billion credit agreement entered into by AGL Capital Corporation
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
Glossary of Key Terms

PART 1 – Financial Information
Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

		As of
In millions	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2010
Current assets
Cash and cash equivalents	$21	$24	$16
Receivables
Energy marketing receivables (Note 2)	614	788	520
Gas, unbilled and other receivables	181	390	161
Less: allowance for uncollectible accounts	22	16	21
Total receivables	773	1,162	660
Inventories, net (Note 2)	544	639	560
Derivative financial instruments – current portion (Note 2, Note 4 and Note 5)	122	182	160
Recoverable regulatory infrastructure program costs – current portion (Note 2)	47	48	44
Recoverable environmental remediation costs – current portion (Note 2 and Note 9)	7	7	8
Other current assets	89	104	77
Total current assets	1,603	2,166	1,525
Long-term assets and other deferred debits
Property, plant and equipment	6,447	6,266	6,150
Less: accumulated depreciation	1,860	1,861	1,849
Property, plant and equipment-net	4,587	4,405	4,301
Goodwill	418	418	418
Recoverable regulatory infrastructure program costs (Note 2)	281	244	259
Recoverable environmental remediation costs (Note 2 and Note 9)	215	164	156
Derivative financial instruments (Note 2, Note 4 and Note 5)	30	46	49
Other	83	79	78
Total long-term assets and other deferred debits	5,614	5,356	5,261
Total assets	$7,217	$7,522	$6,786
Current liabilities
Energy marketing trade payable (Note 2)	$681	$744	$599
Short-term debt (Note 4 and Note 7)	144	733	394
Accounts payable – trade	138	184	121
Accrued expenses	112	139	99
Accrued regulatory infrastructure program costs – current portion (Note 2)	90	62	67
Derivative financial instruments – current portion (Note 2, Note 4 and Note 5)	22	44	67
Accrued environmental remediation liabilities – current portion (Note 2 and Note 9)	20	14	16
Current portion of long-term debt	10	300	300
Other current liabilities	182	212	199
Total current liabilities	1,399	2,432	1,862
Long-term liabilities and other deferred credits
Long-term debt (Note 4 and Note 7)	2,164	1,673	1,553
Accumulated deferred income taxes	853	768	729
Accumulated removal costs	253	182	186
Accrued environmental remediation liabilities (Note 2 and Note 9)	171	129	123
Accrued regulatory infrastructure program costs (Note 2)	168	166	175
Accrued pension obligations (Note 6)	152	186	146
Accrued postretirement benefit costs (Note 6)	32	36	34
Derivative financial instruments (Note 2, Note 4 and Note 5)	7	4	8
Other long-term liabilities and other deferred credits	104	110	143
Total long-term liabilities and other deferred credits	3,904	3,254	3,097
Total liabilities and other deferred credits	5,303	5,686	4,959
Commitments and contingencies (Note 9)
Equity
AGL Resources Inc. common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,896	1,813	1,810
Noncontrolling interest (Note 8)	18	23	17
Total equity	1,914	1,836	1,827
Total liabilities and equity	$7,217	$7,522	$6,786
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2011	2010	2011	2010
Operating revenues	$375	$359	$1,253	$1,362
Operating expenses
Cost of gas	134	141	589	712
Operation and maintenance	127	119	258	244
Depreciation and amortization	42	39	83	79
Taxes other than income taxes	12	12	25	26
Total operating expenses	315	311	955	1,061
Operating income	60	48	298	301
Other income	2	0	3	2
Interest expense, net	(32)	(26)	(61)	(54)
Earnings before income taxes	30	22	240	249
Income tax expense	11	8	87	90
Net income	19	14	153	159
Less net income attributable to the noncontrolling interest (Note 8)	1	0	11	11
Net income attributable to AGL Resources Inc.	$18	$14	$142	$148
Per common share data (Note 2)
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.23	$0.17	$1.83	$1.91
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.23	$0.17	$1.82	$1.90
Cash dividends declared per common share	$0.45	$0.44	$0.90	$0.88
Weighted-average number of common shares outstanding (Note 2)
Basic	77.9	77.4	77.8	77.3
Diluted	78.5	77.8	78.3	77.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).
Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2009	77.5	$390	$679	$848	$(116)	$(21)	$39	$1,819
Net income	0.0	0	0	148	0	0	11	159
Other comprehensive loss	0.0	0	0	0	(11)	0	0	(11)
Dividends on common stock ($0.88 per share)	0.0	0	0	(68)	0	2	0	(66)
Purchase of additional 15% ownership interest in SouthStar	0.0	0	(51)	0	(1)	0	(6)	(58)
Distributions to noncontrolling interest (Note 8)	0.0	0	0	0	0	0	(27)	(27)
Purchase of treasury shares	(0.1)	0	0	0	0	(2)	0	(2)
Issuance of treasury shares	0.6	0	(8)	(2)	0	18	0	8
Stock-based compensation expense (net of tax)	0.0	0	4	0	0	1	0	5
Balance as of Jun. 30, 2010	78.0	$390	$624	$926	$(128)	$(2)	$17	$1,827

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2010	78.0	$391	$631	$943	$(150)	$(2)	$23	$1,836
Net income	0.0	0	0	142	0	0	11	153
Other comprehensive loss	0.0	0	0	0	(1)	0	0	(1)
Dividends on common stock ($0.90 per share)	0.0	0	2	(70)	0	0	0	(68)
Distributions to noncontrolling interest (Note 8)	0.0	0	0	0	0	0	(16)	(16)
Benefit, dividend reinvestment and stock purchase plans	0.4	2	8	0	0	(2)	0	8
Purchase of treasury shares	0.0	0	0	0	0	(2)	0	(2)
Stock-based compensation expense (net of tax)	0.0	0	4	0	0	0	0	4
Balance as of Jun. 30, 2011	78.4	$393	$645	$1,015	$(151)	$(6)	$18	$1,914

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

 AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2011	2010	2011	2010
Comprehensive income attributable to AGL Resources Inc. (net of tax)
Net income attributable to AGL Resources Inc.	$18	$14	$142	$148
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	0	(11)	(1)	(17)
Reclassification of derivative financial instruments realized losses included in net income	0	2	0	6
Other comprehensive loss	0	(9)	(1)	(11)
Comprehensive income	$18	$5	$141	$137

Comprehensive income attributable to noncontrolling interest (net of tax)
Net income attributable to noncontrolling interest	$1	$0	$11	$11
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	0	0	0	(1)
Reclassification of derivative financial instruments realized losses included in net income	0	0	0	1
Other comprehensive income	0	0	0	0
Comprehensive income	$1	$0	$11	$11

Total comprehensive income, including portion attributable to noncontrolling interest (net of tax)
Net income	$19	$14	$153	$159
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	0	(11)	(1)	(18)
Reclassification of derivative financial instruments realized losses included in net income	0	2	0	7
Other comprehensive loss	0	(9)	(1)	(11)
Comprehensive income	$19	$5	$152	$148

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

 AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
In millions	2011	2010
Cash flows from operating activities
Net income	$153	$159
Adjustments to reconcile net income to net cash flow provided by operating activities
Change in derivative financial instrument assets and liabilities	57	44
Depreciation and amortization	83	79
Deferred income taxes	64	36
Changes in certain assets and liabilities
Inventories	95	112
Energy marketing receivables and energy marketing trade payables, net (Note 2)	111	170
Deferred natural gas costs	26	1
Gas, unbilled and other receivables	215	208
Gas and trade payables	(46)	(75)
Other – net	(98)	(19)
Net cash flow provided by operating activities	660	715
Cash flows from investing activities
Payments to acquire property, plant and equipment	(196)	(249)
Other	0	(2)
Net cash flow used in investing activities	(196)	(251)
Cash flows from financing activities
Net payments and borrowings of short-term debt	(589)	(208)
Payment of senior notes	(300)	0
Dividends paid on common shares	(68)	(66)
Distribution to noncontrolling interest (Note 8)	(16)	(27)
Purchase of treasury shares	(2)	(2)
Issuance of senior notes	495	0
Purchase of additional 15% ownership interest in SouthStar	0	(58)
Payment of gas facility revenue bonds	0	(121)
Benefit, dividend reinvestment and stock purchase plans	8	8
Other	5	0
Net cash flow used in financing activities	(467)	(474)
Net decrease in cash and cash equivalents	(3)	(10)
Cash and cash equivalents at beginning of period	24	26
Cash and cash equivalents at end of period	$21	$16
Cash paid during the period for
Interest	$56	$53
Income taxes	$10	$35

See Notes to Condensed Consolidated Financial Statements (Unaudited).
Glossary of Key Terms

EAGL RESOURCES INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The December 31, 2010 Condensed Statement of Financial Position data was derived from our audited financial statements, but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited Condensed Consolidated Financial Statements under the rules and regulations of the SEC. In accordance with such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. Our Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these Condensed Consolidated Financial Statements in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K.

Due to the seasonal nature of our business, our results of operations for the three and six months ended June 30, 2011 and 2010, and our financial condition as of December 31, 2010, and June 30, 2011 and 2010, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Basis of Presentation

Our Condensed Consolidated Financial Statements include our accounts, the accounts of our majority-owned and controlled subsidiaries and the accounts of our variable interest entity for which we are the primary beneficiary. We have eliminated intercompany profits and transactions in consolidation except for intercompany profits where recovery of such amounts are probable under the affiliates’ rate regulation process. Certain amounts from prior periods have been reclassified and revised to conform to the current period presentation. The reclassifications and revisions had no material impact on our prior period balances.

Note 2 – Significant Accounting Policies and Methods of Application

Use of Accounting Estimates

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K. There were no significant changes to our accounting policies during the six months ended June 30, 2011.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, receivables, derivative financial assets and liabilities, accounts payable, other current assets and liabilities and accrued interest approximate fair value. There have been no significant changes to our fair value methodologies, as described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K.
Glossary of Key Terms

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

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of June 30, 2011, December 31, 2010 and June 30, 2010, the collateral that wholesale services would have been required to post if our credit ratings had been downgraded to non-investment grade status would not have had a material impact to our consolidated results of operations, cash flows or financial condition. However, if such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be negatively impacted.

Inventories

For our distribution operations segment, we record natural gas stored underground at the WACOG. For Sequent and SouthStar we account for natural gas inventory at the lower of WACOG or market price. SouthStar and Sequent evaluate the weighted-average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other-than-temporary. For any declines considered to be other-than-temporary, we record adjustments to reduce the weighted-average cost of the natural gas inventory to market price. SouthStar and Sequent recorded LOCOM adjustments for the periods presented as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
SouthStar	$0	$0	$0	$0
Sequent	$0	$0	$0	$4

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

As of June 30, 2011, there have been no new types of regulatory assets or liabilities from those discussed in Note 2 to our Consolidated Financial Statements and related notes in Item 8 of our 2010 Form 10-K.
Glossary of Key Terms

Our regulatory assets and liabilities and the associated assets and liabilities are summarized in the following table.

	Jun. 30,	Dec. 31,	Jun. 30,
In millions	2011	2010	2010
Regulatory assets
Recoverable regulatory infrastructure program costs	$328	$292	$303
Recoverable ERC	222	171	164
Recoverable seasonal rates	0	11	0
Recoverable postretirement benefit costs	9	9	10
Other	42	42	44
Total regulatory assets	601	525	521
Associated assets
Derivative financial instruments	12	20	23
Total regulatory and associated assets	$613	$545	$544
Regulatory liabilities
Accumulated removal costs	$253	$182	$186
Derivative financial instruments	12	20	23
Regulatory tax liability	15	15	16
Unamortized investment tax credit	11	12	12
Deferred natural gas costs	49	23	31
Deferred seasonal rates	8	0	9
Other	26	24	20
Total regulatory liabilities	374	276	297
Associated liabilities
Regulatory infrastructure program costs	258	228	242
ERC	180	132	128
Total associated liabilities	438	360	370
Total regulatory and associated liabilities	$812	$636	$667

The increase in ERC costs is discussed further in Note 9. The increase in regulatory infrastructure program costs primarily relates to updated engineering estimates based on actual path and rights of way for pipeline added to the program in 2010.

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

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
Denominator for basic earnings per share (1)	77.9	77.4	77.8	77.3
Assumed exercise of restricted stock, restricted stock units and stock options	0.6	0.4	0.5	0.4
Denominator for diluted earnings per share	78.5	77.8	78.3	77.7
(1) Daily weighted-average shares outstanding.

The following table contains the weighted-average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price.

	June 30,
In millions	2011 (2)	2010	Change (1)
Three months ended	0.0	0.8	(0.8)
Six months ended	0.0	0.8	(0.8)
(1) The decrease was primarily a result of a higher average market value of our common shares compared to the same period during 2010.
(2) 0.0 values represent amounts less than 0.1 million.
Glossary of Key Terms

Note 3 – Proposed Merger with Nicor

On December 6, 2010, we entered into a Merger Agreement with Nicor, a copy of which was filed with the SEC on December 7, 2010. In accordance with the Merger Agreement, each share of Nicor common stock outstanding, other than shares to be cancelled and Dissenting Shares, as defined in the Merger Agreement, will be converted into the right to receive consideration of (i) 0.8382 of a share of our common stock and (ii) $21.20 in cash, subject to adjustments in certain circumstances to ensure that the transaction satisfies the “continuity of interest” requirement for a “reorganization” within Section 368(a) of the Internal Revenue Code. The Merger Agreement contains certain termination rights for both Nicor and us, and provides for the payment of fees and expenses upon the termination of the Merger Agreement under certain circumstances. Upon the closing of the proposed merger, it is anticipated that our shareholders will own approximately 67%, and Nicor shareholders will own approximately 33%, of the combined company.

In April 2011, we received antitrust clearance from the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act. Additionally, in April 2011, the SEC declared effective our registration statement on Form S-4 which registered our common stock to be issued in connection with the proposed merger. In June 2011, we and Nicor received shareholder approval of the proposed merger at our respective shareholder meetings. Completion of the proposed merger is conditioned upon, among other things, regulatory approval by the Illinois Commerce Commission.

In January 2011, we filed a joint application with Nicor to the Illinois Commerce Commission for approval of the proposed merger. The application did not request a rate increase, but included a commitment to maintain the number of full-time equivalent employees at Nicor’s natural gas utility for a period of three years following merger completion. The Illinois Commerce Commission has eleven months to act upon the application, with their deadline for action being December 16, 2011. During May 2011, we and Nicor submitted joint testimony to the Illinois Commerce Commission rebutting the initial testimony of the Staff of the Illinois Commerce Commission and several intervenors who recommended that the Illinois Commerce Commission deny the joint application or that it impose various requirements on the joint applicants as conditions of approval. Hearings on the matter were held in July 2011.

The proposed merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions. We have provided a voluntary notice of the merger to the New Jersey BPU and the Maryland Public Service Commission (Maryland Commission), which included a description of the transaction, described the benefits of the transaction and explained why we do not believe that the approval of the New Jersey BPU or Maryland Commission is required to complete the merger. It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger. In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

We and Nicor currently anticipate receiving the required authorizations, approvals and consents to complete the proposed merger in the second half of 2011. However, there can be no assurance as to the timing of these authorizations, approvals and consents or as to our ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to us and Nicor. The Merger Agreement with Nicor contains termination rights for both us and Nicor and provides that, if we terminate the agreement under specified circumstances, we may be required to pay a termination fee of $67 million. In addition, if we terminate the agreement due to a failure to obtain the necessary financing for the transaction, we may also be required to pay Nicor $115 million.

During the three months ended June 30, 2011, we recorded approximately $13 million ($8 million net of tax) of transaction expenses associated with the proposed merger, while we recorded approximately $18 million ($11 million net of tax) of such expenses during the six months ended June 30, 2011. These costs are expensed as incurred. For additional information concerning the proposed merger please see our Form 8-K filed with the SEC on December 7, 2010 and Form S-4/A filed with the SEC on April 28, 2011.
Glossary of Key Terms

Note 4 – Fair Value Measurements

The following table summarizes, by level within the fair value hierarchy, our derivative financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods presented.
	Recurring fair values Derivative financial instruments
	June 30, 2011		December 31, 2010		June 30, 2010
In millions	Assets	Liabilities	Assets (1)	Liabilities	Assets	Liabilities
Quoted prices in active markets (Level 1)	$13	$(52)	$22	$(71)	$34	$(55)
Significant other observable inputs (Level 2)	102	(17)	153	(29)	148	(50)
Netting of cash collateral	37	40	53	52	27	30
Total carrying value (2) (3)	$152	$(29)	$228	$(48)	$209	$(75)
(1)	Less than $1 million premium at December 31, 2010 associated with weather derivatives has been excluded as they are based on intrinsic value, not fair value.
(2)	There were no material unobservable inputs (Level 3) for any of the periods presented.
(3)	There were no material transfers between Level 1, Level 2, or Level 3 for any of the periods presented.

In addition, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and debt. For cash and cash equivalents, accounts receivable and accounts payable we consider carrying value to materially approximate fair value due to their short-term nature. The nonfinancial assets and liabilities include pension and post-retirement benefits, which are presented in Note 3 to our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K.

Our debt is recorded at carrying value. We estimate the fair value of our debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. In determining the market interest yield curve, we considered our currently assigned ratings for unsecured debt. The following table presents the carrying value and fair value of our debt as of the following periods.

In millions	June 30, 2011	December 31, 2010	June 30, 2010
Long-term debt carrying amount (1)	$2,174	$1,973	$1,853
Long-term debt fair value (1)	$2,339	$2,122	$2,144
Short-term debt carrying amount (2)	$144	$733	$394
Short-term debt fair value (2)	$144	$733	$394
(1)	June 30, 2011 includes $10 million of medium-term notes that are due in June 2012. December 31, 2010 and June 30, 2010 include $300 million of senior notes repaid in January 2011.
(2)	June 30, 2011 excludes $10 million of medium-term notes that are due in June 2012. December 31, 2010 and June 30, 2010 exclude $300 million of senior notes repaid in January 2011.

Note 5 – Derivative Financial Instruments

Our risk management activities are monitored by our Risk Management Committee, which consists of members of senior management and is charged with reviewing and enforcing our risk management activities and policies. Our use of derivative financial instruments and physical transactions is limited to predefined risk tolerances associated with pre-existing or anticipated physical natural gas sales and purchases and system use and storage. We use the following types of derivative financial instruments and physical transactions to manage natural gas price, interest rate, weather and foreign currency risks:

- forward contracts;
- futures contracts;
- options contracts;
- financial swaps;
- treasury locks;
- weather derivative contracts;
- storage and transportation capacity transactions; and
- foreign currency forward contracts.

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

On May 4, 2011, we entered into interest rate swaps with an aggregate notional amount of $250 million to effectively convert a portion of our fixed rate interest obligation on the $300 million 6.4% senior notes due July 15, 2016 to a variable-rate obligation. We pay a floating interest rate equal to the three-month London Inter-bank Offered Rate (LIBOR) plus 3.9%. We designated the interest rate swaps as fair value hedges. The fair values of our interest rate swaps were reflected as a long-term derivative asset of $3 million at June 30, 2011. For more information on our senior notes, see Note 7.
Glossary of Key Terms

There have been no other significant changes to our derivative financial instruments, as described in Note 2 and Note 4 to our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K. The table below summarizes the various ways in which we account for our derivative instruments and the impact on our Condensed Consolidated Financial Statements:

Recognition and Measurement
Accounting Treatment	Statement of Financial Position	Income Statement
Cash flow hedge	Recorded at fair value	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	Effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss)	Effective portion of the gain or loss on the derivative instrument is reclassified out of accumulated other comprehensive income (loss) into earnings when the forecasted transaction affects earnings
Fair value hedge	Recorded at fair value	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	Change in fair value of the derivative instrument is recorded as an adjustment to book value	Effective portion of the gain or loss on the derivative instrument is recognized in earnings
Not designated as hedges	Recorded at fair value	The gain or loss on the derivative instrument is recognized in earnings
	Elizabethtown Gas’ derivative financial instruments are recorded as a regulatory asset or liability until included in natural gas costs	The gain or loss on these derivative instruments is reflected in natural gas costs and is ultimately included in billings to customers
	Change in fair value of the derivative instrument is recorded as an adjustment to book value	Change in fair value of the derivative instrument is recognized in earnings

Quantitative Disclosures Related to Derivative Financial Instruments

As of the periods presented, our derivative financial instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas.

We had net long natural gas contracts outstanding in the following quantities:

Natural gas contracts
In Bcf	June 30, 2011 (1)	December 31, 2010	June 30, 2010
Hedge designation:
Cash flow	1	4	5
Not designated	191	220	244
Total	192	224	249
Hedge position:
Short	(1,559)	(1,605)	(1,571)
Long	1,751	1,829	1,820
Net long position	192	224	249
(1) Approximately 97% of these contracts have durations of two years or less and the remaining 3% expire in 3 to 6 years.

Derivative Financial Instruments on the Condensed Consolidated Statements of Financial Position

In accordance with regulatory requirements, realized losses on derivative financial instruments used at Elizabethtown Gas in our distribution operations segment were reflected in deferred natural gas costs within our Condensed Consolidated Statements of Financial Position for the periods presented and are contained in the following table.

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
Elizabethtown Gas	$5	$7	$13	$15

Glossary of Key Terms

The following table presents the fair value and statements of financial position classification of our derivative financial instruments:

			As of
In millions	Statement of financial position location (1) (2)	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2010
Designated as cash flow and fair value hedges

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	$1	$3	$4
Interest rate swap agreements	Derivative financial instruments assets – long-term portion	3	0	0
Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(2)	(5)	(8)
Interest rate swap agreements	Derivative financial instruments liabilities – long-term portion	0	0	(13)
Total		2	(2)	(17)

Not designated as cash flow hedges

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	297	541	528
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	70	105	120

Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(263)	(489)	(458)
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	(60)	(80)	(96)
Total		44	77	94
Total derivative financial instruments		$46	$75	$77
(1)			These amounts are netted within our Condensed Consolidated Statements of Financial Position. Some of our derivative financial instruments have asset positions which are presented as a liability in our Condensed Consolidated Statements of Financial Position, and we have derivative instruments that have liability positions which are presented as an asset in our consolidated statements of financial position.
(2)			As required by the authoritative guidance related to derivatives and hedging, the fair value amounts above are presented on a gross basis. As a result, the amounts above do not include cash collateral held on deposit in broker margin accounts of $77 million as of June 30, 2011, $57 million as of June 30, 2010 and $105 million as of December 31, 2010. Accordingly, the amounts above will differ from the amounts presented on our Condensed Consolidated Statements of Financial Position and the fair value information presented for our derivative financial instruments in the recurring values table of this note.

Derivative Financial Instruments on the Condensed Consolidated Statements of Income

The following table presents the impacts of our derivative financial instruments in our Condensed Consolidated Statements of Income:

	For the three months ended June 30,		For the six months ended June 30,
In millions	2011	2010	2011	2010

Designated as cash flow hedges
Natural gas contracts – loss reclassified from OCI into cost of gas for settlement of hedged item (1)	$(1)	$(3)	$(1)	$(10)

Not designated as hedges
Natural gas contracts – fair value adjustments recorded in operating revenues (2)	10	(2)	16	16
Natural gas contracts – net fair value adjustments recorded in cost of gas (3)	0	(1)	(1)	(3)
Total gains (losses) on derivative instruments	$9	$(6)	$14	$3
(1)	We expect that $1 million of pre-tax net losses will be reclassified from OCI into cost of gas for the settlement of hedged items over the next twelve months.
(2)	Associated with the fair value of existing derivative instruments at June 30, 2011 and 2010.
(3)	Excludes gains recorded in cost of gas associated with weather derivatives of $4 million for the six months ended June 30, 2011 and losses of $20 million for the six months ended June 30, 2010.

Glossary of Key Terms

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

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
Service cost	$4	$2	$7	$5
Interest cost	7	7	14	14
Expected return on plan assets	(8)	(7)	(16)	(15)
Amortization of prior service cost	0	0	(1)	(1)
Recognized actuarial loss	3	2	7	5
Net pension benefit cost	$6	$4	$11	$8

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

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
Service cost	$0	$1	$0	$1
Interest cost	2	2	3	3
Expected return on plan assets	(2)	(2)	(3)	(3)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Recognized actuarial loss	0	0	1	1
Net pension benefit cost	$(1)	$0	$(1)	$0

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

The Act contained new funding requirements for single employer defined benefit pension plans and established a 100% funding target (over a 7-year amortization period) for plan years beginning after December 31, 2007. If certain conditions are met, the Worker, Retiree and Employer Recovery Act of 2008 allowed us to measure our required minimum contributions based on a funding target of 100% during 2010 and 2011. In the first six months of 2011 we contributed $44 million to our qualified pension plans and $21 million during the same period last year.

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP, our matching contributions to participant accounts were $4 million in the first six months of 2011 and $3 million in the first six months of 2010.

Glossary of Key Terms

Note 7 – Debt

AGL Capital Corporation, our wholly-owned finance subsidiary, provides for our ongoing financing needs through a commercial paper program, the issuance of various debt and hybrid securities and other financing arrangements. The following table provides maturity dates, weighted-average interest rates and amounts outstanding for our various debt securities and facilities. For additional information on our debt see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2010 Form 10-K.

		June 30, 2011			June 30, 2010
In millions	Year(s) due	Weighted- average interest rate	Outstanding	Outstanding at December 31, 2010	Weighted-average interest rate		Outstanding
Short-term debt
Commercial paper	2011-2012	0.4%	$142	$732	0.4%		$393
Current portion of long-term debt	2012	8.4	10	300	7.1		300
Current portion of capital leases	2011-2012	4.9	2	1	4.9		1
Total short-term debt and current portion of long-term debt		0.6%	$154	$1,033	3.9	% (1)	$694
Long-term debt - net of current portion
Senior notes	2013-2041	5.5%	$1,775	$1,275	5.5%		$1,275
Gas facility revenue bonds	2022-2033	1.2	200	200	1.8		79
Medium-term notes	2012-2027	7.8	186	196	7.8		196
AGL Capital interest rate swaps	2016	4.2	3	0	0.0		0
Capital leases	2012	0.0	0	2	4.9		3
Total long-term debt		5.0%	$2,164	$1,673	5.4	% (2)	$1,553

Total debt		4.3%	$2,318	$2,706	5.0%		$2,247
(1)	Excluding the $300 million of senior notes repaid in January 2011, the weighted-average short-term interest rate for the six months ended June 30, 2010 was 0.4%.
(2)	Including the $300 million of senior notes repaid in January 2011, the weighted-average long-term interest rate for the six months ended June 30, 2010 was 5.7%.

Senior Notes

On March 16, 2011, we completed a public offering of $500 million in 30 year senior notes with an interest rate of 5.9% and a maturity date of March 15, 2041. The net proceeds were used to repay commercial paper, a portion of which we borrowed to repay our $300 million in senior notes that matured on January 14, 2011. Following our issuance of these senior notes, and in accordance with the terms of our Bridge Facility, the principal amount of the Bridge Facility has been reduced from $1,050 million to $852 million.

On May 4, 2011, we entered into interest rate swaps with an aggregate notional amount of $250 million to effectively convert a portion of our $300 million 6.4% fixed-rate senior notes that mature July 15, 2016 to a variable-rate debt obligation. The interest rates reset quarterly based on three month LIBOR plus 3.9%. The effective variable interest rate at June 30, 2011, was 4.2%.

Financial and Non-Financial Covenants

Our Credit Facility includes a financial covenant that requires us to maintain a ratio, on a consolidated basis, of total debt to total capitalization of no more than 70%; however, our goal is to maintain this ratio at a level between 50% and 60%. Our ratio, on a consolidated basis, of total debt to total capitalization as calculated in accordance with our debt covenant includes standby letters of credit, performance/surety bonds and excludes certain pension and other post-retirement benefit adjustments and cash flow hedges that are not yet settled. Adjusting for these items, the following table contains our debt-to-capitalization ratio for the periods presented, which are within our targeted ranges.

	June 30, 2011	December 31, 2010	June 30, 2010
Debt-to-capitalization ratio	53%	58%	54%

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
Glossary of Key Terms

Default Provisions

Our debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions. Our most important default provisions include:

- a maximum leverage ratio
- insolvency events and nonpayment of scheduled principal or interest payments
- acceleration of other financial obligations
- change of control provisions

We have no trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any transaction that requires us to issue equity based on credit ratings or other trigger events.

Note 8 – Non-Wholly-Owned Entity

On a quarterly basis we evaluate all of our joint venture interests to determine if they represent a variable interest entity (VIE) as defined by the authoritative accounting guidance on consolidation. We have determined that SouthStar is our only VIE. Additionally, we have concluded that we are the primary beneficiary of the VIE, which requires us to consolidate the assets, liabilities and statements of income of the joint venture. Our methodology for determining that we are the primary beneficiary, and that our involvement allows us to direct SouthStar’s activities that most significantly influence its performance, has not changed during the six months ended June 30, 2011. See Note 9 to our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K. Earnings in 2011 and 2010 were allocated entirely in accordance with the ownership interests.

SouthStar markets natural gas and related services under the trade name Georgia Natural Gas to retail customers primarily in Georgia, and under various other trade names to retail customers in Ohio, Florida and New York and to commercial and industrial customers principally in Alabama, Florida, North Carolina, South Carolina and Tennessee.

During the six months ended June 30, 2011, there have been no significant changes to the primary risks associated with SouthStar as discussed in our risk factors included in Item 1A of our 2010 Form 10-K. See Note 10 for Summarized Statements of Income, Statements of Financial Position and capital expenditure information related to the retail energy operations segment, which is primarily comprised of SouthStar. The following table illustrates the effect that our 2009 purchase of an additional 15% ownership interest, which became effective in January 2010, had on our equity for the six months ended June 30, 2010.

In millions	Premium on common stock	Accumulated other comprehensive loss	Total
Purchase of additional 15% ownership interest	$(51)	$(1)	$(52)

SouthStar’s financial results are seasonal in nature, with the business depending to a great extent on the first and fourth quarters of each year for the majority of its earnings. SouthStar’s current assets consist primarily of natural gas inventory, derivative financial instruments and receivables from its customers. SouthStar also has receivables from us due to its participation in our commercial paper program. See Note 2 for additional discussions of SouthStar’s inventories. SouthStar’s restricted assets consist of customer deposits and are immaterial as of June 30, 2011 and 2010. SouthStar’s current liabilities consist primarily of accrued natural gas costs, other accrued expenses, customer deposits, derivative financial instruments and payables to us from its participation in our commercial paper program.

As of June 30, 2011, SouthStar’s current assets, which approximate fair value, exceeded its current liabilities, long-term assets and other deferred debits and long-term liabilities and other deferred credits by approximately $103 million. SouthStar’s other contractual commitments and obligations, including operating leases and agreements with third party providers, do not contain terms that would trigger material financial obligations in the event such contracts were terminated. As a result, our maximum exposure to a loss at SouthStar is considered to be immaterial. SouthStar’s creditors have no recourse to our general credit beyond the corporate guarantees we have provided to SouthStar’s counterparties and natural gas suppliers. We have provided no financial or other support that was not previously contractually required. Additionally, with the exception of our corporate guarantees, we have not entered into any arrangements that could require us to provide financial support to SouthStar.

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

Cash flows used in our financing activities includes SouthStar’s distributions to the noncontrolling interest, which reflects the cash distribution to Piedmont for its ownership interest in SouthStar’s annual earnings from the prior year. Generally this distribution occurs in the first or second quarter. In the six months ended June 30, 2011 SouthStar distributed $16 million to Piedmont and $27 million during the same period last year. This decrease of $11 million was primarily the result of our increased ownership percentage of SouthStar in 2010.
Glossary of Key Terms

The following table provides additional information on SouthStar’s assets and liabilities as of the periods presented, which are consolidated within our Condensed Consolidated Statements of Financial Position.

	June 30, 2011			December 31, 2010			June 30, 2010
In millions	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	% (2)
Current assets	$1,603	$164	10%	$2,166	$239	11%	$1,525	$154	10%
Long-term assets and other deferred debits	5,614	9	0	5,356	9	0	5,261	9	0
Total assets	$7,217	$173	2%	$7,522	$248	3%	$6,786	$163	2%
Current liabilities	$1,399	$52	4%	$2,432	$93	4%	$1,862	$40	2%
Long-term liabilities and other deferred credits	3,904	0	0	3,254	0	0	3,097	0	0
Total Liabilities	5,303	52	1	5,686	93	2	4,959	40	1
Equity	1,914	121	6	1,836	155	8	1,827	123	7
Total liabilities and equity	$7,217	$173	2%	$7,522	$248	3%	$6,786	$163	2%
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

Note 9 - Commitments and Contingencies

Contractual Obligations and Commitments

We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities that are reasonably likely to have a material effect on liquidity or the availability of capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. There were no significant changes to our contractual obligations described in Note 10 to our Consolidated Financial Statements and related notes as filed in Item 8 of our 2010 Form 10-K.

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. The following table illustrates our contingent financial commitments as of June 30, 2011:

	Commitments due before December 31,
In millions	Total	2011	2012 & thereafter
Standby letters of credit and performance and surety bonds	$14	$6	$8

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
Glossary of Key Terms

We have been named as a defendant in several class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with us. The complaints allege that we aided and abetted alleged breaches of fiduciary duty by Nicor’s Board of Directors. The shareholder lawsuits seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from completing the proposed merger and, in certain circumstances, damages. In March 2011, the parties entered into an agreement to resolve all of the shareholder lawsuits, subject to court approval, based on Nicor providing certain supplemental disclosures to our joint proxy statement filed on April 28, 2011. The parties expect to submit the agreement to the court for approval shortly. For more information on our proposed merger with Nicor see Note 3.

Environmental Remediation Costs

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. Except in those instances where a better estimate is known, we have recorded the lower end of the cost estimate range. The following table provides more information on the costs related to remediation of our former operating sites.

In millions	Cost estimate range	Amount recorded	Expected costs over next twelve months
Georgia and Florida	$39 - $101	$56	$5
New Jersey	124 - 175	124	12
North Carolina	11 - 16	11	3
Total	$174 - $292	$191	$20

The increase in our consolidated environmental remediation cost liability of $48 million from December 31, 2010 is primarily a result of increases in estimated excavation and remediation costs at our sites in New Jersey based on updated studies completed during the second quarter of 2011. For more information on our environmental remediation costs, see Note 10 to our Consolidated Financial Statements and related notes as filed in Item 8 of our 2010 Form 10-K

Note 10 - Segment Information

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
Glossary of Key Terms

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company.

Following are the reconciliations of EBIT to operating income, earnings before income taxes and net income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
Operating income	$60	$48	$298	$301
Other income	2	0	3	2
EBIT	62	48	301	303
Interest expense, net	32	26	61	54
Earnings before income taxes	30	22	240	249
Income taxes	11	8	87	90
Net income	$19	$14	$153	$159

Information by segment on our Statements of Financial Position as of December 31, 2010, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$5,498	$404
Retail energy operations	259	0
Wholesale services	1,326	0
Energy investments	479	14
Corporate (2)	(40)	0
Consolidated	$7,522	$418
(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our corporate segments assets consist primarily of cash and cash equivalents and property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Key Terms

Summarized Statements of Income, Statements of Financial Position and capital expenditure information by segment as of and for the periods presented are shown in the following tables.

Three months ended June 30, 2011

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$237	$117	$9	$10	$2	$375
Intercompany revenues (1)	41	0	0	0	(41)	0
Total operating revenues	278	117	9	10	(39)	375
Operating expenses
Cost of gas	70	100	1	2	(39)	134
Operation and maintenance	89	15	12	3	8	127
Depreciation and amortization	35	0	1	3	3	42
Taxes other than income taxes	9	1	0	1	1	12
Total operating expenses	203	116	14	9	(27)	315
Operating income (loss)	75	1	(5)	1	(12)	60
Other income	1	0	0	0	1	2
EBIT	$76	$1	$(5)	$1	$(11)	$62
Capital expenditures	$87	$0	$1	$8	$6	$102

Three months ended June 30, 2010

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$226	$117	$(8)	$23	$1	$359
Intercompany revenues (1)	34	0	0	0	(34)	0
Total operating revenues	260	117	(8)	23	(33)	359
Operating expenses
Cost of gas	62	99	1	11	(32)	141
Operation and maintenance	86	17	9	9	(2)	119
Depreciation and amortization	34	0	1	1	3	39
Taxes other than income taxes	10	0	1	1	0	12
Total operating expenses	192	116	12	22	(31)	311
Operating income (loss)	68	1	(20)	1	(2)	48
Other income (loss)	1	0	0	(1)	0	0
EBIT	$69	$1	$(20)	$0	$(2)	$48
Capital expenditures	$92	$0	$1	$36	$6	$135

Glossary of Key Terms

Six months ended June 30, 2011

In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$742	$407	$62	$40	$2	$1,253
Intercompany revenues (1)	79	0	0	0	(79)	0
Total operating revenues	821	407	62	40	(77)	1,253
Operating expenses
Cost of gas	338	301	4	23	(77)	589
Operation and maintenance	179	35	28	8	8	258
Depreciation and amortization	71	1	1	5	5	83
Taxes other than income taxes	18	1	1	2	3	25
Total operating expenses	606	338	34	38	(61)	955
Operating income (loss)	215	69	28	2	(16)	298
Other income	2	0	0	0	1	3
EBIT	$217	$69	$28	$2	$(15)	$301

Identifiable and total assets (2)	$5,606	$189	$1,038	$485	$(101)	$7,217
Goodwill	$404	$0	$0	$14	$0	$418
Capital expenditures	$167	$1	$1	$15	$12	$196

Six months ended June 30, 2010
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$754	$510	$59	$37	$2	$1,362
Intercompany revenues (1)	72	0	0	0	(72)	0
Total operating revenues	826	510	59	37	(70)	1,362
Operating expenses
Cost of gas	364	396	9	13	(70)	712
Operation and maintenance	173	37	24	15	(5)	244
Depreciation and amortization	68	1	1	3	6	79
Taxes other than income taxes	19	1	2	2	2	26
Total operating expenses	624	435	36	33	(67)	1,061
Operating income (loss)	202	75	23	4	(3)	301
Other income (loss)	3	0	0	(1)	0	2
EBIT	$205	$75	$23	$3	$(3)	$303

Identifiable and total assets (2)	$5,225	$175	$987	$530	$(131)	$6,786
Goodwill	$404	$0	$0	$14	$0	$418
Capital expenditures	$162	$1	$1	$76	$9	$249
(1)
Intercompany revenues - wholesale services records its energy marketing and risk management revenues on a net basis, which includes intercompany revenues of $102 million and $249 million for the three and six months ended June 30, 2011 and $91 million and $271 million for the three and six months ended June 30, 2010.

(2)	Identifiable assets are those used in each segments operations.
(3)	Our corporate segments assets consist primarily of cash and cash equivalents, property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Key Terms

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements in this quarterly filing, as well as our 2010 Form 10-K.

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

Forward-looking statements involve matters that are not historical facts, and because these statements involve anticipated events or conditions, forward-looking statements often include words such as "anticipate," "assume," “believe,” "can," "could," "estimate," "expect," "forecast," "future," “goaI,” "indicate," "intend," "may," “outlook,” "plan," “potential,” "predict," "project,” “proposed,” "seek," "should," "target," "would," or similar expressions. You are cautioned not to place undue reliance on our forward-looking statements. Our expectations are not guarantees and are based on currently available competitive, financial and economic data along with our operating plans. While we believe that our expectations are reasonable in view of currently available information, our expectations are subject to future events, risks and uncertainties, and there are numerous factors, many of which are beyond our control, that could cause our actual results to vary significantly from our expectations.

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation including any changes related to climate change; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, unexpected change in project costs, including the cost of funds to finance these projects; the impact of acquisitions and divestitures; direct or indirect effects on our business, financial condition or liquidity resulting from a change in our credit ratings or the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions, including disruptions in the capital markets and lending environment and the current economic uncertainty; and general economic conditions; uncertainties about environmental issues and the related impact of such issues; the impact of changes in weather, including climate change, on the temperature-sensitive portions of our business; the impact of natural disasters such as hurricanes on the supply and price of natural gas; acts of war or terrorism; and other factors described in detail in our filings with the SEC.

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

We caution readers that, in addition to the important factors described in Item 1A, Risk Factors and elsewhere in this report, the factors set forth in Item 1A, “Risk Factors” of our 2010 Form 10-K, among others, could cause our business, results of operations or financial condition in 2011 and thereafter to differ significantly from those expressed in any forward-looking statements. There also may be other factors that we cannot anticipate or that are not described in our 2010 Form 10-K or in this report that could cause our actual results to differ significantly from our expectations. Forward-looking statements are only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required under U.S. federal securities law.

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business. As of June 30, 2011, our six utilities served approximately 2.3 million end-use customers. We are also involved in several related and complementary businesses, including retail natural gas marketing to end-use customers in Georgia, Ohio, Florida and New York; natural gas asset management and related logistics activities for each of our utilities as well as for non-affiliated companies; natural gas storage arbitrage and related activities; and the development and operation of high-deliverability underground natural gas storage assets. We manage these businesses through four operating segments - distribution operations, retail energy operations, wholesale services and energy investments and one non-operating corporate segment.
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

Our retail energy operations segment, which consists primarily of SouthStar, uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. Our Sequent subsidiary within our wholesale services segment generally has greater opportunity to capture operating margin due to price volatility as a result of extreme weather. Our energy investments segment’s primary activity is our natural gas storage business, which develops, acquires and operates high-deliverability salt-dome storage assets in the Gulf Coast region of the United States. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts with third parties at a fixed market rate. For additional information on our operating segments see Item 1, “Business” of our 2010 Form 10-K.

Changes in commodity prices subject a significant portion of our operations to earnings variability. Our non-utility businesses principally use physical and financial arrangements to reduce the risks associated with both weather-related seasonal fluctuations in market conditions and changing commodity prices. For more information on our derivative financial instruments see Note 5.

Executive Summary

Proposed merger with Nicor

In December 2010, we entered into a Merger Agreement with Nicor, which we expect to complete during the second half of 2011. We continue to work on securing the necessary approvals, all of which we anticipate we will obtain, which are discussed below.

•
In January 2011, we filed a joint application with Nicor with the Illinois Commerce Commission for approval of the proposed merger. The application did not request a rate increase and included a commitment to maintain 2,070 full-time equivalent employees involved in the operation of Nicor’s gas distribution subsidiary for a period of three years following the completion of the merger. The Illinois Commerce Commission has eleven months to act on the application with the deadline for action being December 16, 2011.

•
In April 2011, the Staff of the Illinois Commerce Commission and several intervenors who are participating in the proceeding submitted initial testimony recommending that the Illinois Commerce Commission deny the joint application or that it impose various requirements on the joint applicants as conditions of approval. We and Nicor submitted joint rebuttal testimony to the Illinois Commerce Commission in May 2011. Hearings were held on the matter in July 2011.

•	In April 2011, the Department of Justice and the Federal Trade Commission granted us early termination of the waiting period under the Hart-Scott-Rodino Act.

•	In April 2011, the SEC declared our registration statement on Form S-4 effective.

•	In May 2011, we received approval from the California Public Utilities Commission to transfer ownership of Central Valley Gas Storage from Nicor to us.

•	In June 2011, we and Nicor held special shareholder meetings where the shareholders of both companies approved the proposed merger.

Glossary of Key Terms

We continue to make significant progress towards our financing related to the proposed merger with Nicor, and have secured a portion of the financing requirements for the cash portion of the merger. For additional information relating to the proposed merger please see our Form 8-K filed on December 7, 2010, Note 3, Note 9 and Liquidity and Capital Resources. Further information concerning the proposed merger was included in a joint proxy statement / prospectus contained in our amended registration statement on Form S-4/A that was filed with the SEC on April 28, 2011.

Regulatory Strategy

We continue to pursue a regulatory strategy that focuses on creating value for our various stakeholders, by maintaining a reasonable rate of return for our investors and investing in the reliability and safety of our energy infrastructure. For additional information on our regulatory strategy, see caption “Utility Regulation and Rate Design” under Item 1 “Business” of our 2010 Form 10-K.

In February 2011, Virginia Natural Gas filed a rate case proceeding with the Virginia Commission, requesting a net increase in base rates of $25 million. If approved, the revised rate design would reflect the first increase in customer base rates since 1996. The rate adjustment is designed to recover the cost of investments in our pipeline infrastructure over the past ten years, including the Hampton Roads pipeline project, which was completed in January 2010. The rate application seeks a return on equity of 10.95%, and an authorization of equity to total capitalization ratio of 51%. Rates are expected to be effective by October 1, 2011, subject to refund.

Under the proposed rate design, the typical residential customer’s bill would reflect an increase of $6.27 per month, or approximately nine percent. In consideration of current depressed economic conditions, we proposed a three year phase-in approach that would adjust monthly customer charges by $3.11 during the first year, with incremental increases of less than $2.00 per month in each of the second and third years. The Virginia Commission has scheduled a formal hearing in October 2011 and a final commission order is expected in the first half of 2012.

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

Distribution Operations

	Six months ended June 30,
In millions	2011	2010
Pipeline replacement program	$35	$32
Integrated System Reinforcement Program	43	4
Integrated Customer Growth Program	2	1
Enhanced infrastructure program	3	26
Total	$83	$63

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

In January 2010, the Georgia Commission also approved the Integrated Customer Growth Program (i-CGP) under STRIDE which authorized Atlanta Gas Light to extend Atlanta Gas Light’s pipeline facilities to serve customers who are currently without pipeline access and create new economic development opportunities in Georgia.

Elizabethtown Gas In 2009, the New Jersey BPU approved an accelerated enhanced infrastructure program, which was created in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. A regulatory cost recovery mechanism has been established whereby estimated rates go into effect at the beginning of each year. At the end of the program the regulatory cost recovery mechanism will be trued-up and any remaining costs not previously collected will be included in base rates. In May 2011, the New Jersey BPU approved Elizabethtown Gas’ request to spend an additional $40 million under this program before the end of 2012.
Glossary of Key Terms

Energy Investments

Golden Triangle Storage Our Golden Triangle Storage project consists of a salt-dome storage facility in the Gulf Coast region of the U.S. designed for 13 Bcf of working natural gas capacity and total cavern capacity of 19 Bcf. The first cavern with 6 Bcf of working capacity was completed and began commercial service in September 2010. Golden Triangle Storage expects the second cavern will now consist of approximately 7 Bcf of working capacity and is expected to be placed into commercial service in 2012. Our estimate to complete both caverns, based on current prices for labor, materials and pad gas, is approximately $325 million. We spent approximately $6 million in capital expenditures for this project for the six months ended June 30, 2011 and $71 million for the same period last year.

At June 30, 2011, of the approximate 6 Bcf of working natural gas capacity available for subscription, Golden Triangle Storage had 2 Bcf of capacity subscribed with a third party and 2 Bcf under contract with Sequent. In July 2011, Golden Triangle Storage completed an agreement with a third party for the remaining 2 Bcf of working natural gas capacity. Accordingly, cavern one at Golden Triangle Storage has no remaining capacity available for subscription until March 2013.

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

Energy Marketing Activities

Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal for June 2011 and June 2010. Sequent’s expected operating revenues are net of the estimated impact of profit sharing and reflect the amounts that are realizable in future periods based on its expected inventory withdrawal schedule and forward natural gas prices at June 30, 2011 and 2010. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of substantially fixed operating revenues, timing notwithstanding.

	Withdrawal schedule
	(in Bcf)		Expected
	Salt dome (WACOG $4.12)	Reservoir (WACOG $4.18)	operating revenues (in millions)
2011
Third quarter	0	9	$2
Fourth quarter	3	10	4
2012
First quarter	1	6	5
Total at June 30, 2011	4	25	$11
Total at June 30, 2010	3	29	$25

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
Glossary of Key Terms

Results of Operations

We evaluate segment performance using the measures of operating margin and EBIT, which include the effects of corporate expense allocations. Operating margin is a non-GAAP measure that is calculated as operating revenues minus cost of gas, which excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes and the gain or loss on the sale of our assets. These items are included in our calculation of operating income as reflected in our Condensed Consolidated Statements of Income. EBIT is also a non-GAAP measure that includes operating income, other income and expenses. Items that we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated level.

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

You should not consider operating margin or EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income, or net income attributable to AGL Resources Inc. as determined in accordance with GAAP. In addition, our operating margin or EBIT measures may not be comparable to similarly titled measures from other companies. The following table sets forth a reconciliation of our operating margin to operating income and EBIT to our earnings before income taxes and net income, together with other consolidated financial information for the periods presented.

	Three months ended June 30,			Six months ended June 30,
In millions	2011	2010	Change	2011	2010	Change
Operating revenues	$375	$359	$16	$1,253	$1,362	$(109)
Cost of gas	134	141	(7)	589	712	(123)
Operating margin (1)	241	218	23	664	650	14
Operating expenses	181	170	11	366	349	17
Operating income	60	48	12	298	301	(3)
Other income	2	0	2	3	2	1
EBIT (1)	62	48	14	301	303	(2)
Interest expense, net	32	26	6	61	54	7
Earnings before income taxes	30	22	8	240	249	(9)
Income tax expense	11	8	3	87	90	(3)
Net income	19	14	5	153	159	(6)
Net income attributable to the noncontrolling interest	1	0	1	11	11	0
Net income attributable to AGL Resources Inc.	$18	$14	$4	$142	$148	$(6)
 (1) These are non-GAAP measurements.

For the second quarter of 2011, net income attributable to AGL Resources Inc. increased by $4 million or 29% compared to the same period last year. The increase was primarily the result of higher operating margins at wholesale services and distribution operations. This increase was partially offset by lower operating margins at energy investments and retail energy operations and increased income taxes as a result of higher earnings. Additionally, during the three months ended June 30, 2011, we recorded approximately $13 million ($8 million net of tax) of transaction expenses associated with the proposed merger with Nicor. These costs are expensed as incurred. The variances for each operating segment are contained within the second quarter 2011 compared to second quarter 2010 discussion on the following pages.

For the six months ended June 30, 2011, net income attributable to AGL Resources Inc. decreased by $6 million or 4% compared to the same period last year. The decrease was primarily the result of reduced operating margins at retail energy operations and energy investments, as well as higher operating expenses primarily at distribution operations. This decrease was partially offset by higher operating margins at distribution operations and wholesale services and decreased income taxes as a result of lower year to date earnings. Additionally, during the six months ended June 30, 2011, we recorded approximately $18 million ($11 million net of tax) of transaction expenses associated with the proposed merger with Nicor. These costs are expensed as incurred. The variances for each operating segment are contained within the year-to-date 2011 compared to year-to-date 2010 discussion on the following pages.

Our income tax expense increased by $3 million or 38% for the second quarter of 2011 compared to the second quarter of 2010. This was primarily due to higher consolidated earnings. Our income tax expense decreased by $3 million or 3% for the six months ending June 30, 2011 compared to the same period of 2010. Our income tax expense is determined from earnings before income taxes less net income attributable to the noncontrolling interest.

Glossary of Key Terms

Selected weather, customer and volume metrics, which we consider to be some of the key performance indicators for our operating segments, for the three and six months ended June 30, 2011 and 2010, are presented in the following tables. We measure the effects of weather on our business through Heating Degree Days. Generally, increased Heating Degree Days result in greater demand for gas on our distribution systems. However, extended and unusually mild weather during the Heating Season can have a significant negative impact on demand for natural gas. Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels.

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
Glossary of Key Terms

Weather
Heating degree days (1)
	Three months ended June 30,			2011 vs. normal colder	2011 vs. 2010 colder	Six months ended June 30,			2011 vs. normal colder	2011 vs. 2010 colder
	Normal	2011	2010	(warmer)	(warmer)	Normal	2011	2010	(warmer)	(warmer)
Georgia	142	130	70	(8)%	86%	1,640	1,600	2,022	(2)%	(21)%
New Jersey	472	379	325	(20)%	17%	3,000	2,928	2,722	(2)%	8%
Virginia	260	183	192	(30)%	(5)%	2,089	2,091	2,221	0%	(6)%
Florida	14	3	1	(79)%	200%	377	244	743	(35)%	(67)%
Tennessee	173	173	94	0%	84%	1,864	1,846	2,210	(1)%	(16)%
Maryland	479	366	375	(24)%	(2)%	3,000	2,996	2,852	0%	5%
Ohio	432	394	294	(9)%	34%	3,031	3,010	3,125	(1)%	(4)%
(1)	Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents ten-year averages from 2002 through June 30, 2011.

Customers	Three months ended June 30,			Six months ended June 30,
	2011	2010	% change	2011	2010	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,552	1,560	(0.5)%	1,561	1,564	(0.2)%
Elizabethtown Gas	276	274	0.7%	276	275	0.4%
Virginia Natural Gas	278	275	1.1%	279	276	1.1%
Florida City Gas	104	104	0.0%	104	104	0.0%
Chattanooga Gas	62	62	0.0%	62	62	0.0%
Elkton Gas	6	6	0.0%	6	6	0.0%
Total	2,278	2,281	(0.1)%	2,288	2,287	0.0%

Retail Energy Operations
Average customers (in thousands)
Georgia	492	503	(2)%	495	505	(2)%
Ohio and Florida (2)	95	71	34%	84	88	(5)%
Total	587	574	2%	579	593	(2)%
Market share in Georgia	32%	33%	(3)%	32%	33%	(3)%
(2)	A portion of the Ohio customers represents customer equivalents, which are computed by the actual delivered volumes divided by the expected average customer usage.

Volumes In billion cubic feet (Bcf)	Three months ended June 30,			Six months ended June 30,
	2011	2010	% change	2011	2010	% change
Distribution Operations
Firm	26	26	0%	128	148	(14)%
Interruptible	26	22	18%	53	49	8%
Total	52	48	8%	181	197	(8)%

Retail Energy Operations
Georgia firm	4	4	0%	22	28	(21)%
Ohio and Florida	1	1	0%	5	7	(29)%

Wholesale Services
Daily physical sales (Bcf/day)	4.7	3.9	21%	5.2	4.4	18%

	As of June 30,
	2011	2010	% change
Energy Investments
Working natural gas capacity	13.5	7.5	80%
% of capacity under subscription (3)	74%	92%	(20)%

(3)	The percentage of capacity under subscription includes the 4 Bcf of capacity under contract with Sequent at June 30, 2011 and 2 Bcf of capacity under contract with Sequent at June 30, 2010.

Glossary of Key Terms

Second quarter 2011 compared to second quarter 2010

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended June 30, 2011 and 2010.

	2011			2010
In millions	Operating margin (1)	Operating expenses	EBIT (1)	Operating margin (1)	Operating expenses	EBIT (1)
Distribution operations	$208	$133	$76	$198	$130	$69
Retail energy operations	17	16	1	18	17	1
Wholesale services	8	13	(5)	(9)	11	(20)
Energy investments	8	7	1	12	11	0
Corporate (2)	0	12	(11)	(1)	1	(2)
Consolidated	$241	$181	$62	$218	$170	$48
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)
The increase in operating expenses of $11 million is primarily due to transaction expenses associated with the proposed merger with Nicor. For more information see Note 3. Additionally, includes intercompany eliminations.

Distribution operations’ EBIT increased by $7 million or 10% compared to last year as shown in the following table.

In millions
EBIT for second quarter of 2010		$69

Operating margin
Increased revenues from new rates and regulatory infrastructure program revenues at Atlanta Gas Light	$8
Increased revenues from customer growth, higher usage and enhanced infrastructure program revenues at Elizabethtown Gas	2
Increase in operating margin		10

Operating expenses
Increased compensation expenses	$2
Increased pension expense	1
Increased depreciation expense	1
Decreased bad debt and other expenses	(1)
Increase in operating expenses		3
EBIT for second quarter of 2011		$76

Retail energy operations’ EBIT was flat compared to last year as shown in the following table.

In millions
EBIT for second quarter of 2010		$1

Operating margin
Increased average customer usage due to weather	$1
Decrease related to retail pricing plan mix and optimization of storage and transportation	(1)
Other	(1)
Decrease in operating margin		(1)

Operating expenses
Decreased bad debt and other expenses	$(1)
Decrease in operating expenses		(1)
EBIT for second quarter of 2011		$1

Wholesale services’ EBIT increased by $15 million or 75% compared to last year as shown in the following table.

In millions
EBIT for second quarter of 2010		$(20)

Operating margin
Change in commercial activity	$1
Change in transportation hedge movements from the narrowing of transportation basis spreads in 2011 as compared to the widening of transportation basis spreads in 2010	10
Change in storage hedge movements as a result of changing NYMEX natural gas prices	6
Increase in operating margin		17

Operating expenses
Increased incentive compensation, payroll and other employee related costs	$2
Increase in operating expenses		2
EBIT for second quarter of 2011		$(5)
Glossary of Key Terms

The following table indicates the components of wholesale services’ operating margin for the three months ended June 30, 2011 and 2010.

In millions	2011	2010
Gain (loss) on transportation hedges	$4	$(6)
Gain (loss) on storage hedges	4	(2)
Commercial activity recognized	-	(1)
Operating margin	$8	$(9)

Energy investments’ EBIT increased by $1 million compared to last year as shown in the following table.

In millions
EBIT for second quarter of 2010		$0

Operating margin
Decreased operating revenues due to sale of AGL Networks, LLC	$(5)
Increased revenues at Golden Triangle Storage as a result of the start of commercial service in September 2010	1
Decrease in operating margin		(4)

Operating expenses
Decreased operating expenses due to sale of AGL Networks, LLC	$(6)
Increase in operating and depreciation expenses at Golden Triangle Storage as a result of the start of commercial service in September 2010	2
Decrease in operating expenses		(4)
Increase in other income		1
EBIT for second quarter of 2011		$1

Year-to-date 2011 compared to Year-to-date 2010

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the six months ended June 30, 2011 and 2010.

	2011			2010
In millions	Operating margin (1)	Operating expenses	EBIT (1)	Operating margin (1)	Operating expenses	EBIT (1)
Distribution operations	$483	$268	$217	$462	$260	$205
Retail energy operations	106	37	69	114	39	75
Wholesale services	58	30	28	50	27	23
Energy investments	17	15	2	24	20	3
Corporate (2)	0	16	(15)	0	3	(3)
Consolidated	$664	$366	$301	$650	$349	$303
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)
The increase in operating expenses of $13 million is primarily due to transaction expenses associated with the proposed merger with Nicor. For more information see Note 3. Additionally, includes intercompany eliminations.

Distribution operations’ EBIT increased by $12 million or 6% compared to last year as shown in the following table.

In millions
EBIT for six months of 2010		$205

Operating margin
Increased revenues from new rates and regulatory infrastructure program revenues at Atlanta Gas Light	$17
Increased revenues from customer growth, higher usage and enhanced infrastructure program revenues at Elizabethtown Gas	5
Decreased revenues from lower usage at Florida City Gas due to warmer weather in the first quarter of 2011	(1)
Increase in operating margin		21

Operating expenses
Increased compensation expenses	$5
Increased pension expense	2
Increased depreciation expense	3
Decreased bad debt and other expenses	(2)
Increase in operating expenses		8
Decrease in other income		(1)
EBIT for six months of 2011		$217

Glossary of Key Terms

Retail energy operations’ EBIT decreased by $6 million or 8% compared to last year as shown in the following table.

In millions
EBIT for six months of 2010		$75

Operating margin
Decreased average customer usage due to warmer weather mainly in the first quarter of 2011	$(3)
Decrease related to retail pricing plan mix and optimization of storage and transportation	(3)
Other	(2)
Decrease in operating margin		(8)

Operating expenses
Decreased bad debt and other expenses	$(2)
Decrease in operating expenses		(2)
EBIT for six months of 2011		$69

Wholesale services’ EBIT increased by $5 million or 22% compared to last year as shown in the following table.

In millions
EBIT for six months of 2010		$23

Operating margin
Change in commercial activity	$17
Change in LOCOM adjustment	2
Change in storage hedge gains as a result of changing NYMEX natural gas prices	(12)
Change in transportation hedge gains due to narrowing of transportation basis spreads	1
Increase in operating margin		8

Operating expenses
Increased incentive compensation costs slightly offset by lower operating expenses	$3
Increase in operating expenses		3
EBIT for six months of 2011		$28

The following table indicates the components of wholesale services’ operating margin for the six months ended June 30, 2011 and 2010.

In millions	2011	2010
Commercial activity recognized	$52	$35
Gain on transportation hedges	4	3
Gain on storage hedges	2	14
Inventory LOCOM adjustment, net of estimated current period recoveries	0	(2)
Operating margin	$58	$50

Energy investments’ EBIT decreased by $1 million compared to last year as shown in the following table.

In millions
EBIT for six months of 2010		$3

Operating margin
Decreased operating revenues due to sale of AGL Networks, LLC	$(11)
Increased revenues at Golden Triangle Storage as a result of the start of commercial service in September 2010	4
Decrease in operating margin		(7)

Operating expenses
Decreased operating expenses due to sale of AGL Networks, LLC	$(9)
Increase in operating and depreciation expenses at Golden Triangle Storage as a result of the start of commercial service in September 2010	4
Decrease in operating expenses		(5)
Decrease in other expense		(1)
EBIT for six months of 2011		$2

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
Glossary of Key Terms

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

Our capital market strategy has continued to focus on maintaining a strong Consolidated Statement of Financial Position, ensuring ample cash resources and daily liquidity, accessing capital markets at favorable times as necessary, managing critical business risks and maintaining a balanced capital structure through the appropriate combination of equity or long-term debt securities.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies, the proposed merger with Nicor and other factors. See Item 1A, “Risk Factors,” of our 2010 Form 10-K, for additional information on items that could impact our liquidity and capital resource requirements.

Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable-rate debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of June 30, 2011, our variable-rate debt was 24% of our total debt, compared to 19% as of June 30, 2010.

Proposed Merger Financing On the date of the merger, each outstanding share of Nicor common stock, other than shares to be cancelled and Dissenting Shares, as defined in the Merger Agreement, will be converted into the right to receive consideration of (i) 0.8382 of a share of our common stock and (ii) $21.20 in cash. The value of the consideration to be paid to Nicor shareholders is equal to $2.6 billion based upon the closing price of our common stock on the New York Stock Exchange on July 29, 2011 and the amount of Nicor shares outstanding as of March 31, 2011; however, this amount will fluctuate with changes in the price of our common stock. A 10% change in the market price of our common stock would increase or decrease the total consideration by approximately $158 million, which would be reflected as an increase in or decrease to the purchase price to be paid to the shareholders of Nicor. We anticipate incurring indebtedness in connection with financing the cash portion of the purchase price equal to approximately $980 million, and for transaction fees and expenses. At the closing of the proposed Nicor merger, we will also assume all of Nicor’s outstanding debt, which was approximately $650 million at March 31, 2011.

In December 2010, we entered into a 364-day Bridge Facility to provide temporary financing in the event that permanent financing cannot be completed prior to date of the proposed merger. The Bridge Facility allowed us to borrow up to $1.05 billion, with proceeds to be used to fund the cash portion of our proposed merger and pay related fees and expenses. Following our issuance of the March 2011 senior notes, the principal amount of the Bridge Facility was reduced from $1.05 billion to approximately $852 million.

We have secured, and are in the process of securing the permanent debt financing for the cash portion of the purchase price. This includes approximately $200 million from our $500 million in senior notes that were issued in March 2011. Additionally, we are finalizing documentation with various institutional investors in the private placement market for  $275 million in senior unsecured notes. When issued, we expect the senior unsecured notes to include $120 million of Series A senior notes due 2016, and $155 million of Series B senior notes due 2018. We anticipate the notes will be issued in conjunction with the closing of the Nicor merger, but in any event on or prior to December 31, 2011, subject to the satisfaction of customary closing conditions. The Bridge Facility will be further reduced by the net proceeds of this issuance of senior unsecured notes.

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
Glossary of Key Terms

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

Factors we consider important in assessing our credit ratings include our Statements of Financial Position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of June 30, 2011, and reflects no change from December 31, 2010.

	S&P	Moody’s	Fitch
Corporate rating	A-		A-
Commercial paper	A-2	P-2	F2
Senior unsecured	BBB+	Baa1	A-
Ratings outlook	Negative	Stable	Stable

In December 2010, subsequent to the announcement of our proposed merger with Nicor, S&P placed our long-term debt ratings and our corporate credit ratings on credit watch with negative implications. The primary reason for this change is the increased leverage we will assume to complete the proposed merger and the uncertainties that exist with the proposed merger.

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

Default provisions As of June 30, 2011, December 31, 2010 and June 30, 2010, we were in compliance with all of our debt provisions and covenants, both financial and non-financial. Additionally, our Bridge Facility contains the same financial covenant and similar non-financial covenants and default provisions as contained in our Credit Facility; however, most of these are not in effect until we draw under the facility.

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

	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2010
Short-term debt	4%	23%	17%
Long-term debt	51	37	38
Total debt	55	60	55
Equity	45	40	45
Total capitalization	100%	100%	100%

Cash Flows

The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Six months ended June 30,
In millions	2011	2010
Net cash provided by (used in):
Operating activities	$660	$715
Investing activities	(196)	(251)
Financing activities	(467)	(474)
Net decrease in cash and cash equivalents	$(3)	$(10)

Cash Flow from Operating Activities In the first six months of 2011, our net cash flow provided from operating activities was $660 million, a decrease of $55 million or 8% from the same period in 2010. This decrease was primarily a result of fluctuations associated with working capital variances in the ordinary course of business, driven by an increased use of $59 million in cash from our net energy marketing receivables and payables due to increased purchases of natural gas and a $17 million decrease in cash received from our inventories primarily driven by lower weighted average cost of gas inventory sold in 2011 compared to 2010. Additionally, we had a $44 million decrease in operating cash flow from loaned gas activities associated with park and loan gas transactions in part due to fewer opportunities resulting from a weakening of storage price differentials. Offsetting these decreases was an increase in cash of $25 million from deferred natural gas costs as a result of fluctuations in natural gas prices as well as an increase in cash of $29 million in trade payables primarily due to decreased capital spending.
Glossary of Key Terms

Cash Flow from Investing Activities Our investing activities consisted of PP&E expenditures of $196 million for the six months ended June 30, 2011 compared to $249 million for the same period in 2010. The decrease of $53 million or 21% in PP&E expenditures was primarily due to a $65 million decrease in expenditures for the construction of the Golden Triangle Storage natural gas storage facility due to the completion of base infrastructure spending and completion of the first cavern, a $23 million decrease in expenditures for utility infrastructure enhancements at Elizabethtown Gas due to the initial program ending and an $8 million reduction in expenditures for AGL Networks projects which was sold in July 2010. This was offset by increased expenditures of $39 million for STRIDE.

Cash Flow from Financing Activities

Short-term debt Our short-term debt during the six months was composed of borrowings and payments under our Credit Facility and commercial paper program, Term Loan Facility, the current portion of our capital leases and our senior notes maturing in less than one year.

In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Largest balance outstanding (2)
Commercial paper	$142	$318	$835
Current portion of long-term debt	10	24	300
Capital leases	2	2	2
Term loan facility	0	25	150
(1)	As of June 30, 2011.
(2)	For the six months ended June 30, 2011.

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

During the six months ended June 30, of 2011, our short-term debt balances were also impacted by our $300 million senior notes, which were current at December 31, 2010 and matured in January 2011. These senior notes were initially repaid with a $150 million funding under our Term Loan Facility and borrowings under our commercial paper program.

In February 2011, the Term Loan Facility was repaid through additional commercial paper borrowings at which time the Term Loan Facility expired. In March 2011, we completed a new $500 million senior note offering, using a portion of the proceeds to reduce outstanding commercial paper to $142 million at June 30, 2011, as compared to $732 million at December 31, 2010 and $393 million at June 30, 2010.

The timing of natural gas withdrawals is dependent on the weather and natural gas market conditions, both of which impact the price of natural gas. Increasing natural gas commodity prices can have a significant impact on our commercial paper borrowings. Based on current natural gas prices and our expected purchases during the upcoming injection season, we have sufficient liquidity to cover our working capital needs for the upcoming Heating Season.

The lenders under our Credit Facility and Bridge Facility are all major financial institutions with approximately $2.1 billion of committed balances and all have investment grade credit ratings as of June 30, 2011. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal. As of June 30, 2011 and 2010, we had no outstanding borrowings on our Credit Facility or Bridge Facility.

Long-term debt Our long-term debt matures more than one year from the date of our Statements of Financial Position and consists of medium-term notes, senior notes and gas facility revenue bonds.

In March 2011, we completed a public offering of $500 million 30 year senior notes with an interest rate of 5.9%. A portion of the net proceeds of this offering was used to pay down the commercial paper borrowings that were used to repay the $300 million of senior notes that matured in January 2011. Additionally, as previously discussed the remaining proceeds are expected to be used to pay a portion of the cash consideration and expenses incurred in connection with the proposed merger with Nicor, if completed, or for other general corporate purposes.
Glossary of Key Terms

Noncontrolling Interest We recorded a cash distribution for SouthStar’s dividends paid to Piedmont of $16 million for the six months ended June 30, 2011 and $27 million for the six months ended June 30, 2010. The primary reason for the reduction in the distribution to Piedmont is due to our increased ownership percentage in SouthStar in 2010, as the current year distribution was paid on 2010 earnings and the 2010 distribution was paid on the 2009 earnings.

Dividends on Common Stock Our common stock dividend payments were $68 million for the six months ended June 30, 2011 and $66 million for the six months ended June 30, 2010. The increase was generally the result of an annual dividend increase of $0.04 per share last year. For information about restrictions on our ability to pay dividends on our common stock, see Note 2.

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

Pension Contributions In the first six months of 2011 we contributed $44 million to our qualified pension plans and an additional $6 million in July 2011 for a total of $50 million during 2011. We plan to make additional contributions up to $6 million, for a total of up to $56 million during 2011. Based on the funding status of the plans as of December 31, 2010, we were required to make a minimum contribution to the plans of $30 million in 2011. In the six months ended June 30, 2010, we contributed $21 million to our pension plans and through July 2010, we contributed $26 million.

During the six months ended June 30, 2011, we recorded net periodic benefit costs of $10 million related to our defined pension and postretirement benefit plans compared to $8 million during the same period last year. We estimate that during the remainder of 2011, we will record net periodic pension and other postretirement benefit costs in the range of $9 million to $11 million, a $2 million increase compared to 2010. In determining our estimated expenses for 2011, our actuarial consultant assumed an 8.50% expected return on plan assets and a discount rate of 5.40% for the AGL Retirement Plan and 5.20% for the NUI Retirement Plan and for our postretirement plan.

Glossary of Key Terms

The following table illustrates our expected future contractual obligation payments such as debt and lease agreements, and commitments and contingencies as of June 30, 2011.

			2012 &	2014 &	2016 &
In millions	Total	2011	2013	2015	Thereafter
Recorded contractual obligations:

Long-term debt	$2,164	$0	$230	$200	$1,734
Regulatory infrastructure program costs (1)	258	27	231	0	0
Environmental remediation liabilities (1)	191	7	57	50	77
Short-term debt	154	143	11	0	0
Total	$2,767	$177	$529	$250	$1,811

Unrecorded contractual obligations and commitments (2) (7):

Pipeline charges, storage capacity and gas supply (3)	$1,845	$306	$747	$304	$488
Interest charges (4)	1,692	56	214	190	1,232
Operating leases (5)	107	12	41	21	33
Asset management agreements (6)	23	6	16	1	0
Standby letters of credit, performance / surety bonds	14	6	8	0	0
Total	$3,681	$386	$1,026	$516	$1,753
(1)	Includes charges recoverable through rate rider mechanisms. For more on our environmental remediation liabilities, see Note 9.
(2)	In accordance with GAAP, these items are not reflected in our Condensed Consolidated Statements of Financial Position.
(3)
Charges recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers, and includes demand charges associated with Sequent. Also includes SouthStar’s natural gas purchase commitments of 15 Bcf at floating gas prices calculated using forward natural gas prices as of June 30, 2011, and are valued at $68 million.

(4)
Floating rate debt is based on the interest rate as of June 30, 2011, and the maturity of the underlying debt instrument. As of June 30, 2011, we have $41 million of accrued interest on our Condensed Consolidated Statements of Financial Position that will be paid over the next 12 months.

(5)
We have certain operating leases with provisions for step rent or escalation payments and certain lease concessions. We account for these leases by recognizing the future minimum lease payments on a straight-line basis over the respective minimum lease terms, in accordance with authoritative guidance related to leases. However, this lease accounting treatment does not affect the future annual operating lease cash obligations as shown herein. Additionally, minimum payments have not been reduced by minimum sublease rentals of $14 million due in the future under noncancelable subleases.

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

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operation as filed on our 2010 Form 10-K.

Accounting Developments

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The guidance expands the qualitative and quantitative disclosures for Level 3 significant unobservable inputs, permits the use of premiums and discounts to value an instrument if it is standard practice and limits best use valuation to non-financial assets and liabilities. This guidance will be effective for us beginning January 1, 2012. We do not expect the guidance to have a material impact on our consolidated financial statements.

Glossary of Key Terms

In June 2011, the FASB issued authoritative guidance related to comprehensive income. The guidance eliminates the option to present other comprehensive income in the Statements of Equity, but instead allows companies to elect to present net income and other comprehensive income in one continuous statement (Statements of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or other comprehensive income and earnings per share will still be calculated based on net income. This guidance will be effective for us beginning January 1, 2012. This guidance will not have a material impact on our consolidated financial statements.

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

The following tables include the fair value and average values of our consolidated derivative financial instruments as of the dates indicated. We base the average values on monthly averages for the six months ended June 30, 2011 and 2010.

	Derivative financial instruments average values (1) at June 30,
In millions	2011	2010
Asset	$195	$228
Liability	41	91
(1)	Excludes cash collateral amounts.

	Derivative financial instruments fair values netted with cash collateral at
In millions	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2010
Asset	$152	$228	$209
Liability	29	48	75

The following tables illustrate the change in the net fair value of our derivative financial instruments during the periods presented, and provide details of the net fair value of contracts outstanding as of the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2011	2010	2011	2010
Net fair value of derivative financial instruments outstanding at beginning of period	$37	$73	$75	$121
Derivative financial instruments realized or otherwise settled during the period	(5)	(17)	(55)	(88)
Change in the net fair value of derivative financial instruments	14	21	26	44
Net fair value of derivative financial instruments outstanding at end of period	46	77	46	77
Netting of cash collateral	77	57	77	57
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$123	$134	$123	$134

The sources of net fair value of our derivative financial instruments at June 30, 2011, are as follows:

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through
2011	$(15)	$27
2012 – 2013	(23)	52
2014 – 2016	2	3
Total derivative financial instruments (3)	$(36)	$82
(1)	Valued using NYMEX futures prices and other quoted sources.
(2)
Values primarily related to basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(3)	Excludes cash collateral amounts.

Glossary of Key Terms

Natural Gas Price Risk

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

Management actively monitors open natural gas positions and the resulting VaR. We continue to maintain a relatively matched book, where our total buy volume is close to sell volume with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, our portfolio of positions for the periods presented had the following VaRs.

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2011	2010	2011	2010
Period end	$1.5	$1.9	$1.5	$1.9
Average	1.3	1.3	1.3	1.4
High	1.9	2.4	1.9	3.0
Low	0.9	0.8	0.9	0.7

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $552 million of variable-rate debt outstanding at June 30, 2011, a 100 basis point change in average market interest rates would have resulted in an increase in pretax interest expense of $6 million on an annualized basis.

We have $300 million of 6.4% senior notes due in July 2016. In May 2011, we entered into interest rate swaps related to these senior notes to effectively convert $250 million from a fixed rate to a variable rate obligation. The interest rate resets quarterly based on LIBOR plus 3.9%. This helps us achieve our desired mix of variable to fixed rate debt (i.e. variable debt target of 20% to 45% of total debt). For additional information, see Note 5.

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

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of June 30, 2011, Sequent’s top 20 counterparties represented approximately 56% of the total counterparty exposure of $383 million. Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of A- at June 30, 2011 and June 30, 2010, and BBB+ at December 31, 2010. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. To arrive at the weighted-average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent.
Glossary of Key Terms

The following table shows Sequent’s third-party natural gas contracts receivable and payable positions as of the periods presented.

	Gross receivables			Gross payables
	Jun. 30,	Dec. 31,	Jun. 30,	Jun. 30,	Dec. 31,	Jun. 30,
In millions	2011	2010	2010	2011	2010	2010
Netting agreements in place:
Counterparty is investment grade	$388	$515	$399	$293	$341	$301
Counterparty is non-investment grade	8	11	11	29	40	29
Counterparty has no external rating	212	260	108	357	363	264
No netting agreements in place:
Counterparty is investment grade	6	2	2	2	0	3
Counterparty has no external rating	0	0	0	0	0	2
Amount recorded on statements of financial position	$614	$788	$520	$681	$744	$599

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be negatively impacted. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $23 million at June 30, 2011, which would not have a material impact to our condensed consolidated results of operations, cash flows or financial condition.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our 2010 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2011, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2010 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The following risk factors have changed since filing our 2010 Form 10-K.
Glossary of Key Terms

Risks Related to Our Proposed Merger with Nicor

The merger may not be completed, which could adversely affect our business operations and stock price.

We have not yet obtained the approval of the Illinois Commerce Commission required to complete the merger. The Illinois Commerce Commission could still seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger. If this approval is not received, or it is not received on terms that satisfy the conditions set forth in the Merger Agreement, then we will not be obligated to complete the merger.

In addition, the Merger Agreement contains other customary closing conditions which may not be satisfied or waived. If we are unable to complete the merger, we would be subject to a number of risks, including, but not limited to, the following:

•	we would not realize the anticipated benefits of the merger, including, among other things, increased operating efficiencies
•	the attention of our management may have been diverted to the merger rather than to our operations and the pursuit of other opportunities that could have been beneficial to us
•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company
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

To complete the merger, we and Nicor still need to obtain approval from the Illinois Commerce Commission. While we believe that we will receive the required statutory approval, there can be no assurance as to the receipt or timing of receipt of the approval. If approval is received, the Illinois Commerce Commission may impose terms (i) that do not satisfy the conditions set forth in the Merger Agreement, which could permit us or Nicor to terminate the Merger Agreement or (ii) that could reasonably be expected to have a detrimental impact on the combined company following completion of the merger. A substantial delay in obtaining the required approval or the imposition of unfavorable terms, conditions or restrictions contained in such approval could prevent the completion of the merger or have an adverse effect on the anticipated benefits of the merger, thereby impacting the business, financial condition or results of operations of the combined company.

The Department of Justice and the Federal Trade Commission have granted us early termination of the waiting period under the Hart-Scott-Rodino Act, the SEC has declared effective our registration statement on Form S-4, we have received approval from the California Public Utilities Commission to transfer ownership of Central Valley Gas Storage from Nicor to us and we and Nicor held special shareholder meetings where the shareholders of both companies approved the merger. Additionally, the parties involved in the shareholder litigation related to the merger have entered into an agreement to resolve all of the pending lawsuits, subject to court approval.

Even though the statutory antitrust law waiting period has expired, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest.

The merger may be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.

We provided a voluntary notice of the merger to the New Jersey BPU and the Maryland Public Service Commission (Maryland Commission), which included a description of the transaction, described the benefits of the transaction and explained why we do not believe that the approval of the New Jersey BPU or Maryland Commission is required to complete the merger. In May 2011, the Maryland Commission issued a letter stating that it had reviewed the notification of proposed merger filed by the Company and after considering the matter, noted the transaction.. It is possible that the New Jersey BPU will open proceedings to determine whether they have jurisdiction over the merger. In the event that they are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.
Glossary of Key Terms

Our indebtedness following the merger will be higher than our existing indebtedness, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and may cause us to issue additional equity in the future, which would increase the dilution of our shareholders or reduce earnings.

In connection with the merger, we will assume Nicor’s outstanding debt and incur additional debt to pay the merger consideration and transaction expenses. Our total indebtedness as of December 31, 2010 was approximately $2.7 billion. Our pro forma total indebtedness as of December 31, 2010, after giving effect to the merger, would have been approximately $4.7 billion (including approximately $0.3 billion of currently payable long-term debt, approximately $1.2 billion of short-term borrowings and approximately $3.2 billion of long-term debt and other long-term obligations).

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

Several class action lawsuits have been brought by purported Nicor shareholders challenging Nicor’s proposed merger with us. The complaints allege that we aided and abetted alleged breaches of fiduciary duty by Nicor’s Board of Directors. The shareholder actions seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from completing the proposed merger and, in certain circumstances, damages. No assurances can be given as to the outcome of these lawsuits, including the costs associated with defending these lawsuits or any other liabilities or costs the parties may incur in connection with the litigation or settlement of these lawsuits. Furthermore, one of the conditions to closing the merger is that there are no injunctions issued by any court preventing the completion of the transactions. No assurance can be given that these lawsuits will not result in such an injunction being issued which could prevent or delay the closing of the merger.
Glossary of Key Terms

In March 2011, the parties entered into an agreement to resolve all of the shareholder lawsuits, subject to court approval, based on Nicor providing certain supplemental disclosures to our joint proxy statement filed on April 28, 2011. The parties expect to submit the agreement to the court for approval.

There have been no other significant changes to our risk factors included in Item 1A of our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of our common stock by us or any affiliated purchasers during the three months ended June 30, 2011.

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

(1) Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Condensed Consolidated Statements of Financial Position at June 30, 2011, December 31, 2010 and June 30, 2010; (iii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2011 and 2010; (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010; (vi) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (vii) Notes to Condensed Consolidated Financial Statements.

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

AGL RESOURCES INC.
(Registrant)

Date: August 3, 2011	By:	/s/ Andrew W. Evans
Executive Vice President and Chief Financial Officer

Glossary of Key Terms