Form 10-Q
period 2011-09-30
AGL RESOURCES INC
filed 2011-11-02
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 26, 2011
Common Stock, $5.00 Par Value	78,553,859

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2011

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

S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SouthStar	SouthStar Energy Services LLC
STRIDE	Atlanta Gas Light’s Strategic Infrastructure Development and Enhancement program
Term Loan Facility	$300 million credit agreement entered into by AGL Capital Corporation of which $150 million was drawn in January 2011 and subsequently repaid and the agreement terminated on February 14, 2011
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission, the state regulatory agency for Virginia Natural Gas
WACOG	Weighted-average cost of gas

Glossary of Key Terms

PART 1 – Financial Information
Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

		As of
In millions	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2010
Current assets
Cash and cash equivalents	$165	$24	$14
Receivables
Energy marketing receivables (Note 2)	512	788	453
Gas, unbilled and other receivables	144	390	126
Less: allowance for uncollectible accounts	17	16	19
Total receivables	639	1,162	560
Inventories, net (Note 2)	635	639	668
Derivative financial instruments – current portion (Note 2, Note 4 and Note 5)	148	182	212
Recoverable Regulatory Infrastructure Program costs – current portion (Note 2)	62	48	43
Recoverable environmental remediation costs – current portion (Note 2 and Note 9)	7	7	7
Other current assets	145	104	124
Total current assets	1,801	2,166	1,628
Long-term assets and other deferred debits
Property, plant and equipment	6,521	6,266	6,139
Less: accumulated depreciation	1,886	1,861	1,846
Property, plant and equipment-net	4,635	4,405	4,293
Goodwill	418	418	418
Recoverable Regulatory Infrastructure Program costs (Note 2)	269	244	244
Recoverable environmental remediation costs (Note 2)	213	164	154
Derivative financial instruments (Note 2, Note 4 and Note 5)	38	46	57
Other	85	77	82
Total long-term assets and other deferred debits	5,658	5,354	5,248
Total assets	$7,459	$7,520	$6,876
Current liabilities
Energy marketing trade payable (Note 2)	$586	$744	$516
Accounts payable – trade	124	178	126
Accrued Regulatory Infrastructure Program costs – current portion (Note 2)	119	62	65
Accrued expenses	87	139	101
Derivative financial instruments – current portion (Note 2, Note 4 and Note 5)	45	44	80
Accrued environmental remediation liabilities – current portion (Note 2 and Note 9)	23	14	21
Current portion of long-term debt (Note 7)	15	300	300
Short-term debt (Note 4 and Note7)	2	733	675
Other current liabilities	139	218	180
Total current liabilities	1,140	2,432	2,064
Long-term liabilities and other deferred credits
Long-term debt (Note 4 and Note 7)	2,687	1,671	1,512
Accumulated deferred income taxes	895	768	727
Accumulated removal costs (Note 2)	254	182	187
Accrued environmental remediation liabilities (Note 2 and Note 9)	166	129	116
Accrued pension obligations (Note 6)	151	186	147
Accrued Regulatory Infrastructure Program costs (Note 2)	138	166	159
Accrued postretirement benefit costs (Note 6)	29	36	32
Derivative financial instruments (Note 2, Note 4 and Note 5)	14	4	10
Other long-term liabilities and other deferred credits	104	110	108
Total long-term liabilities and other deferred credits	4,438	3,252	2,998
Total liabilities and other deferred credits	5,578	5,684	5,062
Commitments and contingencies (Note 9)
Equity
AGL Resources Inc. common shareholders’ equity, $5 par value; 750,000,000 shares authorized	1,864	1,813	1,798
Noncontrolling interest (Note 8)	17	23	16
Total equity	1,881	1,836	1,814
Total liabilities and equity	$7,459	$7,520	$6,876

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2011	2010	2011	2010
Operating revenues	$295	$346	$1,548	$1,708
Operating expenses
Cost of gas	112	120	701	832
Operation and maintenance	105	114	363	358
Depreciation and amortization	43	40	126	119
Taxes other than income taxes	11	10	36	36
Total operating expenses	271	284	1,226	1,345
Operating income	24	62	322	363
Other income (expense)	1	(1)	4	1
Interest expense, net	(31)	(27)	(92)	(81)
(Loss) earnings before income taxes	(6)	34	234	283
Income tax (benefit) expense	(2)	13	85	103
Net (loss) income	(4)	21	149	180
Less net (loss) income attributable to the noncontrolling interest (Note 8)	(1)	(1)	10	10
Net (loss) income attributable to AGL Resources Inc.	$(3)	$22	$139	$170
Per common share data (Note 2)
Basic (loss) earnings per common share attributable to AGL Resources Inc. common shareholders	$(0.04)	$0.29	$1.79	$2.20
Diluted (loss) earnings per common share attributable to AGL Resources Inc. common shareholders	$(0.04)	$0.29	$1.78	$2.19
Cash dividends declared per common share	$0.45	$0.44	$1.35	$1.32
Weighted-average number of common shares outstanding (Note 2)
Basic	78.1	77.5	77.9	77.3
Diluted	78.1	77.9	78.4	77.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2009	77.5	$390	$679	$848	$(116)	$(21)	$39	$1,819
Net income	0.0	0	0	170	0	0	10	180
Other comprehensive loss	0.0	0	0	0	(16)	0	0	(16)
Dividends on common stock ($1.32 per share)	0.0	0	0	(102)	0	3	0	(99)
Purchase of additional 15% ownership interest in SouthStar	0.0	0	(51)	0	(1)	0	(6)	(58)
Distributions to noncontrolling interest (Note 8)	0.0	0	0	0	0	0	(27)	(27)
Purchase of treasury shares	(0.1)	0	0	0	0	(5)	0	(5)
Issuance of treasury shares	0.6	0	(8)	(3)	0	22	0	11
Stock-based compensation expense (net of tax)	0.0	0	8	0	0	1	0	9
Balance as of Sep. 30, 2010	78.0	$390	$628	$913	$(133)	$0	$16	$1,814

	AGL Resources Inc. Shareholders
	Common stock		Premium on common	Earnings	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	stock	reinvested	loss	shares	interest	Total
Balance as of Dec. 31, 2010	78.0	$391	$631	$943	$(150)	$(2)	$23	$1,836
Net income	0.0	0	0	139	0	0	10	149
Other comprehensive loss	0.0	0	0	0	(1)	0	0	(1)
Dividends on common stock ($1.35 per share)	0.0	0	3	(105)	0	0	0	(102)
Distributions to noncontrolling interest (Note 8)	0.0	0	0	0	0	0	(16)	(16)
Benefit, dividend reinvestment and stock purchase plans	0.7	3	10	0	0	(2)	0	11
Purchase of treasury shares	0.0	0	0	0	0	(2)	0	(2)
Stock-based compensation expense (net of tax)	0.0	0	6	0	0	0	0	6
Balance as of Sep. 30, 2011	78.7	$394	$650	$977	$(151)	$(6)	$17	$1,881

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2011	2010	2011	2010
Comprehensive income attributable to AGL Resources Inc. (net of tax)
Net (loss) income attributable to AGL Resources Inc.	$(3)	$22	$139	$170
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(1)	(6)	(2)	(23)
Reclassification of derivative financial instruments realized losses included in net income	1	1	1	7
Other comprehensive loss	0	(5)	(1)	(16)
Comprehensive (loss) income	$(3)	$17	$138	$154

Comprehensive income attributable to noncontrolling interest (net of tax)
Net (loss) income attributable to noncontrolling interest	$(1)	$(1)	$10	$10
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	0	0	0	(1)
Reclassification of derivative financial instruments realized losses included in net income	0	0	0	1
Other comprehensive income	0	0	0	0
Comprehensive (loss) income	$(1)	$(1)	$10	$10

Total comprehensive income, including portion attributable to noncontrolling interest (net of tax)
Net (loss) income	$(4)	$21	$149	$180
Cash flow hedges:
Derivative financial instruments unrealized losses arising during the period	(1)	(6)	(2)	(24)
Reclassification of derivative financial instruments realized losses included in net income	1	1	1	8
Other comprehensive loss	0	(5)	(1)	(16)
Comprehensive (loss) income	$(4)	$16	$148	$164

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
In millions	2011	2010
Cash flows from operating activities
Net income	$149	$180
Adjustments to reconcile net income to net cash flow provided by operating activities
Change in derivative financial instrument assets and liabilities	53	(1)
Depreciation and amortization	126	119
Deferred income taxes	105	50
Changes in certain assets and liabilities
Gas, unbilled and other receivables, net of allowance	247	241
Energy marketing receivables and energy marketing trade payables, net (Note 2)	118	154
Inventories	4	4
Deferred natural gas costs	3	(30)
Accrued expenses	(52)	(31)
Gas and trade payables	(54)	(63)
Other – net	(139)	(69)
Net cash flow provided by operating activities	560	554
Cash flows from investing activities
Payments to acquire property, plant and equipment	(292)	(370)
Proceeds from disposition of assets	0	73
Other	0	(4)
Net cash flow used in investing activities	(292)	(301)
Cash flows from financing activities
Issuance of senior notes	1,014	0
Benefit, dividend reinvestment and stock purchase plans	11	11
Purchase of additional 15% ownership interest in SouthStar	0	(58)
Payment of gas facility revenue bonds	0	(160)
Purchase of treasury shares	(2)	(5)
Distribution to noncontrolling interest (Note 8)	(16)	(27)
Dividends paid on common shares	(102)	(99)
Payment of senior notes	(300)	0
Net payments and borrowings of short-term debt	(732)	73
Net cash flow used in financing activities	(127)	(265)
Net increase (decrease) in cash and cash equivalents	141	(12)
Cash and cash equivalents at beginning of period	24	26
Cash and cash equivalents at end of period	$165	$14
Cash paid during the period for
Interest	$95	$87
Income taxes	$10	$54

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

On December 6, 2010, we entered into an Agreement and Plan of Merger (Merger Agreement) with Nicor, which we anticipate completing during the fourth quarter of 2011. See Note 3 for additional discussion of the proposed merger.

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

Due to the seasonal nature of our business, our results of operations for the three and nine months ended September 30, 2011 and 2010, and our financial condition as of December 31, 2010, and September 30, 2011 and 2010, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

Note 2 – Significant Accounting Policies and Methods of Application

Use of Accounting Estimates

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K. There were no significant changes to our accounting policies during the nine months ended September 30, 2011.

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience, where applicable, and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis and make adjustments in subsequent periods to reflect more current information if we determine that updated assumptions and estimates are warranted. Our estimates may involve complex situations requiring a high degree of judgment either in the application and interpretation of existing financial accounting literature or in the development of estimates that impact our financial statements. The most significant estimates include our Regulatory Infrastructure Program accruals, ERC liability accruals, allowance for uncollectible accounts, contingent liabilities, pension and postretirement obligations, derivative and hedging activities and provision for income taxes. Our actual results could differ from those estimates and such differences could be material.

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

As defined in the authoritative guidance related to fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observance of those inputs. See Note 4 for additional fair value disclosure.

Glossary of Key Terms

Energy Marketing Receivables and Payables

Our wholesale services segment provides services to retail and wholesale marketers and utility and industrial customers. These customers, also known as counterparties, utilize netting agreements, which enable wholesale services to net receivables and payables by counterparty. Wholesale services also nets across product lines and against cash collateral, provided the master netting and cash collateral agreements include such provisions. The amounts due from or owed to wholesale services’ counterparties are netted and recorded on our Condensed Consolidated Statements of Financial Position as energy marketing receivables and energy marketing trade payables.

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of September 30, 2011, December 31, 2010 and September 30, 2010, the collateral that wholesale services would have been required to post if our credit ratings had been downgraded to non-investment grade status would not have had a material impact to our consolidated results of operations, cash flows or financial condition. However, if such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be negatively impacted.

Inventories

For our distribution operations segment, we record natural gas stored underground at the WACOG. For SouthStar and Sequent we account for natural gas inventory at the lower of WACOG or market price. SouthStar and Sequent evaluate the weighted-average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other-than-temporary. For any declines considered to be other-than-temporary, we record adjustments to reduce the weighted-average cost of the natural gas inventory to market price. Sequent recorded LOCOM adjustments for the periods presented as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2011	2010	2011	2010
Sequent	$9	$4	$9	$8

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

As of September 30, 2011, there have been no new types of regulatory assets or liabilities from those discussed in Note 2 to our Consolidated Financial Statements and related notes in Item 8 of our 2010 Form 10-K.

Glossary of Key Terms

Our regulatory assets and liabilities and the associated assets and liabilities are summarized in the following table.

	Sep. 30,	Dec. 31,	Sep. 30,
In millions	2011	2010	2010
Regulatory assets
Recoverable Regulatory Infrastructure Program costs	$331	$292	$287
Recoverable ERC	220	171	161
Recoverable seasonal rates	9	11	10
Recoverable postretirement benefit costs	9	9	9
Other	44	42	53
Total regulatory assets	613	525	520
Associated assets
Derivative financial instruments	18	20	30
Total regulatory and associated assets	$631	$545	$550

Regulatory liabilities
Accumulated removal costs	$254	$182	$187
Derivative financial instruments	18	20	30
Regulatory tax liability	14	15	16
Unamortized investment tax credit	11	12	12
Deferred natural gas costs	26	23	9
Other	25	24	23
Total regulatory liabilities	348	276	277
Associated liabilities
Regulatory Infrastructure Program costs	257	228	224
ERC	178	132	125
Total associated liabilities	435	360	349
Total regulatory and associated liabilities	$783	$636	$626

The increase in ERC costs is discussed further in Note 9. The increase in Regulatory Infrastructure Program costs primarily relates to updated engineering estimates based on actual path and rights of way for pipeline added to the program in 2010.

Earnings (Loss) per Common Share

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

We derive our potentially dilutive common shares by calculating the number of shares issued under restricted stock or issuable under restricted stock units and stock options. The vesting of shares of the restricted stock and restricted stock units depends on the satisfaction of certain performance criteria. The future issuance of shares underlying the outstanding stock options depends upon whether the exercise prices of the stock options are less than the average market price of the common shares for the respective periods. We did not include approximately 0.6 million shares of potentially dilutive common shares in the calculation of diluted loss per share for the three months ended September 30, 2011, as their effect would be anti-dilutive. The following table shows the calculation of our diluted shares attributable to AGL Resources Inc. common shareholders for the periods presented, if performance units currently earned under our plans ultimately vest and stock options currently exercisable at prices below the average market prices are exercised:

	Three months ended September 30,		Nine months ended September 30,
In millions (except per share amounts)	2011	2010	2011	2010
Net (loss) income attributable to AGL Resources Inc.	$(3)	$22	$139	$170
Denominator:
Basic weighted-average number of shares outstanding	78.1	77.5	77.9	77.3
The effect of dilutive securities	0.0	0.4	0.5	0.4
Diluted weighted-average number of shares outstanding	78.1	77.9	78.4	77.7

Basic and diluted (loss) earnings per share
Basic	$(0.04)	$0.29	$1.79	$2.20
Diluted	$(0.04)	$0.29	$1.78	$2.19

Glossary of Key Terms

The following table contains the weighted-average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price.

	September 30,
In millions	2011 (2)	2010	Change (1)
Three months ended	0.0	0.8	(0.8)
Nine months ended	0.0	0.8	(0.8)
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

On April 18, 2011, we received antitrust clearance from the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act. On April 29, 2011, the SEC declared effective our registration statement on Form S-4 which registered our common stock to be issued to pay the equity portion of the purchase consideration. On June 14, 2011, we and Nicor received shareholder approval of the proposed merger at our respective shareholder meetings. Completion of the proposed merger is conditioned upon, among other things, regulatory approval by the Illinois Commerce Commission.

On January 18, 2011, we filed a joint application with Nicor to the Illinois Commerce Commission for approval of the proposed merger. The application did not request a rate increase, but included a commitment to maintain the number of full-time equivalent employees at Nicor’s natural gas utility for a period of three years. Additionally, we have committed to maintain personnel levels in specific areas of safety oversight of the Nicor Gas system for at least five years following merger completion. The Illinois Commerce Commission has eleven months to act upon the application, with their statutory deadline for action being December 16, 2011. On September 29, 2011, the Administrative Law Judge submitted a proposed order recommending approval of the merger and also recommended imposing the condition that Nicor Gas no longer be permitted to use its call center personnel to solicit its affiliates’ products. On October 13, 2011, briefs were filed to comment on the proposed order.

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

We and Nicor currently anticipate receiving the required authorizations, approvals and consents to complete the proposed merger during the fourth quarter of 2011. However, there can be no assurance as to the timing of these authorizations, approvals and consents or as to our ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to us and Nicor. The Merger Agreement with Nicor contains termination rights for both us and Nicor and provides that, if we terminate the agreement under specified circumstances, we may be required to pay a termination fee of $67 million.

During the three months ended September 30, 2011, we recorded approximately $8 million ($5 million net of tax) of transaction expenses associated with the proposed merger, while we recorded approximately $26 million ($16 million net of tax) of such expenses during the nine months ended September 30, 2011. These costs are expensed as incurred. For additional information concerning the proposed merger please see our Form 8-K filed with the SEC on December 7, 2010 and Form S-4/A filed with the SEC on April 28, 2011.

Glossary of Key Terms

Note 4 – Fair Value Measurements

The following table summarizes, by level within the fair value hierarchy, our derivative financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods presented.
	Recurring fair values Derivative financial instruments
	September 30, 2011		December 31, 2010		September 30, 2010
In millions	Assets	Liabilities	Assets (1)	Liabilities	Assets	Liabilities
Quoted prices in active markets (Level 1)	$26	$(72)	$22	$(71)	$43	$(91)
Significant other observable inputs (Level 2)	133	(39)	153	(29)	193	(59)
Netting of cash collateral	27	52	53	52	31	60
Total carrying value (2) (3)	$186	$(59)	$228	$(48)	$267	$(90)
(1)
Less than $1 million premium at September 30, 2011, less than $1 million at December 31, 2010 and $2 million at September 30, 2010 associated with weather derivatives has been excluded as they are based on intrinsic value, not fair value.

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

Our short-term debt is carried at fair value and our long-term debt is carried at amortized cost. We estimate the fair value of our long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. In determining the market interest yield curve, we considered our currently assigned ratings for unsecured debt. The following table presents the carrying value and fair value of our long-term debt as of the following periods.

In millions	September 30, 2011	December 31, 2010	September 30, 2010
Long-term debt carrying amount (1)	$2,704	$1,972	$1,813
Long-term debt fair value (1)	$3,061	$2,122	$2,204
(1)
September 30, 2011 includes $15 million of medium-term notes that are classified in current portion of long-term debt and are due in 2012. December 31, 2010 includes $300 million and September 30, 2010 includes $300 million of senior notes repaid in January 2011.

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

On May 4, 2011, we entered into interest rate swaps with an aggregate notional amount of $250 million to effectively convert a portion of our fixed rate interest obligation on the $300 million 6.4% senior notes due July 15, 2016 to a variable-rate obligation. We pay a floating interest rate equal to the three-month London Inter-bank Offered Rate (LIBOR) plus 3.9%. We designated the interest rate swaps as fair value hedges. The fair values of our interest rate swaps were reflected as a long-term derivative asset of $13 million at September 30, 2011. For more information on our senior notes, see Note 7.

Glossary of Key Terms

There have been no other significant changes to our derivative financial instruments, as described in Note 2 and Note 4 to our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K. The table below summarizes the various ways in which we account for our derivative instruments and the impact on our Condensed Consolidated Financial Statements:

Accounting Treatment	Recognition and Measurement
	Statement of Financial Position	Income Statement
Cash flow hedge	Recorded at fair value	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	Effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss)	Effective portion of the gain or loss on the derivative instrument is reclassified out of accumulated other comprehensive income (loss) into earnings when the forecasted transaction affects earnings
Fair value hedge	Recorded at fair value	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	Change in fair value of the derivative instrument is recorded as an adjustment to book value	Effective portion of the gain or loss on the derivative instrument is recognized in earnings
Not designated as hedges	Recorded at fair value	The gain or loss on the derivative instrument is recognized in earnings
	Elizabethtown Gas’ derivative financial instruments are recorded as a regulatory asset or liability until included in natural gas costs	The gain or loss on these derivative instruments is reflected in natural gas costs and is ultimately included in billings to customers
	Change in fair value of the derivative instrument is recorded as an adjustment to book value	Change in fair value of the derivative instrument is recognized in earnings

Quantitative Disclosures Related to Derivative Financial Instruments
As of the periods presented, our derivative financial instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas.

We had net long natural gas contracts outstanding in the following quantities:

Natural gas contracts
In Bcf	September 30, 2011 (1)	December 31, 2010	September 30, 2010
Hedge designation:
Cash flow	4	4	(1)
Not designated	161	220	208
Total	165	224	207
Hedge position:
Short	(1,624)	(1,605)	(1,664)
Long	1,789	1,829	1,871
Net long position	165	224	207
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

	Three months ended September 30,		Nine months ended September 30,
In millions	2011	2010	2011	2010
Elizabethtown Gas	$6	$10	$19	$25

Glossary of Key Terms

The following table presents the fair value and statements of financial position classification of our derivative financial instruments:

		As of
In millions	Statement of financial position location (1) (2)	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2010
Designated as cash flow and fair value hedges

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	$8	$3	$13
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	0	0	4
Interest rate swap agreements	Derivative financial instruments assets – long-term portion	13	0	0
Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(8)	(5)	(15)
Interest rate swap agreements	Derivative financial instruments liabilities – long-term portion	0	0	(23)
Total		13	(2)	(21)

Not designated as cash flow hedges

Asset Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	486	541	727
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	78	105	139
Liability Financial Instruments
Current natural gas contracts	Derivative financial instruments assets and liabilities – current portion	(447)	(489)	(642)
Noncurrent natural gas contracts	Derivative financial instruments assets and liabilities	(82)	(80)	(117)
Total		35	77	107
Total derivative financial instruments		$48	$75	$86
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

(2)
As required by the authoritative guidance related to derivatives and hedging, the fair value amounts above are presented on a gross basis. As a result, the amounts above do not include cash collateral held on deposit in broker margin accounts of $79 million as of September 30, 2011, $91 million as of September 30, 2010 and $105 million as of December 31, 2010. Accordingly, the amounts above will differ from the amounts presented on our Condensed Consolidated Statements of Financial Position and the fair value information presented for our derivative financial instruments in the recurring values table of this note.

Derivative Financial Instruments on the Condensed Consolidated Statements of Income

The following table presents the impacts of our derivative financial instruments in our Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2011	2010	2011	2010

Designated as cash flow and fair value hedges
Natural gas contracts – loss reclassified from OCI into cost of gas for settlement of hedged item (1)	$(1)	$(3)	$(2)	$(13)
Interest rate swaps – ineffectiveness recorded as an offset to interest expense	2	0	2	0
Not designated as hedges
Natural gas contracts – fair value adjustments recorded in operating revenues (2)	0	40	12	63
Natural gas contracts – net fair value adjustments recorded in cost of gas (3)	0	(1)	(2)	(3)
Total gains on derivative instruments	$1	$36	$10	$47
(1)	We expect that $2 million of pre-tax net losses will be reclassified from OCI into cost of gas for the settlement of hedged items over the next twelve months.
(2)	Associated with the fair value of existing derivative instruments at September 30, 2011 and 2010.
(3)
Excludes losses recorded in cost of gas associated with weather derivatives of $4 million for the nine months ended September 30, 2011 and losses of $21 million for the nine months ended September 30, 2010.

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

	Three months ended September 30,		Nine months ended September 30,
In millions	2011	2010	2011	2010
Service cost	$3	$3	$10	$8
Interest cost	7	7	21	21
Expected return on plan assets	(7)	(7)	(23)	(22)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Recognized actuarial loss	3	3	10	8
Net pension benefit cost	$5	$5	$16	$13

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

	Three months ended September 30,		Nine months ended September 30,
In millions	2011	2010	2011	2010
Service cost	$1	$0	$1	$1
Interest cost	1	1	4	4
Expected return on plan assets	(1)	(1)	(4)	(4)
Amortization of prior service cost	(1)	(1)	(3)	(3)
Recognized actuarial loss	0	1	1	2
Net pension benefit cost	$0	$0	$(1)	$0

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

The Act contained new funding requirements for single employer defined benefit pension plans and established a 100% funding target (over a 7-year amortization period) for plan years beginning after December 31, 2007. If certain conditions are met, the Worker, Retiree and Employer Recovery Act of 2008 allowed us to measure our required minimum contributions based on a funding target of 100% during 2010 and 2011. In the first nine months of 2011 we contributed $50 million to our qualified pension plans and $26 million during the same period last year.

Employee Savings Plan Benefits

We sponsor the Retirement Savings Plus Plan (RSP), a defined contribution benefit plan that allows eligible participants to make contributions to their accounts up to specified limits. Under the RSP, our matching contributions to participant accounts were $5 million in the first nine months of 2011 and $5 million in the first nine months of 2010.

Glossary of Key Terms

Note 7 – Debt

AGL Capital Corporation, our wholly-owned finance subsidiary, provides for our ongoing financing needs through a commercial paper program, the issuance of various debt and hybrid securities and other financing arrangements. The following table provides maturity dates, year-to-date weighted-average interest rates and amounts outstanding for our various debt securities and facilities. For additional information on our debt see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2010 Form 10-K.

		September 30, 2011			September 30, 2010
In millions (except %)	Year(s) due	Weighted- average interest rate	Outstanding	Outstanding at December 31, 2010	Weighted- average interest rate		Outstanding
Short-term debt
Commercial paper	-	0.4%	$0	$732	0.4%		$674
Current portion of long-term debt	2012	8.3	15	300	7.1		300
Current portion of capital leases	2011-2012	4.9	2	1	4.9		1
Total short-term debt and current portion of long-term debt		0.8%	$17	$1,033	3.5	% (1)	$975
Long-term debt - net of current portion
Senior notes	2013-2041	5.5%	$2,275	$1,275	5.5%		$1,275
Gas facility revenue bonds	2022-2033	1.1	200	200	5.3		40
Medium-term notes	2017-2027	7.8	181	196	7.8		196
Interest rate swaps fair value adjustment	2016	4.2	11	0	0.0		0
Capital leases	-	0.0	0	2	4.9		3
Unamortized debt premium (discount), net	-	0.0	20	(2)	0.0		(2)
Total long-term debt		5.1%	$2,687	$1,671	5.4	% (2)	$1,512
Total debt		4.5%	$2,704	$2,704	4.9%		$2,487
(1) Excluding the $300 million of senior notes repaid in January 2011, the weighted-average short-term interest rate for the nine months ended September 30, 2010 was 0.4%.
(2) Including the $300 million of senior notes repaid in January 2011, the weighted-average long-term interest rate for the nine months ended September 30, 2010 was 5.6%.

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

On September 15, 2011, we completed two concurrent public offerings totaling $500 million, comprised of an incremental $200 million of our 5.9% senior notes due on March 15, 2041 and $300 million in new senior notes with an interest rate of 3.5% and a maturity date of September 15, 2021. The net proceeds are expected to be used to pay a portion of the cash consideration and expenses incurred in connection with the proposed merger with Nicor, if completed, or for other general corporate purposes.

On October 27, 2011, we completed an issuance of $275 million in senior notes in the private placement market, comprised of $120 million of Series A senior notes with an interest rate of 1.9% and maturity date of October 27, 2016, and $155 million of Series B senior notes with an interest rate of 3.5% and a maturity date of October 27, 2018. The net proceeds are expected to be used to pay a portion of the cash consideration and expenses incurred in connection with the proposed merger with Nicor, if completed, or for other general corporate purposes.

Following our issuance of these senior notes, and in accordance with the terms of our Bridge Facility, the principal amount of the Bridge Facility has been reduced to $60 million.
Glossary of Key Terms

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

	September 30, 2011	December 31, 2010	September 30, 2010
Debt-to-capitalization ratio	57%	58%	56%

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

Note 8 – Non-Wholly-Owned Entity

On a quarterly basis we evaluate all of our joint venture interests to determine if they represent a variable interest entity (VIE) as defined by the authoritative accounting guidance on consolidation. We have determined that SouthStar is our only VIE. Additionally, we have concluded that we are the primary beneficiary of the VIE, which requires us to consolidate the assets, liabilities and statements of income of the joint venture. Our methodology for determining that we are the primary beneficiary, and that our involvement allows us to direct SouthStar’s activities that most significantly influence its performance, has not changed during the nine months ended September 30, 2011. See Note 9 to our Consolidated Financial Statements and related notes included in Item 8 of our 2010 Form 10-K. Earnings in 2011 and 2010 were allocated entirely in accordance with the ownership interests.

SouthStar markets natural gas and related services under the trade name Georgia Natural Gas to retail customers primarily in Georgia, and under various other trade names to retail customers in Ohio, Florida and New York and to commercial and industrial customers principally in Alabama, Florida, North Carolina, South Carolina and Tennessee.

During the nine months ended September 30, 2011, there have been no significant changes to the primary risks associated with SouthStar as discussed in our risk factors included in Item 1A of our 2010 Form 10-K. See Note 10 for Summarized Statements of Income, Statements of Financial Position and capital expenditure information related to the retail energy operations segment, which is primarily comprised of SouthStar. The following table illustrates the effect that our 2009 purchase of an additional 15% ownership interest, which became effective in January 2010, had on our equity for the nine months ended September 30, 2010.

In millions	Premium on common stock	Accumulated other comprehensive loss	Total
Purchase of additional 15% ownership interest	$(51)	$(1)	$(52)

SouthStar’s financial results are seasonal in nature, with the business depending to a great extent on the winter heating seasons during the first and fourth quarters of each year for the majority of its earnings. SouthStar’s current assets consist primarily of natural gas inventory, derivative financial instruments and receivables from its customers. SouthStar also has receivables from us due to its participation in our commercial paper program. See Note 2 for additional discussions of SouthStar’s inventories. SouthStar’s restricted assets consist of customer deposits and are immaterial as of September 30, 2011 and 2010. SouthStar’s current liabilities consist primarily of accrued natural gas costs, other accrued expenses, customer deposits, derivative financial instruments and payables to us from its participation in our commercial paper program.

As of September 30, 2011, SouthStar’s current assets, which approximate fair value, exceeded its current liabilities, long-term assets and other deferred debits and long-term liabilities and other deferred credits by approximately $97 million. SouthStar’s other contractual commitments and obligations, including operating leases and agreements with third party providers, do not contain terms that would trigger material financial obligations in the event such contracts were terminated. As a result, our maximum exposure to a loss at SouthStar is considered to be immaterial. SouthStar’s creditors have no recourse to our general credit beyond the corporate guarantees we have provided to SouthStar’s counterparties and natural gas suppliers. We have provided no financial or other support that was not previously contractually required. Additionally, with the exception of our corporate guarantees, we have not entered into any arrangements that could require us to provide financial support to SouthStar.

Glossary of Key Terms

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

Cash flows used in our financing activities includes SouthStar’s distributions to the noncontrolling interest, which reflects the cash distribution to Piedmont for its ownership interest in SouthStar’s annual earnings from the prior year. Generally this distribution occurs in the first or second quarter. In the nine months ended September 30, 2011 SouthStar distributed $16 million to Piedmont and $27 million during the same period last year. This decrease of $11 million was primarily the result of our increased ownership percentage of SouthStar in 2010.

The following table provides additional information on SouthStar’s assets and liabilities as of the periods presented, which are consolidated within our Condensed Consolidated Statements of Financial Position.

	September 30, 2011			December 31, 2010			September 30, 2010
In millions	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	% (2)
Current assets	$1,801	$164	9%	$2,166	$239	11%	$1,628	$167	10%
Long-term assets and other deferred debits	5,658	9	0	5,354	9	0	5,248	10	0
Total assets	$7,459	$173	2%	$7,520	$248	3%	$6,876	$177	3%
Current liabilities	$1,140	$57	5%	$2,432	$93	4%	$2,064	$63	3%
Long-term liabilities and other deferred credits	4,438	0	0	3,252	0	0	2,998	0	0
Total Liabilities	5,578	57	1	5,684	93	2	5,062	63	1
Equity	1,881	116	6	1,836	155	8	1,814	114	6
Total liabilities and equity	$7,459	$173	2%	$7,520	$248	3%	$6,876	$177	3%

(1) These amounts reflect information for SouthStar and do not include intercompany eliminations and the balances of our wholly-owned subsidiary with an 85% ownership interest in SouthStar. Accordingly, the amounts will not agree to the identifiable and total assets for our retail energy operations segment reported in Note 10.

(2) SouthStars percentage of the amount on our Condensed Consolidated Statements of Financial Position.

Glossary of Key Terms

Note 9 - Commitments and Contingencies

Contractual Obligations and Commitments

We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities that are reasonably likely to have a material effect on liquidity or the availability of capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. Our contractual obligations as of September 30, 2011 are listed in the following table.

		Remainder					2016 &
In millions	Total	of 2011	2012	2013	2014	2015	Thereafter
Recorded contractual obligations:

Long-term debt	$2,687	$0	$0	$225	$0	$200	$2,262
Regulatory Infrastructure Program costs (1)	257	11	108	138	0	0	0
Environmental remediation liabilities (1)	189	4	27	31	32	18	77
Short-term debt (including current portion of long-term debt)	17	-	17	0	0	0	0
Total	$3,150	$15	$152	$394	$32	$218	$2,339

Unrecorded contractual obligations and commitments (2) (7):

Pipeline charges, storage capacity and gas supply (3)	$1,750	$156	$455	$320	$202	$123	$494
Interest charges (4)	2,118	34	133	126	123	113	1,589
Operating leases (5)	188	5	19	20	17	16	111
Asset management agreements (6)	20	3	10	6	1	0	0
Standby letters of credit, performance / surety bonds	15	1	14	0	0	0	0
Total	$4,091	$199	$631	$472	$343	$252	$2,194
(1)	Includes amounts recoverable through rate rider mechanisms.
(2)	In accordance with GAAP, these items are not reflected in our Condensed Consolidated Statements of Financial Position.
(3)
Includes amounts recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers, and includes demand charges associated with Sequent. Also includes SouthStar’s natural gas purchase commitments of 10 Bcf at floating gas prices calculated using forward natural gas prices as of September 30, 2011, and are valued at $40 million.

(4)
Floating rate debt is based on the interest rate as of September 30, 2011, and the maturity of the underlying debt instrument. As of September 30, 2011, we have $35 million of accrued interest on our Condensed Consolidated Statements of Financial Position that will be paid over the next 12 months.

(5)
We have certain operating leases with provisions for step rent or escalation payments and certain lease concessions. We account for these leases by recognizing the future minimum lease payments on a straight-line basis over the respective minimum lease terms, in accordance with authoritative guidance related to leases. However, this lease accounting treatment does not affect the future annual operating lease cash obligations as shown herein. Additionally, minimum payments have not been reduced by minimum sublease rentals of $13 million due in the future under noncancelable subleases.

(6)	Represent fixed-fee minimum payments for Sequent’s asset management agreements.
(7)
The Merger Agreement with Nicor contains termination rights for both us and Nicor and provides that, if we terminate the agreement under specified circumstances, we may be required to pay a termination fee of $67 million. In addition, if we terminate the agreement due to a failure to obtain the necessary financing for the transaction, we may also be required to pay Nicor $115 million: however, given that we have issued, or secured, long-term debt financing to pay the cash portion of the purchase consideration, the risk of having to pay this $115 million fee has been greatly reduced.

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

We have been named as a defendant in several class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with us. The complaints allege that we aided and abetted alleged breaches of fiduciary duty by Nicor’s Board of Directors. The shareholder lawsuits seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from completing the proposed merger and, in certain circumstances, damages. In March 2011, the parties entered into an agreement to resolve all of the shareholder lawsuits, subject to court approval, based on Nicor providing certain supplemental disclosures to our joint proxy statement filed on April 28, 2011. The court has preliminarily approved the agreement, a fairness hearing is set for December 11, 2011 and we expect the court to approve the agreement at this hearing. This lawsuit will have no effect on the closing of the merger. For more information on our proposed merger with Nicor see Note 3.

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

In millions	Cost estimate range	Amount recorded	Expected costs over next twelve months
Georgia and Florida	$39 - $101	$56	$7
New Jersey	124 – 175	122	13
North Carolina	11 – 16	11	4
Total	$174 - $292	$189	$24

The increase in our consolidated environmental remediation cost liability of $46 million from December 31, 2010 is primarily a result of increases in estimated excavation and remediation costs at our sites in New Jersey based on updated studies completed during the second quarter of 2011. For more information on our environmental remediation costs, see Note 10 to our Consolidated Financial Statements and related notes as filed in Item 8 of our 2010 Form 10-K.

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

Following are the reconciliations of EBIT to operating income, (loss) earnings before income taxes and net (loss) income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
In millions	2011	2010	2011	2010
Operating income	$24	$62	$322	$363
Other income	1	(1)	4	1
EBIT	25	61	326	364
Interest expense, net	31	27	92	81
(Loss) earnings before income taxes	(6)	34	234	283
Income tax (benefit) expense	(2)	13	85	103
Net (loss) income	$(4)	$21	$149	$180

Information by segment on our Statements of Financial Position as of December 31, 2010, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$5,498	$404
Retail energy operations	259	0
Wholesale services	1,326	0
Energy investments	479	14
Corporate (2)	(42)	0
Consolidated	$7,520	$418
(1)	Identifiable assets are those assets used in each segment's operations.
(2)	Our corporate segments assets consist primarily of cash and cash equivalents and property, plant and equipment and reflect the effect of intercompany eliminations.

Glossary of Key Terms

Summarized Statements of Income, Statements of Financial Position and capital expenditure information by segment as of and for the periods presented are shown in the following tables.

Three months ended September 30, 2011
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$206	$98	$(21)	$11	$1	$295
Intercompany revenues (1)	34	0	0	0	(34)	0
Total operating revenues	240	98	(21)	11	(33)	295
Operating expenses
Cost of gas	47	87	8	2	(32)	112
Operation and maintenance	78	15	7	5	0	105
Depreciation and amortization	38	1	0	2	2	43
Taxes other than income taxes	9	0	1	0	1	11
Total operating expenses	172	103	16	9	(29)	271
Operating income (loss)	68	(5)	(37)	2	(4)	24
Other income (expense)	2	0	0	0	(1)	1
EBIT	$70	$(5)	$(37)	$2	$(5)	$25
Capital expenditures	$82	$1	$0	$6	$7	$96

Three months ended September 30, 2010
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$204	$101	$32	$8	$1	$346
Intercompany revenues (1)	34	0	0	0	(34)	0
Total operating revenues	238	101	32	8	(33)	346
Operating expenses
Cost of gas	55	91	6	2	(34)	120
Operation and maintenance	85	18	12	3	(4)	114
Depreciation and amortization	35	1	0	2	2	40
Taxes other than income taxes	8	0	0	0	2	10
Total operating expenses	183	110	18	7	(34)	284
Operating income (loss)	55	(9)	14	1	1	62
Other income (expense)	0	0	1	0	(2)	(1)
EBIT	$55	$(9)	$15	$1	$(1)	$61
Capital expenditures	$90	$1	$0	$26	$4	$121

Glossary of Key Terms

Nine months ended September 30, 2011
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$948	$505	$41	$51	$3	$1,548
Intercompany revenues (1)	113	0	0	0	(113)	0
Total operating revenues	1,061	505	41	51	(110)	1,548
Operating expenses
Cost of gas	385	388	12	25	(109)	701
Operation and maintenance	257	50	35	13	8	363
Depreciation and amortization	109	2	1	7	7	126
Taxes other than income taxes	27	1	2	2	4	36
Total operating expenses	778	441	50	47	(90)	1,226
Operating income (loss)	283	64	(9)	4	(20)	322
Other income	4	0	0	0	0	4
EBIT	$287	$64	$(9)	$4	$(20)	$326

Identifiable and total assets (2)	$5,687	$182	$1,004	$472	$114	$7,459
Goodwill	$404	$0	$0	$14	$0	$418
Capital expenditures	$249	$2	$1	$21	$19	$292

Nine months ended September 30, 2010
In millions	Distribution operations	Retail energy operations	Wholesale services	Energy investments	Corporate and intercompany eliminations (3)	Consolidated AGL Resources Inc.
Operating revenues from external parties	$958	$611	$91	$45	$3	$1,708
Intercompany revenues (1)	106	0	0	0	(106)	0
Total operating revenues	1,064	611	91	45	(103)	1,708
Operating expenses
Cost of gas	419	487	15	15	(104)	832
Operation and maintenance	258	55	36	18	(9)	358
Depreciation and amortization	103	2	1	5	8	119
Taxes other than income taxes	27	1	2	2	4	36
Total operating expenses	807	545	54	40	(101)	1,345
Operating income (loss)	257	66	37	5	(2)	363
Other income (expense)	3	0	1	(1)	(2)	1
EBIT	$260	$66	$38	$4	$(4)	$364

Identifiable and total assets (2)	$5,304	$175	$1,028	$460	$(91)	$6,876
Goodwill	$404	$0	$0	$14	$0	$418
Capital expenditures	$252	$2	$1	$102	$13	$370
(1)
Intercompany revenues - wholesale services records its energy marketing and risk management revenues on a net basis, which includes intercompany revenues of $118 million and $367 million for the three and nine months ended September 30, 2011 and $79 million and $351 million for the three and nine months ended September 30, 2010.

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

We caution readers that, in addition to the important factors described in Item 1A, Risk Factors, and elsewhere in this report, the factors set forth in Item 1A, “Risk Factors,” of our 2010 Form 10-K, among others, could cause our business, results of operations or financial condition in 2011 and thereafter to differ significantly from those expressed in any forward-looking statements. There also may be other factors that we cannot anticipate or that are not described in our 2010 Form 10-K or in this report that could cause our actual results to differ significantly from our expectations. Forward-looking statements are only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required under U.S. federal securities law.

Overview

We are an energy services holding company whose principal business is the distribution of natural gas through our regulated natural gas distribution business. As of September 30, 2011, our six utilities served approximately 2.3 million end-use customers. We are also involved in several related and complementary businesses, including retail natural gas marketing to end-use customers in Georgia, Ohio, Florida and New York; natural gas asset management and related logistics activities for each of our utilities as well as for non-affiliated companies; natural gas storage arbitrage and related activities; and the development and operation of high-deliverability underground natural gas storage assets. We manage these businesses through four operating segments - distribution operations, retail energy operations, wholesale services and energy investments and one nonoperating corporate segment.

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

Executive Summary

Proposed merger with Nicor

On December 6, 2010, we entered into a Merger Agreement with Nicor, which we expect to complete during the fourth quarter of 2011. We have issued, or secured, long-term debt financing to pay the cash portion of the purchase consideration and we continue to work on securing the necessary approvals, which we anticipate will be obtained.

•
On January 18, 2011, we filed a joint application with Nicor with the Illinois Commerce Commission for approval of the proposed merger. The application did not request a rate increase and included a commitment to maintain 2,070 full-time equivalent employees involved in the operation of Nicor’s gas distribution subsidiary for a period of three years. We have also committed to maintain the personnel numbers in specific areas of safety oversight of the Nicor Gas system for a period of at least five years following the completion of the merger. The Illinois Commerce Commission has eleven months to act on the application with the statutory deadline for action being December 16, 2011.

•
On September 29, 2011, the Administrative Law Judge submitted a proposed order recommending approval of the merger and also recommended imposing the additional condition that Nicor Gas no longer be permitted to use its call center personnel to solicit its affiliates’ products. On October 13, 2011, briefs were filed to comment on the proposed order. Subsequent to the filing of our September 30, 2011 10-Q, the Illinois Commerce Commission has three meetings scheduled prior to the statutory deadline.

Glossary of Key Terms

•	On April 18, 2011, the Department of Justice and the Federal Trade Commission granted us early termination of the waiting period under the Hart-Scott-Rodino Act.

•	On April 29, 2011, the SEC declared our registration statement on Form S-4 effective.

•	On May 26, 2011, we received approval from the California Public Utilities Commission to transfer ownership of Central Valley Gas Storage from Nicor to us.

•
On June 14, 2011, we and Nicor held special shareholder meetings where the shareholders of both companies approved the proposed merger and the AGL Resources shareholders approved the issuance of the additional shares of common stock necessary to pay the equity portion of the merger consideration.

•
On August 2, 2011, we announced the four directors designated by Nicor and approved by our board of directors, subject to the approval of AGL Resources, to sit on the board of directors of the combined company, subject to their election to our board of directors upon the close of the merger.

For additional information relating to the proposed merger please see our Form 8-K filed on December 7, 2010, Note 3 and Liquidity and Capital Resources. Further information concerning the proposed merger was included in a joint proxy statement / prospectus contained in our amended registration statement on Form S-4/A that was filed with the SEC on April 28, 2011.

Natural gas price volatility and energy marketing activities

Volatility in the natural gas market arises from a number of factors such as weather fluctuations or changes in supply or demand for natural gas in different regions of the country. The volatility of natural gas commodity prices have a significant impact on our customer rates, our long-term competitive position against other energy sources and the ability of our wholesale services segment to capture value from location and seasonal spreads. During 2008 and 2009, daily Henry Hub spot market prices for natural gas in the United States were extremely volatile. However, during 2010 and 2011, the volatility of natural gas prices has been significantly lower than it had been for several prior years. This is the result of a robust natural gas supply, the weak economy, mild hurricane seasons and ample storage. Our natural gas acquisition strategy is designed to secure sufficient supplies of natural gas to meet the needs of our utility customers and to hedge gas prices to effectively manage costs, reduce price volatility and maintain a competitive advantage. Additionally, our hedging strategies and physical natural gas supplies in storage enable us to reduce earnings risk exposure due to higher gas costs.

It is possible that natural gas prices will remain low for an extended period based on current levels of excess supply relative to market demand for natural gas, in part due to abundant sources of new shale natural gas reserves, particularly in the Marcellus Shale producing region where Sequent has natural gas receipt requirements, and the lack of demand growth by commercial and industrial enterprises. However, as economic conditions improve the demand for natural gas may increase, natural gas prices could rise and higher volatility could return to the natural gas markets. Consequently, we are working to reposition Sequent’s business model with respect to fixed costs and the types of contracts pursued and executed.

Sequent’s expected natural gas withdrawals from physical salt dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal for September 30, 2011 and 2010. Sequent’s expected operating revenues are net of the estimated impact of profit sharing and reflect the amounts that are realizable in future periods based on its expected inventory withdrawal schedule and forward natural gas prices at September 30, 2011 and 2010. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of substantially fixed operating revenues, timing notwithstanding.

	Withdrawal schedule
	(in Bcf)		Expected
	Salt dome (WACOG $3.70)	Reservoir (WACOG $3.76)	operating revenues (in millions)
2011
Fourth quarter	3	10	$3
2012
First quarter	0	12	3
Total at September 30, 2011	3	22	$6
Total at September 30, 2010	3	22	$6

If Sequent’s storage withdrawals associated with existing inventory positions are executed as planned, it expects operating revenues from storage withdrawals of approximately $6 million during the next twelve months. This will change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate.

Glossary of Key Terms

Customer growth initiatives

We use a variety of targeted marketing programs to attract new customers and to retain existing customers. These efforts include working to add residential customers, multifamily complexes and commercial customers who use natural gas for purposes other than space heating, as well as evaluating and launching new natural gas related programs, products and services to enhance customer growth, mitigate customer attrition and increase operating revenues. These programs generally emphasize natural gas as the fuel of choice for customers and seek to expand the use of natural gas through a variety of promotional activities. On October 10, 2011, Georgia Natural Gas, within our retail energy operations segment, was named the exclusive natural gas partner for the Delta Air Lines Inc. Delta SkyMiles Program in Georgia. This is a long-term partnership and we expect it will help retain current customers as well as attract new customers from other Marketers in Georgia.

Regulatory Strategy

We continue to pursue a regulatory strategy that focuses on creating value for our various stakeholders, by maintaining a reasonable rate of return for our investors and investing in the reliability and safety of our utility infrastructure. For additional information on our regulatory strategy, see caption “Utility Regulation and Rate Design” under Item 1 “Business” of our 2010 Form 10-K.

On February 8, 2011, Virginia Natural Gas filed a rate case proceeding with the Virginia Commission, requesting a net increase in base rates of $25 million. If approved, the revised rate design would reflect the first increase in customer base rates since 1996. The rate adjustment is designed to recover the cost of investments in our pipeline infrastructure over the past ten years, including the Hampton Roads pipeline project, which was completed in January 2010. The rate application seeks a return on equity of 10.95%, and an authorization of equity to total capitalization ratio of 51%.

Interim rates are effective October 1, 2011, subject to refund, until the rate case is finalized. Under the proposed rate design, the typical residential customer’s bill would reflect an increase of $6.27 per month, or approximately 9%.

On October 13, 2011, Virginia Natural Gas filed rebuttal testimony in response to the recommendations of the Virginia Commission staff and the Virginia Attorney General’s office.  Virginia Natural Gas reduced its requested net increase in base rates to $22 million. The reduction is primarily the result to the Virginia Commission staff’s acceptance of Virginia Natural Gas’ proposal to recover certain gas related costs through its purchased gas adjustment mechanism. These costs were previously recovered through base rates. We have been in discussions with the parties to resolve various issues in the rate case. The Virginia Commission has scheduled a formal hearing for November 4, 2011 and a final commission order is expected by the end of 2011 or early 2012.

Capital Projects

We continue to focus on capital discipline and cost control, while moving ahead with projects and initiatives that we expect will have current and future benefits, provide an appropriate return on invested capital and ensure the safety, reliability and integrity of our utility infrastructure. The table below includes the amounts spent for the periods presented and the following discussions provide updates on some of our larger capital projects.

Distribution Operations

	Nine months ended September 30,
In millions	2011	2010
Pipeline replacement program	$56	$55
Integrated System Reinforcement Program	54	28
Integrated Customer Growth Program	4	2
Enhanced infrastructure program	19	41
Total	$133	$126

Atlanta Gas Light On October 6, 2009, the Georgia Commission approved Atlanta Gas Light’s STRIDE program. As approved, STRIDE is comprised of the ongoing pipeline replacement program, which was started in 1998 and the new Integrated System Reinforcement Program (i-SRP).

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

Glossary of Key Terms

On January 19, 2010, the Georgia Commission also approved the Integrated Customer Growth Program (i-CGP) under STRIDE which authorized Atlanta Gas Light to extend Atlanta Gas Light’s pipeline facilities to serve customers who are currently without pipeline access and create new economic development opportunities in Georgia.

Elizabethtown Gas On April 16, 2009, the New Jersey BPU approved an accelerated enhanced infrastructure program, which was created in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. A regulatory cost recovery mechanism has been established whereby estimated rates go into effect at the beginning of each year. At the end of the program the regulatory cost recovery mechanism will be trued-up and any remaining costs not previously collected will be included in base rates. On May 16, 2011, the New Jersey BPU approved Elizabethtown Gas’ request to spend an additional $40 million under this program before the end of 2012.

Energy Investments

Golden Triangle Storage Our Golden Triangle Storage project consists of a salt-dome storage facility in the Gulf Coast region of the U.S. designed for 13 Bcf of working natural gas capacity and total cavern capacity of 19 Bcf. The first cavern with 6 Bcf of working capacity was completed and began commercial service in September 2010. Golden Triangle Storage expects the second cavern will now consist of approximately 7 Bcf of working capacity and depending on market conditions, may expand this cavern. The second cavern is expected to be placed into commercial service in 2012. Our remaining estimate to complete the second cavern, based on current prices for labor, materials and pad gas, is approximately $30 million. We spent approximately $8 million in capital expenditures for this project for the nine months ended September 30, 2011.

At September 30, 2011, of the approximate 6 Bcf of working natural gas capacity available for subscription, Golden Triangle Storage had 4 Bcf of capacity subscribed with a third party and 2 Bcf under contract with Sequent. Accordingly, cavern one at Golden Triangle Storage has no remaining capacity available for subscription until March 2013.

Jefferson Island On June 30, 2010, Jefferson Island filed a permit application with the Louisiana Department of Natural Resources to expand its natural gas storage facility through the addition of two caverns. We continue to seek approval to expand our storage facility; however, we cannot predict when this approval will be obtained. The caverns would expand the working gas capacity at Jefferson Island from 7.5 Bcf to approximately 19.5 Bcf.

Asset Management Transactions

On March 30, 2011, the New Jersey BPU authorized the renewal of the asset management agreement between Elizabethtown Gas and Sequent. Expiring in March 2014, the renewed agreement requires Sequent to pay minimum annual fees of $5 million to Elizabethtown Gas and includes overall margin sharing levels of 70% to Elizabethtown Gas and 30% to Sequent. In October 2011, the Virginia Commission authorized the renewal of the asset management agreement between Virginia Natural Gas and Sequent. Expiring in March 2016, the minimum and overall sharing levels of the renewed agreement are consistent with the current agreement.

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

	Three months ended September 30,			Nine months ended September 30,
In millions	2011	2010	Change	2011	2010	Change
Operating revenues	$295	$346	$(51)	$1,548	$1,708	$(160)
Cost of gas	112	120	(8)	701	832	(131)
Operating margin (1)	183	226	(43)	847	876	(29)
Operating expenses	159	164	(5)	525	513	12
Operating income	24	62	(38)	322	363	(41)
Other income (expense)	1	(1)	2	4	1	3
EBIT (1)	25	61	(36)	326	364	(38)
Interest expense, net	31	27	4	92	81	11
(Loss) earnings before income taxes	(6)	34	(40)	234	283	(49)
Income tax (benefit) expense	(2)	13	(15)	85	103	(18)
Net (loss) income	(4)	21	(25)	149	180	(31)
Net (loss) income attributable to the noncontrolling interest	(1)	(1)	0	10	10	0
Net (loss) income attributable to AGL Resources Inc.	$(3)	$22	$(25)	$139	$170	$(31)
 (1) These are non-GAAP measurements.

For the third quarter of 2011, AGL Resources Inc. incurred a net loss of $3 million, versus net income of $22 million in the third quarter of 2010, a decline of $25 million. The decrease was primarily driven by lower operating margin from wholesale services. This decrease was partially offset by an increase in operating margins at distribution operations and energy investments, a decrease in operating expenses at distribution operations and retail energy operations and a decrease in income taxes due to lower earnings before income taxes. Additionally, during the three months ended September 30, 2011, we recorded approximately $8 million ($5 million net of tax) of transaction expenses associated with the proposed merger with Nicor, which are expensed as incurred. Explanations of the earnings variances for each operating segment are contained within the third quarter 2011 compared to third quarter 2010 discussion on the following pages.

For the nine months ended September 30, 2011, net income attributable to AGL Resources Inc. decreased by $31 million or 18% compared to the same period last year. The decrease was primarily the result of reduced operating margins at wholesale services and retail energy operations. This decrease was partially offset by higher operating margins at distribution operations and a decrease in income taxes as a result of lower year-to-date earnings. Additionally, during the nine months ended September 30, 2011, we recorded approximately $26 million ($16 million net of tax) of transaction expenses associated with the proposed merger with Nicor, which are expensed as incurred. The variances for each operating segment are contained within the year-to-date 2011 compared to year-to-date 2010 discussion on the following pages.

Our interest expenses increased by $4 million or 15% for the third quarter of 2011 compared to the third quarter of 2010. The increase resulted from higher average debt outstanding, primarily the result of the additional long-term debt issuance in March 2011, a portion of which is anticipated to be used to fund the proposed Nicor merger. Interest expenses for the nine months ended September 30, 2011 increased by $11 million or 14% due to the same factors that impacted the third quarter.

Our income tax expense decreased by $15 million for the third quarter of 2011 compared to the third quarter of 2010; and $18 million or 17% for the nine months ending September 30, 2011 compared to the same period of 2010. This was primarily due to lower consolidated earnings. Our income tax expense is determined from earnings before income taxes less net income attributable to the noncontrolling interest.

Selected weather, customer and volume metrics, which we consider to be some of the key performance indicators for our operating segments, for the three and nine months ended September 30, 2011 and 2010, are presented in the following tables. We measure the effects of weather on our business through Heating Degree Days. Generally, increased Heating Degree Days result in greater demand for gas on our distribution systems. However, extended and unusually mild weather during the Heating Season can have a significant negative impact on demand for natural gas. Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels.

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

Glossary of Key Terms

Weather
Heating degree days (1)
	Nine months ended September 30,			2011 vs. normal colder	2011 vs. 2010 colder
	Normal	2011	2010	(warmer)	(warmer)
Georgia	1,643	1,602	2,022	(2)%	(21)%
New Jersey	3,020	2,949	2,725	(2)%	8%
Virginia	2,091	2,092	2,221	0%	(6)%
Florida	377	244	743	(35)%	(67)%
Tennessee	1,869	1,849	2,212	(1)%	(16)%
Maryland	3,023	3,026	2,857	0%	6%
Ohio	3,070	3,093	3,153	1%	(2)%

     (1)   Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents ten-year averages from 2002 through September 30, 2011.

Customers	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% change	2011	2010	% change
Distribution Operations
Average end-use customers (in thousands)
Atlanta Gas Light	1,518	1,520	(0.1)%	1,546	1,549	(0.2)%
Elizabethtown Gas	275	274	0.4%	276	274	0.7%
Virginia Natural Gas	275	272	1.1%	278	275	1.1%
Florida City Gas	103	103	0.0%	103	104	(1.0)%
Chattanooga Gas	61	60	1.7%	62	62	0.0%
Elkton Gas	6	6	0.0%	6	6	0.0%
Total	2,238	2,235	0.1%	2,271	2,270	0.0%

Retail Energy Operations
Average customers (in thousands)
Georgia	482	487	(1)%	491	499	(2)%
Ohio and Florida (2)	94	66	42%	87	81	7%
Total	576	553	4%	578	580	0%
Market share in Georgia	32.5%	32.7%	(0.6)%	32.4%	32.9%	(1.5)%

(2) A portion of the Ohio customers represents customer equivalents, which are computed by the actual delivered volumes divided by the expected average customer usage.

Volumes In billion cubic feet (Bcf)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% change	2011	2010	% change
Distribution Operations
Firm	20	21	(5)%	147	169	(13)%
Interruptible	25	22	14%	78	70	11%
Total	45	43	5%	225	239	(6)%

Retail Energy Operations
Georgia firm	3	3	0%	25	31	(19)%
Ohio and Florida	1	1	0%	6	7	(14)%

Wholesale Services
Daily physical sales (Bcf/day)	4.9	4.5	9%	5.1	4.4	16%
	As of September 30,
	2011	2010	% change
Energy Investments
Working natural gas capacity	13.5	13.5	0%
% of capacity under subscription (3)	67%	51%	31%

(3)
 The percentage of capacity under subscription does not include the 4 Bcf of capacity under contract with Sequent at September 30, 2011, and the 2 Bcf of capacity under contract with Sequent at September 30, 2010.

Glossary of Key Terms

Third quarter 2011 compared to third quarter 2010

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the three months ended September 30, 2011 and 2010.

	2011			2010
In millions	Operating margin (1)	Operating expenses	EBIT (1)	Operating margin (1)	Operating expenses	EBIT (1)
Distribution operations	$193	$125	$70	$183	$128	$55
Retail energy operations	11	16	(5)	10	19	(9)
Wholesale services	(29)	8	(37)	26	12	15
Energy investments	9	7	2	6	5	1
Corporate (2)	(1)	3	(5)	1	0	(1)
Consolidated	$183	$159	$25	$226	$164	$61
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)
The increase in operating expenses of $3 million is primarily due to transaction expenses associated with the proposed merger with Nicor. For more information see Note 3. Additionally, includes intercompany eliminations.

Distribution operations’ EBIT increased by $15 million or 27% compared to last year as shown in the following table.

In millions
EBIT for third quarter of 2010		$55

Operating margin
Increased revenues from new rates and regulatory infrastructure program revenues at Atlanta Gas Light	$9
Increased revenues from customer growth, higher usage and enhanced infrastructure program revenues at Elizabethtown Gas	1
Increase in operating margin		10

Operating expenses
Decreased incentive compensation expenses	$(8)
Increased depreciation expense	3
Decreased bad debt expenses	(2)
Increased outside services and other expenses	4
Decrease in operating expenses		(3)
Increase in other income		2
EBIT for third quarter of 2011		$70

Retail energy operations’ EBIT increased by $4 million or 45% compared to last year as shown in the following table.

In millions
EBIT for third quarter of 2010		$(9)

Operating margin
Increased optimization of storage and transportation assets, partially offset by unfavorable retail pricing plan mix	$2
Other	(1)
Increase in operating margin		1

Operating expenses
Decreased legal expense, partially offset by increased marketing expenses	$(3)
Decrease in operating expenses		(3)
EBIT for third quarter of 2011		$(5)

Wholesale services’ EBIT decreased by $52 million compared to last year as shown in the following table. The decreases to operating margin are discussed in more detail below the table.

In millions
EBIT for third quarter of 2010		$15

Operating margin
Change in commercial activity	$(35)
Change in transportation hedge movements from the narrowing of transportation basis spreads in 2011 as compared to the widening of transportation basis spreads in 2010	(5)
Change in storage hedge movements as a result of changing NYMEX natural gas prices	(11)
Change in LOCOM adjustment	(4)
Decrease in operating margin		(55)

Operating expenses
Decreased incentive compensation and other employee related costs	$(4)
Decrease in operating expenses		(4)
Decrease in other income		(1)
EBIT for third quarter of 2011		$(37)

Glossary of Key Terms

Change in Commercial activity The reduction in commercial activity reflects significantly lower natural gas price volatility impacting daily and intra-day storage and transportation spreads, as well as losses associated with the forward purchase and sale of natural gas generally held for use under forward transportation contracts. Our wholesale services segment also incurred credit losses of $2 million during the third quarter 2011 ($4 million on a year-to-date basis) associated with a counterparty that filed for bankruptcy during the early part of the third quarter.

Natural gas shale production in the Northeast, specifically from the Marcellus region, is resulting in new pipeline capacity constraints. During the third quarter, our wholesale services segment experienced constraints for natural gas purchased from producers in the Marcellus region, resulting in the sale of shale natural gas at a loss, higher transportation costs and the renegotiation of certain of Sequent’s producer contracts. Total losses related to these constraints during the third quarter of 2011 were approximately $15 million. We expect similar negative impacts to operating margin from these pipeline capacity constraints during the fourth quarter of 2011, but in the range of $4 million to $6 million.

Change on storage and transportation hedges Storage spreads continue to be significantly lower than in 2010 and overall natural gas price volatility remained low during the third quarter of 2011. Gains in the in the third quarter of 2010 were primarily due to significantly larger seasonal storage spreads at the time the hedges were executed and the subsequent downward movement of natural gas prices during the quarter of last year.

The following table indicates the components of wholesale services’ operating margin for the three months ended September 30, 2011 and 2010.

In millions	2011	2010
Gain on transportation hedges	$0	$5
Gain on storage hedges	14	25
Commercial activity recognized	(34)	1
Change in LOCOM adjustment	(9)	(5)
Operating margin	$(29)	$26

Energy investments’ EBIT increased by $1 million compared to last year as shown in the following table.

In millions
EBIT for third quarter of 2010		$1

Operating margin
Increased revenues at Golden Triangle Storage as a result of the start of commercial service in September 2010	$3
Increase in operating margin		3

Operating expenses
Decreased operating expenses due to sale of AGL Networks, LLC	$(2)
Increase in operating and depreciation expenses at Golden Triangle Storage as a result of the start of commercial service in September 2010	2
Increased outside services and other expenses	2
Increase in operating expenses		2
EBIT for third quarter of 2011		$2

Year-to-date 2011 compared to Year-to-date 2010

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following table for the nine months ended September 30, 2011 and 2010.

	2011			2010
In millions	Operating margin (1)	Operating expenses	EBIT (1)	Operating margin (1)	Operating expenses	EBIT (1)
Distribution operations	$676	$393	$287	$645	$388	$260
Retail energy operations	117	53	64	124	58	66
Wholesale services	29	38	(9)	76	39	38
Energy investments	26	22	4	30	25	4
Corporate (2)	(1)	19	(20)	1	3	(4)
Consolidated	$847	$525	$326	$876	$513	$364
(1)	These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein.
(2)
The increase in operating expenses of $16 million is primarily due to transaction expenses associated with the proposed merger with Nicor. For more information see Note 3. Additionally, includes intercompany eliminations.

Glossary of Key Terms

Distribution operations’ EBIT increased by $27 million or 10% compared to last year as shown in the following table.

In millions
EBIT for nine months of 2010		$260

Operating margin
Increased revenues from new rates and regulatory infrastructure program revenues at Atlanta Gas Light	$26
Increased revenues from customer growth, higher usage and enhanced infrastructure program revenues at Elizabethtown Gas	6
Decreased revenues from lower usage at Florida City Gas due to warmer weather in the first quarter of 2011	(1)
Increase in operating margin		31

Operating expenses
Decreased compensation expenses	$(4)
Increased pension expense	2
Increased depreciation expense	6
Decreased bad debt expenses	(3)
Increased outside services and other expenses	4
Increase in operating expenses		5
Increase in other income		1
EBIT for nine months of 2011		$287

Retail energy operations’ EBIT decreased by $2 million or 3% compared to last year as shown in the following table.

In millions
EBIT for nine months of 2010		$66

Operating margin
Decreased average customer usage due to warmer weather mainly in the first quarter of 2011	$(3)
Decrease related to retail pricing plan mix and optimization of storage and transportation assets	(2)
Other	(2)
Decrease in operating margin		(7)

Operating expenses
Decreased legal expense, partially offset by increased marketing expenses	$(3)
Decreased bad debt and other expenses	(2)
Decrease in operating expenses		(5)
EBIT for nine months of 2011		$64

Wholesale services’ EBIT decreased by $47 million or 124% compared to last year as shown in the following table.

In millions
EBIT for nine months of 2010		$38

Operating margin
Change in storage hedge gains as a result of changing NYMEX natural gas prices	$(22)
Change in commercial activity	(17)
Change in transportation hedge gains due to narrowing of transportation basis spreads	(4)
Change in LOCOM adjustment	(4)
Decrease in operating margin		(47)

Operating expenses
Decreased incentive compensation and other employee related costs	$(1)
Decrease in operating expenses		(1)
Decrease in other income		(1)
EBIT for nine months of 2011		$(9)

The following table indicates the components of wholesale services’ operating margin for the nine months ended September 30, 2011 and 2010.

In millions	2011	2010
Commercial activity recognized	$20	$37
Gain on transportation hedges	2	6
Gain on storage hedges	16	38
Inventory LOCOM adjustment, net of estimated current period recoveries	(9)	(5)
Operating margin	$29	$76

Glossary of Key Terms

Energy investments’ EBIT remained flat compared to last year as shown in the following table.

In millions
EBIT for nine months of 2010		$4

Operating margin
Decreased operating revenues due to sale of AGL Networks, LLC	$(11)
Increased revenues at Golden Triangle Storage as a result of the start of commercial service in September 2010	7
Decrease in operating margin		(4)

Operating expenses
Decreased operating expenses due to sale of AGL Networks, LLC	$(11)
Increase in operating and depreciation expenses at Golden Triangle Storage as a result of the start of commercial service in September 2010	6
Increased outside services and other expenses	2
Decrease in operating expenses		(3)
Decrease in other expense		(1)
EBIT for nine months of 2011		$4

Liquidity and Capital Resources

Overview The acquisition of natural gas and pipeline capacity, payment of dividends and working capital requirements are our most significant short-term financing requirements. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt. The liquidity required to fund our working capital, capital expenditures and other cash needs is primarily provided by our operating activities. Our short-term cash requirements not met by cash from operations are primarily satisfied with short-term borrowings under our commercial paper program, which is supported by our Credit Facility. Periodically, we raise funds supporting our long-term cash needs from the issuance of long-term debt or equity securities. We regularly evaluate our funding strategy and profile to ensure that we have sufficient liquidity for our short-term and long-term needs in a cost-effective manner.

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

We believe the amounts available to us under our senior notes, Credit Facility, through the issuance of debt and equity securities, combined with cash provided by operating activities, will continue to allow us to meet our needs for working capital, pension contributions, construction expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments, common share repurchases, financing requirements for the proposed Nicor merger and other cash needs through the next several years. Our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which we are unable to control. These factors include, among others, regulatory changes, the price of natural gas, the demand for natural gas and operational risks.

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

Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of equity and debt securities. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed versus floating interest rates (our variable-rate debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities. As of September 30, 2011, our variable-rate debt was 18% of our total debt, compared to 27% as of September 30, 2010. The decrease in our percentage of variable-rate debt as of September 30, 2011, compared to the same period last year, was primarily due to our securing $1.0 billion in fixed-rate debt during 2011 and that we did not have any commercial paper borrowings as of September 30, 2011. This was partially offset by our $250 million interest rate swaps entered into during May 2011.

Proposed Merger Financing On the date of the merger, each outstanding share of Nicor common stock, other than shares to be cancelled and Dissenting Shares, as defined in the Merger Agreement, will be converted into the right to receive consideration of (i) 0.8382 of a share of our common stock and (ii) $21.20 in cash. The value of the consideration to be paid to Nicor shareholders is equal to approximately $2.6 billion based upon the closing price of our common stock on the New York Stock Exchange on October 31, 2011 and the amount of Nicor shares outstanding; however, this amount will fluctuate with changes in the price of our common stock. A 10% change in the market price of our common stock as of October 31, 2011 would increase or decrease the total consideration by approximately $162 million, which would be reflected as an increase in or decrease to the purchase consideration to be paid to the shareholders of Nicor. We anticipate incurring indebtedness in connection with financing the cash portion of the purchase consideration equal to approximately $977 million, and to pay transaction fees and expenses. At the closing of the proposed Nicor merger, we will also assume all of Nicor’s outstanding debt, which was approximately $811 million at September 30, 2011.

Glossary of Key Terms

In December 2010, we entered into a 364-day Bridge Facility to provide temporary financing in the event that permanent financing could not be completed prior to closing the proposed merger. The Bridge Facility allowed us to borrow up to $1.05 billion, with proceeds to be used to fund the cash portion of the purchase consideration and to pay related fees and expenses for the proposed merger. Following our 2011 issuances of senior notes, discussed below, we gave notice to the administrative agent to terminate the Bridge Facility.

We have issued or secured long-term debt financing to pay the cash portion of the purchase consideration. This includes approximately $200 million from our $500 million in senior notes that were issued on March 16, 2011, $500 million in senior notes that were issued on September 15, 2011 and $275 million in senior notes that were issued in the private placement market on October 27, 2011.

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

Factors we consider important in assessing our credit ratings include our Statements of Financial Position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of September 30, 2011, and reflects no change from December 31, 2010.

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

Default provisions As of September 30, 2011, December 31, 2010 and September 30, 2010, we were in compliance with all of our debt provisions and covenants, both financial and non-financial. Additionally, our Bridge Facility contains the same financial covenant and similar non-financial covenants ad default provisions as contained in our Credit Facility: however, most of these are not in effect until we draw under the facility.

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

	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2010
Short-term debt	0%	23%	23%
Long-term debt	59	37	35
Total debt	59	60	58
Equity	41	40	42
Total capitalization	100%	100%	100%

Cash Flows

The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Nine months ended September 30,
In millions	2011	2010
Net cash provided by (used in):
Operating activities	$560	$554
Investing activities	(292)	(301)
Financing activities	(127)	(265)
Net increase (decrease) in cash and cash equivalents	$141	$(12)

Cash Flow from Operating Activities In the first nine months of 2011, our net cash flow provided from operating activities was $560 million, an increase of $6 million, which is in line with our operating cash flow from the same period in 2010. This increase resulted from a $59 million decrease in cash collateral requirements for our derivative financial instrument activities due to the change in forward NYMEX curve prices in 2011 and a $33 million change in deferred natural gas costs primarily due to decreased natural gas costs at Virginia Natural Gas and Elizabethtown Gas. Offsetting this, we had a $53 million decrease in operating cash flow resulting from loaned gas activities associated with park and loan gas transactions which was due in part to fewer opportunities resulting from a weakening of storage price differentials. Additionally, we had a $36 million increase in cash used by energy marketing receivables and payables (net) as a result of increased purchase volumes at Sequent.

Cash Flow from Investing Activities Our investing activities consisted of PP&E expenditures of $292 million for the nine months ended September 30, 2011, compared to $370 million for the same period in 2010. The decrease of $78 million, or 21%, in PP&E expenditures was primarily due to a $85 million decrease in expenditures for the construction of the Golden Triangle Storage natural gas storage facility due to the completion of base infrastructure spending and completion of the first cavern, offset by an $8 million increase in expenditures at Meadow Branch related to the landfill gas project. This net decrease was partially offset by the proceeds received in the prior year from our 2010 disposition of AGL Networks.

Cash Flow from Financing Activities

Short-term debt Our short-term debt during the first nine months of 2011 was composed of borrowings and payments under our Credit Facility and commercial paper program, the current portion of our capital leases and our senior notes maturing in less than one year.

In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Largest balance outstanding (2)
Current portion of long-term debt	$15	$21	$300
Capital leases	2	2	2
Commercial paper	0	282	835
Term loan facility (3)	0	16	150
(1)	As of September 30, 2011.
(2)	For the nine months ended September 30, 2011.
(3)	On February 14, 2011, the Term Loan Facility was repaid through additional commercial paper borrowings at which time the Term Loan Facility expired.

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

Glossary of Key Terms

During the nine months ended September 30, of 2011, our short-term debt balances were also impacted by our September 15, 2011 concurrent public offerings of senior notes in the aggregate principal amount of $500 million which was used to completely repay all of our outstanding commercial paper borrowings as of September 30, 2011. We had outstanding commercial paper borrowings of $732 million at December 31, 2010 and $674 million at September 30, 2010.

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

The lenders under our Credit Facility and Bridge Facility as of September 30, 2011 are all major financial institutions with approximately $1.6 billion of committed balances and all have investment grade credit ratings. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal. As of September 30, 2011 and 2010, we had no outstanding borrowings on our Credit Facility or Bridge Facility.

Long-term debt On March 16, 2011, we completed a public offering of $500 million of 30 year senior notes with an interest rate of 5.9%. A portion of the net proceeds of this offering was used to pay down the commercial paper borrowings that were used to repay the $300 million of senior notes that matured on January 14, 2011.

On September 15, 2011, we completed two concurrent public offerings of senior notes in the aggregate principal amount of $500 million, comprised of an incremental $200 million of our 5.9% senior notes due 2041 and $300 million in new 3.5% senior notes that are due in 2021.

On October 27, 2011, we completed an issuance of $275 million in senior notes in the private placement market, comprised of $120 million of Series A senior notes due 2016 at an initial interest rate of 1.9% and $155 million of Series B senior notes due 2016 at an interest rate of 3.5%.

Other than as set forth above with respect to $300 million of our March 2011 public offering, the proceeds from these issuances are expected to be used to pay a portion of the cash consideration and expenses incurred in connection with the proposed merger with Nicor, if completed, or for other general corporate purposes.

Noncontrolling Interest We recorded a cash distribution for SouthStar’s dividends paid to Piedmont of $16 million for the nine months ended September 30, 2011 and $27 million for the nine months ended September 30, 2010. The primary reason for the reduction in the distribution to Piedmont is due to our increased ownership percentage in SouthStar in 2010, as the current year distribution was paid on 2010 earnings and the 2010 distribution was paid on the 2009 earnings.

Dividends on Common Stock Our common stock dividend payments were $102 million for the nine months ended September 30, 2011 and $99 million for the nine months ended September 30, 2010. The increase was generally the result of an annual dividend increase of $0.04 per share last year.

Contractual Obligations and Commitments We have incurred various contractual obligations and financial commitments in the normal course of our operating and financing activities that are reasonably likely to have a material effect on liquidity or the availability of requirements for capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. For additional information on our obligations and commitments, see Note 9.

Pension Contributions In the first nine months of 2011 we contributed $50 million to our qualified pension plans and an additional $6 million in October 2011 for a total of $56 million during 2011. We do not plan to make any additional contributions during 2011. In the nine months ended September 30, 2010, we contributed $26 million to our pension plans.

During the nine months ended September 30, 2011, we recorded net periodic benefit costs of $15 million related to our defined pension and postretirement benefit plans compared to $13 million during the same period last year. We estimate that during the remainder of 2011, we will record net periodic pension and other postretirement benefit costs in the range of $4 million to $6 million, a $1 million increase compared to 2010. In determining our estimated expenses for 2011, our actuarial consultant assumed an 8.50% expected return on plan assets and a discount rate of 5.40% for the AGL Retirement Plan and 5.20% for the NUI Retirement Plan and for our postretirement plan.

Glossary of Key Terms

The following table illustrates our expected future contractual obligation payments such as debt and lease agreements, and commitments and contingencies as of September 30, 2011.

							2016 &
In millions	Total	2011	2012	2013	2014	2015	Thereafter
Recorded contractual obligations:

Long-term debt	$2,687	$0	$0	$225	$0	$200	$2,262
Regulatory infrastructure program costs (1)	257	11	108	138	0	0	0
Environmental remediation liabilities (1)	189	4	27	31	32	18	77
Short-term debt and current portion of long-term debt	17	2	15	0	0	0	0
Total	$3,150	$17	$150	$394	$32	$218	$2,339

Unrecorded contractual obligations and commitments (2) (7):

Pipeline charges, storage capacity and gas supply (3)	$1,750	$156	$455	$320	$202	$123	$494
Interest charges (4)	2,118	34	133	126	123	113	1,589
Operating leases (5)	188	5	19	20	17	16	111
Asset management agreements (6)	20	3	10	6	1	0	0
Standby letters of credit, performance / surety bonds	15	1	14	0	0	0	0
Total	$4,091	$199	$631	$472	$343	$252	$2,194
(1)	Includes amounts recoverable through rate rider mechanisms. For more on our environmental remediation liabilities, see Note 9.
(2)	In accordance with GAAP, these items are not reflected in our Condensed Consolidated Statements of Financial Position.
(3)
Includes amounts recoverable through a natural gas cost recovery mechanism or alternatively billed to Marketers, and includes demand charges associated with Sequent. Also includes SouthStar’s natural gas purchase commitments of 10 Bcf at floating gas prices calculated using forward natural gas prices as of September 30, 2011, and are valued at $40 million.

(4)
Floating rate debt is based on the interest rate as of September 30, 2011, and the maturity of the underlying debt instrument. As of September 30, 2011, we have $35 million of accrued interest on our Condensed Consolidated Statements of Financial Position that will be paid over the next 12 months.

(5)
We have certain operating leases with provisions for step rent or escalation payments and certain lease concessions. We account for these leases by recognizing the future minimum lease payments on a straight-line basis over the respective minimum lease terms, in accordance with authoritative guidance related to leases. However, this lease accounting treatment does not affect the future annual operating lease cash obligations as shown herein. Additionally, minimum payments have not been reduced by minimum sublease rentals of $13 million due in the future under noncancelable subleases.

(6)	Represent fixed-fee minimum payments for Sequent’s asset management agreements.
(7)
The Merger Agreement with Nicor contains termination rights for both us and Nicor and provides that, if we terminate the agreement under specified circumstances, we may be required to pay a termination fee of $67 million. In addition, if we terminate the agreement due to a failure to obtain the necessary financing for the transaction, we may also be required to pay Nicor $115 million: however, given that we have issued, or secured, long-term debt financing to pay the cash portion of the purchase consideration, the risk of having to pay this $115 million fee has been greatly reduced.

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

Accounting Developments

On May 12, 2011, the FASB issued authoritative guidance related to fair value measurements. The guidance expands the qualitative and quantitative disclosures for Level 3 significant unobservable inputs, permits the use of premiums and discounts to value an instrument if it is standard practice and limits best use valuation to non-financial assets and liabilities. This guidance will be effective for us beginning January 1, 2012. We do not expect the guidance to have a material impact on our consolidated financial statements.

Glossary of Key Terms

On June 16, 2011, the FASB issued authoritative guidance related to comprehensive income. The guidance eliminates the option to present other comprehensive income in the Statements of Equity, but instead allows companies to elect to present net income and other comprehensive income in one continuous statement (Statements of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or other comprehensive income and earnings per share will still be calculated based on net income. This guidance will be effective for us beginning January 1, 2012. This guidance will not have a material impact on our consolidated financial statements.

On September 15, 2011, the FASB issued authoritative guidance related to goodwill impairment testing. The guidance provides us with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the total events or circumstances, we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The guidance also gives us the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test and resume performing the qualitative assessment in any subsequent period. This guidance will be effective for our goodwill impairment testing beginning January 1, 2012.

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

The following tables include the fair value and average values of our consolidated derivative financial instruments as of the dates indicated. We base the average values on monthly averages for the nine months ended September 30, 2011 and 2010.

	Derivative financial instruments average values (1) at September 30,
In millions	2011	2010
Asset	$195	$233
Liability	46	99
(1)	Excludes cash collateral amounts.

	Derivative financial instruments fair values netted with cash collateral at
In millions	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2010
Asset	$186	$228	$269
Liability	59	48	90

Glossary of Key Terms

The following tables illustrate the change in the net fair value of our derivative financial instruments during the periods presented, and provide details of the net fair value of contracts outstanding as of the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2011	2010	2011	2010
Net fair value of derivative financial instruments outstanding at beginning of period	$46	$77	$75	$121
Derivative financial instruments realized or otherwise settled during the period	(15)	(26)	(72)	(93)
Change in the net fair value of derivative financial instruments	17	37	45	60
Net fair value of derivative financial instruments outstanding at end of period	48	88	48	88
Netting of cash collateral	79	91	79	91
Cash collateral and net fair value of derivative financial instruments outstanding at end of period	$127	$179	$127	$179

The sources of net fair value of our derivative financial instruments at September 30, 2011, are as follows:

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through
2011	$3	$11
2012 – 2013	(48)	70
2014 – 2016	12	0
Total derivative financial instruments (3)	$(33)	$81
(1)	Valued using NYMEX futures prices and other quoted sources.
(2)
Values primarily related to basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(3)	Excludes cash collateral amounts.

Natural Gas Price Risk

Value at Risk Our open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management, including the chief risk officer. Because we generally manage physical gas assets and economically protect our positions by hedging in the futures markets, our open exposure is generally immaterial, permitting us to operate within relatively low VaR limits. We employ daily risk testing, using both VaR and stress testing, to evaluate the risks of its open positions. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Natural gas price volatility and energy marketing activities, for additional information about natural gas prices.

Management actively monitors open natural gas positions and the resulting VaR. We continue to maintain a relatively matched book, where our total buy volume is close to sell volume with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, our portfolio of positions for the periods presented had the following VaRs.

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2011	2010	2011	2010
Period end	$1.9	$1.1	$1.9	$1.1
Average	1.8	1.4	1.5	1.4
High	2.9	2.0	2.9	3.0
Low	0.8	1.1	0.8	0.7

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $410 million of variable-rate debt outstanding at September 30, 2011, a 100 basis point change in average market interest rates would have resulted in an increase in pretax interest expense of $4 million on an annualized basis.

We have $300 million of 6.4% senior notes due in July 2016. In May 2011, we entered into interest rate swaps related to these senior notes to effectively convert a nominal amount of $250 million from fixed rate senior notes to a variable rate obligation. The interest rate resets quarterly based on LIBOR plus 3.9%. This helps us achieve our desired mix of variable to fixed rate debt (i.e. variable debt target of 20% to 45% of total debt). For additional information, see Note 5.

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

Sequent, which provides services to marketers and utility and industrial customers, also has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. As of September 30, 2011, Sequent’s top 20 counterparties represented approximately 55% of the total counterparty exposure of $372 million. Sequent’s counterparties, or the counterparties’ guarantors, had a weighted-average S&P equivalent credit rating of BBB+ at September 30, 2011, December 31, 2010 and September 30, 2010. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P and Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being the equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios for that counterparty. To arrive at the weighted-average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent.

The following table shows Sequent’s third-party natural gas contracts receivable and payable positions as of the periods presented.

	Gross receivables			Gross payables
	Sep. 30,	Dec. 31,	Sep. 30,	Sep. 30,	Dec. 31,	Sep. 30,
In millions	2011	2010	2010	2011	2010	2010
Netting agreements in place:
Counterparty is investment grade	$364	$515	$335	$275	$341	$231
Counterparty is non-investment grade	8	11	10	22	40	25
Counterparty has no external rating	133	260	99	280	363	259
No netting agreements in place:
Counterparty is investment grade	4	2	8	6	0	1
Counterparty has no external rating	3	0	1	3	0	0
Amount recorded on statements of financial position	$512	$788	$453	$586	$744	$516

Sequent has certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, Sequent would need to post collateral to continue transacting business with some of its counterparties. If such collateral were not posted, Sequent’s ability to continue transacting business with these counterparties would be negatively impacted. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements between Sequent and its counterparties would have totaled $14 million at September 30, 2011, which would not have a material impact to our condensed consolidated results of operations, cash flows or financial condition.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our 2010 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2011, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Glossary of Key Terms

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in several class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with us. The complaints allege that we aided and abetted alleged breaches of fiduciary duty by Nicor’s Board of Directors. The shareholder lawsuits seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from completing the proposed merger and, in certain circumstances, damages. In March 2011, the parties entered into an agreement to resolve all of the shareholder lawsuits, subject to court approval, based on Nicor providing certain supplemental disclosures to our joint proxy statement filed on April 28, 2011. The court has preliminarily approved the agreement, a fairness hearing is set for December 11, 2011 and we expect the court to approve the agreement at this hearing. This lawsuit will have no effect on the closing of the merger.

For more information regarding some of these proceedings, see Note 9 under the caption “Litigation.”

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

Risks Related to Our Proposed Merger with Nicor

The merger may be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.

We provided a voluntary notice of the merger to the New Jersey BPU and the Maryland Public Service Commission (Maryland Commission), which included a description of the transaction, described the benefits of the transaction and explained why we do not believe that the approval of the New Jersey BPU or Maryland Commission is required to complete the merger. In May 2011, the Maryland Commission issued a letter stating that it had reviewed the notification of proposed merger filed by the Company and after considering the matter, noted the transaction. It is possible that the New Jersey BPU will open proceedings to determine whether they have jurisdiction over the merger. In the event that they are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

Our indebtedness following the merger will be higher than our existing indebtedness, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and may cause us to issue additional equity in the future, which would increase the dilution of our shareholders or reduce earnings.

In connection with the merger, we will assume Nicor’s outstanding debt. Our total indebtedness as of December 31, 2010 was approximately $2.7 billion. Our pro forma total indebtedness as of December 31, 2010, after giving effect to the merger, would have been approximately $4.7 billion (including approximately $0.3 billion of currently payable long-term debt, approximately $1.2 billion of short-term borrowings and approximately $3.2 billion of long-term debt and other long-term obligations).

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

In March 2011, the parties entered into an agreement to resolve all of the shareholder lawsuits, subject to court approval, based on Nicor providing certain supplemental disclosures to our joint proxy statement filed on April 28, 2011. The court has preliminarily approved the agreement, a fairness hearing is set for December 11, 2011 and we expect the court to approve the agreement at this hearing. This lawsuit will have no effect on the closing of the merger. For more information on our proposed merger with Nicor see Note 3.

There have been no other significant changes to our risk factors included in Item 1A of our 2010 Form 10-K.

Glossary of Key Terms

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about purchases of our common stock by us and any affiliated purchasers during the three months ended September 30, 2011. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We currently anticipate holding the repurchased shares as treasury shares.

Period	Total number of shares purchased (1)	Average price paid per share
July 2011	3,105	$41.15
August 2011	0	0.00
September 2011	3,333	23.15
Total third quarter	6,438	$31.83
(1)
(1)
On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan (Officer Plan). We purchased 6,438 shares for such purposes in the third quarter of 2011. As of September 30, 2011, we had purchased a total of 383,591 of the 600,000 shares authorized for purchase, leaving 216,409 shares available for purchase under this program.

Item 5. Other Information

Private Placement of Senior Notes On August 31, 2011, as previously reported in AGL Resources Inc.’s Current Report on Form 8-K filed on September 7, 2011, AGL Capital Corporation, a wholly-owned subsidiary of AGL Resources Inc., entered into a note purchase agreement with various institutional investors providing for the sale by AGL Capital Corporation to the purchasers of $275 million aggregate principal amount of AGL Capital Corporation’s senior notes, consisting of $120 million of Series A senior notes due 2016 and $155 million of Series B senior notes due 2018.  The senior notes are guaranteed by AGL Resources. The Series A notes bear interest at an initial rate of 1.9% and the Series B notes bear interest at a rate of 3.5%.

On October 27, 2011, AGL Capital Corporation completed the sale of the notes to the purchasers. The Series A and Series B notes mature on the fifth and seventh anniversaries of such closing date, respectively. The notes were sold to the purchasers in a private offering exempt from the registration provisions of the Securities Act of 1933, as amended.

For additional information concerning these issuances please see Current Report on Form 8-K filed with the SEC on September 7, 2011.

Glossary of Key Terms

Item 6. Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

4.1	Form of AGL Capital Corporation Series A Senior Notes due 2016 (Exhibit 4.1, AGL Resources Inc. Form 8-K dated September 7, 2011).

4.2	Form of AGL Capital Corporation Series B Senior Notes due 2018 (Exhibit 4.2, AGL Resources Inc. Form 8-K dated September 7, 2011).

10.1
Note Purchase Agreement dated August 31, 2011, by and among AGL Capital Corporation as issuer, AGL Resources Inc. as guarantor and each of the note purchasers signatory thereto (Exhibit 10.1, AGL Resources Inc. Form 8-K dated September 7, 2011).

10.2
First Amendment as of August 11, 2011 to Bridge Term Loan Credit Agreement as of December 21, 2010 by and among AGL Capital Corporation, AGL Resources Inc., Goldman Sachs Bank USA, as administrative agent, and the several lenders named therein.

10.3
Second Amendment as of August 11, 2011 to Credit Agreement as of September 15, 2010, as amended, by and among AGL Capital Corporation, AGL Resources Inc., Wells Fargo Bank, National Association, as administrative agent, and the several lenders named therein.

10.4
Second Amendment dated as of August 11, 2011 to Reimbursement Agreement dated as of October 14, 2010, as amended, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., JPMorgan Chase Bank, N.A., as administrative agent and lead arranger, and the several other banks and other financial institutions named therein.

10.5
Second Amendment dated as of August 11, 2011 to Reimbursement Agreement dated as of October 14, 2010, as amended, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, New York Branch, as administrative agent and lead arranger, and the several other banks and other financial institutions named therein.

10.6
Second Amendment dated as of August 11, 2011 to Reimbursement Agreement dated as of October 14, 2010, as amended, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd, New York Branch, as administrative agent and lead arranger, and the several other banks and other financial institutions named therein.

10.7
Second Amendment dated as of August 11, 2011 to Reimbursement Agreement dated as of October 14, 2010, as amended, by and among Pivotal Utility Holdings, Inc., AGL Resources Inc., JPMorgan Chase Bank, N.A., as administrative agent and lead arranger, and the several other banks and other financial institutions named therein.

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

(1) Furnished, not filed.

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Condensed Consolidated Statements of Financial Position at September 30, 2011, December 31, 2010 and September 30, 2010; (iii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2011 and 2010; (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010; (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (vii) Notes to Condensed Consolidated Financial Statements.

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

AGL RESOURCES INC.
(Registrant)

Date: November 2, 2011                                                                /s/ Andrew W. Evans
                   Executive Vice President and Chief Financial Officer

Glossary of Key Terms