Form 10-Q
period 2012-03-31
AGL RESOURCES INC
filed 2012-05-01
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of April 26, 2012
Common Stock, $5.00 Par Value	117,310,372

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

Glossary of Key Terms

GLOSSARY OF KEY TERMS

2011 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012
AGL Capital	AGL Capital Corporation
AGL Credit Facility	$1.3 billion credit agreement entered into by AGL Capital to support the AGL Capital commercial paper program
Atlanta Gas Light	Atlanta Gas Light Company
Bcf	Billion cubic feet
Central Valley	Central Valley Gas Storage, LLC
Chattanooga Gas	Chattanooga Gas Company
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

Mcf	Thousand cubic feet
MGP	Manufactured gas plant
Moody’s	Moody’s Investors Service
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
Nicor	Nicor Inc. - an acquisition completed in December 2011 and former holding company of Nicor Gas
Nicor Advanced Energy	Prairie Point Energy, LLC, doing business as Nicor Advanced Energy
Nicor Gas	Northern Illinois Gas Company, doing business as Nicor Gas Company
Nicor Gas Credit Facility	$700 million credit facility entered into by Nicor Gas to support its commercial paper program
Nicor Services	Nicor Energy Services Company
Nicor Solutions	Nicor Solutions, LLC
NUI	NUI Corporation – an acquisition completed in November 2004
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
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

PBR	Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance
Piedmont	Piedmont Natural Gas Company, Inc.
PP&E	Property, plant and equipment
S&P	Standard & Poor’s Ratings Services
Sawgrass Storage	Sawgrass Storage, LLC
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
Seven Seas	Seven Seas Insurance Company, Inc.
SNG	Substitute natural gas, a synthetic form of gas manufactured from coal
SouthStar	SouthStar Energy Services LLC
STRIDE	Atlanta Gas Light’s Strategic Infrastructure Development and Enhancement program
Term Loan Facility	$300 million credit agreement entered into by AGL Capital to repay the $300 million senior notes due in 2011
TEU	Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container
Triton	Triton Container Investments LLC, a cargo container leasing company in which we have an investment
Tropical Shipping	A wholly owned business and a carrier of containerized freight in the Bahamas and the Caribbean region
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission, the state regulatory agency for Virginia Natural Gas
WACOG	Weighted average cost of gas
WNA	Weather normalization adjustment

Glossary of Key Terms

PART 1 - Financial Information
    Item 1. Financial Statements
AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

	As of
In millions	March 31, 2012	December 31, 2011	March 31, 2011
Current assets
Cash and cash equivalents	$71	$69	$85
Short-term investments	57	53	0
Receivables
Energy marketing receivables	386	607	565
Gas, unbilled and other receivables	577	692	367
Less allowance for uncollectible accounts	19	15	21
Total receivables	944	1,284	911
Inventories, net	464	750	361
Derivative instruments – current portion	218	226	111
Regulatory assets – current portion	137	131	73
Other current assets	131	233	46
Total current assets	2,022	2,746	1,587
Long-term assets and other deferred debits
Property, plant and equipment	9,920	9,779	6,348
Less accumulated depreciation	1,947	1,879	1,830
Property, plant and equipment, net	7,973	7,900	4,518
Goodwill	1,813	1,813	418
Regulatory assets – noncurrent portion	1,057	1,079	434
Derivative instruments – noncurrent portion	48	62	29
Other	326	313	40
Total long-term assets and other deferred debits	11,217	11,167	5,439
Total assets	$13,239	$13,913	$7,026
Current liabilities
Energy marketing trade payables	$425	$590	$628
Accounts payable – trade	205	294	154
Regulatory liabilities – current portion	173	112	77
Accrued expenses	145	162	141
Accrued regulatory infrastructure program costs – current portion	149	131	69
Short-term debt	730	1,321	25
Derivative instruments – current portion	93	99	25
Accrued environmental remediation liabilities – current portion	39	37	15
Other current liabilities	389	338	179
Total current liabilities	2,348	3,084	1,313
Long-term liabilities and other deferred credits
Long-term debt	3,558	3,561	2,173
Accumulated deferred income taxes	1,447	1,445	803
Regulatory liabilities – noncurrent portion	1,431	1,405	296
Accrued pension obligations	228	238	153
Accrued regulatory infrastructure program costs	110	145	143
Accrued environmental remediation liabilities	289	290	126
Accrued other retirement benefit costs	318	320	34
Derivative instruments – noncurrent portion	10	11	3
Other long-term liabilities and other deferred credits	74	75	62
Total long-term liabilities and other deferred credits	7,465	7,490	3,793
Total liabilities and other deferred credits	9,813	10,574	5,106
Commitments, guarantees and contingencies (see Note 9)
Equity
AGL Resources Inc. common shareholders’ equity, $5 par value; 750,000,000 shares authorized	3,410	3,318	1,903
Noncontrolling interest	16	21	17
Total equity	3,426	3,339	1,920
Total liabilities and equity	$13,239	$13,913	$7,026
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
In millions, except per share amounts	2012	2011
Operating revenues	$1,404	$878
Operating expenses
Cost of goods sold	719	455
Operation and maintenance	245	126
Depreciation and amortization	104	41
Taxes other than income taxes	64	13
Nicor merger expenses	10	5
Total operating expenses	1,142	640
Operating income	262	238
Other income	4	1
Interest expense, net	(47)	(29)
Earnings before income taxes	219	210
Income tax expense	80	76
Net income	139	134
Less net income attributable to the noncontrolling interest	9	10
Net income attributable to AGL Resources Inc.	$130	$124
Per common share data
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$1.12	$1.60
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$1.11	$1.59
Cash dividends declared per common share	$0.36	$0.45
Weighted average number of common shares outstanding
Basic	116.7	77.7
Diluted	117.0	78.0
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	March 31,
In millions	2012	2011
Net income	$139	$134
Other comprehensive income (loss), net of tax
Retirement benefit plans
Reclassification of losses and prior service costs to net periodic pension cost (net of income tax of $1 in 2012)	1	0
Retirement benefit plans, net	1	0
Cash flow hedges, net of tax
Net derivative instrument losses arising during the period (net of income tax of $1 in 2012 and $1 in 2011)	(2)	(1)
Cash flow hedges, net	(2)	(1)
Other comprehensive loss, net of tax	(1)	(1)
Comprehensive income	138	133
Less comprehensive income attributable to noncontrolling interest	0	0
Comprehensive income attributable to AGL Resources Inc.	$138	$133
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2010	78.0	$391	$631	$943	$(150)	$(2)	$23	$1,836
Net income	0.0	0	0	124	0	0	10	134
Other comprehensive loss	0.0	0	0	0	(1)	0	0	(1)
Dividends on common stock ($0.45 per share)	0.0	0	1	(35)	0	0	0	(34)
Distributions to noncontrolling interest	0.0	0	0	0	0	0	(16)	(16)
Benefit, dividend reinvestment and stock purchase plans	0.2	1	2	0	0	(2)	0	1
Purchase of treasury shares	0.0	0	0	0	0	(2)	0	(2)
Stock-based compensation expense (net of tax)	0.0	0	2	0	0	0	0	2
Balance as of March 31, 2011	78.2	$392	$636	$1,032	$(151)	$(6)	$17	$1,920

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2011	117.0	$586	$1,989	$967	$(217)	$(7)	$21	$3,339
Net income	0.0	0	0	130	0	0	9	139
Other comprehensive loss	0.0	0	0	0	(1)	0	0	(1)
Dividends on common stock ($0.36 per share)	0.0	0	0	(42)	0	0	0	(42)
Distributions to noncontrolling interest	0.0	0	0	0	0	0	(14)	(14)
Benefit, dividend reinvestment and stock purchase plans	0.2	1	3	0	0	(1)	0	3
Stock-based compensation expense (net of tax)	0.0	0	2	0	0	0	0	2
Balance as of March 31, 2012	117.2	$587	$1,994	$1,055	$(218)	$(8)	$16	$3,426
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
In millions	2012	2011
Cash flows from operating activities
Net income	$139	$134
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	104	41
Change in derivative instrument assets and liabilities	15	48
Deferred income taxes	0	23
Changes in certain assets and liabilities
Inventories, net of temporary LIFO liquidation	375	278
Receivables, other than energy marketing	119	28
Prepaid taxes	90	26
Energy marketing receivables and trade payables, net	56	107
Trade payables, other than energy marketing	(89)	(23)
Other – net	7	56
Net cash flow provided by operating activities	816	718
Cash flows from investing activities
Expenditures for property, plant and equipment	(171)	(94)
Net cash flow used in investing activities	(171)	(94)
Cash flows from financing activities
Net payments and borrowings of short-term debt	(591)	(707)
Dividends paid on common shares	(42)	(34)
Distribution to noncontrolling interest	(14)	(16)
Payment of senior notes	0	(300)
Payments of term loan facility	0	(150)
Proceeds from term loan facility	0	150
Issuance of senior notes	0	495
Other	4	(1)
Net cash flow used in financing activities	(643)	(563)
Net increase in cash and cash equivalents	2	61
Cash and cash equivalents at beginning of period	69	24
Cash and cash equivalents at end of period	$71	$85
Cash paid during the period for
Interest	$54	$36
Income taxes	$0	$1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

EAGL RESOURCES INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Basis of Presentation

General

AGL Resources Inc. is an energy services holding company that conducts substantially all its operations through its subsidiaries. Unless the context requires otherwise, references to “we,” “us,” “our,” the “company,” or “AGL Resources” mean consolidated AGL Resources Inc. and its subsidiaries.

On December 9, 2011, we closed our merger with Nicor and created a combined company with increased scale and scope in the distribution, storage and transportation of natural gas. As such, the businesses acquired as part of the merger are included for 2012 but not 2011 in our unaudited Condensed Consolidated Financial Statements. See Note 3 for additional information.

In addition, as a result of the Nicor merger, AGL Resources shareholders of record as of the close of business on December 8, 2011, received a pro rata dividend for the stub period, accruing from November 19, 2011. The dividend payments made in February 2012 were reduced by this stub period dividend.

The December 31, 2011 Condensed Consolidated Statement of Financial Position data was derived from our audited financial statements, but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited Condensed Consolidated Financial Statements under the rules and regulations of the SEC. In accordance with such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. Our unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these unaudited Condensed Consolidated Financial Statements in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K.

Due to the seasonal nature of our business and other factors, our results of operations and our financial condition for the periods presented, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include our accounts, the accounts of our wholly owned subsidiaries, the accounts of our majority-owned and controlled subsidiaries and the accounts of our consolidated variable interest entity (VIE) for which we are the primary beneficiary. For unconsolidated entities that we do not control, but exercise significant influence over, we use the equity method of accounting and our proportionate share of income or loss is recorded in the unaudited Condensed Consolidated Statements of Income. See Note 8 for additional information. We have eliminated intercompany profits and transactions in consolidation except for intercompany profits where recovery of such amounts are probable under the affiliates’ rate regulation process.

Certain amounts from prior periods have been reclassified and revised to conform to the current-period presentation. The reclassifications and revisions had no material impact on our prior period balances.

Note 2 – Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K. There were no significant changes to our accounting policies during the three months ended March 31, 2012.

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis. Our estimates may involve complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. The most significant estimates relate to our pipeline replacement program accruals, environmental liability accruals, uncollectible accounts and other allowance for contingent losses, goodwill and intangible assets, retirement plan benefit obligations, derivative and hedging activities and provisions for income taxes. Our actual results could differ from our estimates.

Glossary of Key Terms

Investments

Our investments in debt and equity securities are as follows:

In millions	March 31, 2012	December 31, 2011	March 31, 2011
Money market funds	$68	$59	$0
Corporate bonds	8	6	0
Other investments	5	7	0
Total	$81	$72	$0

Investments in debt and equity securities are classified on the unaudited Condensed Consolidated Statements of Financial Position as follows:

In millions	March 31, 2012	December 31, 2011	March 31, 2011
Cash equivalents	$13	$9	$0
Short-term investments	57	53	0
Long-term investments	11	10	0
Total	$81	$72	$0

Investments categorized as trading (including money market funds) totaled $68 million at March 31, 2012 and $59 million at December 31, 2011.

Corporate bonds and certain other investments are categorized as held-to-maturity. The contractual maturities of the held-to-maturity investments at March 31, 2012 are as follows:

	Years to maturity
In millions	Less than 1 year	1-5 years	5-10 years	Total
Held-to-maturity investments	$2	$6	$0	$8

Our investments also include certain investments, including certificates of deposit and bank accounts, maintained to fulfill statutory or contractual requirements. These investments totaled $1 million at March 31, 2012 and $3 million at December 31, 2011. Gains or losses included in earnings resulting from the sale of investments were not significant.

Inventories

Nicor Gas’ inventory is carried at cost on a last-in-first-out (LIFO) basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of goods sold at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded as a temporary LIFO inventory liquidation. This is classified in other current liabilities on our unaudited Condensed Consolidated Statements of Financial Position. The inventory decrement as of March 31, 2012 is expected to be restored prior to year-end. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of goods sold at the actual LIFO cost of the layers liquidated.

Our retail operations, wholesale services and midstream operations segments evaluate the weighted average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other-than-temporary. For any declines considered to be other-than-temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market price. Consequently, as a result of declining natural gas prices during the three months ended March 31, 2012 and 2011, retail operations, wholesale services and midstream operations recorded LOCOM adjustments to cost of goods sold in the following amounts, to reduce the value of their inventories to market value.

In millions	2012	2011
Retail operations	$3	$0
Wholesale services	18	0
Midstream operations	1	0

Energy Marketing Receivables and Payables

Our wholesale services segment provides services to retail and wholesale marketers and utility and industrial customers. These customers, also known as counterparties, utilize netting agreements, which enable our wholesale services segment to net receivables and payables by counterparty. Wholesale services also nets across product lines and against cash collateral, provided the master netting and cash collateral agreements include such provisions. The amounts due from or owed to wholesale services’ counterparties are settled net, but are recorded on a gross basis in our unaudited Condensed Consolidated Statements of Financial Position as energy marketing receivables and energy marketing payables.

Glossary of Key Terms

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of March 31, 2012, December 31, 2011 and March 31, 2011, the collateral that wholesale services would have been required to post if our credit ratings had been downgraded to non-investment grade status would not have had a material impact to our consolidated results of operations, cash flows or financial condition. However, if such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be negatively impacted.

Fair Value Measurements

We have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying values of cash and cash equivalents, short and long-term investments, derivative assets and liabilities, short-term debt, other current assets and liabilities and accrued interest approximate fair value. The nonfinancial assets and liabilities include pension and other retirement benefits, which are presented in Note 4 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K.

As defined in the authoritative guidance related to fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in valuing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements to utilize the best available information. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the observance of those inputs in accordance with the fair value hierarchy.

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

Distribution Operations Nicor Gas, subject to review by the Illinois Commission, and Elizabethtown Gas, in accordance with a directive from the New Jersey BPU, enter into derivative instruments to hedge the impact of market fluctuations in natural gas prices. In accordance with the authoritative guidance related to derivatives and hedging, such derivative transactions are accounted for at fair value each reporting period in our unaudited Condensed Consolidated Statements of Financial Position. In accordance with regulatory requirements realized gains and losses related to these derivatives are reflected in natural gas costs and ultimately included in billings to customers. Thus, hedge accounting is not elected and, in accordance with accounting guidance pertaining to rate-regulated entities, unrealized changes in the fair value of these derivative instruments are deferred or accrued as regulatory assets or liabilities.

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

We currently have minimal hedge ineffectiveness defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item. This cash flow hedge ineffectiveness is recorded in cost of goods sold in our unaudited Condensed Consolidated Statements of Income in the period in which it occurs. We have not designated the remainder of our derivative instruments as hedges under the authoritative guidance related to derivatives and hedging and, accordingly, we record changes in the fair value of such instruments within cost of goods sold in our Consolidated Statements of Income in the period of change.

We enter into weather derivative contracts as economic hedges of operating margins in the event of warmer-than-normal weather in the Heating Season. We account for these contracts using the intrinsic value method under the authoritative guidance related to financial instruments. These weather derivative instruments do not qualify for accounting hedge designation and changes in value are reflected in cost of goods sold on our unaudited Condensed Consolidated Statements of Income.

Glossary of Key Terms

Wholesale Services We purchase natural gas for storage when the difference in the current market price we pay to buy and transport natural gas plus the cost to store the natural gas is less than the market price we can receive in the future, resulting in a positive net operating margin. We use NYMEX futures contracts and other OTC derivatives to sell natural gas at that future price to substantially lock in the operating margin we will ultimately realize when the stored natural gas is sold. These futures contracts meet the definition of derivatives under the authoritative guidance related to derivatives and hedging and are accounted for at fair value in our Consolidated Statements of Financial Position, with changes in fair value recorded in our unaudited Condensed Consolidated Statements of Income in the period of change. These futures contracts are not designated as hedges as may be permitted under the guidance.

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

Midstream Operations During the construction of our storage caverns, we use derivative instruments to reduce our exposure to the risk of changes in the price of natural gas that will be purchased in future periods for gas associated with bringing our facilities into service, including pad gas that is considered to be a component of the storage cavern's construction costs. We use derivative instruments to economically hedge operational and optimization purchases and sales and do not qualify as cash flow hedges.

We have designated as cash flow hedges, those derivative instruments executed to manage the risk with the purchase of pad gas. Any derivative gains or losses arising from the cash flow hedges will remain in accumulated OCI until the pad gas is sold, which will not occur until the storage caverns are decommissioned. The fair value of these derivative instruments currently have minimal hedge ineffectiveness which is recorded in cost of goods sold in our Consolidated Statements of Income in the period in which it occurs.

Earnings Per Common Share

We compute basic earnings per common share attributable to AGL Resources Inc. common shareholders by dividing our income attributable to AGL Resources Inc. by the daily weighted average number of common shares outstanding. Diluted earnings per common share attributable to AGL Resources Inc. common shareholders reflect the potential reduction in earnings per common share attributable to AGL Resources Inc. common shareholders that could occur when potentially dilutive common shares are added to common shares outstanding. The increase in weighted average shares is primarily due to the issuance of 38.2 million shares in connection with the Nicor merger.

We derive our potentially dilutive common shares by calculating the number of shares issuable under restricted stock, restricted stock units and stock options. The vesting of certain shares of the restricted stock and restricted stock units depends on the satisfaction of defined performance criteria. The future issuance of shares underlying the outstanding stock options depends on whether the exercise prices of the stock options are less than the average market price of the common shares for the respective periods. The following table shows the calculation of our diluted shares attributable to AGL Resources Inc. common shareholders for the periods presented, if performance units currently earned under the plan ultimately vest and if stock options currently exercisable at prices below the average market prices are exercised:

	Three months ended March 31,
In millions (except per share amounts)	2012	2011
Net income attributable to AGL Resources Inc.	$130	$124
Denominator:
Basic weighted average number of shares outstanding (1)	116.7	77.7
Effect of dilutive securities	0.3	0.3
Diluted weighted average number of shares outstanding	117.0	78.0

Basic and diluted earnings per share
Basic	$1.12	$1.60
Diluted	$1.11	$1.59
(1) Daily weighted average shares outstanding.

The following table contains the weighted average shares attributable to outstanding stock options that were excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price:

Glossary of Key Terms

	March 31,
In millions	2012	2011
Three months ended	0.0	0.7

The decrease in the number of shares that were excluded from the computation for the three months ended March 31, 2012 is primarily the result of an increase in the average market value of our common shares compared to the same period during 2011.

Regulatory Assets and Liabilities

We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense in the current period are capitalized as regulatory assets when it is probable that such costs or expenditures will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the regulatory commissions. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover these costs, consistent with our historical recoveries. In the event that the authoritative guidance related to regulated operations were no longer applicable, we would recognize a write-off of regulatory assets that would result in a charge to net income, and be classified as an extraordinary item.

Our regulatory assets and liabilities are summarized in the following table.

In millions	March 31, 2012	December 31, 2011 (1)	March 31, 2011
Regulatory assets - current
Recoverable regulatory infrastructure program costs	$48	$48	$49
Recoverable retirement benefit costs	29	29	0
Recoverable ERC	7	7	7
Other	53	47	17
Total regulatory assets - current	137	131	73
Regulatory assets - long-term
Recoverable ERC	349	351	162
Recoverable regulatory infrastructure program costs	291	305	231
Recoverable retirement benefit costs	256	262	9
Unamortized losses on reacquired debt	21	21	10
Other	140	140	22
Total regulatory assets - long-term	1,057	1,079	434
Total regulatory assets	$1,194	$1,210	$507
Regulatory liabilities - current
Accrued natural gas costs	$97	$53	$51
Bad debt rider	32	30	0
Accumulated removal costs	14	14	0
Other	30	15	26
Total regulatory liabilities - current	173	112	77
Regulatory liabilities - long-term
Accumulated removal costs	1,339	1,321	250
Unamortized investment tax credit	32	32	11
Regulatory income tax liability	26	27	15
Bad debt rider	20	14	0
Other	14	11	20
Total regulatory liabilities - long-term	1,431	1,405	296
Total regulatory liabilities	$1,604	$1,517	$373
(1)
The increase in regulatory assets and liabilities from March 31, 2011, includes $545 million related to the addition of Nicor Gas’ regulatory assets and includes $1,330 million related to the addition of Nicor Gas’ regulatory liabilities.

As of March 31, 2012, there have been no new types of regulatory assets or liabilities from those discussed in Note 2 to our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

Accounting Developments

On January 1, 2012, we adopted authoritative guidance related to fair value measurements. The guidance expands the qualitative and quantitative disclosures for Level 3 significant unobservable inputs, permits the use of premiums and discounts to value an instrument if it is standard practice. The guidance also limits the application of best use valuation to non-financial assets and liabilities. This guidance had no impact on our unaudited Condensed Consolidated Financial Statements. See Note 4 for additional fair value disclosures.

Glossary of Key Terms

On January 1, 2012, we adopted authoritative guidance related to comprehensive income. The guidance eliminates the option to present other comprehensive income in the unaudited Condensed Consolidated Statements of Equity, but allows companies to elect to present net income and other comprehensive income in one continuous statement (unaudited Condensed Consolidated Statements of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or other comprehensive income and earnings per share will still be calculated based on net income. This guidance did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

Note 3 – Merger with Nicor

On December 9, 2011, we completed our $2.5 billion merger with Nicor. The preliminary allocation of the total consideration transferred in the merger to the fair value of assets acquired and liabilities assumed included adjustments for the fair value of Nicor’s assets and liabilities. The preliminary allocation of the purchase price is presented in the following table.

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

We concluded that net book value is a reasonable estimate of fair value for Nicor’s tangible and intangible assets and liabilities that are explicitly subject to cost-of-service ratemaking. The company determined the fair value of Nicor’s long-term debt using the income approach, and used a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. As a result, our purchase price allocation included an adjustment of $99 million to step-up the basis of Nicor’s long-term debt to fair value as of the merger date. A corresponding regulatory asset was recorded in connection with the fair value adjustment of the debt. While the regulatory asset related to debt is not included in rate base, the costs are recovered over the term of the debt through the authorized rate of return component of base rates. The following table summarizes our purchase price allocation for Nicor Gas’ regulatory assets and liabilities.

In millions
Current assets	$36
Other noncurrent assets, excluding goodwill	477
Current liabilities	(80)
Other noncurrent liabilities	(1,137)

For all other assets and liabilities acquired from Nicor, we considered the income, market and cost approaches to fair valuation. The income approach estimates the fair value by discounting the projected future cash flows at our weighted average cost of capital. We utilized this approach to obtain the business enterprise values for each reporting unit. Additionally, we used the income approach to determine the fair values for intangible trade names and customer relationships assets.

The market approach is based on the premise that the fair value can be determined through the use of prices and other relevant information generated by the market transactions involving identical or comparable assets or liabilities. Finally, the cost approach utilizes the concept of replacement cost as an indicator of fair value. We applied the market and cost approach to estimate the fair value of the property, plant and equipment. Our valuations included a $31 million step-up for Nicor’s non-regulatory property, plant and equipment. This was primarily related to the vessels and related equipment at our cargo shipping segment.

Glossary of Key Terms

The excess of the purchase price paid over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which is not deductible for tax purposes. A preliminary rollforward of total goodwill recognized by segment in our unaudited Condensed Consolidated Statements of Financial Position is as follows:

In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other	Consolidated
As of December 8, 2011	$404	$0	$0	$14	$0	$0	$418
Merger with Nicor	1,182	124	2	2	77	8	1,395
As of March 31, 2012	$1,586	$124	$2	$16	$77	$8	$1,813

The preliminary valuation of the additional intangible assets recorded as result of the merger is as follows:

In millions	Preliminary valuation	Weighted average amortization period
Trade names:
Retail operations	$33	15 years
Cargo shipping	15	15 years

Customer relationships:
Retail operations	52	10 years
Cargo shipping	3	18 years
Total	$103

The fair value measurements of intangible assets were primarily based on significant unobservable inputs and represent Level 3 measurements as defined in accounting guidance for fair value measurements.

The following table summarizes the estimated fair value of the acquired receivables recorded in connection with the merger:

In millions
Nicor accounts receivable at December 9, 2011	$400
Cash flows not expected to be collected	24
Fair value of acquired receivables	$376

In connection with the merger, AGL Resources recorded merger transaction costs of $10 million ($6 million net of tax) for the three months ended March 31, 2012 compared to $5 million ($3 million net of tax) incurred by AGL Resources for the same period in 2011. These costs were expensed as incurred.

Pro forma financial information The following unaudited pro forma financial information reflects our consolidated results of operations as if the merger with Nicor had taken place on January 1, 2011. The unaudited pro forma information has been calculated after conforming our accounting policies and adjusting Nicor’s results to reflect the depreciation and amortization that would have been charged assuming fair value adjustments to property, plant and equipment, debt and intangible assets had been applied on January 1, 2011, together with the consequential tax effects.

AGL Resources and Nicor together incurred approximately $86 million in the twelve months ended December 31, 2011 and $7 million in the three months ended March 31, 2011. These expenses are excluded from the pro forma earnings presented below.

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or the future consolidated results of operations of the combined company.

In millions, except per share amounts	Twelve months ended December 31, 2011	Three months ended March 31, 2011
Total revenues	$4,715	$1,915
Net income attributable to AGL Resources Inc.	$313	$165
Basic earnings per common share	$2.69	$1.42
Diluted earnings per common share	$2.68	$1.42

Glossary of Key Terms

Note 4 – Fair Value Measurements

The methods used to determine the fair value of our assets and liabilities are described within Note 2 – Significant Accounting Policies and Methods of Application.

Derivative Instruments

The following table summarizes, by level within the fair value hierarchy, our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of the periods presented. See Note 5 – Derivative Instruments for additional derivative instrument information.

	Recurring fair values Derivative instruments
	March 31, 2012		December 31, 2011		March 31, 2011
In millions	Assets	Liabilities	Assets (1)	Liabilities	Assets (1)	Liabilities
Natural gas derivatives
Quoted prices in active markets (Level 1)	$7	$(187)	$11	$(145)	$1	$(63)
Significant other observable inputs (Level 2)	203	(68)	229	(68)	101	(15)
Netting of cash collateral	47	162	32	115	38	50
Total carrying value (2) (3)	$257	$(93)	$272	$(98)	$140	$(28)
Interest rate derivatives
Significant other observable inputs (Level 2)	$9	$(10)	$13	$(13)	$0	$0
(1)	Less than $1 million at March 31, 2011 and $3 million at December 31, 2011 associated with weather derivatives have been excluded as they are accounted for based on intrinsic value.
(2)	There were no material unobservable inputs (Level 3) for any of the periods presented.
(3)	There were no material transfers between Level 1, Level 2, or Level 3 for any of the periods presented.

Money Market Funds

In millions	March 31, 2012	December 31, 2011	March 31, 2011
Money market funds (1)	$68	$59	$0
(1)	Recorded at fair value and classified as Level 1 within the fair value hierarchy.

Debt

Our long-term debt is recorded at amortized cost, with the exception of Nicor Gas’ first mortgage bonds, which are recorded at acquisition date fair value. We estimate the fair value of our debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The following table presents the amortized cost and fair value of our long-term debt as of the following periods.

In millions	March 31, 2012	December 31, 2011	March 31, 2011
Long-term debt amortized cost (1)	$3,573	$3,576	$2,173
Long-term debt fair value (1) (2)	$3,922	$3,938	$2,304
(1)	March 31, 2012 and December 31, 2011 include $15 million of medium-term notes that are due in 2012 and the debt that was assumed in the Nicor merger with a carrying value of $500 million.
(2)	Valued using Level 2 inputs.

Note 5 – Derivative Instruments

Certain of our derivative instruments contain credit-risk-related or other contingent features that could increase the payments for collateral we post in the normal course of business when our financial instruments are in net liability positions. As of March 31, 2012 for agreements with such features, derivative instruments with liability fair values totaled approximately $103 million for which we had posted no collateral to our counterparties. In addition, our energy marketing receivables and payables, which also have credit-risk-related or other contingent features, are discussed in Note 2. Our derivative instrument activities are included within operating cash flows as an adjustment to net income and were $15 million for the three months ended March 31, 2012 and $48 million for the three months ended March 31, 2011. See Note 4 – Fair Value Measurements for additional derivative instrument information.

Glossary of Key Terms

The following table summarizes the various ways in which we account for our derivative instruments and the impact on our Consolidated Financial Statements:

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

Not designated as hedges	Derivative carried at fair value	Realized and unrealized gains or losses on the derivative instrument are recognized in earnings
	Distribution operations’ gains and losses on derivative instruments are deferred as regulatory assets or liabilities until included in natural gas costs	The gain or loss on these derivative instruments is reflected in natural gas costs and is ultimately included in billings to customers

Distribution Operations

Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities respectively within our unaudited Condensed Consolidated Statements of Financial Position until recovered from customers. The following amounts represent realized losses incurred for the three months ended March 31.

In millions	2012	2011
Nicor Gas	$1	n/a
Elizabethtown Gas	$9	$8

Quantitative Disclosures Related to Derivative Instruments

As of the periods presented, our derivative instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. We had net long natural gas contracts outstanding in the following quantities:

Natural gas contracts
In Bcf	March 31, 2012 (1) (2)	December 31, 2011 (2)	March 31, 2011
Hedge designation:
Cash flow	7	5	3
Not designated	116	186	278
Total	123	191	281
Hedge position:
Short	(1,942)	(1,680)	(1,617)
Long	2,065	1,871	1,898
Net long position	123	191	281
(1)	Approximately 98% of these contracts have durations of two years or less and the remaining 2% expire in 3 to 6 years.
(2)	Volumes related to Nicor Gas exclude variable-priced contracts, which are accounted for as derivatives, but whose fair values are not directly impacted by changes in commodity prices.

Derivative Instruments on the Unaudited Condensed Consolidated Statements of Financial Position

The following table presents the fair value and unaudited Condensed Consolidated Statements of Financial Position classification of our derivative instruments as of the periods presented:
5

Glossary of Key Terms

In millions	Unaudited Condensed Consolidated Statements of Financial Position location (1) (2)	March 31, 2012	December 31, 2011	March 31, 2011
Designated as cash flow and fair value hedges
Asset Instruments
Current natural gas contracts	Derivative instruments assets and liabilities – current portion	$5	$9	$1
Interest rate swap agreements	Derivative instruments assets – long-term portion	9	13	0
Liability Instruments
Current natural gas contracts	Derivative instruments assets and liabilities – current portion	(11)	(12)	(2)
Interest rate swap agreements	Derivative instruments liabilities – long-term portion	(11)	(13)	0
Total		(8)	(3)	(1)
Not designated as cash flow hedges
Asset Instruments
Current natural gas contracts	Derivative instruments assets and liabilities – current portion	683	706	333
Noncurrent natural gas contracts	Derivative instruments assets and liabilities	82	133	77
Liability Instruments
Current natural gas contracts	Derivative instruments assets and liabilities – current portion	(718)	(689)	(323)
Noncurrent natural gas contracts	Derivative instruments assets and liabilities	(85)	(116)	(62)
Total		(38)	34	25
Total derivative instruments		$(46)	$31	$24
(1)	These amounts are netted within our unaudited Condensed Consolidated Statements of Financial Position for amounts which we have netting arrangements with the counterparties.
(2)
As required by the authoritative guidance related to derivatives and hedging, the fair value amounts are presented on a gross basis. As a result, the amounts do not include cash collateral held on deposit in broker margin accounts of $209 million as of March 31, 2012, $147 million as of December 31, 2011 and $88 million as of March 31, 2011. Accordingly, these amounts will differ from the amounts presented on our unaudited Condensed Consolidated Statements of Financial Position and the fair value information presented for our derivative instruments in the recurring fair values table of Note 4.

Derivative Instruments on the Unaudited Condensed Consolidated Statements of Income

The following table presents the gain or (loss) on derivative instruments in our unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011:

In millions	2012	2011
Designated as cash flow hedges
Natural gas contracts – loss reclassified from OCI into cost of goods sold for settlement of hedged item	$(1)	$0
Interest rate swaps – ineffectiveness recorded as an offset to interest expense	2	0

Not designated as hedges
Natural gas contracts – fair value adjustments recorded in operating revenues (1)	4	11
Natural gas contracts – net gain fair value adjustments recorded in cost of goods sold (2)	(2)	(1)
Natural gas contracts – net loss fair value adjustments recorded in operation and maintenance expense	(1)	0
Total gains on derivative instruments	$2	$10
(1)	Associated with the fair value of existing derivative instruments at March 31, 2012 and 2011.
(2)
Excludes losses recorded in cost of goods sold associated with weather derivatives of $14 million for the three months ended March 31, 2012 and gains of $3 million for the three months ended March 31, 2011.

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three months ended March 31, 2012 and 2011.

Our expected net loss to be reclassified from OCI into cost of goods sold, operation and maintenance expense, and operating revenues and recognized in our unaudited Condensed Consolidated Statements of Income over the next 12 months is $8 million. These pre-tax deferred losses are recorded in OCI related to natural gas derivative contracts. The expected losses are based upon the fair values of these financial instruments at March 31, 2012.

There have been no other significant changes to our derivative instruments, as described in Note 2 and Note 4 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K.

Glossary of Key Terms

Note 6 - Employee Benefit Plans

Pension Benefits

We sponsor three tax-qualified defined benefit retirement plans for our eligible employees, the Nicor Gas Retirement Plan, the AGL Retirement Plan and the NUI Retirement Plan. A defined benefit plan specifies the amount of benefits an eligible participant eventually will receive using information about the participant. Following are the combined cost components of our three defined benefit pension plans for the periods indicated:

	Three months ended March 31,
In millions	2012	2011
Service cost	$7	$3
Interest cost	11	7
Expected return on plan assets	(16)	(8)
Net amortization of prior service cost	(1)	(1)
Recognized actuarial loss	9	4
Net pension benefit cost	$10	$5

Other Defined Benefit Retirement Benefits

We sponsor two defined benefit retirement health care plans for our eligible employees, the Health and Welfare Plan for Retirees and Inactive Employees of AGL Resources Inc. (AGL Welfare Plan) and the Nicor Gas Welfare Benefit Plan. Eligibility for these benefits is based on age and years of service.

Following are the cost components of our other retirement benefit costs for the periods indicated:

	Three months ended March 31,
In millions	2012	2011
Service cost	$1	$0
Interest cost	4	1
Expected return on plan assets	(1)	(1)
Net amortization of prior service cost	(1)	(1)
Recognized actuarial loss	3	1
Net benefit cost	$6	$0

Contributions

Our employees generally do not contribute to these pension and other retirement plans, however, Nicor Gas and AGL Resources pre-65 retirees make nominal contributions to their health care plan. We fund the qualified pension plans by contributing at least the minimum amount required by applicable regulations and as recommended by our actuary. However, we may also contribute in excess of the minimum required amount. As required by The Pension Protection Act of 2006 (the Act), we calculate the minimum amount of funding using the traditional unit credit cost method.

The Act contained new funding requirements for single employer defined benefit pension plans and established a 100% funding target (over a 7-year amortization period) for plan years beginning after December 31, 2007. If certain conditions were met, the Worker, Retiree and Employer Recovery Act of 2008 allowed us to measure our required minimum contributions based on a funding target of 100% in 2011 and 2012. In the first three months of 2012 we contributed $17 million to the AGL Retirement Plan and the NUI Retirement Plan and $38 million during the same period last year. For more information on our pension plans, see Note 11 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K.

Glossary of Key Terms

Note 7 - Debt

The following table provides maturity dates, year-to-date weighted average interest rates and amounts outstanding for our various debt securities and facilities that are included in our unaudited Condensed Consolidated Statements of Financial Position. For additional information on our debt see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

	March 31, 2012				March 31, 2011
Dollars in millions	Year(s) due	Weighted average interest rate (1)	Outstanding	Outstanding at December 31, 2011	Weighted average interest rate (1)	Outstanding
Short-term debt
Commercial paper- AGL Capital	2012	0.5%	$625	$869	0.4%	$25
Commercial paper- Nicor Gas	2012	0.5	105	452	n/a	n/a
Current portion of long-term debt	2012	8.3	15	15	n/a	0
Current portion of capital leases	2012	4.9	2	2	4.9	1
Total short-term debt and current portion of long-term debt and capital leases		0.6%	$747	$1,338	0.4%	$26
Long-term debt – excluding current portion
Senior notes	2013-2041	5.1%	$2,550	$2,550	5.5%	$1,775
First mortgage bonds	2016-2038	5.6	500	500	n/a	n/a
Gas facility revenue bonds	2022-2033	1.1	200	200	1.2	200
Medium-term notes	2017-2027	7.8	181	181	7.8	196
Capital leases	2012	n/a	0	0	4.9	2
Total principal long-term debt		4.9%	$3,431	$3,431	5.3%	$2,173
First mortgage bonds fair value adjustment	2016-2038	n/a	$97	$99	n/a	n/a
Interest rate swaps fair value adjustment	2016	n/a	12	13	n/a	0
Unamortized debt premium (discount), net	-	n/a	18	18	n/a	n/a
Total non-principal long-term debt		n/a	$127	$130	n/a	$0
Total long-term debt			$3,558	$3,561		$2,173
Total debt			$4,305	$4,899		$2,199
(1)	Interest rates are calculated based on the daily average balance outstanding.

Financial and Non-Financial Covenants

The AGL Credit Facility and the Nicor Gas Credit Facility each include a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70%; however, our goal is to maintain this ratio at levels between 50% and 60%. These ratios, as calculated in accordance with the debt covenants include standby letters of credit and surety bonds and exclude OCI pension adjustments. Adjusting for these items, the following table contains our debt-to-capitalization ratios for the periods presented.

	March 31, 2012	December 31, 2011	March 31, 2011
AGL Credit Facility	54%	58%	51%
Nicor Gas Credit Facility	47%	60%	n/a

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

Glossary of Key Terms

We have no triggering events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any transaction that requires us to issue equity based on credit ratings or other triggering events. We are in compliance with all existing debt provisions and covenants, both financial and non-financial, as of March 31, 2012 and 2011.

Note 8 – Non-Wholly Owned Entity

As of March 31, 2012, we had ownership interests in SouthStar, Triton, Horizon Pipeline and Sawgrass Storage.

Variable Interest Entities

On a quarterly basis we evaluate all of our owner interests to determine if they represent a VIE as defined by the authoritative accounting guidance on consolidation, and if so, which party is the primary beneficiary. We have determined that SouthStar, a joint venture owned by us and Piedmont, is the only VIE for which we are the primary beneficiary, which requires us to consolidate its assets, liabilities and Statements of Income. See Note 10 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K. Earnings from SouthStar in 2012 and 2011 were allocated entirely in accordance with the ownership interests.

SouthStar markets natural gas and related services under the trade name Georgia Natural Gas to retail customers primarily in Georgia, and under various other trade names to retail customers in Ohio, Florida and New York and to commercial and industrial customers, principally in Alabama, Florida, North Carolina, South Carolina and Tennessee.

During the three months ended March 31, 2012, there have been no significant changes to the primary risks associated with SouthStar as discussed in our risk factors included in Item 1A of our 2011 Form 10-K.

SouthStar’s financial results are seasonal in nature, with business depending to a great extent on the first and fourth quarters of each year. SouthStar’s current assets consist primarily of natural gas inventory, derivative instruments and receivables from its customers. SouthStar also has receivables from us due to its participation in AGL Capital’s commercial paper program. See Note 2 for additional discussions of SouthStar’s inventories. SouthStar’s restricted assets consist of customer deposits and were immaterial as of March 31, 2012 and 2011. SouthStar’s current liabilities consist primarily of accrued natural gas costs, other accrued expenses, customer deposits, derivative instruments and payables to us from its participation in AGL Capital’s commercial paper program.

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

Cash flows used in our investing activities include capital expenditures of $1 million and $1 million for SouthStar for the three months ended March 31, 2012 and 2011, respectively and $2 million for the year ended December 31, 2011. Cash flows used in our financing activities include SouthStar’s distribution to Piedmont for its portion of SouthStar’s annual earnings from the previous year. Generally, this distribution occurs in the first or second quarter of each fiscal year. For the three months ended March 31, 2012, SouthStar distributed $14 million to Piedmont and $16 million during the same period last year. The decrease of $2 million was primarily the result of decreased earnings year-over-year.

Glossary of Key Terms

The following table provides additional information for the dates presented, which are consolidated within our unaudited Condensed Consolidated Statements of Financial Position.

	March 31, 2012			December 31, 2012			March 31, 2011
In millions	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	%(2)	Consolidated	SouthStar (1)	% (2)
Current assets	$2,022	$149	7%	$2,746	$210	8%	$1,587	$170	11%
Long-term assets and other deferred debits	11,217	9	0	11,167	9	0	5,439	9	0
Total assets	$13,239	$158	1%	$13,913	$219	2%	$7,026	$179	3%
Current liabilities	$2,348	$52	2%	$3,084	$77	2%	$1,313	$61	5%
Long-term liabilities and other deferred credits	7,465	0	0	7,490	0	0	3,793	0	0
Total Liabilities	9,813	52	1	10,574	77	1	5,106	61	1
Equity	3,426	106	3	3,339	142	4	1,920	118	6
Total liabilities and equity	$13,239	$158	1%	$13,913	$219	2%	$7,026	$179	3%
(1)	These amounts reflect information for SouthStar and do not include intercompany eliminations or the balances of our wholly owned subsidiary with an 85% ownership interest in SouthStar.
(2)	SouthStar’s percentage of the amount on our unaudited Condensed Consolidated Statements of Financial Position.

The following table provides additional information on SouthStar’s revenues and expenses for the three months ended March 31, 2012 and 2011, which are consolidated within our unaudited Condensed Consolidated Statements of Income.

In millions	2012	2011
Operating revenues	$215	$290
Operating expenses
Cost of goods sold	133	200
Operation and maintenance	19	20
Depreciation and amortization	0	1
Taxes other than income taxes	1	0
Total operating expenses	153	221
Operating income	$62	$69

Equity Method Investments

Income from our equity method investments is classified as other income on our unaudited Condensed Consolidated Statements of Income. For the three months ended March 31, 2012, this included investment income from Triton of $3 million and an immaterial amount of investment income from our other equity method investments. For more information about our equity method investments, see Note 10 to our Consolidated Financial Statements under Item 8 included in our 2011 Form 10-K.

Glossary of Key Terms

Note 9 - Commitments, Guarantees and Contingencies

There were no significant changes to our contractual obligations described in Note 11 of our Consolidated Financial Statements and related notes as filed in Item 8 of our 2011 Form 10-K.

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

Substitute Natural Gas

In 2011, Illinois enacted laws that required Nicor Gas and other large utilities in Illinois to elect to either sign contracts to purchase SNG from coal gasification plants to be constructed in Illinois or instead file rate cases with the Illinois Commission in 2012, 2014 and 2016.

On September 30, 2011, Nicor Gas signed an agreement to purchase approximately 25 Bcf of SNG annually for a 10-year term beginning as early as 2015. The counterparty intends to construct a 60 Bcf per year coal gasification plant in southern Illinois. The price of the SNG could significantly exceed market prices and is dependent upon a variety of factors. However, currently under the provisions of this contract the price could potentially be $9.95 per Mcf or more. The project is also expected to be financed by the counterparty with external debt and equity. This agreement complies with an Illinois statute that authorizes full recovery of the purchase costs; therefore we expect to recover such costs. Since the purchase agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, our obligation is not certain at this time. The contract automatically terminates if construction does not commence by July 1, 2012. While the purchase agreement is a variable interest in the counterparty, we have concluded, based on a qualitative evaluation, that we are not the primary beneficiary required to consolidate the counterparty because we had no power to dictate the key terms of this agreement and we have no power to direct any of the activities of the seller. No amount has been recognized on our unaudited Condensed Consolidated Statements of Financial Position in connection with the purchase agreement.

Additionally, on October 11, 2011, the Illinois Power Agency (IPA) approved the form of a draft 30-year contract for the purchase by Nicor Gas of approximately 20 Bcf per year of SNG from a second proposed plant beginning as early as 2018. In November 2011, we filed a lawsuit against the IPA and the developer of this second proposed plant contending that the draft contract approved by the IPA does not conform to certain requirements of the enabling legislation. The lawsuit is pending in circuit court in DuPage County, Illinois. In accordance with the enabling legislation, the draft contract approved by the IPA for the second proposed plant was submitted to the Illinois Commission for further approvals by that regulatory body. The Illinois Commission issued an order on January 10, 2012 approving a final form of the contract for the second plant. The final form of contract approved by the Illinois Commission modified the draft contract submitted by the IPA in various respects. Both we and the developer of the plant filed applications for a rehearing with the Illinois Commission seeking changes to the final form of the contract. The Illinois Commission agreed to grant a rehearing on this contract and is expected to issue its ruling during the second quarter of 2012.

The purchase price of the SNG that may be produced from both of the coal gasification plants may significantly exceed market prices for natural gas and is dependent upon a variety of factors, including plant construction costs and volumes sold, and is currently unknown. The Illinois laws provide that prices paid for SNG purchased from the plants are to be considered prudent and not subject to review or disallowance by the Illinois Commission. As such, Illinois law effectively requires Nicor Gas’ customers to provide subordinated financial support to the developers.

Contingencies and Guarantees

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. We have certain subsidiaries that enter into various financial and performance guarantees and indemnities providing assurance to third parties. We believe the likelihood of payment under our guarantees and indemnities is remote. No liability has been recorded for such guarantees and indemnifications.

Glossary of Key Terms

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

In millions	Cost estimate range	Amount recorded	Expected costs over next twelve months
Illinois	$136 - $218	$136	$21
Georgia and Florida	42 - 98	57	7
New Jersey	124 - 174	124	9
North Carolina	10 - 16	11	2
Total	$312 - $506	$328	$39

Our ERC liabilities are estimates of future remediation costs for our former operating sites that are contaminated. Our estimates are based on probabilistic models of potential costs and on an undiscounted basis. However, we have not yet performed these probabilistic models for all of our sites in Illinois, which will be completed in 2012. The results of detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. For more information on our environmental remediation costs, see Note 2 herein and Note 11 of our Consolidated Financial Statements and related notes as filed in Item 8 of our 2011 Form 10-K.

Litigation

We are involved in litigation arising in the normal course of business. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but will not have a material adverse effect on our consolidated financial position or cash flows. For additional litigation information, see Note 11 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

PBR Proceeding Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated January 1, 2003. Under this plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under review by the Illinois Commission as there are allegations that Nicor Gas acted improperly in connection with the PBR plan. On June 27, 2002, the Citizens Utility Board (CUB) filed a motion to reopen the record in the Illinois Commission’s proceedings to review the PBR plan. As a result of the motion to reopen, Nicor Gas, the staff of the Illinois Commission and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (IAGO) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (CIDs) to CUB and the Illinois Commission staff. The CIDs ordered that CUB and the Illinois Commission staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, regarding false information related to its PBR plan.  The staff of the Illinois Commission, IAGO and CUB submitted direct testimony to the Illinois Commission in April 2009 and rebuttal testimony in October 2011. In rebuttal testimony, the staff of the Illinois Commission, IAGO and CUB requested refunds of $85 million, $255 million and $305 million, respectively. We have committed to cooperate fully in the reviews of the PBR plan.

In February 2012, we committed to a stipulated resolution of issues with the staff of the Illinois Commission, which includes crediting Nicor Gas customers $64 million, but does not constitute an admission of fault. This liability is reflected in our unaudited Condensed Consolidated Statements of Financial Position at March 31, 2012 and December 31, 2011. The stipulated resolution is not final and is subject to review and approval by the Illinois Commission. CUB and IAGO are not parties to the stipulated resolution and continue to pursue their claims in this proceeding. Evidentiary hearings before the Administrative Law Judge were held during the first quarter of 2012 and post trial legal briefs from the parties are being submitted during the second quarter of 2012. Following the submission of legal briefs, the Administrative Law Judges will issue a proposed decision. There is no date scheduled for the issuance of that proposed decision.

We are unable to predict the outcome of the Illinois Commission’s review or our potential exposure. Since the PBR plan and historical gas costs are still under Illinois Commission review, the final outcome could be materially different than the amounts reflected in our financial statements as of March 31, 2012.

Other We are also involved in service warranty product actions and municipal tax matters. While we are unable to predict the outcome of these matters or to reasonably estimate our potential exposure related thereto, if any, and have not recorded a liability associated with these contingencies, the final disposition of these matters is not expected to have a material adverse impact on our liquidity or financial condition. For additional litigation information on these matters, see Note 11 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

In addition to the matters set forth above, we are involved with legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters. Although we are unable to determine the ultimate outcome of these other contingencies, we believe that these amounts are appropriately reflected in our financial statements, including the recording of appropriate liabilities when reasonably estimable.

Glossary of Key Terms

Note 10 – Segment Information

Our operating segments have changed as a result of our merger with Nicor and amounts from prior periods have been reclassified between the segments to reflect these changes. Our first quarter 2012 results include the activity of the Nicor legacy companies whereas our first quarter 2011 results do not. Our operating segments comprise revenue-generating components of our company for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. We manage our businesses through five operating segments – distribution operations, retail operations, wholesale services, midstream operations, cargo shipping and one non-operating segment, other.

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

Our cargo shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region. The cargo shipping segment also includes amounts related to cargo insurance coverage sold to its customers and other third parties. The cargo shipping segment’s vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the United States dollar. Our cargo shipping segment also includes an equity investment in Triton, a cargo container leasing business. Profits and losses are generally allocated to investor’s capital accounts in proportion to their capital contributions. Our investment in Triton is accounted for under the equity method, and our share of earnings are reported within “Other Income” on our unaudited Condensed Consolidated Statements of Income.

Our other segment includes intercompany eliminations and aggregated subsidiaries that are not significant enough on a stand-alone basis and that do not fit into one of our other five operating segments.

We evaluate segment performance using the non-GAAP measure of EBIT that includes operating income, other income and expenses, and equity investment income. Items we do not include in EBIT are income taxes and financing costs, including interest and debt expense, each of which we evaluate on a consolidated basis. We believe EBIT is a useful measurement of our performance because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

Glossary of Key Terms

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The reconciliations of EBIT to operating income, earnings before income taxes and net income for the three months ended March 31, 2012 and, 2011 are presented below.

In millions	2012	2011
Operating income	$262	$238
Other income	4	1
EBIT	266	239
Interest expense	47	29
Earnings before income taxes	219	210
Income taxes	80	76
Net income	$139	$134

Information by segment on our Statements of Financial Position as of December 31, 2011, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$11,020	$1,586
Retail operations	501	124
Wholesale services	1,214	2
Midstream operations	635	16
Cargo shipping	481	77
Other (2)	62	8
Consolidated	$13,913	$1,813
(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our other segment’s assets consist primarily of cash and cash equivalents and PP&E and reflect the effect of intercompany eliminations.

Glossary of Key Terms

Summarized Statements of Income, Statements of Financial Position and capital expenditure information by segment as of and for the three months ended March 31, 2012 and 2011 are shown in the following tables. Note that our segments have changed as a result of our merger with Nicor and amounts from prior periods have been reclassified between the segments to reflect these changes.

2012
In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other and intercompany eliminations (4)	Consolidated
Operating revenues from external parties	$994	$263	$64	$16	$84	$(17)	$1,404
Intercompany revenues (1)	46	0	0	0	0	(46)	0
Total operating revenues	1,040	263	64	16	84	(63)	1,404
Operating expenses
Cost of goods sold	529	166	30	5	50	(61)	719
Operation and maintenance	173	32	13	5	28	(6)	245
Depreciation and amortization	88	4	1	2	6	3	104
Nicor merger expenses (2)	0	0	0	0	0	10	10
Taxes other than income taxes	57	1	1	1	2	2	64
Total operating expenses	847	203	45	13	86	(52)	1,142
Operating income (loss)	193	60	19	3	(2)	(11)	262
Other income	1	0	0	0	3	0	4
EBIT	$194	$60	$19	$3	$1	$(11)	$266

Identifiable and total assets (3)	$10,785	$471	$917	$665	$477	$(76)	$13,239
Goodwill	$1,586	$124	$2	$16	$77	$8	$1,813
Capital expenditures	$122	$2	$0	$42	$0	$5	$171

2011
In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other and intercompany eliminations (4)	Consolidated
Operating revenues from external parties	$505	$290	$53	$30	$0	$0	$878
Intercompany revenues (1)	38	0	0	0	0	(38)	0
Total operating revenues	543	290	53	30	0	(38)	878
Operating expenses
Cost of goods sold	268	201	3	21	0	(38)	455
Operation and maintenance	90	20	16	4	0	(4)	126
Depreciation and amortization	36	1	0	2	0	2	41
Nicor merger expenses (2)	0	0	0	0	0	5	5
Taxes other than income taxes	9	0	1	1	0	2	13
Total operating expenses	403	222	20	28	0	(33)	640
Operating income (loss)	140	68	33	2	0	(5)	238
Other income	1	0	0	0	0	0	1
EBIT	$141	$68	$33	$2	$0	$(5)	$239

Identifiable and total assets (3)	$5,481	$222	$981	$474	$0	$(132)	$7,026
Goodwill	$404	$0	$0	$14	$0	$0	$418
Capital expenditures	$80	$1	$0	$7	$0	$6	$94
(1)
Intercompany revenues – wholesale services records its energy marketing and risk management revenues on a net basis and its total operating revenues include intercompany revenues of $88 million for the three months ended March 31, 2012 and $147 million for the three months ended March 31, 2011.

(2)	Transaction expenses associated with the Nicor merger are shown separately to better compare year-over-year results.
(3)	Identifiable assets are those used in each segment’s operations.
(4)	Our other segment’s assets consist primarily of cash and cash equivalents, PP&E and the effect of intercompany eliminations.

Glossary of Key Terms

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements in this quarterly filing, as well as our 2011 Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal period due to seasonal and other factors.

Forward-Looking Statements

Certain expectations and projections regarding our future performance referenced in this section and elsewhere in this report, as well as in other reports and proxy statements we file with the SEC or otherwise release to the public and on our website are forward-looking statements within the meaning of the United States federal securities laws and are subject to uncertainties and risks. Senior officers and other employees may also make verbal statements to analysts, investors, regulators, the media and others that are forward-looking.

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

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation including any changes related to climate change; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, unexpected change in project costs, including the cost of funds to finance these projects; limits on pipeline capacity; the impact of acquisitions and divestitures; our ability to integrate successfully operations that we have or may acquire or develop in the future, including those of Nicor, and realize cost savings and any other synergies related to any such integration, or the risk that any such integration could be more difficult, time-consuming or costly than expected; uncertainty of our expected financial performance following the recent completion of the Nicor merger; disruption from the recent Nicor merger making it more difficult to maintain relationships with customers, employees or suppliers; direct or indirect effects on our business, financial condition or liquidity resulting from any change in our credit ratings resulting from the recent merger with Nicor or otherwise or any change in the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions, including disruptions in the capital markets and lending environment and the economic downturn; and general economic conditions; uncertainties about environmental issues and the related impact of such issues; the impact of changes in weather, including climate change, on the temperature-sensitive portions of our business; the impact of natural disasters such as hurricanes on the supply and price of natural gas; acts of war or terrorism; the outcome of litigation; and other factors discussed elsewhere herein and in our filings with the SEC.

We caution readers that the important factors described elsewhere in this report, among others, could cause our business, results of operations or financial condition to differ significantly from those expressed in any forward-looking statements. There also may be other factors that we cannot anticipate or that are not described in this report that could cause our actual results to differ significantly from our expectations.

Forward-looking statements are only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required under United States federal securities law.

Overview

We are an energy services holding company whose principal business is the distribution of natural gas in seven states - Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee and Maryland – through our seven natural gas distribution utilities. At March 31, 2012, our seven utilities served approximately 4.5 million end-use customers.

In addition to our primary business of the distribution of natural gas, we are involved in several related and complementary businesses. Our retail operations segment serves more than one million retail customers and markets natural gas and related home services to end-use customers in Georgia, Illinois, Ohio, Florida and New York. Our wholesale services segment provides natural gas storage arbitrage and related activities, natural gas asset management and related logistics activities for each of our utilities as well as for non-affiliated companies. Our midstream operations segment engages in the development and operation of high-deliverability natural gas storage assets and provides natural gas storage arbitrage and related activities. Our cargo shipping segment transports containerized freight, is an owner-lessor of cargo containers and provides cargo insurance.

Glossary of Key Terms

The operating revenues and EBIT of our distribution operations and retail operations segments are seasonal. During the Heating Season, natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather. Our base operating expenses, excluding cost of gas, revenue taxes, interest expense and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, our operating results vary significantly from quarter to quarter as a result of seasonality.

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

Our wholesale services segment consists of our wholly owned subsidiaries Sequent and Compass Energy (Compass). Sequent is involved in asset management and optimization, storage, transportation, producer and peaking services and wholesale marketing of natural gas across the United States and in Canada. Nicor Enerchange, which was integrated into Sequent as part of the Nicor merger, expands Sequent’s wholesale marketing of natural gas supply services in the Midwest and enables Sequent to serve commercial and industrial customers in the Midwest primarily in the northern Illinois market. Further, Sequent manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies. Compass, which we acquired in 2007, provides natural gas supply and services to commercial, industrial and governmental customers primarily in Kentucky, Ohio, Pennsylvania, Virginia and West Virginia.

Our midstream operations segment includes a number of businesses that are related and complementary to our primary business. The most significant of these businesses is our natural gas storage business, which develops, acquires and operates high-deliverability underground natural gas storage assets primarily in the Gulf Coast region of the United States and in northern California. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, the majority of our natural gas storage facilities are covered under a portfolio of short, medium and long-term contracts at a fixed market rate. Golden Triangle Storage’s Cavern 1 began full commercial operations during the first quarter of 2011 and Cavern 2 is expected to be completed in mid-2012. Central Valley, located in northern California, is expected to begin full commercial operations in the first half of 2012.

Our cargo shipping segment, which joined our business as part of the Nicor merger, consists of Tropical Shipping, multiple wholly owned foreign subsidiaries of Tropical Shipping that are treated as disregarded entities for United States income tax purposes, Seven Seas, a wholly owned domestic cargo insurance company, and an equity investment in Triton, a cargo container leasing business. For additional information on our operating segments see Item 1, “Business” of our 2011 Form 10-K.

Executive Summary

Merger with Nicor On December 9, 2011, we closed the merger with Nicor. We are now the nation’s largest natural gas-only distribution company based on customer count. In 2012 we will focus on the successful integration of the Nicor companies, including combining systems and personnel and utilizing best practices across businesses. In connection with the completion of our merger with Nicor, we reclassified some of our operating segments to be consistent with how management views and manages our business. See Note 10 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein for additional segment information including recasted prior period information.

For additional information on the Nicor merger see Note 3 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein and Item 1, “Business” as well as Note 3 to our Consolidated Financial Statements under Item 8 of our 2011 Form 10-K.

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

Glossary of Key Terms

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

Customer growth initiatives While there has been some improvement in the economic conditions within the areas we serve, we continue to see depressed housing markets with high inventories and significantly reduced new home construction. As a result, we have experienced only slight customer gains in the distribution operations and retail operations segments in the first quarter of 2012. Excluding Nicor Gas, our year-over-year consolidated utility customer growth rate was (0.2)% in the first quarter of 2012, compared to 0.2% for the first quarter of 2011. We anticipate overall competition and customer trends in 2012 to be similar to our 2011 results.

Impact of weather During the three months ended March 31, 2012, we experienced weather that was 18% - 40% warmer than normal accross our service territory. This resulted in a significantly reduced demand for natural gas, which negatively impacted our distribution operations, retail operations and wholesale services segments. The weather in Illinois was 19% warmer than normal. Georgia also experienced 32% warmer than normal weather, and 33% warmer than last year. This warmer weather reduced our expected operating margins by $13 million at distribution operations and by $8 million at retail operations as compared to normal weather.

Natural gas price volatility Natural gas market volatility arises from a number of factors such as weather fluctuations or changes in supply or demand for natural gas in different regions of the country. The volatility of natural gas commodity prices has a significant impact on our customer rates, our long-term competitive position against other energy sources and the ability of our wholesale services segment to capture value from location and seasonal spreads. During 2010, 2011 and 2012, the volatility of natural gas prices has been significantly lower than it had been for several prior years. This is the result of a robust natural gas supply, the weak economy, mild to much warmer than normal weather and ample natural gas storage. Our natural gas acquisition strategy is designed to secure sufficient supplies of natural gas to meet the needs of our utility customers and to hedge gas prices to effectively manage costs, reduce price volatility and maintain a competitive advantage. Additionally, our hedging strategies and physical natural gas supplies in storage enable us to optimize within our wholesale and midstream businesses in a sustained low volatility market, but with lower actual results as compared to historical periods with higher volatility.

It is possible that natural gas prices will remain low for an extended period based on current levels of excess supply relative to market demand for natural gas, in part due to abundant sources of new shale natural gas reserves and the lack of demand by commercial and industrial enterprises. However, as economic conditions improve, the demand for natural gas may increase, natural gas prices could rise and higher volatility could return to the natural gas markets. Consequently, we are continuing to reposition our wholesales services business model through the management of operating costs, an increase in our fee-based services and continuing the optimization of our transportation and storage portfolio.

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

Capital Projects We continue to focus on capital discipline and cost control, while moving ahead with projects and initiatives that we expect will have current and future benefits to us and our customers, provide an appropriate return on invested capital and ensure the safety, reliability and integrity of our utility infrastructure. The following table and discussions provide updates on some of our larger capital projects at our distribution operations segment. These programs update or expand our distribution systems to improve system reliability and meet operational flexibility and growth. Our anticipated expenditures for these programs in 2012 are discussed in ‘Liquidity and Capital Resources’ under the caption ‘Cash Flows from Financing Activities’ in our 2011 Form 10-K.

Dollars in millions	Utility	Expenditures in 2012	Expenditures since project inception	Miles of pipe replaced	Year project began	Anticipated year of completion
Pipeline replacement program	Atlanta Gas Light	$15	$582	2,554	1998	2013
Integrated System Reinforcement Program	Atlanta Gas Light	18	160	n/a	2009	2012
Integrated Customer Growth Program	Atlanta Gas Light	6	18	n/a	2010	2012
Enhanced infrastructure program	Elizabethtown Gas	3	92	88	2009	2012
Total		$42	$852	2,642

Atlanta Gas Light Our STRIDE program is comprised of the ongoing pipeline replacement program, the Integrated System Reinforcement Program (i-SRP), and Integrated Customer Growth Program (i-CGP). The purpose of the i-SRP program under STRIDE is to upgrade our distribution system and liquefied natural gas facilities in Georgia, improve our system reliability and operational flexibility, and create a platform to meet long-term forecasted growth. Our i-CGP authorizes Atlanta Gas Light to extend its pipeline facilities to serve customers in areas without pipeline access and create new economic development opportunities in Georgia. Under STRIDE, we are required to file an updated ten-year forecast of infrastructure requirements under i-SRP along with a new construction plan every three years for review and approval by the Georgia Commission, which is required to be filed in August 2012.

Virginia Natural Gas In January 2012 Virginia Natural Gas filed an accelerated infrastructure replacement program with the Virginia Commission. The program was filed pursuant to a Virginia statute that provides a regulatory cost recovery mechanism to recover the costs associated with certain infrastructure replacement programs. Our proposed program is for a five-year period and includes a maximum allowance for capital expenditure of $25 million per year, not to exceed $105 million in total over the five-year period. A public hearing is scheduled for May 2012, and the Virginia Commission is expected to make a final decision on this proposed program in June 2012.

Elizabethtown Gas The New Jersey BPU-approved accelerated enhanced infrastructure program was created in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. On May 16, 2011, the New Jersey BPU approved Elizabethtown Gas’ request to spend an additional $40 million under this program before the end of 2012. Costs associated with the investment in this program are recovered through periodic adjustments to base rates. We expect to file for an extension of the program.

Energy Marketing Activities Sequent’s expected natural gas withdrawals from physical salt-dome and reservoir storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues are net of the estimated impact of profit sharing under our asset management agreements and reflect the amounts that are realizable in future periods based on the inventory withdrawal schedule and forward natural gas prices at March 31, 2012 and 2011. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of substantially fixed operating revenues, timing notwithstanding.

Withdrawal schedule
	(in Bcf)	Expected
Withdrawal schedule	Total storage (in Bcf) (WACOG $2.30)	operating revenues (in millions)
2012
Second quarter	11	$2
Third quarter	11	3
Fourth quarter	7	4
2013	18	10
Total at March 31, 2012	47	$19
Total at March 31, 2011	12	$11

If Sequent’s storage withdrawals associated with existing inventory positions are executed as planned, it expects operating revenues from storage withdrawals of approximately $19 million during the next twelve months. This will change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate. For more information on Sequent’s energy marketing and risk management activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk of our 2011 Form 10-K.”

Asset Management Agreements In March 2012, the Georgia Commission authorized the renewal of the asset management agreement between Atlanta Gas Light and Sequent. The renewed five-year agreement expires in March 2017 and requires Sequent to pay minimum annual fees of $3 million to the Georgia Universal service Fund and includes a slight increase in the sharing levels associated with storage inventory activity.

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

We evaluate segment performance using the measures of operating margin and EBIT, which include the effects of corporate expense allocations. Operating margin is a non-GAAP measure that is calculated as operating revenues minus cost of goods sold and revenue tax expense in distribution operations. Operating margin excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of our assets. These items are included in our calculation of operating income as reflected in our unaudited Condensed Consolidated Statements of Income. EBIT is also a non-GAAP measure that includes operating income and other income and expenses. Items that we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated basis.

We believe operating margin is a better indicator than operating revenues for the contribution resulting from customer growth in our distribution operations segment since the cost of goods sold and revenue tax expense can vary significantly and are generally billed directly to our customers. We also consider operating margin to be a better indicator in our retail operations, wholesale services, midstream operations and cargo shipping segments since it is a direct measure of operating margin before overhead costs.
Glossary of Key Terms

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

	Three months ended March 31,
In millions	2012	2011	Change
Operating revenues	$1,404	$878	$526
Cost of goods sold	(719)	(455)	(264)
Revenue tax expense (1)	(41)	0	(41)
Operating margin	644	423	221
Revenue tax expense (1)	41	0	41
Operating expenses (2)	(413)	(180)	(233)
Nicor merger expenses (3)	(10)	(5)	(5)
Operating income	262	238	24
Other income	4	1	3
EBIT	266	239	27
Interest expense, net	47	29	18
Earnings before income taxes	219	210	9
Income tax expense	80	76	4
Net income	139	134	5
Less net income attributable to the noncontrolling interest	9	10	(1)
Net income attributable to AGL Resources Inc.	$130	$124	$6
(1)	Adjusted for revenue tax expenses for Nicor Gas, which are passed directly through to customers.
(2)
Excludes transaction expenses associated with the merger with Nicor of approximately $10 million ($6 million net of tax) for the three months ended March 31, 2012 and $5 million ($3 million net of tax) for the three months ended March 31, 2011.

(3)	Transaction expenses associated with the Nicor merger are part of operating expenses, but are shown separately to better compare year-over-year results.

For the first quarter of 2012, our net income attributable to AGL Resources Inc. increased by $6 million or 5% compared to last year. The increase was primarily the result of increased operating margins at distribution operations due to the merger with Nicor in December 2011 and increased regulatory infrastructure program revenues at Atlanta Gas Light. This increase was partially offset by lower EBIT at retail operations and wholesale services due to decreased average customer usage, warmer weather, and significantly lower natural gas volatility. Additionally, during the three months ended March 31, 2012, we recorded approximately $5 million ($3 million net of tax) of additional non-recurring transaction expenses associated with the merger with Nicor than we did during the same period last year. These costs are expensed as incurred.

Our interest expense increased by $18 million for the first quarter 2012 compared to the first quarter of 2011. This increase was primarily the result of higher average debt outstanding; primarily the result of the additional long term debt issued to fund the Nicor merger and the long term debt assumed in the transaction.

Our income tax expense increased by $4 million or 5% compared to the first quarter of 2011. The increase was primarily due to higher consolidated earnings as previously discussed. Our income tax expense is determined from earnings before income taxes less net income attributable to noncontrolling interest.

Selected weather, customer and volume metrics as of and for the three months ended March 31, 2012 and 2011, which we consider to be some of the key performance indicators for our operating segments, are presented in the following tables. We measure the effects of weather on our business through Heating Degree Days. Generally, increased Heating Degree Days result in greater demand for gas on our distribution systems. However, extended and unusually warmer than normal weather during the first quarter 2012 Heating Season had a significant negative impact on demand for natural gas in our distribution operations and retail operations segments.

Glossary of Key Terms

Volume metrics for distribution operations and retail operations, as shown in the following table, present the effects of weather and our customers’ demand for natural gas compared to prior year. Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels.

Wholesale services’ daily physical sales volumes represent the daily average natural gas volumes sold to its customers. Within our midstream operations segment, our natural gas storage businesses seek to have a significant percentage of their working natural gas capacity under firm subscription, but also take into account current and expected market conditions. This allows our natural gas storage business to generate additional revenue during times of peak market demand for natural gas storage services, but retain some consistency with their earnings and maximize the value of the investments. Our cargo shipping segment measures the volume of shipments during the period in TEUs, and we continue to seek opportunities to maximize the utilization of our containers and vessels.

Glossary of Key Terms

Weather Heating Degree Days (1)
	Three months ended March 31,			2012 vs. normal	2012 vs. 2011
	Normal	2012	2011	colder / (warmer)	colder / (warmer)
Illinois	2,902	2,358	3,199	(19)%	(26)%
Georgia	1,452	983	1,470	(32)%	(33)%
Virginia	1,800	1,275	1,908	(29)%	(33)%
New Jersey	2,515	1,984	2,549	(21)%	(22)%
Tennessee	1,654	1,205	1,673	(27)%	(28)%
Maryland	2,502	1,992	2,630	(20)%	(24)%
Florida	350	211	241	(40)%	(12)%
Ohio	2,575	2,119	2,616	(18)%	(19)%

Customers (average end-use customers - in thousands)	Three months ended March 31,		2012 vs. 2011
	2012	2011	% change
Distribution Operations
Nicor Gas	2,193	n/a	n/a %
Atlanta Gas Light	1,561	1,569	(0.5)
Virginia Natural Gas	282	280	0.7
Elizabethtown Gas	278	276	0.7
Florida City Gas	104	104	0.0
Chattanooga Gas	63	63	0.0
Elkton Gas	6	6	0.0
Total	4,487	2,298	n/a %

Retail Operations
Georgia	494	498	(1)%
Illinois	445	n/a	n/a
Ohio and Florida (2)	122	71	72%
Indiana	47	n/a	n/a
Other	4	n/a	n/a
Total	1,112	569	n/a %
Market share in Georgia	32%	32%	0%

Volumes	Three months ended March 31,		2012 vs. 2011
	2012	2011	% change
Distribution Operations In billion cubic feet (Bcf)
Firm	240	101	n/a %
Interruptible	27	27	0%
Total	267	128	n/a %

Retail Operations (in Bcf)
Georgia firm	14	18	(22)%
Ohio and Florida	4	4	0%

Wholesale Services
Daily physical sales (Bcf/day)	6.0	5.8	3%

Cargo Shipping (TEU’s – in thousands)
Shipments	41	n/a	n/a

	As of March 31,
Midstream Operations	2012	2011
Working natural gas capacity (in Bcf)	13.3	13.5
% of capacity under subscription by third parties (3)	68%	51%

(1)	Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National Climatic
Data Center. Normal represents ten-year averages from 2002 through March 31, 2012, except for Illinois, where normal represents a ten-year average from 1998 through 2007.
(2)
A portion of the Ohio customers represents customer equivalents, which are computed by the actual delivered volumes divided by the expected average customer usage. On April 1, 2012, our contract to serve approximately 50,000 customer equivalents ended.

(3)
Our percent of capacity under subscription does not include 4 Bcf of subscriptions with Sequent at March 31, 2012 and 2 Bcf at March 31, 2011. As of the end of March 2012, 3 Bcf of contracted capacity (2 Bcf related to Sequent) at Jefferson Island with an average rate of $0.213 expired and was fully recontracted effective April 1, 2012 (1 Bcf recontracted by Sequent) at an average rate of $0.084 with terms varying from 1 to 2 years.

Glossary of Key Terms

First quarter 2012 compared to first quarter 2011

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables for the three months ended March 31, 2012 and 2011.

	2012			2011
In millions	Operating margin (1) (2)	Operating expenses (2) (3)	EBIT (1)	Operating margin (1)	Operating expenses (3)	EBIT (1)
Distribution operations	$470	$277	$194	$275	$135	$141
Retail operations	97	37	60	89	21	68
Wholesale services	34	15	19	50	17	33
Midstream operations	11	8	3	9	7	2
Cargo shipping	34	36	1	0	0	0
Other	(2)	9	(11)	0	5	(5)
Consolidated	$644	$382	$266	$423	$185	$239
(1)
These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein. Please note that our segments have changed as a result of our merger with Nicor and amounts presented from 2011 have been reclassified between the segments to reflect these changes. See Note 10 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein for additional segment information.

(2)	Operating margin and expense for 2012 are adjusted for revenue tax expense for Nicor Gas which is passed directly through to customers.
(3)	Includes $10 million in transaction expenses associated with the merger with Nicor during the first quarter of 2012 and $5 million for the same period in 2011.

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

With the exception of Atlanta Gas Light, our second largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for gas consumed. With the exception of Nicor Gas, we have various mechanisms, such as weather normalization mechanisms, at all of our utilities, that limit our exposure to weather changes within typical ranges in all of our utilities’ respective service areas. The expected operating margin contribution at our distribution operations segment was negatively impacted by warmer than normal weather by approximately $13 million in the first quarter. This primarily impacted Nicor Gas, whose operations are not reflected in our 2011 results. Distribution operations’ EBIT increased by $53 million or 38% compared to last year as shown in the following table.

In millions
EBIT – for first quarter of 2011		$141

Operating margin
Increased margin from Nicor Gas as a result of the Nicor merger in December 2011	193
Increased regulatory infrastructure program revenues at Atlanta Gas Light	2
Increased revenues from new rates, customer growth and weather normalization at Virginia Natural Gas	1
Decrease revenues from lower usage	(1)
Increase in operating margin		195

Operating expenses
Increased expenses for Nicor Gas as a result of the Nicor merger in December 2011	142
Increased depreciation expense	3
Increased pension and health benefits expenses	3
Decreased payroll and incentive compensation expenses	(1)
Decreased bad debt expense	(3)
Decreased other expenses	(2)
Increase in operating expenses		142
EBIT – for first quarter of 2012		$194

Glossary of Key Terms

Retail Operations

Our retail operations segment, which consists of SouthStar and several businesses that provide energy-related products and services to retail markets, also is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. Retail operations’ EBIT decreased by $8 million or 12% compared to last year as shown in the following table.

In millions
EBIT – for first quarter of 2011		$68

Operating margin
Increased margin as a result of the Nicor merger in December 2011	15
Increased related to reduction of transportation and gas costs and higher retail price spreads	5
Decreased average customer usage due to warmer than normal weather, net of weather derivatives	(8)
Change in LOCOM adjustment	(3)
Other	(1)
Increase in operating margin		8

Operating expenses
Increased expenses as a result of the Nicor merger in December 2011	16
Increased outside services, legal and marketing expense	3
Decreased payroll and benefits	(2)
Decreased bad debt and other expenses	(1)
Increase in operating expenses		16
EBIT – for first quarter of 2012		$60

Wholesale Services

Our wholesale services segment is involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services and wholesale marketing. EBIT for our wholesale services segment is impacted by volatility in the natural gas market arising from a number of factors including weather fluctuations and changes in supply or demand for natural gas in different regions of the country. Wholesale services’ EBIT decreased by $14 million compared to last year as shown in the following table. The decreases to operating margin are discussed in more detail below the table.

In millions
EBIT – for first quarter of 2011		$33

Operating margin
Change in value on storage hedges	19
Change in value on transportation hedges	4
Change in commercial activity driven by mild weather, lower storage and transportation price spreads	(21)
Storage inventory write-down (LOCOM) in 2012	(18)
Decrease in operating margin		(16)

Operating expenses
Decreased incentive expenses, offset by slightly higher payroll, benefits, and depreciation	(2)
Decrease in operating expenses		(2)
EBIT – for first quarter of 2012		$19

Change in Commercial activity The reduction in commercial activity reflects significantly lower natural gas price volatility impacting daily and intra-day storage and transportation spreads.

Change in storage and transportation hedges Seasonal (storage) and geographical location (transportation) spreads were higher as compared to prior year. However, overall natural gas price volatility remained low during 2012. Hedge gains in the first quarter of 2012 were primarily due to significantly larger seasonal and geographical location spreads at the time the hedges of our storage and transportation positions were executed and the subsequent downward movement of natural gas prices and collapse of regional transportation spreads.

Glossary of Key Terms

The following table indicates the components of wholesale services’ operating margin for the periods presented.

	March 31,
In millions	2012	2011
Commercial activity recognized	$28	$49
Gain on transportation hedges	5	1
Gain on storage hedges	19	0
Inventory LOCOM	(18)	0
Operating margin	$34	$50

Midstream Operations

Our midstream operations segment’s primary activity is our natural gas storage business, which develops, acquires and operates high-deliverability underground natural gas storage assets. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts at a fixed market rate. Midstream operations’ EBIT increased by $1 million compared to last year as shown in the following table.

In millions
EBIT – for first quarter of 2011		$2

Operating margin
Increased margin as a result of the Nicor merger in December 2011 driven by hedge gains, offset by inventory LOCOM adjustment at Central Valley	2
Increase in operating margin		2

Operating expenses
Increased property taxes, depreciation and other expenses	1
Increase in operating expenses		1
EBIT – for first quarter of 2012		$3

Cargo Shipping

Our cargo shipping segment’s primary activity is transporting containerized freight in the Bahamas and the Caribbean, a region that has historically been characterized by modest market growth and intense competition. Such shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, distributors and residents in the region, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of the cargo consists primarily of interisland shipments of consumer staples and northbound shipments of apparel, rum and agricultural products. Other related services such as inland transportation and cargo insurance are also provided within the cargo shipping segment. Our cargo shipping segment also includes an equity investment in Triton, a cargo container leasing business. For more information about our investment in Triton, see Note 10 to our Consolidated Financial Statements under Item 8 included in our 2011 Form 10-K. Cargo shipping reported $1 million of EBIT for the three months ending March 31, 2012.

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

Our issuance of various securities, including long-term and short-term debt and equity, is subject to customary approval or review by state and federal regulatory bodies including the various commissions of the states in which we conduct business, the SEC and the FERC. Furthermore, a substantial portion of our consolidated assets, earnings and cash flow are derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation. Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. Dividends to AGL Resources are allowed only to the extent of Nicor Gas’ retained earnings balance, which was $493 million at March 31, 2012.

Glossary of Key Terms

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

As of March 31, 2012, we had $74 million of cash and short and long-term investments on our unaudited Condensed Consolidated Statements of Financial Position that were generated from Tropical Shipping. This cash and the investments are not available for use by our other operations unless we repatriate a portion of Tropical Shipping’s earnings in the form of a dividend that would be subject to a significant amount of United States income tax. See Note 12 to our Consolidated Financial Statements under Item 8 included in our 2011 Form 10-K for additional information on our income taxes.

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies and other factors. See Item 1A, “Risk Factors,” in our 2011 Form 10-K for additional information on items that could impact our liquidity and capital resource requirements.

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may periodically change. Each rating should be evaluated independently of other ratings. The rating agencies regularly review our performance, prospects and financial condition and reevaluate their ratings of our long-term debt and short-term borrowings, our corporate ratings and our ratings outlook. There is no guarantee that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. A credit rating is not a recommendation to buy, sell or hold securities.

Factors we consider important in assessing our credit ratings include our Consolidated Statements of Financial Position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of March 31, 2012, and reflects no change from December 31, 2011.

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

Glossary of Key Terms

Our credit facilities each include a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70% at the end of any fiscal month. This ratio, as defined within our debt agreements, includes standby letters of credit, performance/surety bonds and the exclusion of other comprehensive income pension adjustments. Adjusting for these items, the following table contains our debt-to-capitalization ratios for the periods presented.

	AGL Resources		Nicor Gas
	March 31,		March 31,
	2012	2011	2012	2011
Debt-to-capitalization ratio	54%	51%	47%	n/a

We were in compliance with all of our debt provisions and covenants, both financial and non-financial, as of March 31, 2012 and 2011.

Our ratio of total debt to total capitalization, on a consolidated basis, is typically greater at the beginning of the Heating Season as we make additional short-term borrowings to fund our natural gas purchases and meet our working capital requirements. We intend to maintain our ratio of total debt to total capitalization in a target range of 50% to 60%. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. For more information on our default provisions see Note 7 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein. The components of our capital structure, as calculated from our unaudited Condensed Consolidated Statements of Financial Position, as of the dates indicated, are provided in the following table.

	March 31, 2012	December 31, 2011	March 31, 2011
Short-term debt	10%	16%	1%
Long-term debt	46	43	53
Total debt	56	59	54
Equity	44	41	46
Total capitalization	100%	100%	100%

Cash Flows The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Three months ended March 31,
In millions	2012	2011	Variance
Net cash provided by (used in):
Operating activities	$816	$718	$98
Investing activities	(171)	(94)	(77)
Financing activities	(643)	(563)	(80)
Net increase in cash and cash equivalents	2	61	(59)
Cash and cash equivalents at beginning of period	69	24	45
Cash and cash equivalents at end of period	$71	$85	$(14)

Cash Flow from Operating Activities Our increase in cash from operations primarily related to the recovery of working capital from the companies acquired from Nicor in December 2011. This was offset by an increase in working capital requirements at wholesale services due to increased purchases of natural gas of $51 million and increased cash collateral requirements of $33 million as a result of changes in forward NYMEX curve prices in 2012.

Cash Flow from Investing Activities The increased PP&E expenditures of $77 million, or 82%, was primarily due to $35 million of PP&E expenditures at Nicor Gas and $39 million of PP&E expenditures at Central Valley. Both of these subsidiaries were acquired from our merger with Nicor in December 2011.

Cash Flow from Financing Activities The increased use of cash for our financing activities for the three months ended March 31, 2012 compared to the same period in 2011 was primarily a result of $200 million of long-term debt we issued in 2011 in anticipation of paying out the cash consideration for the Nicor merger. This was offset by reduced commercial paper payments.

As of March 31, 2012, our variable-rate debt was 26% of our total debt, compared to 36%, as of December 31, 2011 and 8% as of March 31, 2011. The decrease from December 31, 2011 was primarily due to decreased commercial paper borrowings. The increase from March 31, 2011 was primarily due to the proceeds from the $200 million long-term debt issuance used to repay commercial paper borrowings in 2011. As of March 31, 2012, our commercial paper borrowings of $730 million were 45% lower than as of December 31, 2011, primarily a result of lower working capital requirements. For more information on our debt, see Note 7 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein.

Glossary of Key Terms

Short-term Debt Our short-term debt as of March 31, 2012 was comprised of borrowings under our commercial paper programs and current portions of our senior notes and capital leases.
In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Minimum balance outstanding (2)	Largest balance outstanding (2)
Commercial paper - AGL Capital	$625	$752	$602	$922
Commercial paper - Nicor Gas	105	269	105	456
Senior notes	15	15	15	15
Capital leases	2	2	2	2
Total short-term debt and current portion of long-term debt and capital leases	$747	$1,038	$724	$1,395
(1)	As of March 31, 2012.
(2)
For the three months ended March 31, 2012. The minimum and largest balances outstanding for each short-term debt instrument occurred at different times during the year. As such, the total balances are not indicative of actual borrowings on any one day during the quarter.

The largest, minimum and daily average balances borrowed under our commercial paper programs are important when assessing the intra-period fluctuation of our short-term borrowings and potential liquidity risk. The fluctuations are due to our seasonal cash requirements.

Increasing natural gas commodity prices can have a significant impact on our commercial paper borrowings. Based on current natural gas prices and our expected injection plan, a $1 increase or decrease per thousand cubic feet of natural gas could result in a $170 million change of working capital requirements during the peak of the Heating Season. This range is sensitive to the timing of storage injections and withdrawals, collateral requirements and our portfolio position. Based on current natural gas prices and our expected purchases during the upcoming injection season, we believe that we have sufficient liquidity to cover our working capital needs for the upcoming Heating Season.

The lenders under our credit facilities and lines of credit are major financial institutions with $2.2 billion of committed balances and all have investment grade credit ratings as of March 31, 2012. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

Long-term Debt Our long-term debt matures more than one year from March 31, 2012, and consisted of medium-term notes: Series A, Series B, and Series C, which we issued under an indenture during December 1989, senior notes, first mortgage bonds and gas facility revenue bonds.

Noncontrolling Interest We recorded cash distributions for SouthStar’s dividend distributions to Piedmont of $14 million for the three months ended March 31, 2012 and $16 million for the same period in 2011.The primary reason for the reduction in the distribution to Piedmont during the current year is due to decreased earnings for 2011 compared to 2010.

Dividends on Common Stock Our common stock dividend payments were $42 million for the three months ended March 31, 2012 and $34 million for the same period in 2011. The increase is primarily due to the 38.2 million shares issued in conjunction with the Nicor merger and the annual dividend increase of $0.04 per share. However, as a result of the Nicor merger, AGL Resources shareholders of record as of the close of business on December 8, 2011, received a pro rata dividend of $0.0989 per share for the stub period, accruing from November 19, 2011 totaling $7 million. The dividend payments made in February 2012 were reduced by this stub period dividend.

Contractual Obligations and Commitments We have incurred various contractual obligations and financial commitments in the normal course of business that are reasonably likely to have a material effect on liquidity or the availability of requirements for capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor.

There were no significant changes to our contractual obligations described in Note 11 of our Consolidated Financial Statements and related notes as filed in Item 8 of our 2011 Form 10-K.

Pension and other retirement plan obligations In the first quarter of 2012, we contributed $17 million to our qualified pension plans and an additional $7 million in April 2012 for a total of $24 million during 2012. In 2011, we contributed $38 million to these qualified pension plans and an additional $6 million in April 2011 for a total of $44 million during 2011. Based on the current funding status of these plans, we would be required to make a minimum contribution to the plans of $15 million over the remainder of 2012. We may make additional contributions in 2012 in order to preserve the current level of benefits under these plans and in accordance with the funding requirements of the Pension Protection Act.

Glossary of Key Terms

During the three months ended March 31, 2012, we recorded net periodic benefit costs of $10 million related to our defined benefit retirement plans compared to $5 million during the same period last year. We estimate that during the remainder of 2012, we will record net periodic benefit costs in the range of $44 million to $47 million, a $32 million to $35 million increase compared to 2011.

Substitute natural gas In 2011, Illinois enacted laws that required Nicor Gas and other large utilities in Illinois to elect to either sign contracts to purchase SNG from coal gasification plants to be constructed in Illinois or instead file rate cases with the Illinois Commission in 2012, 2014 and 2016.

On September 30, 2011, Nicor Gas signed an agreement to purchase approximately 25 Bcf of SNG annually for a 10-year term beginning as early as 2015. The counterparty intends to construct a 60 Bcf per year coal gasification plant in southern Illinois. The price of the SNG could significantly exceed market prices and is dependent upon a variety of factors. However, currently under the provisions of this contract the price could potentially be $9.95 per Mcf or more. The project is also expected to be financed by the counterparty with external debt and equity. This agreement complies with an Illinois statute that authorizes full recovery of the purchase costs; therefore we expect to recover such costs. Since the purchase agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, our obligation is not certain at this time. The contract automatically terminates if construction does not commence by July 1, 2012. While the purchase agreement is a variable interest in the counterparty, we have concluded, based on a qualitative evaluation, that we are not the primary beneficiary required to consolidate the counterparty because we had no power to dictate the key terms of this agreement and we have no power to direct any of the activities of the seller. No amount has been recognized on our unaudited Condensed Consolidated Statements of Financial Position in connection with the purchase agreement.

Additionally, on October 11, 2011, the Illinois Power Agency (IPA) approved the form of a draft 30-year contract for the purchase by Nicor Gas of approximately 20 Bcf per year of SNG from a second proposed plant beginning as early as 2018. In November 2011, we filed a lawsuit against the IPA and the developer of this second proposed plant contending that the draft contract approved by the IPA does not conform to certain requirements of the enabling legislation. The lawsuit is pending in circuit court in DuPage County, Illinois. In accordance with the enabling legislation, the draft contract approved by the IPA for the second proposed plant was submitted to the Illinois Commission for further approvals by that regulatory body. The Illinois Commission issued an order on January 10, 2012 approving a final form of the contract for the second plant. The final form of contract approved by the Illinois Commission modified the draft contract submitted by the IPA in various respects. Both we and the developer of the plant filed applications for a rehearing with the Illinois Commission seeking changes to the final form of the contract. The Illinois Commission agreed to grant a rehearing on this contract and is expected to issue its ruling during the second quarter of 2012.

The purchase price of the SNG that may be produced from both of the coal gasification plants may significantly exceed market prices for natural gas and is dependent upon a variety of factors, including plant construction costs and volumes sold, and is currently unknown. The Illinois laws provide that prices paid for SNG purchased from the plants are to be considered prudent and not subject to review or disallowance by the Illinois Commission. As such, Illinois law effectively requires Nicor Gas’ customers to provide subordinated financial support to the developers.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts in our unaudited Condensed Consolidated Financial Statements and accompanying notes. Those judgments and estimates have a significant effect on our financial statements primarily due to the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. We frequently reevaluate our judgments and estimates that are based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances.

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operation as filed on our 2011 Form 10-K. Our critical accounting estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements include the following:

• Regulatory Infrastructure Program Liabilities
• Environmental Remediation Liabilities
• Derivatives and Hedging Activities
• Goodwill and Intangible Assets
• Contingencies
• Pension and Other Retirement Plans
• Income Taxes

Glossary of Key Terms

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

Our RMC is responsible for establishing the overall risk management policies and monitoring compliance with, and adherence to, the terms within these policies, including approval and authorization levels and delegation of these levels. Our RMC consists of members of senior management who monitor open natural gas price risk positions and other types of risk, corporate exposures, credit exposures and overall results of our risk management activities. It is chaired by our chief risk officer, who is responsible for ensuring that appropriate reporting mechanisms exist for the RMC to perform its monitoring functions. Our risk management activities and related accounting treatment for our derivative instruments are described in further detail in Note 5 of our unaudited Condensed Consolidated Financial Statements.

Natural Gas Price Risk

The following tables include the fair values and average values of our consolidated derivative instruments as of the dates indicated. We base the average values on monthly averages for the three months ended March 31, 2012 and 2011.

	Derivative instruments average values (1) at March 31,
In millions	2012	2011
Asset	$279	$197
Liability	117	47
(1) Excludes cash collateral amounts.

	Derivative instruments fair values netted with cash collateral at
In millions	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2011
Asset	$266	$288	$140
Liability	103	110	28

The following tables illustrate the change in the net fair value of our derivative instruments during the periods presented, and provide details of the net fair value of contracts outstanding as of the dates presented.

	Three months ended
	March 31,
In millions	2012	2011
Net fair value of derivative instruments outstanding at beginning of period	$31	$55
Derivative instruments realized or otherwise settled during period	(82)	(48)
Change in net fair value of derivative instruments	5	17
Net fair value of derivative instruments outstanding at end of period	(46)	24
Netting of cash collateral	209	88
Cash collateral and net fair value of derivative instruments outstanding at end of period (1)	$163	$112
(1)	Net fair value of derivative instruments outstanding includes premium and associated intrinsic value at March 31, 2011 of less than $1 million associated with weather derivatives.

The sources of our net fair value at March 31, 2012, are as follows.

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through 2012	$(150)	$79
Mature 2013 – 2014	(26)	53
Mature 2015 – 2017	(4)	2
Total derivative instruments (3)	$(180)	$134
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

We actively monitor open commodity positions and the resulting VaR. We also continue to maintain a relatively matched book, where our total buy volume is close to our sell volume, with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, our portfolio positions for the three months ended March 31, 2012 and 2011 had the following VaRs.

	Three months ended March 31,
In millions	2012	2011
Period end	$2.2	$1.8
Average	2.5	1.4
High	4.8	1.8
Low	1.9	0.9

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $1.1 billion of variable-rate debt outstanding at March 31, 2012, a 100 basis point change in market interest rates would have resulted in an increase in pretax interest expense of $11 million on an annualized basis.

We have $300 million of 6.4% senior notes due in July 2016. In May 2011, we entered into interest rate swaps related to these senior notes to effectively convert $250 million from a fixed rate to a variable-rate obligation. The interest rate resets quarterly based on LIBOR plus 3.9%.

On March 31, 2012, our forward-starting interest rate swaps totaling $90 million that were redesignated as cash flow hedges upon the close of the Nicor merger matured.

Interest rate swaps help us achieve our desired mix of variable to fixed rate debt (i.e. variable debt target of 20% to 45% of total debt). Any gain or loss on these interest rate swaps is deferred in accumulated other comprehensive income until settlement, at which point it is amortized to interest expense over the life of the related debt. For additional information, see Note 5 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein.

Credit Risk

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

We have a concentration of credit risk as measured by our 30-day receivable exposure plus forward exposure. As of March 31, 2012, our top 20 counterparties represented approximately 64% of the total counterparty exposure of $338 million, derived by adding together the top 20 counterparties’ exposures, exclusive of customer deposits, and dividing by the total of our counterparties’ exposures.

Glossary of Key Terms

As of March 31, 2012, our counterparties, or the counterparties’ guarantors, had a weighted average S&P equivalent credit rating of BBB+, which is consistent with the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. The following table shows our third-party natural gas contracts receivable and payable positions.

	Gross receivables			Gross payables
	Mar. 31,	Dec. 31,	Mar. 31,	Mar. 31,	Dec. 31,	Mar. 31,
In millions	2012	2011	2011	2012	2011	2011
Netting agreements in place:
Counterparty is investment grade	$252	$395	$338	$192	$255	$258
Counterparty is non-investment grade	11	23	8	20	47	37
Counterparty has no external rating	121	184	208	212	288	317
No netting agreements in place:
Counterparty is investment grade	2	4	9	1	0	14
Counterparty has no external rating	0	1	2	0	0	2
Amount recorded on unaudited Condensed Consolidated Statements of Financial Position	$386	$607	$565	$425	$590	$628

We have certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with some of its counterparties. If such collateral were not posted, our ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements with our counterparties would have totaled $20 million at March 31, 2012, which would not have a material impact to our consolidated results of operations, cash flows or financial condition.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our 2011 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2012, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. In addition, we are party, as both plaintiff and defendant, to a number of lawsuits related to our business on an ongoing basis. Management believes that the outcome of all regulatory proceedings and litigation in which we are currently involved will not have a material adverse effect on our consolidated financial condition. For more information regarding some of these proceedings, see Note 9 to our unaudited Condensed Consolidated Financial Statements under the caption “Litigation.”

Glossary of Key Terms

Item 1A. Risk Factors

For information regarding our risk factors see the factors discussed in Part I, "Item 1A. Risk Factors" in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2011 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2001, our Board of Directors approved the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan. We purchased no shares for such purposes in the first quarter of 2012 and no unregistered sales of equity securities were made during this period.

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

(1)
Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Condensed Consolidated Statements of Financial Position at March 31, 2012, December 31,2011 and March 31,2011; (iii) unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iv) unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (v) unaudited Condensed Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011; (vi) unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vii) Notes to unaudited Condensed Consolidated Financial Statements.

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

AGL RESOURCES INC.
(Registrant)

Date: May 1, 2012                                                                   /s/Andrew W. Evans
Executive Vice President and Chief Financial Officer

Glossary of Key Terms