Form 10-Q
period 2012-09-30
AGL RESOURCES INC
filed 2012-11-01
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 23, 2012
Common Stock, $5.00 Par Value	117,782,207

AGL RESOURCES INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2012

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

OTC	Over-the-counter
PBR	Performance-based rate, a regulatory plan that ended in 2003, which provided economic incentives based on natural gas cost performance
Piedmont	Piedmont Natural Gas Company, Inc.
PP&E	Property, plant and equipment
S&P	Standard & Poor’s Ratings Services
Sawgrass Storage	Sawgrass Storage, LLC
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
Seven Seas	Seven Seas Insurance Company, Inc.
SNG	Substitute natural gas, a synthetic form of gas manufactured from coal
SouthStar	SouthStar Energy Services LLC
STRIDE	Atlanta Gas Light’s Strategic Infrastructure Development and Enhancement program
Term Loan Facility	$300 million credit agreement entered into by AGL Capital to repay the $300 million senior notes due in 2011
TEU	Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container
Triton	Triton Container Investments LLC
Tropical Shipping	A wholly owned business and a carrier of containerized freight in the Bahamas and the Caribbean region
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
Virginia Natural Gas	Virginia Natural Gas, Inc.
Virginia Commission	Virginia State Corporation Commission, the state regulatory agency for Virginia Natural Gas
WACOG	Weighted average cost of gas

Glossary of Key Terms

PART I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

	As of
In millions	September 30, 2012	December 31, 2011	September 30, 2011
Current assets
Cash and cash equivalents	$91	$69	$165
Short-term investments	60	53	0
Receivables
Energy marketing receivables	397	607	512
Gas, unbilled and other receivables	305	692	144
Less allowance for uncollectible accounts	31	15	17
Total receivables	671	1,284	639
Inventories	778	750	635
Regulatory assets	158	131	99
Derivative instruments	144	226	132
Other current assets	233	233	131
Total current assets	2,135	2,746	1,801
Long-term assets and other deferred debits
Property, plant and equipment	10,281	9,779	6,521
Less accumulated depreciation	2,069	1,879	1,886
Property, plant and equipment, net	8,212	7,900	4,635
Goodwill	1,817	1,813	418
Regulatory assets	1,086	1,079	532
Derivative instruments	15	62	36
Other long-term assets and other deferred debits	330	313	37
Total long-term assets and other deferred debits	11,460	11,167	5,658
Total assets	$13,595	$13,913	$7,459
Current liabilities
Short-term debt	$1,048	$1,321	$0
Energy marketing trade payables	444	590	586
Accounts payable - trade	292	294	124
Current portion of long-term debt and capital leases	226	17	17
Customer deposits and credit balances	159	152	39
Accrued regulatory infrastructure program costs	122	131	119
Accrued expenses	119	162	87
Regulatory liabilities	117	112	34
Accrued environmental remediation liabilities	61	37	23
Derivative instruments	37	99	45
Other current liabilities	139	169	66
Total current liabilities	2,764	3,084	1,140
Long-term liabilities and other deferred credits
Long-term debt	3,330	3,561	2,687
Accumulated deferred income taxes	1,555	1,445	895
Regulatory liabilities	1,465	1,405	296
Accrued environmental remediation liabilities	365	290	166
Accrued other retirement benefit costs	296	320	29
Accrued pension obligations	213	238	151
Accrued regulatory infrastructure program costs	123	145	138
Derivative instruments	5	11	14
Other long-term liabilities and other deferred credits	81	75	62
Total long-term liabilities and other deferred credits	7,433	7,490	4,438
Total liabilities and other deferred credits	10,197	10,574	5,578
Commitments, guarantees and contingencies (see Note 9)
Equity
Common stock, $5 par value; 750,000,000 shares authorized; outstanding: 117,743,809 shares at September 30, 2012, 117,044,803 shares at December 31, 2011 and 78,539,528 shares at September 30, 2011	590	586	394
Additional paid in capital	2,012	1,989	650
Retained earnings	990	967	977
Accumulated other comprehensive loss	(203)	(217)	(151)
Treasury shares	(8)	(7)	(6)
Total common shareholders’ equity	3,381	3,318	1,864
Noncontrolling interest	17	21	17
Total equity	3,398	3,339	1,881
Total liabilities and equity	$13,595	$13,913	$7,459
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2012	2011	2012	2011
Operating revenues (includes revenue taxes of $8 and $63 for the three and nine months in 2012)	$614	$295	$2,704	$1,548
Operating expenses
Cost of goods sold	215	112	1,174	701
Operation and maintenance	212	103	675	351
Depreciation and amortization	104	43	310	126
Taxes other than income taxes	27	11	123	36
Nicor merger expenses	2	2	15	12
Total operating expenses	560	271	2,297	1,226
Operating income	54	24	407	322
Other income	6	1	19	4
Interest expense, net	(45)	(31)	(137)	(92)
Earnings (loss) before income taxes	15	(6)	289	234
Income tax expense (benefit)	6	(2)	106	85
Net income (loss)	9	(4)	183	149
Less net income (loss) attributable to the noncontrolling interest	0	(1)	10	10
Net income (loss) attributable to AGL Resources Inc.	$9	$(3)	$173	$139
Per common share data
Basic earnings (loss) per common share attributable to AGL Resources Inc. common shareholders	$0.08	$(0.04)	$1.48	$1.79
Diluted earnings (loss) per common share attributable to AGL Resources Inc. common shareholders	$0.08	$(0.04)	$1.48	$1.78
Cash dividends declared per common share	$0.46	$0.45	$1.28	$1.35
Weighted-average number of common shares outstanding
Basic	117.1	78.1	116.9	77.9
Diluted	117.5	78.1	117.3	78.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Net income (loss)	$9	$(4)	$183	$149
Other comprehensive income (loss), net of tax
Retirement benefit plans
Reclassification of losses and prior service costs to net benefit cost (net of income tax of $2 and $6 for the three and nine months ended September 30, 2012)	2	0	10	0
Retirement benefit plans	2	0	10	0
Cash flow hedges, net of tax
Net derivative instrument losses (gains) arising during the period (net of income tax of $1 and $2 for the three and nine months ended September 30, 2012)	2	0	4	(1)
Cash flow hedges, net	2	0	4	(1)
Other comprehensive income (loss), net of tax	4	0	14	(1)
Comprehensive income (loss)	13	(4)	197	148
Less comprehensive income (loss) attributable to noncontrolling interest	0	(1)	10	10
Comprehensive income (loss) attributable to AGL Resources Inc.	$13	$(3)	$187	$138

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2010	78.0	$391	$631	$943	$(150)	$(2)	$23	$1,836
Net income	0.0	0	0	139	0	0	10	149
Other comprehensive loss	0.0	0	0	0	(1)	0	0	(1)
Dividends on common stock ($1.35 per share)	0.0	0	0	(105)	0	0	0	(105)
Distributions to noncontrolling interest	0.0	0	0	0	0	0	(16)	(16)
Stock granted, share-based compensation, net of forfeitures	0.0	0	(5)	0	0	0	0	(5)
Stock issued, dividend reinvestment plan	0.2	1	6	0	0	0	0	7
Stock issued, share-based compensation, net of forfeitures	0.3	2	12	0	0	(2)	0	12
Purchase of treasury shares	0.0	0	0	0	0	(2)	0	(2)
Stock-based compensation expense (net of tax)	0.0	0	6	0	0	0	0	6
Balance as of September 30, 2011	78.5	$394	$650	$977	$(151)	$(6)	$17	$1,881

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2011	117.0	$586	$1,989	$967	$(217)	$(7)	$21	$3,339
Net income	0.0	0	0	173	0	0	10	183
Other comprehensive income	0.0	0	0	0	14	0	0	14
Dividends on common stock ($1.28 per share)	0.0	0	0	(150)	0	0	0	(150)
Distributions to noncontrolling interest	0.0	0	0	0	0	0	(14)	(14)
Stock granted, share-based compensation, net of forfeitures	0.0	0	(9)	0	0	0	0	(9)
Stock issued, dividend reinvestment plan	0.2	1	7	0	0	0	0	8
Stock issued, share-based compensation, net of forfeitures	0.5	3	17	0	0	(1)	0	19
Stock-based compensation expense (net of tax)	0.0	0	8	0	0	0	0	8
Balance as of September 30, 2012	117.7	$590	$2,012	$990	$(203)	$(8)	$17	$3,398

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
In millions	2012	2011
Cash flows from operating activities
Net income	$183	$149
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	310	126
Deferred income taxes	89	105
Change in derivative instrument assets and liabilities	61	51
Changes in certain assets and liabilities
Receivables, other than energy marketing	403	247
Energy marketing receivables and trade payables, net	64	118
Prepaid taxes	13	(31)
Trade payables, other than energy marketing	14	(54)
Inventories	(28)	4
Accrued expenses	(43)	(52)
Other - net	(42)	(103)
Net cash flow provided by operating activities	1,024	560
Cash flows from investing activities
Expenditures for property, plant and equipment	(569)	(292)
Net cash flow used in investing activities	(569)	(292)
Cash flows from financing activities
Net payments and borrowings of short-term debt	(273)	(732)
Dividends paid on common shares	(150)	(105)
Payment of medium-term notes	(15)	0
Distribution to noncontrolling interest	(14)	(16)
Proceeds from termination of interest rate swap	17	0
Payment of senior notes	0	(300)
Payments of term loan facility	0	(150)
Proceeds from term loan facility	0	150
Issuance of senior notes	0	1,014
Other	2	12
Net cash flow used in financing activities	(433)	(127)
Net increase in cash and cash equivalents	22	141
Cash and cash equivalents at beginning of period	69	24
Cash and cash equivalents at end of period	$91	$165
Cash paid during the period for
Interest	$142	$95
Income taxes	$4	$10

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

On December 9, 2011, we closed our merger with Nicor and created a combined company with increased scale and scope in the distribution, storage and transportation of natural gas. As such, the businesses acquired as part of the merger are included for 2012, but not for the three and nine months ended or as of September 30, 2011 in our unaudited Condensed Consolidated Financial Statements. See Note 3 for additional information.

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

Note 2 - Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K. There were no significant changes to our accounting policies during the nine months ended September 30, 2012.

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

Glossary of Key Terms

Investments

Our investments in debt and equity securities are as follows:

In millions	September 30, 2012	December 31, 2011	September 30, 2011
Money market funds (1)	$69	$59	$0
Corporate bonds (2)	6	6	0
Other investments (2)	4	7	0
Total	$79	$72	$0
(1)	Categorized as trading.
(2)	Categorized as held-to-maturity.

Investments in debt and equity securities are classified on our unaudited Condensed Consolidated Statements of Financial Position as follows:

In millions	September 30, 2012	December 31, 2011	September 30, 2011
Cash and cash equivalents	$10	$9	$0
Short-term investments	60	53	0
Other long-term assets and other deferred debits	9	10	0
Total	$79	$72	$0

Inventories

Nicor Gas’ inventory is carried at cost on a LIFO basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of goods sold at the estimated annual replacement cost, and the difference between this cost and the actual liquidated LIFO layer cost is recorded as a temporary LIFO inventory liquidation. This inventory decrement is classified in other current liabilities on our unaudited Condensed Consolidated Statements of Financial Position. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of goods sold at the actual LIFO cost of the layers liquidated. As of September 30, 2012 and 2011, there was no inventory decrement.

Our retail operations, wholesale services and midstream operations segments evaluate the weighted average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other-than-temporary. For any declines considered to be other-than-temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market price. Consequently, as a result of declining natural gas prices during certain periods presented, retail operations, wholesale services and midstream operations recorded LOCOM adjustments to cost of goods sold in the following amounts to reduce the value of their inventories to market value.

	Three months ended September 30,		Nine months ended September 30,
In millions	2012	2011	2012	2011
Retail operations	$0	$0	$3	$0
Wholesale services	0	9	18	9
Midstream operations	0	0	1	0

Energy Marketing Receivables and Payables

Our wholesale services segment provides services to retail and wholesale marketers and utility and industrial customers. These customers, also known as counterparties, utilize netting agreements, which enable our wholesale services segment to net receivables and payables by counterparty. Wholesale services also nets across product lines and against cash collateral, provided the master netting and cash collateral agreements include such provisions. While the amounts due from or owed to wholesale services’ counterparties are settled net, they are recorded on a gross basis in our unaudited Condensed Consolidated Statements of Financial Position as energy marketing receivables and energy marketing payables.

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of September 30, 2012, December 31, 2011 and September 30, 2011, the collateral that wholesale services would have been required to post if our credit ratings had been downgraded to non-investment grade status would not have had a material impact to our consolidated results of operations, cash flows or financial condition. However, if such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be negatively impacted.

Glossary of Key Terms

Regulatory Assets and Liabilities

We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense in the current period are capitalized as regulatory assets when it is probable that such costs or expenditures will be recovered in future rates. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the regulatory commissions. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover these costs consistent with our historical recoveries. In the event that the authoritative guidance related to regulated operations were no longer applicable, we would recognize a write-off of regulatory assets that would result in a charge to net income, and be classified as an extraordinary item.

Our regulatory assets and liabilities are summarized in the following table:

In millions	September 30, 2012 (1)	December 31, 2011 (2)	September 30, 2011
Regulatory assets
Recoverable regulatory infrastructure program costs	$46	$48	$62
Recoverable ERC	33	7	7
Recoverable pension and other retirement benefit costs	27	29	0
Other	52	47	30
Total regulatory assets - current	158	131	99
Regulatory assets
Recoverable ERC	421	351	213
Recoverable regulatory infrastructure program costs	286	305	269
Recoverable pension and other retirement benefit costs	228	263	10
Long-term debt fair value adjustment	92	99	0
Other	59	61	40
Total regulatory assets - noncurrent	1,086	1,079	532
Total regulatory assets	$1,244	$1,210	$631
Regulatory liabilities
Accrued natural gas costs	$62	$53	$26
Bad debt rider	30	30	0
Accumulated removal costs	14	14	0
Other	11	15	8
Total regulatory liabilities - current	117	112	34
Regulatory liabilities
Accumulated removal costs	1,381	1,321	254
Unamortized investment tax credit	30	32	11
Regulatory income tax liability	23	27	14
Bad debt rider	16	14	0
Other	15	11	17
Total regulatory liabilities - noncurrent	1,465	1,405	296
Total regulatory liabilities	$1,582	$1,517	$330
(1)
The increase in regulatory assets and liabilities from December 31, 2011, includes an increase in recoverable ERC due to revised estimates of our ERC liabilities made during the second quarter of 2012 of $103 million, which primarily related to Nicor Gas’ former manufactured gas plant sites in Illinois. See Note 9 - Commitments, Guarantees and Contingencies for additional ERC disclosures.

(2)
The increase in regulatory assets and liabilities from September 30, 2011, includes $545 million related to the addition of Nicor Gas’ regulatory assets and includes $1,330 million related to the addition of Nicor Gas’ regulatory liabilities.

There have been no significant new types of regulatory assets or liabilities from those discussed in Note 2 to our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

Fair Value Measurements

We have financial and nonfinancial assets and liabilities subject to fair value measures. The financial assets and liabilities include cash and cash equivalents, receivables, derivative assets and liabilities, accounts payable and debt. The carrying values of cash and cash equivalents, short and long-term investments, derivative assets and liabilities, short-term debt, other current assets and liabilities and accrued interest approximate fair value. The nonfinancial assets and liabilities include pension and other retirement benefits, which are presented in Note 4 to our Consolidated Financial Statements and in related notes included in Item 8 of our 2011 Form 10-K.

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

Nicor Gas also enters into swap agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for company use. These derivative instruments are carried at fair value. To the extent hedge accounting is not elected, changes in such fair values are recorded in the current period as operation and maintenance expense.

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

We currently have minimal hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item. This cash flow hedge ineffectiveness is recorded in cost of goods sold in our unaudited Condensed Consolidated Statements of Income in the period in which it occurs. We have not designated the remainder of our derivative instruments as hedges under the authoritative guidance related to derivatives and hedging and, accordingly, we record changes in the fair value of such instruments within cost of goods sold in our Consolidated Statements of Income in the period of change.

We enter into weather derivative contracts as economic hedges of operating margins in the event of warmer than normal weather in the Heating Season. We account for these contracts using the intrinsic value method under the authoritative guidance related to financial instruments and changes in intrinsic value are reflected in cost of goods sold on our unaudited Condensed Consolidated Statements of Income.

Wholesale Services We purchase natural gas for storage when the current market price we pay to buy and transport natural gas plus the cost to store the natural gas is less than the market price we can receive in the future, resulting in a positive net operating margin. We use NYMEX futures contracts and OTC derivatives to sell natural gas at that future price to substantially lock in the operating margin we will ultimately realize when the stored natural gas is sold. We also enter into transactions to secure transportation capacity between two delivery points in order to serve our customers and various markets. We use NYMEX futures and OTC derivatives to capture the price differential or spread between the locations served by the capacity in order to substantially lock in the operating margin we will ultimately realize when we physically flow natural gas between the two delivery points. These contracts generally meet the definition of derivatives under the authoritative guidance related to derivatives and hedging and are carried at fair value in our unaudited Condensed Consolidated Statements of Financial Position, with changes in fair value recorded in our unaudited Condensed Consolidated Statements of Income in the period of change. These futures contracts are not designated as hedges as may be permitted under the accounting guidance.

Glossary of Key Terms

The purchase, transportation, storage and sale of natural gas are accounted for on a weighted average cost or accrual basis, as appropriate, rather than on the fair value basis we utilize for the derivatives used to mitigate the natural gas price risk associated with our storage and transportation portfolio. Further, we incur monthly demand charges for the contracted storage and transportation capacity, and payments associated with asset management agreements and record these demand charges and payments in our unaudited Condensed Consolidated Statements of Income in the period they are incurred. This difference in accounting can result in volatility in our reported earnings, even though the economic margin is essentially unchanged from the date the transactions were consummated.

Interest Rate Swaps

The cash proceeds received in 2012 from the termination of an interest rate swap is classified as a financing activity on our Condensed Consolidated Statements of Cash Flows. Our policy is to classify derivative cash flows in the same category as the hedged item, rather than by the nature of the instrument.

Earnings Per Common Share

We compute basic earnings per common share attributable to AGL Resources Inc. common shareholders by dividing our income attributable to AGL Resources Inc. by the daily weighted average number of common shares outstanding. Diluted earnings per common share attributable to AGL Resources Inc. common shareholders reflect the potential reduction in earnings per common share attributable to AGL Resources Inc. common shareholders that could occur when potentially dilutive common shares are added to common shares outstanding. The increase in weighted average shares is primarily due to the issuance of 38.2 million shares in connection with the Nicor merger in December 2011.

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

The following table shows the calculation of our diluted shares attributable to AGL Resources Inc. common shareholders for the periods presented, if performance units currently earned under the plan ultimately vest and if stock options currently exercisable at prices below the average market prices are exercised:

	Three months ended September 30,		Nine months ended September 30,
In millions (except per share amounts)	2012	2011	2012	2011
Net income (loss) attributable to AGL Resources Inc.	$9	$(3)	$173	$139
Denominator:
Basic weighted average number of shares outstanding (1)	117.1	78.1	116.9	77.9
Effect of dilutive securities	0.4	0.0	0.4	0.5
Diluted weighted average number of shares outstanding	117.5	78.1	117.3	78.4

Basic and diluted earnings (loss) per share
Basic	$0.08	$(0.04)	$1.48	$1.79
Diluted	$0.08	$(0.04)	$1.48	$1.78
(1) Daily weighted average shares outstanding.

There were no anti-dilutive shares for the three and nine months ended September 30, 2012 and 2011. As such, no shares were excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc.

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

On January 1, 2012, we adopted authoritative guidance related to comprehensive income. The guidance eliminates the option to present OCI in the unaudited Condensed Consolidated Statements of Equity, but allows companies to elect to present net income and OCI in one continuous statement (unaudited Condensed Consolidated Statements of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or OCI, and earnings per share will continue to be calculated based on net income. This guidance did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

Glossary of Key Terms

Note 3 - Merger with Nicor

On December 9, 2011, we completed our $2.5 billion merger with Nicor. The allocation of the total purchase consideration transferred in the merger to the fair value of assets acquired and liabilities assumed included adjustments for the fair value of Nicor’s assets and liabilities. The allocation of the purchase price was as follows:

In millions
Current assets	$955
Property, plant and equipment	3,192
Goodwill	1,403
Other noncurrent assets, excluding goodwill	889
Current liabilities	(1,194)
Long-term debt	(599)
Other noncurrent liabilities	(2,143)
Total purchase consideration	$2,503

The allocation of purchase price in the table above reflects refinements made since the merger date primarily related to increased ERC liabilities for our sites in Illinois, increased fair value of certain non-utility land, reduced fair value of certain property, plant and equipment and reclassifying a portion of the ERC liability from long-term to current. The impact of the refinements on the depreciation and amortization of purchase accounting adjustments was not material.

The estimated fair values of the assets acquired and liabilities assumed were determined based on the accounting guidance for fair value measurements under GAAP. The estimated fair value measurements assume the highest and best use of the assets by market participants, considering the use of the asset that is physically possible, legally permissible and financially feasible at the measurement date. While the purchase accounting is substantially complete, modifications to the purchase price allocation may occur as a result of our continuing review of the assumptions and estimates underlying the allocation of the purchase price.

We concluded that net book value is a reasonable estimate of fair value for Nicor’s tangible and intangible assets and liabilities that are explicitly subject to cost-of-service ratemaking. The company determined the fair value of Nicor’s long-term debt using the income approach, and used a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. As a result, our purchase price allocation included an adjustment of $99 million to step-up the basis of Nicor’s long-term debt to fair value as of the merger date. A corresponding regulatory asset was recorded in connection with the fair value adjustment of the debt. While the regulatory asset related to debt is not included in rate base, the costs are recovered over the term of the debt through the authorized rate of return component of base rates. The following table summarizes our purchase price allocation for Nicor Gas’ regulatory assets and liabilities:

In millions
Current assets	$59
Other noncurrent assets, excluding goodwill	567
Current liabilities	(107)
Other noncurrent liabilities	(1,138)

For all other assets and liabilities acquired from Nicor, we considered the income, market and cost approaches to determining fair value. The income approach estimates the fair value by discounting the projected future cash flows at our weighted average cost of capital. We utilized this approach to obtain the business enterprise values for each reporting unit. Additionally, we used the income approach to determine the fair values for intangible trade names and customer relationship assets.

The market approach is based on the premise that the fair value can be determined through the use of prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Finally, the cost approach utilizes the concept of replacement cost as an indicator of fair value. We applied the market and cost approaches to estimate the fair value of the property, plant and equipment. Our valuations included a $28 million step-up for Nicor’s non-regulated property, plant and equipment. This was primarily related to the vessels and related equipment in our cargo shipping segment. The excess of the purchase price paid over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which is not deductible for tax purposes. A summary by operating segment of the allocation of total goodwill as of September 30, 2012 follows:

In millions	Distribution operations	Retail operations	Midstream operations	Cargo shipping	Consolidated
AGL Resources’ legacy goodwill	$400	$0	$14	$0	$414
Merger with Nicor	1,191	122	0	90	1,403
Total goodwill	$1,591	$122	$14	$90	$1,817

Glossary of Key Terms

The fair value of the intangible assets recorded as result of the merger is as follows:

In millions	Fair Value	Weighted average amortization period
Trade names:
Retail operations	$29	15 years
Cargo shipping	15	15 years

Customer relationships:
Retail operations	53	10 years
Cargo shipping	4	18 years
Total	$101

The fair value measurements of intangible assets were primarily based on significant unobservable inputs and represent Level 3 measurements as defined in accounting guidance for fair value measurements.

Within our operating expenses, we recognized merger expenses of $2 million ($1 million net of tax) for the three months ended September 30, 2012 compared to $2 million ($1 million net of tax) recorded by AGL Resources during the same period in 2011. We recognized $15 million ($9 million net of tax) of merger expenses during the nine months ended September 30, 2012 compared to $12 million ($7 million net of tax) recorded by AGL Resources for the same period in 2011. These costs were expensed as incurred. In addition, our 2011 unaudited Condensed Consolidated Statements of Income include incremental debt issuance costs and interest expense related to financing the cash portion of the purchase consideration in advance of the merger closing date. The expense included in the three months ended September 30, 2011 was $6 million ($4 million net of tax) and the expense included in the nine months ended September 30, 2011 was $14 million ($9 million net of tax).

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

AGL Resources and Nicor together incurred approximately $96 million of costs directly related to the merger in the twelve months ended December 31, 2011 and $29 million in the nine months ended September 30, 2011. These expenses are excluded from the pro forma earnings presented below.

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or of the future consolidated results of operations of the combined company.

In millions, except per share amounts	Twelve months ended December 31, 2011	Nine months ended September 30, 2011
Total revenues	$4,680	$3,410
Net income attributable to AGL Resources Inc.	$304	$201
Basic earnings per common share	$2.62	$1.74
Diluted earnings per common share	$2.61	$1.73

Glossary of Key Terms

Note 4 - Fair Value Measurements

The methods used to determine the fair value of our assets and liabilities are described within Note 2 - Significant Accounting Policies and Methods of Application.

Derivative Instruments

The following table summarizes, by level within the fair value hierarchy, our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of the periods presented. See Note 5 - Derivative Instruments for additional derivative instrument information.

	Recurring fair values Derivative instruments
	September 30, 2012		December 31, 2011		September 30, 2011
In millions	Assets (1)	Liabilities	Assets (1)	Liabilities	Assets (1)	Liabilities
Natural gas derivatives
Quoted prices in active markets (Level 1)	$11	$(55)	$11	$(145)	$8	$(72)
Significant other observable inputs (Level 2)	100	(33)	229	(68)	120	(39)
Netting of cash collateral	47	46	32	115	27	52
Total carrying value (2) (3)	$158	$(42)	$272	$(98)	$155	$(59)
Interest rate derivatives
Significant other observable inputs (Level 2)	$0	$0	$13	$(13)	$13	$0
(1)
$1 million premium at September 30, 2012, $3 million at December 31, 2011 associated with weather derivatives and less than $1 million premium at September 30, 2011 have been excluded as they are accounted for based on intrinsic value.

(2)	There were no material unobservable inputs (Level 3) for any of the periods presented.
(3)	There were no material transfers between Level 1, Level 2, or Level 3 for any of the periods presented.

Money Market Funds

In millions	September 30, 2012	December 31, 2011	September 30, 2011
Money market funds (1)	$69	$59	$0
(1)	Recorded at fair value and classified as Level 1 within the fair value hierarchy.

Debt

Our long-term debt is recorded at amortized cost, with the exception of Nicor Gas’ first mortgage bonds, which are recorded at acquisition date fair value. We estimate the fair value of our debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The following table presents the amortized cost and fair value of our long-term debt as of the following dates:

In millions	September 30, 2012	December 31, 2011	September 30, 2011
Long-term debt amortized cost (1)	$3,556	$3,578	$2,704
Long-term debt fair value (1) (2)	4,100	3,938	3,061
(1)
September 30, 2012 includes current portion of long-term debt and capital leases of $226 million as well as the debt assumed in the Nicor merger with a carrying value of $592 million. December 31, 2011 includes current portion of long-term debt and capital leases of $17 million as well as the debt assumed in the Nicor merger with a stepped-up carrying value of $599 million. September 30, 2011 includes current portion of long-term debt and capital leases of $17 million.

(2)	Valued using Level 2 inputs.

Note 5 - Derivative Instruments

A description of our objectives and strategies for using derivative instruments, related accounting policies and methods used to determine their fair value are described in Note 2 - Significant Accounting Policies and Methods of Application. See Note 4 - Fair Value Measurements for additional fair value disclosures.

Certain of our derivative instruments contain credit-risk-related or other contingent features that could increase the payments for collateral we post in the normal course of business when our financial instruments are in net liability positions. As of September 30, 2012 for agreements with such features, derivative instruments with liability fair values totaled approximately $42 million for which we had posted no collateral to our counterparties. In addition, our energy marketing receivables and payables, which also have credit-risk-related or other contingent features, are discussed in Note 2. Our derivative instrument activities are included within operating cash flows as an adjustment to net income and were $61 million for the nine months ended September 30, 2012 and $51 million for the nine months ended September 30, 2011. See Note 4 - Fair Value Measurements for additional derivative instrument information.

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

Not designated as hedges	Derivative carried at fair value	Realized and unrealized gains or losses on the derivative instrument are recognized in earnings
	Distribution operations’ gains and losses on derivative instruments are deferred as regulatory assets or liabilities until included in cost of goods sold	The gain or loss on these derivative instruments is reflected in natural gas costs and is ultimately included in billings to customers

Distribution Operations

The following amounts represent realized losses related to hedging natural gas costs:

	Three months ended September 30,		Nine months ended September 30,
In millions	2012	2011	2012	2011
Nicor Gas	$12	n/a	$60	n/a
Elizabethtown Gas	6	6	23	19

Quantitative Disclosures Related to Derivative Instruments

As of the periods presented, our derivative instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. We had net long natural gas contracts outstanding in the following quantities:

Natural gas contracts

In Bcf	September 30, 2012 (1) (2)	December 31, 2011 (2)	September 30, 2011
Hedge designation:
Cash flow	7	5	4
Not designated	35	186	161
Total	42	191	165
Hedge position:
Short	(1,994)	(1,680)	(1,624)
Long	2,036	1,871	1,789
Net long position	42	191	165
(1)	Approximately 99% of these contracts have durations of two years or less and the remaining
(2)	1% expire between 2 to 6 years.
(3)	Volumes related to Nicor Gas exclude variable-priced contracts, which are accounted for as derivatives, but whose fair values are not directly impacted by changes in commodity prices.

Glossary of Key Terms

Derivative Instruments Impacts on the Unaudited Condensed Consolidated Statements of Financial Position

The following table presents the fair value and unaudited Condensed Consolidated Statements of Financial Position classification of our derivative instruments as of the periods presented:

5
In millions	Unaudited Condensed Consolidated Statements of Financial Position Location (1) (2)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Designated as cash flow and fair value hedges
Asset Instruments
Current natural gas contracts	Derivative instruments assets and liabilities - current portion	$4	$9	$8
Interest rate swap agreements	Derivative instruments assets - long-term portion	0	13	13
Liability Instruments
Current natural gas contracts	Derivative instruments assets and liabilities - current portion	(3)	(12)	(8)
Interest rate swap agreements	Derivative instruments liabilities - long-term portion	0	(13)	0
Total		1	(3)	13

Not designated as cash flow hedges
Asset Instruments
Current natural gas contracts	Derivative instruments assets and liabilities - current portion	427	706	470
Noncurrent natural gas contracts	Derivative instruments assets and liabilities	54	133	76

Liability Instruments
Current natural gas contracts	Derivative instruments assets and liabilities - current portion	(408)	(689)	(447)
Noncurrent natural gas contracts	Derivative instruments assets and liabilities	(50)	(116)	(82)
Total		23	34	17
Total derivative instruments		$24	$31	$30
(1)	These amounts are netted within our unaudited Condensed Consolidated Statements of Financial Position for amounts which we have netting arrangements with the counterparties.
(2)
As required by the authoritative guidance related to derivatives and hedging, the fair value amounts are presented on a gross basis. As a result, the amounts do not include cash collateral held on deposit in broker margin accounts of $93 million as of September 30, 2012, $147 million as of December 31, 2011 and $79 million as of September 30, 2011. Accordingly, these amounts will differ from the amounts presented on our unaudited Condensed Consolidated Statements of Financial Position and the fair value information presented for our derivative instruments in the recurring fair values table of Note 4.

Derivative Instruments Impacts on the Unaudited Condensed Consolidated Statements of Income

The following table presents the gain (loss) on derivative instruments in our unaudited Condensed Consolidated Statements of Income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2012	2011	2012	2011

Designated as cash flow hedges
Natural gas contracts - net loss reclassified from OCI into cost of goods sold for settlement of hedged item	$(6)	$(1)	$(2)	$(2)
Natural gas contracts - net gain reclassified from OCI into operation and maintenance for settlement of hedged item	(2)	0	(1)	0
Interest rate swaps - gain recognized in OCI and ineffectiveness recorded as an offset to interest expense	2	2	(1)	2

Not designated as hedges
Natural gas contracts - net (loss) gain fair value adjustments recorded in operating revenues (1)	(17)	0	(40)	12
Natural gas contracts - net loss fair value adjustments recorded in cost of goods sold (2)	1	0	(2)	(2)
Total gain (loss) on derivative instruments	$(22)	$1	$(46)	$10
(1)	Associated with the fair value of existing derivative instruments at September 30, 2012 and 2011.
(2)
Excludes gains recorded in cost of goods sold associated with weather derivatives of $14 million for the nine months ended September 30, 2012 and $4 million for the nine months ended September 30, 2011.

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur were immaterial for the nine months ended September 30, 2012 and 2011.

Our expected net loss to be reclassified from OCI into cost of goods sold, operation and maintenance expense, and operating revenues and recognized in our unaudited Condensed Consolidated Statements of Income over the next 12 months is $3 million. These pre-tax deferred losses are recorded in OCI related to natural gas derivative contracts. The expected losses are based upon the fair values of these financial instruments at September 30, 2012.

There have been no other significant changes to our derivative instruments, as described in Note 2 and Note 4 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K.

Glossary of Key Terms

Note 6 - Employee Benefit Plans

Pension Benefits

We sponsor three tax-qualified defined benefit pension plans for our eligible employees: the Nicor Gas Retirement Plan, the AGL Retirement Plan and the NUI Retirement Plan. A defined benefit plan specifies the amount of benefits an eligible participant eventually will receive using information about the participant. Following are the combined cost components of our three defined benefit pension plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
In millions	2012	2011	2012	2011
Service cost	$7	$3	$21	$10
Interest cost	10	7	32	21
Expected return on plan assets	(16)	(7)	(48)	(23)
Net amortization of prior service cost	0	(1)	(1)	(2)
Recognized actuarial loss	9	3	26	10
Net pension benefit cost	$10	$5	$30	$16

Other Defined Retirement Benefits

We sponsor two defined benefit retirement health care plans for our eligible employees: the Health and Welfare Plan for Retirees and Inactive Employees of AGL Resources Inc. (AGL Welfare Plan) and the Nicor Gas Welfare Benefit Plan (Nicor Gas Welfare Plan). Eligibility for these benefits is based on age and years of service.

Following are the cost components of our other retirement benefit costs for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
In millions	2012	2011	2012	2011
Service cost	$1	$1	$3	$1
Interest cost	4	1	12	4
Expected return on plan assets	(1)	(1)	(4)	(4)
Net amortization of prior service cost	(1)	(1)	(2)	(3)
Recognized actuarial loss	2	0	7	1
Net benefit cost	$5	$0	$16	$(1)

In the second quarter of 2012, the estimated benefit obligation for the Nicor Gas Welfare Plan decreased to $263 million as a result of final updated census data and claims costs. As of December 31, 2011, the Nicor Gas Welfare Plan benefit obligation was $283 million.

Contributions

Our employees generally do not contribute to these pension and other retirement plans. We fund the qualified pension plans by contributing at least the minimum amounts required by applicable regulations and as recommended by our actuary. However, we may contribute in excess of the minimum required amounts. In July 2012, the Pension Protection Act of 2006 (the Act) was changed to provide near-term funding relief to certain pension plans and to increase Pension Benefit Guaranty Corporation premiums over the next five years. As a result, we expect to have additional flexibility with respect to the amount of contributions to our pension plans through 2014.

The Act contains funding requirements for single employer defined benefit pension plans and establishes a 100% funding target (over a 7-year amortization period) for plan years beginning after December 31, 2007. If certain conditions are met, the Worker, Retiree and Employer Recovery Act of 2008 allows us to measure our required minimum contributions based on a funding target of 100% in 2011 and 2012. During the first nine months of 2012, we contributed $32 million to the AGL Retirement Plan and the NUI Retirement Plan and $50 million during the same period last year. For more information on our pension plans, see Note 11 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K.

Glossary of Key Terms

Note 7 - Debt and Credit Facilities

The following table provides maturity dates, weighted average interest rates and amounts outstanding for our various debt securities and facilities that are included in our unaudited Condensed Consolidated Statements of Financial Position. For additional information on our debt, see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

		September 30, 2012			September 30, 2011
Dollars in millions	Year(s) due	Weighted average interest rate (1)	Outstanding	Outstanding at December 31, 2011	Weighted average interest rate (1)	Outstanding
Short-term debt
Commercial paper- AGL Capital (2)	2012	0.5%	$875	$869	0.4%	$0
Commercial paper- Nicor Gas (2)	2012	0.5	173	452	n/a	n/a
Total short-term debt		0.5%	$1,048	$1,321	0.4%	$0
Current portion of long-term debt and capital leases
Current portion of long-term debt	2013	4.6%	$225	$15	8.3%	$15
Current portion of capital leases	2012-2013	4.9	1	2	4.9	2
Total current portion of long-term debt and capital leases		4.6%	$226	$17	8.0%	$17
Long-term debt - excluding current portion

Senior notes	2015-2041	5.1%	$2,325	$2,550	5.5%	$2,275
First mortgage bonds	2016-2038	5.6	500	500	n/a	n/a
Gas facility revenue bonds	2022-2033	1.1	200	200	1.1	200
Medium-term notes	2017-2027	7.8	181	181	7.8	181
Total principal long-term debt		5.0%	$3,206	$3,431	5.3%	$2,656
Fair value adjustment of long-term debt (3)	2016-2038	n/a	$106	$112	n/a	$11
Unamortized debt premium, net	n/a	n/a	18	18	n/a	20
Total non-principal long-term debt		n/a	$124	$130	n/a	$31
Total long-term debt			$3,330	$3,561		$2,687

Total debt			$4,604	$4,899		$2,704
(1)	Interest rates are calculated based on the daily weighted average balance for the applicable category outstanding for the nine months ended September 30.
(2)	As of September 30, 2012, the weighted average interest rates on our commercial paper borrowings were 0.5% for AGL Capital and 0.4% for Nicor Gas.
(3)
Fair value adjustment of the first mortgage bonds relates to the step up to fair value of the long-term debt assumed in the Nicor merger and was $92 million as of September 30, 2012 and $99 million as of December 31, 2011. Fair value adjustment related to interest rate hedges was $14 million as of September 30, 2012, $13 million as of December 31, 2011 and $11 million as of September 30, 2011.

Interest Rate Swaps

On September 6, 2012, we settled our $250 million fixed-rate to floating-rate interest rate swap related to the $300 million outstanding 6.4% senior notes due in July 2016. This settlement resulted in our receipt of a $17 million cash payment, which is classified as a financing activity in the Condensed Consolidated Statements of Cash Flows. Upon settlement of the swap, we began amortizing the accumulated fair value increase to the senior notes, net of ineffectiveness, as a reduction to interest expense over the remaining term of the senior notes.

Financial and Non-Financial Covenants

The AGL Credit Facility and the Nicor Gas Credit Facility each include a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70% at the end of any fiscal month; however, our goal is to maintain these ratios at levels between 50% and 60%. These ratios, as calculated in accordance with the debt covenants, include standby letters of credit and surety bonds and exclude accumulated OCI items related to non-cash pension adjustments, other post-retirement benefits liability adjustments and accounting adjustments for cash flow hedges. Adjusting for these items, the following table contains our debt-to-capitalization ratios for the periods presented:

	September 30, 2012	December 31, 2011	September 30, 2011
AGL Credit Facility	56%	58%	57%
Nicor Gas Credit Facility	51%	60%	n/a

The credit facilities contain certain non-financial covenants that, among other things, restrict liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, asset dispositions, mergers and consolidations and other matters customarily restricted in such agreements.

Glossary of Key Terms

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

Note 8 - Non-Wholly Owned Entities

As of September 30, 2012, we had ownership interests in SouthStar, Triton, Horizon Pipeline and Sawgrass Storage.

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

SouthStar’s financial results are seasonal in nature, with earnings depending to a great extent on the first and fourth quarters of each year. SouthStar’s current assets consist primarily of natural gas inventory, derivative instruments and receivables from its customers. SouthStar also has receivables from us due to its participation in AGL Capital’s commercial paper program. See Note 2 for additional discussions of SouthStar’s inventories. SouthStar’s restricted assets consist of customer deposits and were immaterial as of September 30, 2012 and 2011. SouthStar’s current liabilities consist primarily of accrued natural gas costs, other accrued expenses, customer deposits, derivative instruments and payables to us from its participation in AGL Capital’s commercial paper program.

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

Glossary of Key Terms

Cash flows used in our investing activities include capital expenditures for SouthStar of $2 million for the nine months ended September 30, 2012 and 2011. Cash flows used in our financing activities include SouthStar’s distribution to Piedmont for its portion of SouthStar’s annual earnings from the previous year. Generally, this distribution occurs in the first or second quarter of each fiscal year. For the nine months ended September 30, 2012, SouthStar distributed $14 million to Piedmont and $16 million during the same period last year. The decrease of $2 million was primarily the result of decreased earnings year-over-year. The following table provides additional information for the dates presented, which are consolidated within our unaudited Condensed Consolidated Statements of Financial Position:

	September 30, 2012			December 31, 2011			September 30, 2011
In millions	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	% (2)
Current assets	$2,135	$152	7%	$2,746	$210	8%	$1,801	$164	9%
Long-term assets and other deferred debits	11,460	10	0	11,167	9	0	5,658	9	0
Total assets	$13,595	$162	1%	$13,913	$219	2%	$7,459	$173	2%
Current liabilities	$2,764	$42	2%	$3,084	$77	2%	$1,140	$57	5%
Long-term liabilities and other deferred credits	7,433	0	0	7,490	0	0	4,438	0	0
Total Liabilities	10,197	42	0	10,574	77	1	5,578	57	1
Equity	3,398	120	4	3,339	142	4	1,881	116	6
Total liabilities and equity	$13,595	$162	1%	$13,913	$219	2%	$7,459	$173	2%
(1)	These amounts reflect information for SouthStar and do not include intercompany eliminations or the balances of our wholly owned subsidiary with an 85% ownership interest in SouthStar.
(2)	SouthStar’s percentage of the amount on our unaudited Condensed Consolidated Statements of Financial Position.

The following table provides additional information on SouthStar’s revenues and expenses for the periods presented, which are consolidated within our unaudited Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Operating revenues	$87	$99	$401	$505
Operating expenses
Cost of goods sold	73	88	286	388
Operation and maintenance	13	15	44	49
Depreciation and amortization	1	0	2	1
Taxes other than income taxes	0	0	2	1
Total operating expenses	87	103	334	439
Operating income	$0	$(4)	$67	$66

Equity Method Investments

Income from our equity method investments is classified as other income on our unaudited Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2012, this included investment income from Triton of $2 million and $8 million, investment income from Horizon Pipeline of less than $1 million and $1 million, and an immaterial amount of investment income from our other equity method investments. For more information about our equity method investments, see Note 10 to our Consolidated Financial Statements under Item 8 included in our 2011 Form 10-K.

Note 9 - Commitments, Guarantees and Contingencies

There were no significant changes to our contractual obligations described in Note 11 of our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K other than those related to ERC liabilities and SNG contracts as described below.

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

Glossary of Key Terms

Additionally, on October 11, 2011, the Illinois Power Agency (IPA) approved the form of a draft 30-year contract for the purchase by Nicor Gas of approximately 20 Bcf per year of SNG from a second proposed plant beginning as early as 2018. The purchase price of the SNG that may be produced from this proposed coal gasification plant may significantly exceed market prices for natural gas and is expected to be dependent upon a variety of factors, including the developer’s financing, plant construction costs and volumes sold, which are currently not determinable. The Illinois law pertaining to this plant provides that the price paid for SNG purchased from the plant is to be considered prudent and not subject to review or disallowance by the Illinois Commission. As such, Illinois law effectively requires our customers to provide subordinated financial support to the developer.

In November 2011, we filed a lawsuit against the IPA and the developer of this second proposed plant contending that the draft contract approved by the IPA does not conform to certain requirements of the enabling legislation. The lawsuit is pending in circuit court in DuPage County, Illinois. In accordance with the enabling legislation, the draft contract approved by the IPA for the second proposed plant was submitted to the Illinois Commission for further approvals by that regulatory body. The Illinois Commission issued an order on January 10, 2012 approving a final form of the contract for the second plant. The final form of contract approved by the Illinois Commission modified the draft contract submitted by the IPA in various respects. Both we and the developer of the plant filed applications for a rehearing with the Illinois Commission seeking changes to the final form of the contract. The Illinois Commission agreed to grant a rehearing. On July 11, 2012, the Illinois Commission issued its order on rehearing in which it modified its earlier order to change certain of the terms of the approved form of SNG purchase contract. The Illinois state court denied our appeal of the Illinois Commission’s order, but that does not impact the pending DuPage County lawsuit challenging the IPA’s earlier order approving the draft form of contract. We have appealed the Illinois Commission’s decision to Illinois state court. In May 2012, the Illinois legislature passed a bill that directed the Illinois Commission to approve a final form of contract that differed in certain respects from the form the Illinois Commission approved in its July 11, 2012 order and that purported to address issues raised in our pending lawsuit against the IPA. This bill was vetoed by the Governor of Illinois on August 10, 2012. As a result of pending litigation challenging aspects of the IPA and Illinois Commission decisions regarding the contract terms, we have not yet signed a contract with the developer to purchase SNG from the second proposed plant.

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

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at our current and former operating sites. The following table provides more information on the costs related to remediation of our former operating sites as of September 30, 2012:

In millions	Probabilistic model cost estimates (1)	Engineering estimates (1)	Amount recorded	Expected costs over next twelve months
Illinois	$193 - $443	$50	$242	$26
New Jersey	112 - 202	2	111	19
Georgia and Florida	50 - 102	9	62	9
North Carolina	n/a	11	11	7
Total	$355 - $747	$72	$426	$61
(1)	There were no material changes to the estimates disclosed in our June 30, 2012 Form 10-Q. As such, the estimates above were not changed for revised assumptions or actual remediation expenses incurred.

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

Glossary of Key Terms

As we conduct the actual remediation and enter into cleanup contracts, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. These estimates contain various engineering assumptions, which we refine and update on an ongoing basis. In the second quarter of 2012, we completed our probabilistic models and engineering estimates for our sites in Illinois, which primarily contributed to a $103 million increase from the amount recorded at December 31, 2011. These costs are recoverable from our customers as they are paid and, accordingly, we have recorded a regulatory asset associated with the recorded liabilities. For more information on our ERC, see Note 11 of our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

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

In February 2012, we committed to a stipulated resolution of issues with the staff of the Illinois Commission, which includes crediting Nicor Gas customers $64 million, which is not recoverable from our customers. This liability is reflected in our unaudited Condensed Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011. The stipulated resolution does not constitute an admission of fault, and it is not final and is subject to review and approval by the Illinois Commission. CUB and IAGO are not parties to the stipulated resolution and continue to pursue their claims in this proceeding. Evidentiary hearings before the Administrative Law Judge were held during the first quarter of 2012 and post-trial legal briefs from the parties were submitted during the second quarter of 2012. Following the submission of legal briefs, the Administrative Law Judge will issue a proposed decision. There is no date scheduled for the issuance of that proposed decision.

We are unable to predict the outcome of the Illinois Commission’s review or our potential exposure for CUB and IAGO claims. Since the PBR plan and historical gas costs are still under Illinois Commission review, the final outcome could be materially different than the amount reflected in our financial statements as of September 30, 2012.

Other We are also involved in litigation relating to service warranty products, litigation relating to estimated billing practices and an investigation by the United States Environmental Protection Agency regarding the applicable regulatory requirements for polychlorinated biphenyl (PCB) in the Nicor Gas distribution system. While we are unable to predict the outcome of these matters or to reasonably estimate our potential exposure related thereto, if any, and have not recorded a liability associated with these contingencies, the final disposition of these matters is not expected to have a material adverse impact on our liquidity or financial condition. For additional litigation information on these matters, see Note 11 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

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

Glossary of Key Terms

Note 10 - Segment Information

Our operating segments have changed as a result of our merger with Nicor and amounts from prior periods have been reclassified between the segments to reflect these changes. Our results for the three and nine months ended September 30, 2012 include the activity of the Nicor legacy companies whereas our results for the three and nine months ended September 30, 2011 do not. Our operating segments comprise revenue-generating components of our company for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. We manage our businesses through five operating segments - distribution operations, retail operations, wholesale services, midstream operations, cargo shipping and one non-operating segment, other.

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

Our cargo shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region. Our cargo shipping segment also includes amounts related to cargo insurance coverage sold to our customers and other third parties. Our cargo shipping segment’s vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the United States dollar. Our cargo shipping segment also includes an equity investment in Triton, a cargo container leasing business. Profits and losses are generally allocated to investors’ capital accounts in proportion to their capital contributions. Our investment in Triton is accounted for under the equity method, and our share of earnings is reported within “Other Income” on our unaudited Condensed Consolidated Statements of Income.

Our other segment includes intercompany eliminations and aggregated subsidiaries that are not significant enough on a stand-alone basis and that do not meet the criteria for inclusion in one of our other five operating segments.

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

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The reconciliations of EBIT to operating income, earnings (loss) before income taxes and net income (loss) for the three and nine months ended September 30, 2012 and 2011, are presented below:

	Three months ended September 30,		Nine months ended September 30,
In millions	2012	2011	2012	2011
Operating income	$54	$24	$407	$322
Other income	6	1	19	4
EBIT	60	25	426	326
Interest expense, net	45	31	137	92
Earnings (loss) before income taxes	15	(6)	289	234
Income tax expense (benefit)	6	(2)	106	85
Net income (loss)	$9	$(4)	$183	$149

Glossary of Key Terms

Information by segment on our Statements of Financial Position as of December 31, 2011, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$11,020	$1,586
Retail operations	501	124
Wholesale services	1,214	2
Midstream operations	635	16
Cargo shipping	481	77
Other (2)	62	8
Consolidated	$13,913	$1,813
(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our other segment’s assets consist primarily of cash and cash equivalents and PP&E and reflect the effect of intercompany eliminations.

Summarized Statements of Income, Statements of Financial Position and capital expenditure information by segment as of and for the three and nine months ended September 30, 2012 and 2011 are shown in the following tables. Note that our segments have changed as a result of our merger with Nicor and amounts from prior periods have been reclassified between the segments to reflect these changes.

Three months ended September 30, 2012

In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other and intercompany eliminations (3)	Consolidated
Operating revenues from external parties	$405	$118	$(12)	$22	$83	$(2)	$614
Intercompany revenues (1)	37	0	0	0	0	(37)	0
Total operating revenues	442	118	(12)	22	83	(39)	614
Operating expenses
Cost of goods sold	107	83	0	12	51	(38)	215
Operation and maintenance	148	26	11	4	29	(6)	212
Depreciation and amortization	88	3	0	4	5	4	104
Taxes other than income taxes	21	1	1	1	1	2	27
Nicor merger expenses	0	0	0	0	0	2	2
Total operating expenses	364	113	12	21	86	(36)	560
Operating income (loss)	78	5	(24)	1	(3)	(3)	54
Other income	2	0	1	0	2	1	6
EBIT	$80	$5	$(23)	$1	$(1)	$(2)	$60
Capital expenditures	$189	$3	$1	$18	$1	$7	$219

 Three months ended September 30, 2011

In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other and intercompany eliminations (3)	Consolidated
Operating revenues from external parties	$205	$98	$(21)	$11	$0	$2	$295
Intercompany revenues (1)	34	0	0	0	0	(34)	0
Total operating revenues	239	98	(21)	11	0	(32)	295
Operating expenses
Cost of goods sold	47	87	8	2	0	(32)	112
Operation and maintenance	79	15	7	4	0	(2)	103
Depreciation and amortization	37	1	0	2	0	3	43
Taxes other than income taxes	8	0	1	1	0	1	11
Nicor merger expenses	0	0	0	0	0	2	2
Total operating expenses	171	103	16	9	0	(28)	271
Operating income (loss)	68	(5)	(37)	2	0	(4)	24
Other income (loss)	2	0	0	0	0	(1)	1
EBIT	$70	$(5)	$(37)	$2	$0	$(5)	$25
Capital expenditures	$82	$1	$0	$6	$0	$7	$96

Glossary of Key Terms

Nine months ended September 30, 2012
In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other and intercompany eliminations (3)	Consolidated
Operating revenues from external parties	$1,848	$517	$59	$56	$247	$(23)	$2,704
Intercompany revenues (1)	124	0	0	0	0	(124)	0
Total operating revenues	1,972	517	59	56	247	(147)	2,704
Operating expenses
Cost of goods sold	767	342	34	24	152	(145)	1,174
Operation and maintenance	473	83	35	13	83	(12)	675
Depreciation and amortization	262	10	1	10	17	10	310
Nicor merger expenses	0	0	0	0	0	15	15
Taxes other than income taxes	103	3	3	4	4	6	123
Total operating expenses	1,605	438	73	51	256	(126)	2,297
Operating income (loss)	367	79	(14)	5	(9)	(21)	407
Other income	7	0	1	1	8	2	19
EBIT	$374	$79	$(13)	$6	$(1)	$(19)	$426

Identifiable and total assets (2)	$11,062	$472	$970	$712	$482	$(103)	$13,595
Goodwill	$1,591	$122	$0	$14	$90	$0	$1,817
Capital expenditures	$457	$7	$1	$77	$2	$25	$569

Nine months ended September 30, 2011
In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other and intercompany eliminations (3)	Consolidated
Operating revenues from external parties	$946	$505	$41	$52	$0	$4	$1,548
Intercompany revenues (1)	113	0	0	0	0	(113)	0
Total operating revenues	1,059	505	41	52	0	(109)	1,548
Operating expenses
Cost of goods sold	385	388	12	25	0	(109)	701
Operation and maintenance	258	50	35	12	0	(4)	351
Depreciation and amortization	109	2	1	6	0	8	126
Nicor merger expenses	0	0	0	0	0	12	12
Taxes other than income taxes	26	1	2	3	0	4	36
Total operating expenses	778	441	50	46	0	(89)	1,226
Operating income (loss)	281	64	(9)	6	0	(20)	322
Other income	4	0	0	0	0	0	4
EBIT	$285	$64	$(9)	$6	$0	$(20)	$326

Identifiable and total assets (2)	$5,673	$182	$1,004	$476	$0	$124	$7,459
Goodwill	$404	$0	$0	$14	$0	$0	$418
Capital expenditures	$249	$2	$1	$21	$0	$19	$292

(1)
Intercompany revenues - wholesale services records its energy marketing and risk management revenues on a net basis and its total operating revenues include intercompany revenues of $93 million and $230 million for the three and nine months ended September 30, 2012 and $118 million and $367 million for the three and nine months ended September 30, 2011.

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

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation, including any changes related to climate change; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, unexpected change in project costs, including the cost of funds to finance these projects; limits on pipeline capacity; the impact of acquisitions and divestitures; our ability to integrate successfully operations that we have or may acquire or develop in the future, including those of Nicor, and realize cost savings and any other synergies related to any such integration, or the risk that any such integration could be more difficult, time-consuming or costly than expected; uncertainty of our expected financial performance following the completion of the Nicor merger; disruption from the Nicor merger making it more difficult to maintain relationships with customers, employees or suppliers; direct or indirect effects on our business, financial condition or liquidity resulting from any change in our credit ratings resulting from the merger with Nicor or otherwise or any change in the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions, including disruptions in the capital markets and lending environment and the economic downturn; general economic conditions; uncertainties about environmental issues and the related impact of such issues, including our environmental remediation plans; the impact of changes in weather, including climate change, on the temperature-sensitive portions of our business; the impact of natural disasters such as hurricanes on the supply and price of natural gas; acts of war or terrorism; the outcome of litigation; and other factors discussed elsewhere herein and in our filings with the SEC.

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

Glossary of Key Terms

Overview

We are an energy services holding company whose principal business is the distribution of natural gas in seven states - Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee and Maryland - through our seven natural gas distribution utilities. At September 30, 2012, our seven utilities serve approximately 4.5 million end-use customers.

We have other energy-related businesses, including our retail operations segment, which serves more than one million retail customers and markets natural gas and related home services to end-use customers primarily in Georgia, Illinois, Indiana, Ohio, Florida and New York. Our wholesale services segment provides natural gas storage arbitrage and related activities, natural gas asset management and related logistics activities for each of our utilities, except for Nicor Gas, as well as for non-affiliated companies. Our midstream operations segment engages in the operation of non-utility storage and pipeline facilities, including the development and operation of high-deliverability natural gas storage assets and provides natural gas storage arbitrage and related activities. In addition to these energy-related businesses, we also have a cargo shipping segment that transports containerized freight, owns and leases cargo containers and provides cargo insurance.

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

Our retail operations businesses, including SouthStar, Nicor Advanced Energy and Nicor Solutions, generate earnings through the sale of natural gas to residential, commercial and industrial customers, primarily in Georgia and Illinois where we capture spreads between wholesale and retail natural gas prices. We also offer our customers energy-related products that provide for natural gas price stability and utility bill management. These products mitigate and/or eliminate the risks to customers of colder than normal weather and/or changes in natural gas prices. We charge a fee or premium for these services. Our retail operations businesses also provide warranty protection solutions to customers primarily in Illinois, Indiana and Ohio through Nicor Services.

Our wholesale services segment consists of our wholly owned subsidiaries Sequent and Compass Energy (Compass). Sequent is involved in asset management and optimization, storage, transportation, producer and peaking services and wholesale marketing of natural gas across the United States and in Canada. Nicor Enerchange, LLC, which was integrated into Sequent subsequent to the Nicor merger, expands Sequent’s wholesale marketing of natural gas supply services in the Midwest, primarily in the northern Illinois market, and enables Sequent to serve commercial and industrial customers in this market. Further, Sequent manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies. Compass provides natural gas supply and services to commercial, industrial and governmental customers primarily in Kentucky, Ohio, Pennsylvania, Virginia and West Virginia.

Our midstream operations segment includes a number of businesses that are related and complementary to our primary business. The most significant of these businesses is our natural gas storage business, which develops, acquires and operates high-deliverability underground natural gas storage assets primarily in the Gulf Coast region of the United States and in northern California. While this business can generate additional revenue during times of peak market demand for natural gas storage services, the majority of our natural gas storage facilities are covered under a portfolio of short, medium and long-term contracts at a fixed market rate. Golden Triangle Storage’s Cavern 1 began full commercial operations during the first quarter of 2011 and Cavern 2 began full commercial operations in the third quarter of 2012. Cavern 1 is expected to go through a process to assess the cavern’s working gas capacity and to slightly increase the size of the facility. The process is expected to begin in early 2013 and continue through the third quarter of 2013. Cavern 2 will cover the obligations of Cavern 1 during this process. Central Valley, located in northern California, began commercial operations and providing services to firm customers during the second quarter 2012.

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

Glossary of Key Terms

For additional information on the Nicor merger see Note 3 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein and Item 1, “Business” as well as Note 3 to our Consolidated Financial Statements under Item 8 of our 2011 Form 10-K.

Impact of weather During the nine months ended September 30, 2012, we experienced weather that was 16% - 40% warmer than normal across our service territories. This resulted in a significantly reduced demand for natural gas, which negatively impacted our distribution operations, retail operations and wholesale services segments. For the nine months ended September 30, 2012, the weather in Illinois was 18% warmer than normal and in Georgia it was 34% warmer than normal. This warmer weather reduced our expected operating margins by $16 million at distribution operations and by $9 million at retail operations as compared to normal weather.

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

Hedges Our third quarter 2012 earnings were negatively impacted by pre-tax hedge losses of $16 million in our wholesale services segment. These losses are temporary and will be recovered in future periods. Based on current expectations, we anticipate that these losses largely will be recovered in the fourth quarter of 2012 and the first quarter of 2013. Changes in commodity prices subject a significant portion of our operations to earnings variability. Our non-utility businesses principally use physical and financial arrangements to reduce the risks associated with both weather-related seasonal fluctuations in market conditions and changing commodity prices. These economic hedges may not qualify, or are not designated for, hedge accounting treatment. As a result, our reported earnings for the wholesale services, retail operations and midstream operations segments reflect changes in the fair values of certain derivatives. These values may change significantly from period to period and are reflected as gains or losses within our operating revenues or our OCI for those derivative instruments that qualify and are designated as accounting hedges.

Energy Marketing Activities Sequent’s expected natural gas withdrawals from storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues exclude storage demand charges but are net of the estimated impact of profit sharing under our asset management agreements and reflect the amounts that are realizable in future periods based on the inventory withdrawal schedule and forward natural gas prices at September 30, 2012 and 2011. The amount in storage as of September 30, 2012, had a WACOG of $2.42. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of substantially fixed operating revenues, timing notwithstanding.

Withdrawal schedule	Total storage (in Bcf)	Expected operating revenues (in millions)
2012
Fourth quarter	25	$28
2013
First quarter	26	28
Second quarter	3	4
Third quarter	3	4
Fourth quarter	1	1
Total at September 30, 2012	58	$65
Total at September 30, 2011	25	$6

Glossary of Key Terms

Sequent’s storage balances and expected operating revenues are higher than last year reflecting the effects of the historically warmer weather in 2012 as compared to 2011 and a year-over-year improvement in seasonal price differentials. If Sequent’s storage withdrawals associated with existing inventory positions are executed as planned, we expect operating revenues from storage withdrawals of approximately $28 million in 2012 and $37 million in 2013. This will change as Sequent adjusts its daily injection and withdrawal plans in response to changes in market conditions in future months and as forward NYMEX prices fluctuate.

Based on Sequent’s current projection of year-end storage positions at December 31, 2012 of 33 Bcf, a $1.00 increase in the 2013 forward NYMEX prices could result in a $31 million reduction to Sequent’s reported operating revenues for the year ending December 31, 2012, after regulatory sharing but would increase the expected operating revenues to be realized in 2013 by a corresponding amount. A $1.00 decrease in forward NYMEX prices would result in a $31 million positive impact to Sequent’s reported operating revenues; however, additional LOCOM adjustments could potentially offset a portion of the positive impact. Excluding any additional LOCOM adjustments, the $1.00 decrease in forward NYMEX prices would result in a corresponding decrease in the expected operating revenues to be realized in 2013. This does not include operating expenses and storage demand fees that will be incurred to realize these amounts.

The expected operating revenues to be generated from the physical withdrawal of natural gas from storage also do not reflect the earnings impact related to the movement in our hedges to lock in the forward location spread for the delivery of natural gas between two transportation delivery points. For the nine months ended September 30, 2012, we have recorded $15 million in gains associated with the hedging of our transportation portfolio or $13 million higher as compared to the nine months ended September 30, 2011. These hedge gains primarily relate to forward transportation positions for the fourth quarter of 2012 through 2013, effectively accelerating operating revenues into the current period from those future periods during which we expect to physically flow natural gas between the hedged transportation delivery points. Consequently, the value that we realize from our transportation portfolio for the balance of the year will be lower since a significant portion of the previously expected revenues were recognized through the recording of the associated transportation hedge gains.

For more information on Sequent’s energy marketing and risk management activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk” of our 2011 Form 10-K.

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

Customer growth initiatives While there has been some improvement in the economic conditions within the areas we serve, we continue to see depressed housing markets with high inventories and significantly reduced new home construction. As a result, we have experienced only slight customer gains in the distribution operations and retail operations segments for the nine months ended September 30, 2012. Excluding Nicor Gas, our year-over-year consolidated utility customer growth rate was 0.1% for the nine months ended September 30, 2012 and 2011. We anticipate overall competition and customer trends for the remainder of 2012 to be similar to our 2011 results.

Glossary of Key Terms

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

Dollars in millions	Utility	Expenditures in 2012	Expenditures since project inception	Miles of pipe replaced	Year project began	Anticipated year of completion
Pipeline replacement program	Atlanta Gas Light	$81	$648	2,610	1998	2013
Integrated System Reinforcement Program	Atlanta Gas Light	69	211	n/a	2009	2012
Integrated Customer Growth Program	Atlanta Gas Light	14	26	n/a	2010	2012
Enhanced infrastructure program	Elizabethtown Gas	14	103	96	2009	2012
Accelerated infrastructure program	Virginia Natural Gas	9	9	24	2012	2017
Total		$187	$997	2,730

Atlanta Gas Light Our STRIDE program is comprised of the ongoing pipeline replacement program, the Integrated System Reinforcement Program (i-SRP), and Integrated Customer Growth Program (i-CGP). The purpose of the i-SRP program under STRIDE is to upgrade our distribution system and liquefied natural gas facilities in Georgia, improve our peak day system reliability and operational flexibility, and create a platform to meet long-term forecasted growth. Our i-CGP authorizes Atlanta Gas Light to extend its pipeline facilities to serve customers in areas without pipeline access and create new economic development opportunities in Georgia. The STRIDE program requires us to file an updated ten-year forecast of infrastructure requirements under i-SRP along with a new construction plan every three years for review and approval by the Georgia Commission. The deadline for filing our next STRIDE construction plan was extended by the Georgia Commission to August 2013 to allow additional time to complete the installation of the initial i-SRP construction program.

Virginia Natural Gas In January 2012, Virginia Natural Gas filed an accelerated infrastructure replacement program with the Virginia Commission. The program was filed in accordance with a Virginia statute providing a regulatory cost recovery mechanism to recover the costs associated with certain infrastructure replacement programs. The Virginia Commission approved this program in June 2012 for a five-year period, which includes a maximum allowance for capital expenditure of $25 million per year, not to exceed $105 million in total over the five-year period. The program is subject to annual review by the Virginia Commission. We began recovering these costs through a rate rider in August 2012.

Elizabethtown Gas The New Jersey BPU approved the accelerated enhanced infrastructure program which was created in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. On May 16, 2011, the New Jersey BPU approved Elizabethtown Gas’ request to spend an additional $40 million under this program before the end of 2012. Costs associated with the investment in this program are recovered through periodic adjustments to base rates. In July 2012, we filed for an extension of the program up to $135 million in additional spend over five years and expect a ruling in the fourth quarter of 2012.

Results of Operations

We primarily generate our operating revenues through the sale, distribution and storage of natural gas. We include in our consolidated revenues an estimate of revenues from natural gas distributed, but not yet billed, to residential, commercial and industrial customers from the date of the last bill to the end of the reporting period. No individual customer or industry accounts for a significant portion of our revenues.

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

Glossary of Key Terms

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

We believe EBIT is a useful measurement of our operating segments’ performance because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations. You should not consider operating margin or EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income, or net income attributable to AGL Resources Inc. as determined in accordance with GAAP. In addition, our operating margin and EBIT measures may not be comparable to similarly titled measures of other companies. The following table reconciles operating revenue and operating margin to operating income and EBIT to earnings before income taxes and net income, together with other consolidated financial information for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
In millions	2012	2011	Change	2012	2011	Change
Operating revenues	$614	$295	$319	$2,704	$1,548	$1,156
Cost of goods sold	(215)	(112)	(103)	(1,174)	(701)	(473)
Revenue tax expense (1)	(8)	0	(8)	(62)	0	(62)
Operating margin	391	183	208	1,468	847	621
Revenue tax expense (1)	8	0	8	62	0	62
Operating expenses (2)	(343)	(157)	(186)	(1,108)	(513)	(595)
Nicor merger expenses (3)	(2)	(2)	0	(15)	(12)	(3)
Operating income	54	24	30	407	322	85
Other income	6	1	5	19	4	15
EBIT	60	25	35	426	326	100
Interest expense, net (3)	(45)	(31)	(14)	(137)	(92)	(45)
Earnings (loss) before income taxes	15	(6)	21	289	234	55
Income tax (expense) benefit	(6)	2	(8)	(106)	(85)	(21)
Net income (loss)	9	(4)	13	183	149	34
Net income (loss) attributable to the noncontrolling interest	0	1	(1)	(10)	(10)	0
Net income (loss) attributable to AGL Resources Inc.	$9	$(3)	$12	$173	$139	$34
(1)	Adjustment for revenue tax expenses for Nicor Gas, which are passed directly through to customers.
(2)
Excludes expenses associated with the merger with Nicor of $2 million ($1 million net of tax) and $15 million ($9 million net of tax) for the three and nine months ended September 30, 2012 and $8 million ($5 million net of tax) and $26 million ($16 million net of tax) for the three and nine months ended September 30, 2011.

(3)
Expenses associated with the Nicor merger are part of operating expenses, but are shown separately to better compare year-over-year results. Our 2011 merger expenses include debt issuance costs and interest expenses on pre-funding the cash portion of the purchase consideration of $6 million ($3 million net of tax) for the three months ended September 30, 2011 and $14 million ($8 million net of tax) for the nine months ended September 30, 2011.

For the third quarter of 2012, our net income attributable to AGL Resources Inc. increased by $12 million compared to the same period last year. The increase was primarily the result of increased operating margins at distribution operations and retail operations as a result of the merger, and increased regulatory infrastructure program revenues at Atlanta Gas Light. Additionally, our wholesale services experienced an increase in operating margin compared to prior year. The variances for each operating segment for third quarter 2012 compared to third quarter 2011 are discussed on the following pages.

For the nine months ended September 30, 2012, our net income attributable to AGL Resources Inc. increased by $34 million or 24% compared to the same period last year. The increase was primarily the result of similar items that impacted our third quarter results offset by warmer than normal weather in our distribution operations and retail operations segments in the first half of 2012, and significantly lower margins at wholesale services resulting from changing NYMEX natural gas prices. Additionally, during the nine months ended September 30, 2012, we recorded $3 million ($2 million net of tax) more expenses associated with the merger cost (excluding interest expenses) with Nicor than we did during the same period last year. These costs are expensed as incurred. The variances for each operating segment for year-to-date 2012 compared to year-to-date 2011 are discussed on the following pages.

Our interest expense increased by $14 million or 45% for the third quarter 2012 compared to the third quarter of 2011. Our interest expense increased by $45 million or 49% for the nine months ending September 30, 2012 compared to the same period in 2011. These increases were the result of higher average debt outstanding; primarily the result of the additional long-term debt issued to fund the Nicor merger and the long-term debt assumed in the transaction.

Glossary of Key Terms

Our income tax expense increased by $8 million for the third quarter of 2012 compared to the third quarter of 2011. The increase was primarily due to higher consolidated earnings as previously discussed. Our income tax expense increased by $21 million or 25% for the nine months ending September 30, 2012 compared to the same period of 2011. Our income tax expense is determined from earnings before income taxes less net income attributable to noncontrolling interest.

Selected weather, customer and volume metrics as of and for the three and nine months ended September 30, 2012 and 2011, which we consider to be some of the key performance indicators for our operating segments, are presented in the following tables. We measure the effects of weather on our business through Heating Degree Days. Generally, increased Heating Degree Days result in greater demand for gas on our distribution systems. However, extended and unusually warmer than normal weather across our service territories during the first half of 2012 had a significant negative impact on demand for natural gas in our distribution operations and retail operations segments.

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

Glossary of Key Terms

Weather
Heating degree days (1)
	Nine months ended September 30,			2012 vs. normal	2012 vs. 2011
	Normal	2012	2011	colder (warmer)	colder (warmer)
Illinois	3,610	2,973	4,082	(18)%	(27)%
Georgia	1,591	1,056	1,602	(34)%	(34)%
Virginia	2,057	1,460	2,092	(29)%	(30)%
New Jersey	2,993	2,380	2,949	(20)%	(19)%
Florida	365	220	244	(40)%	(10)%
Tennessee	1,826	1,313	1,849	(28)%	(29)%
Maryland	2,999	2,448	3,026	(18)%	(19)%
Ohio	3,035	2,564	3,093	(16)%	(17)%

Customers (average end-use customers (in thousands))	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% change	2012	2011	% change
Distribution Operations

Nicor Gas	2,181	n/a	n/a	2,188	n/a	n/a
Atlanta Gas Light	1,522	1,518	0.3%	1,544	1,546	(0.1)%
Virginia Natural Gas	279	275	1.5%	280	278	0.7%
Elizabethtown Gas	276	275	0.4%	277	276	0.4%
Florida City Gas	104	103	1.0%	104	103	1.0%
Chattanooga Gas	61	61	0.0%	62	62	0.0%
Elkton Gas	6	6	0.0%	6	6	0.0%
Total	4,429	2,238		4,461	2,271

Retail Operations
Georgia	477	482	(1)%	487	491	(1)%
Illinois	414	n/a	n/a	429	n/a	n/a
Ohio and Florida (2)	63	94	(33)%	119	87	37%
Indiana	37	n/a	n/a	37	n/a	n/a
Other	6	n/a	n/a	6	n/a	n/a
Total	997	576		1,063	578
Market share in Georgia	32.0%	32.5%		32.1%	32.4%

Volumes	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% change	2012	2011	% change
Distribution Operations In Bcf
Firm	75	20	n/a	408	147	n/a
Interruptible	26	25	4%	79	78	1%
Total	101	45	n/a	487	225	n/a

Retail Operations (In Bcf)
Georgia firm	3	3	0%	20	26	(23)%
Ohio and Florida	1	1	0%	6	6	0%

Wholesale Services
Daily physical sales (Bcf/day)	5.3	4.9	8%	5.4	5.1	6%
Cargo Shipping (TEU’s - in thousands)
Shipments	43	n/a	n/a	124	n/a	n/a
	As of September 30,
	2012	2011
Midstream Operations
Working natural gas capacity (In Bcf)	30.3	13.5
% of firm capacity under subscription by third parties (3)	48%	67%

(1)
Obtained from weather stations relevant to our service areas at the National Oceanic and Atmospheric Administration, National Climatic Data Center. Normal represents ten-year averages from 2002 through September 30, 2012, except for Illinois, where normal represents a ten-year average from 1998 through 2007, which was established in our last rate case.

(2)
A portion of the Ohio customers represent customer equivalents, which are computed by the actual delivered volumes divided by the expected average customer usage. On April 1, 2012, our contract to serve approximately 50,000 customer equivalents ended.

(3)	Our percent of capacity under firm subscription does not include 3 Bcf of subscriptions with Sequent at September 30, 2012 and 4 Bcf at September 30, 2011.

Glossary of Key Terms

Third quarter 2012 compared to Third quarter 2011

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables for the third quarters ended September 30, 2012 and 2011:

	2012			2011
In millions	Operating margin (1) (2)	Operating expenses (2) (3)	EBIT (1)	Operating margin (1)	Operating expenses (3)	EBIT (1)
Distribution operations	$327	$249	$80	$192	$124	$70
Retail operations	35	30	5	11	16	(5)
Wholesale services	(12)	12	(23)	(29)	8	(37)
Midstream operations	10	9	1	9	7	2
Cargo shipping	32	35	(1)	0	0	0
Other	(1)	2	(2)	0	4	(5)
Consolidated	$391	$337	$60	$183	$159	$25
(1)
These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations.” Please note that our segments have changed as a result of our merger with Nicor and amounts presented from 2011 have been reclassified among the segments to reflect these changes. See Note 10 to our unaudited Condensed Consolidated Financial Statements for additional segment information.

(2)	Operating margin and expense for 2012 are adjusted for revenue tax expense for Nicor Gas, which is passed directly through to customers.
(3)	Includes $2 million in merger expenses associated with the merger with Nicor during the third quarter of 2012 and $2 million for the same period in 2011.

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

With the exception of Atlanta Gas Light, our second largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for gas consumed. With the exception of Nicor Gas, we have various mechanisms, such as weather normalization mechanisms, at all of our utilities that limit our exposure to weather changes within typical ranges in all of our utilities’ respective service areas. Distribution operations’ EBIT increased by $10 million or 14% compared to last year as shown in the following table:

In millions
EBIT - for third quarter of 2011	$70

Operating margin
Increased margin from Nicor Gas as a result of the Nicor merger in December 2011	132
Increased regulatory infrastructure program revenues at Atlanta Gas Light	3
Decreased revenues from lower usage at Elizabethtown Gas	(1)
Other	1
Increase in operating margin	135

Operating expenses
Increased expenses for Nicor Gas as a result of the Nicor merger in December 2011	117
Increased incentive compensation expenses	9
Increased depreciation expense	1
Increased pension and health benefits expenses	2
Decreased outside services, bad debt, legal and other expenses	(4)
Increase in operating expenses	125
EBIT - for third quarter of 2012	$80

Glossary of Key Terms

Retail Operations

Our retail operations segment, which consists of SouthStar and several businesses that provide energy-related products and services to retail markets, also is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. Retail operations’ EBIT increased by $10 million compared to last year as shown in the following table:

In millions
EBIT - for third quarter of 2011	$(5)

Operating margin
Increased margin as a result of the Nicor merger in December 2011	21
Increase related to reduction of transportation and gas costs	3
Increase in operating margin	24

Operating expenses
Increased expenses as a result of the Nicor merger in December 2011	15
Decreased bad debt and other expenses	(1)
Increase in operating expenses	14
EBIT - for third quarter of 2012	$5

Wholesale Services

Our wholesale services segment is involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services and wholesale marketing. EBIT for our wholesale services segment is impacted by volatility in the natural gas market arising from a number of factors including weather fluctuations and changes in supply or demand for natural gas in different regions of the country. Wholesale services’ EBIT increased by $14 million compared to last year as shown in the following table. The increase to operating margin is discussed in more detail below the table.

In millions
EBIT - for third quarter of 2011	$(37)

Operating margin
Change in commercial activity in part driven by 2011 capacity constraint in the Marcellus region and credit losses	38
Change in value of storage hedges	(29)
Change in value of transportation hedges	(1)
Change in LOCOM adjustment	9
Increase in operating margin	17

Operating expenses
Increased compensation expenses	4
Increase in operating expenses	4
Increased other income	1
EBIT - for third quarter of 2012	$(23)

Change in commercial activity The change in commercial activity was primarily due to losses associated with constraints of natural gas purchased from producers in the Marcellus region and credit losses associated with a counterparty that filed for bankruptcy during the third quarter of last year.

Change in storage and transportation hedges Seasonal (storage) and geographical location (transportation) spreads continued to be significantly lower as compared to last year and overall natural gas price volatility remained low during 2012. Storage hedge losses in the third quarter of 2012 were primarily due to the subsequent upward movement of natural gas prices. These losses are temporary and, based on current expectations, will largely be recovered in the fourth quarter of 2012 and the first quarter of 2013.

The following table indicates the components of wholesale services’ operating margin for the three months ended:

	September 30,
In millions	2012	2011
Commercial activity recognized	$4	$(34)
(Loss) gain on storage hedges	(15)	14
(Loss) on transportation hedges	(1)	0
Inventory LOCOM adjustment	0	(9)
Operating margin	$(12)	$(29)

Glossary of Key Terms

Midstream Operations

Our midstream operations segment’s primary activity is operating non-utility storage and pipeline facilities including the development, acquisition and operation of high-deliverability underground natural gas storage assets. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts at fixed market rates. Midstream operations’ EBIT decreased by $1 million compared to last year as shown in the following table:

In millions
EBIT - for third quarter of 2011	$2

Operating margin
Increased margin as a result of higher firm revenue at Central Valley that was acquired in connection with the Nicor merger in December 2011, partially offset by lower revenues at Jefferson Island	1
Increase in operating margin	1

Operating expenses
Increased property taxes, depreciation and other expenses	2
Increase in operating expenses	2
EBIT - for third quarter of 2012	$1

Cargo Shipping

Our cargo shipping segment’s primary activity is transporting containerized freight in the Bahamas and the Caribbean, a region that has historically been characterized by modest market growth and intense competition. Such shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, distributors and residents in the region, as well as tourist-related shipments intended for use in hotels and resorts, and on cruise ships. The balance of the cargo consists primarily of interisland shipments of consumer staples and northbound shipments of apparel, rum and agricultural products. Other related services such as inland transportation and cargo insurance are also provided within the cargo shipping segment. Our cargo shipping segment also includes an equity investment in Triton, a cargo container leasing business. For more information about our investment in Triton, see Note 10 to our Consolidated Financial Statements under Item 8 included in our 2011 Form 10-K. Cargo shipping reported $(1) million of EBIT for the third quarter of 2012.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables for the nine months ended September 30, 2012 and 2011:

	2012			2011
In millions	Operating margin (1) (2)	Operating expenses (2) (3)	EBIT (1)	Operating margin (1)	Operating expenses (3)	EBIT (1)
Distribution operations	$1,143	$776	$374	$674	$393	$285
Retail operations	175	96	79	117	53	64
Wholesale services	25	39	(13)	29	38	(9)
Midstream operations	32	27	6	27	21	6
Cargo shipping	95	104	(1)	0	0	0
Other	(2)	19	(19)	0	20	(20)
Consolidated	$1,468	$1,061	$426	$847	$525	$326
(1)
These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations.” Please note that our segments have changed as a result of our merger with Nicor and amounts presented from 2011 have been reclassified among the segments to reflect these changes. See Note 10 to our unaudited Condensed Consolidated Financial Statements for additional segment information.

(2)	Operating margin and expense for 2012 are adjusted for revenue tax expense for Nicor Gas, which is passed directly through to customers.
(3)	Includes $15 million in merger expenses associated with the merger with Nicor during the nine months ended September 30, 2012 and $12 million for the same period in 2011.

Glossary of Key Terms

Distribution Operations

Distribution operations’ EBIT increased by $89 million or 31% compared to last year as shown in the following table:

In millions
EBIT - for nine months of 2011	$285

Operating margin
Increased margin from Nicor Gas as a result of the Nicor merger in December 2011	465
Increased regulatory infrastructure program revenues at Atlanta Gas Light	8
Decreased revenues from lower usage and weather normalization at Virginia Natural Gas, Elizabethtown Gas and Florida City Gas	(4)
Increase in operating margin	469

Operating expenses
Increased expenses for Nicor Gas as a result of the Nicor merger in December 2011	379
Increased incentive compensation expenses	7
Increased depreciation expense	7
Increased pension and health benefits expenses	7
Decreased bad debt expense	(7)
Decreased outside services, legal and other expenses	(10)
Increase in operating expenses	383
Increased other income	3
EBIT - for nine months of 2012	$374

Retail Operations

Retail operations’ EBIT increased by $15 million or 23% compared to last year as shown in the following table:

In millions
EBIT - for nine months of 2011	$64

Operating margin
Increased margin as a result of the Nicor merger in December 2011	60
Increase related to reduction of transportation and gas costs, partially offset by unfavorable customer portfolio trends at SouthStar	11
Decreased average customer usage primarily due to warmer weather, net of weather derivatives at SouthStar	(10)
Change in LOCOM adjustment at SouthStar	(3)
Increase in operating margin	58

Operating expenses
Increased expenses as a result of the Nicor merger in December 2011	47
Decreased bad debt and other expenses, offset by slightly higher marketing and outside services expenses	(4)
Increase in operating expenses	43
EBIT - for nine months of 2012	$79

Wholesale Services

Wholesale services’ EBIT decreased by $4 million compared to last year as shown in the following table. The net decrease to operating margin is discussed in more detail below the table:

In millions
EBIT - for nine months of 2011	$(9)

Operating margin
Change in value on storage hedges	(29)
Change in value on transportation hedges	13
Storage inventory LOCOM of estimated current period recoveries	2
Change in commercial activity primarily driven by 2011 capacity constraint in the Marcellus region and credit losses	10
Decrease in operating margin	(4)

Operating expenses
Increased compensation expenses, offset by slightly lower outside services and other costs	1
Increase in operating expenses	1
Increased other income	1
EBIT - for nine months of 2012	$(13)

Glossary of Key Terms

The following table indicates the components of wholesale services’ operating margin for the nine months ended:

	September 30,
In millions	2012	2011
Commercial activity recognized	$30	$20
Gain on transportation hedges	15	2
(Loss) gain on storage hedges	(13)	16
Inventory LOCOM, net of estimated current period recoveries	(7)	(9)
Operating margin	$25	$29

Midstream Operations

Midstream operations’ EBIT remained flat compared to last year as shown in the following table:

In millions
EBIT - for nine months of 2011	$6

Operating margin
Increased margin as a result of the Nicor merger in December 2011 driven by firm revenues, hedge gains, partially offset by lower revenues at Jefferson Island	5
Increase in operating margin	5

Operating expenses
Increased property taxes, depreciation and other expenses	6
Increase in operating expenses	6
Increased other income	1
EBIT - for nine months of 2012	$6

Cargo Shipping

Cargo shipping segment reported $(1) million of EBIT for the nine months ended September 30, 2012. Because of the highly seasonal nature of its business, a high percentage of its annual EBIT has historically been generated in the fourth quarter.

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

Our issuance of various securities, including long-term and short-term debt and equity, is subject to customary approval or review by state and federal regulatory bodies including the various commissions of the states in which we conduct business, the SEC and the FERC. A substantial portion of our consolidated assets, earnings and cash flows are derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation. Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. Dividends to AGL Resources are allowed only to the extent of Nicor Gas’ retained earnings balance, which was $474 million at September 30, 2012.

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

Glossary of Key Terms

As of September 30, 2012, we had $76 million of cash and short and long-term investments on our unaudited Condensed Consolidated Statements of Financial Position that were generated from Tropical Shipping. This cash and the investments are not available for use by our other operations unless we repatriate a portion of Tropical Shipping’s earnings in the form of a dividend that would be subject to a significant amount of United States income tax. See Note 12 to our Consolidated Financial Statements under Item 8 included in our 2011 Form 10-K for additional information on our income taxes.

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

Credit Ratings Our borrowing costs and our ability to obtain adequate and cost-effective financing are directly impacted by our credit ratings as well as the availability of financial markets. Credit ratings are important to our counterparties when we engage in certain transactions, including OTC derivatives. It is our long-term objective to maintain or improve our credit ratings in order to manage our existing financing costs and enhance our ability to raise additional capital on favorable terms.

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

Factors we consider important in assessing our credit ratings include our Consolidated Statements of Financial Position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of September 30, 2012, and reflects no change from December 31, 2011:

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

Glossary of Key Terms

Our credit facilities each include a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70% at the end of any fiscal month. This ratio, as defined within our debt agreements, includes standby letters of credit, performance/surety bonds and excludes accumulated OCI items related to non-cash pension adjustments, other post-retirement benefits liability adjustments and accounting adjustments for cash flow hedges. Adjusting for these items, the following table contains our debt-to-capitalization ratios for the periods presented:

	AGL Resources		Nicor Gas
	September 30,		September 30,
	2012	2011	2012	2011
Debt-to-capitalization ratio	56%	57%	51%	n/a

We were in compliance with all of our debt provisions and covenants, both financial and non-financial, for all periods presented.

Our ratio of total debt to total capitalization, on a consolidated basis, is typically greater at the beginning of the Heating Season as we make additional short-term borrowings to fund our natural gas purchases and meet our working capital requirements. We intend to maintain our ratio of total debt to total capitalization in a target range of 50% to 60%. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. For more information on our default provisions see Note 7 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein. The components of our capital structure, as of the dates indicated, are provided in the following table:

	September 30, 2012	December 31, 2011	September 30, 2011
Short-term debt	13%	16%	0%
Long-term debt	45	43	59
Total debt	58	59	59
Equity	42	41	41
Total capitalization	100%	100%	100%

Cash Flows The following table provides a summary of our operating, investing and financing cash flows for the periods presented:

	Nine months ended September 30,
In millions	2012	2011	Variance
Net cash provided by (used in):
Operating activities	$1,024	$560	$464
Investing activities	(569)	(292)	(277)
Financing activities	(433)	(127)	(306)
Net increase (decrease) in cash and cash equivalents	22	141	(119)
Cash and cash equivalents at beginning of period	69	24	45
Cash and cash equivalents at end of period	$91	$165	$(74)

Cash Flow from Operating Activities Our increased cash from operating activities primarily related to the recovery of working capital from the companies acquired in the December 2011 merger with Nicor. Cash provided by operations also increased $42 million driven by a decrease in Sequent's park and loan gas due to lower volumes and decreased prices. These increases were partially offset by a $52 million decrease in recovery of working capital during 2012 as a result of warmer than normal weather.

Cash Flow from Investing Activities The increased PP&E expenditures was primarily due to $146 million of PP&E expenditures at Nicor Gas and $56 million of PP&E expenditures at Central Valley, both of which were acquired through our merger with Nicor in December 2011. Additionally, capital expenditures increased $36 million for pipeline replacement projects, $21 million for i-SRP projects and $7 million for i-CGP projects at Atlanta Gas Light as well as $9 million for accelerated infrastructure replacement program projects at Virginia Natural Gas.

Cash Flow from Financing Activities The increased use of cash for our financing activities for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to our use of the $1 billion proceeds of long-term debt issued in 2011 to pre fund the Nicor merger to pay off $732 million of commercial paper borrowings. Additionally, dividends paid on common shares increased $44 million due to the increase in common shares outstanding due to our December 2011 issuance to fund the equity portion of the merger consideration.

Glossary of Key Terms

As of September 30, 2012, our variable-rate debt was 27% of our total debt, compared to 36%, as of December 31, 2011 and 18% as of September 30, 2011. The decrease from December 31, 2011 was primarily due to decreased commercial paper borrowings. The increase from September 30, 2011 was primarily due to the proceeds from the $200 million long-term debt issuance used to repay commercial paper borrowings in 2011. As of September 30, 2012, our commercial paper borrowings of $1,048 million were 21% lower than as of December 31, 2011, primarily a result of lower working capital requirements. For more information on our debt, see Note 7 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein.

Short-term Debt Our short-term debt as of September 30, 2012 was comprised of borrowings under our commercial paper programs and current portions of our senior notes and capital leases:

In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Minimum balance outstanding (2)	Largest balance outstanding (2)
Commercial paper - AGL Capital	$875	$729	$578	$925
Commercial paper - Nicor Gas	173	116	0	456
Current portion of long-term debt	225	147	15	240
Current portion of capital leases	1	2	1	2
Total short-term debt and current portion of long-term debt and capital leases	$1,274	$994	$594	$1,623
(1)	As of September 30, 2012.
(2)
For the nine months ended September 30, 2012. The minimum and largest balances outstanding for each short-term debt instrument occurred at different times during the year. As such, the total balances are not indicative of actual borrowings on any one day during the nine months.

The largest, minimum and daily average balances borrowed under our commercial paper programs are important when assessing the intra-period fluctuation of our short-term borrowings and potential liquidity risk. The fluctuations are due to our seasonal cash requirements.

As of September 30, 2012, $425 million was available under the AGL Credit Facility and $527 was available under the Nicor Gas Credit Facility.

Increasing natural gas commodity prices can have a significant impact on our commercial paper borrowings. Based on current natural gas prices and our expected injection plan, a $1 NYMEX price change could result in a $68 million change of working capital requirements for the remainder of the 2012 injection season. This range is sensitive to the timing of storage injections and withdrawals, collateral requirements and our portfolio position. Based on current natural gas prices and our expected purchases during the upcoming injection season, we believe that we have sufficient liquidity to cover our working capital needs for the upcoming Heating Season.

The lenders under our credit facilities and lines of credit are major financial institutions with $2.2 billion of committed balances and all have investment grade credit ratings as of September 30, 2012. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

Long-term Debt Our long-term debt matures more than one year from September 30, 2012, and consisted of medium-term notes: Series A, Series B, and Series C, which we issued under an indenture during December 1989, senior notes, first mortgage bonds and gas facility revenue bonds.

On September 6, 2012, we settled our $250 million fixed-rate to floating-rate interest rate swap related to the $300 million outstanding 6.4% senior notes due in July 2016. This settlement resulted in our receipt of a $17 million cash payment, which is classified as a financing activity in the Condensed Consolidated Statements of Cash Flows. Upon settlement of the swap, we began amortizing the accumulated fair value increase to the senior notes, net of ineffectiveness, as a reduction to interest expense over the remaining term of the senior notes.

Noncontrolling Interest We recorded cash distributions for SouthStar’s dividend distributions to Piedmont of $14 million for the nine months ended September 30, 2012 and $16 million for the same period in 2011.The primary reason for the reduction in the distribution to Piedmont during the current year is due to decreased earnings for fiscal year 2011 compared to 2010.

Dividends on Common Stock Our common stock dividend payments were $150 million for the nine months ended September 30, 2012 and $105 million for the same period in 2011. The increase is primarily due to the 38.2 million shares issued in conjunction with the Nicor merger and the annual dividend increase of $0.04 per share. However, as a result of the Nicor merger, AGL Resources shareholders of record as of the close of business on December 8, 2011, received a pro rata dividend of $0.0989 per share for the stub period, accruing from November 19, 2011 totaling $7 million. The dividend payments made in February 2012 were reduced by this stub period dividend.

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

There were no significant changes to our contractual obligations described in Note 11 of our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K other than the revised ERC and termination of the SNG contract.

Pension and other retirement plan obligations In the first nine months of 2012, we contributed $32 million to our qualified pension plans and an additional $8 million in October 2012 for a total of $40 million during 2012. In the nine months ended September 30, 2011, we contributed $50 million to these qualified pension plans and an additional $6 million in October 2011 for a total of $56 million in 2011. Based on the current funding status of these plans, we are not required to make any further contributions to the plans for the remainder of 2012. In July 2012, the Pension Protection Act of 2006 was changed to provide near-term funding relief to certain pension plans and to increase Pension Benefit Guaranty Corporation premiums. As a result, recent actuarial estimates indicate that our minimum contributions to our pension plans for 2013 may decrease from approximately $50 million to approximately $25 million. However, we may contribute additional amounts to the plans above the required funding levels.

During the nine months ended September 30, 2012, we recorded net periodic benefit costs of $46 million related to our defined benefit retirement plans compared to $15 million during the same period last year. We estimate that during the remainder of 2012, we will record net periodic benefit costs in the range of $15 million to $17 million, a $10 million to $12 million increase compared to 2011.

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

Additionally, on October 11, 2011, the Illinois Power Agency (IPA) approved the form of a draft 30-year contract for the purchase by Nicor Gas of approximately 20 Bcf per year of SNG from a second proposed plant beginning as early as 2018. The purchase price of the SNG that may be produced from this proposed coal gasification plant may significantly exceed market prices for natural gas and is expected to be dependent upon a variety of factors, including the developer’s financing, plant construction costs and volumes sold, which are currently not determinable. The Illinois law pertaining to this plant provides that the price paid for SNG purchased from the plant is to be considered prudent and not subject to review or disallowance by the Illinois Commission. As such, Illinois law effectively requires our customers to provide subordinated financial support to the developer.

In November 2011, we filed a lawsuit against the IPA and the developer of this second proposed plant contending that the draft contract approved by the IPA does not conform to certain requirements of the enabling legislation. The lawsuit is pending in circuit court in DuPage County, Illinois. In accordance with the enabling legislation, the draft contract approved by the IPA for the second proposed plant was submitted to the Illinois Commission for further approvals by that regulatory body. The Illinois Commission issued an order on January 10, 2012 approving a final form of the contract for the second plant. The final form of contract approved by the Illinois Commission modified the draft contract submitted by the IPA in various respects. Both we and the developer of the plant filed applications for a rehearing with the Illinois Commission seeking changes to the final form of the contract. The Illinois Commission agreed to grant a rehearing. On July 11, 2012, the Illinois Commission issued its order on rehearing in which it modified its earlier order to change certain of the terms of the approved form of SNG purchase contract. The Illinois state court denied our appeal of the Illinois Commission’s order, but that does not impact the pending DuPage County lawsuit challenging the IPA’s earlier order approving the draft form of contract. In May 2012, the Illinois legislature passed a bill that directed the Illinois Commission to approve a final form of contract that differed in certain respects from the form the Illinois Commission approved in its July 11, 2012 order and that purported to address issues raised in our pending lawsuit against the IPA. This bill was vetoed by the Governor of Illinois on August 10, 2012. As a result of pending litigation challenging aspects of the IPA and Illinois Commission decisions regarding the contract terms, we have not yet signed a contract with the developer to purchase SNG from the second proposed plant.

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

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K, except for the $103 million increase to our ERC liabilities and regulatory assets in the second quarter of 2012 as discussed in Note 9 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein. Our critical accounting estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements include the following:

• Regulatory Infrastructure Program Liabilities
• Environmental Remediation Costs
• Derivatives and Hedging Activities
• Goodwill and Intangible Assets
• Contingencies
• Pension and Other Retirement Plans
• Income Taxes

Accounting Developments

On December 16, 2011, the FASB issued authoritative guidance related to disclosures about offsetting assets and liabilities. The guidance requires disclosure about offsetting and related arrangements in order to help financial statement users to better understand the effect of those arrangements on our financial position. This guidance will be effective for us beginning January 1, 2013 and will not have a material impact on our consolidated financial statements.

On July 27, 2012, the FASB issued authoritative guidance related to the testing of indefinite-lived intangible assets for impairment. The guidance provides us with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the indefinite-lived asset is impaired. If, after assessing the total events or circumstances, we determine that it is not more-likely-than-not that the indefinite-lived asset is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The guidance also gives us the option to bypass the qualitative assessment for any period and proceed directly to performing the quantitative impairment test and resume performing the qualitative assessment in any subsequent period. This guidance will be effective for us beginning January 1, 2013 and will not have a material impact on our consolidated financial statements.

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

Glossary of Key Terms

Natural Gas Price Risk

The following tables include the fair values and average values of our consolidated derivative instruments as of the dates indicated. We base the average values on monthly averages for the nine months ended September 30, 2012 and 2011.

	Derivative instruments average values (1) at September 30,
In millions	2012	2011
Asset	$213	$177
Liability	97	46
(1) Excludes cash collateral amounts.

	Derivative instruments fair values netted with cash collateral at
In millions	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Asset	$159	$288	$168
Liability	42	110	59

The following table illustrates the change in the net fair value of our derivative instruments during the periods presented, and provide details of the net fair value of contracts outstanding as of the dates presented:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Net fair value of derivative instruments outstanding at beginning of period	$23	$34	$31	$55
Derivative instruments realized or otherwise settled during period	(16)	(15)	(65)	(69)
Net fair value of derivative instruments acquired during period	0	0	0	0
Change in net fair value of derivative instruments	17	11	58	44
Net fair value of derivative instruments outstanding at end of period	24	30	24	30
Netting of cash collateral	93	79	93	79
Cash collateral and net fair value of derivative instruments outstanding at end of period	$117	$109	$117	$109

The sources of our net fair value at September 30, 2012, are as follows:

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through 2012	$(28)	$20
Mature 2013 - 2014	(14)	46
Mature 2015 - 2017	(2)	2
Total derivative instruments (3)	$(44)	$68
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

Glossary of Key Terms

We actively monitor open commodity positions and the resulting VaR. We also continue to maintain a relatively matched book, where our total buy volume is close to our sell volume, with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period for all positions, our portfolio positions for the periods presented had the following VaRs:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Period end	$1.7	$1.9	$1.7	$1.9
Average	1.5	1.8	2.2	1.5
High	1.8	2.9	4.8	2.9
Low	1.3	0.8	1.3	0.8

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $1.2 billion of variable-rate debt outstanding at September 30, 2012, a 100 basis point change in market interest rates would have resulted in an increase in pre-tax interest expense of $12 million on an annualized basis.

On September 6, 2012 we settled our $250 million fixed-rate to floating-rate interest rate swap related to the $300 million outstanding 6.4% senior notes due in July 2016.

Interest rate swaps help us achieve our desired mix of variable to fixed rate debt (i.e. variable debt target of 20% to 45% of total debt). The gain or loss on the interest rate swaps designated as cash flow hedges is generally deferred in accumulated OCI until settlement, at which point it is amortized to interest expense over the life of the related debt. For additional information, see Note 5 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein.

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

We have a concentration of credit risk as measured by our 30-day receivable exposure plus forward exposure. As of September 30, 2012, our top 20 counterparties represented approximately 53% of the total counterparty exposure of $287 million, derived by adding together the top 20 counterparties’ exposures, exclusive of customer deposits, and dividing by the total of our counterparties’ exposures.

As of September 30, 2012, our counterparties, or the counterparties’ guarantors, had a weighted average S&P equivalent credit rating of A-, which is an improvement from the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. The following table shows our third-party natural gas contracts receivable and payable positions:

Glossary of Key Terms

	Gross receivables			Gross payables
	Sept. 30,	Dec. 31,	Sept. 30,	Sept. 30,	Dec. 31,	Sept. 30,
In millions	2012	2011	2011	2012	2011	2011
Netting agreements in place:
Counterparty is investment grade	$293	$395	$364	$201	$255	$275
Counterparty is non-investment grade	15	23	8	20	47	22
Counterparty has no external rating	87	184	133	223	288	280
No netting agreements in place:
Counterparty is investment grade	1	4	4	0	0	6
Counterparty has no external rating	1	1	3	0	0	3
Amount recorded on unaudited Condensed Consolidated Statements of Financial Position	$397	$607	$512	$444	$590	$586

We have certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with some of its counterparties. If such collateral were not posted, our ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements with our counterparties would have totaled $22 million at September 30, 2012, which would not have a material impact to our consolidated results of operations, cash flows or financial condition.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our 2011 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2012, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Glossary of Key Terms

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2012 we terminated our Officer Incentive Plan. This plan was originally approved by our Board of Directors on March 20, 2001, and authorized the purchase of up to 600,000 shares of our common stock in the open market to be used for issuances under the Officer Incentive Plan. We purchased no shares for such purposes in the third quarter of 2012 and no unregistered sales of equity securities were made during this period.

Item 6. Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

3	Bylaws as amended on August 6, 2012 (Exhibit 3.01, AGL Resources, Inc. Form 8-K filed August 6, 2012).

4
Supplemental Indenture, dated October 26, 2012, of Northern Illinois Gas Company to BNY Mellon Trust Company, N.A., Trustee, under the Indenture dated as of January 1, 1954 (Exhibit 4, Northern Illinois Gas Company Form 10-Q for the fiscal quarter ended September 30, 2012).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of John W. Somerhalder II pursuant to Rule 13a - 14(a).

31.2	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32.1	Certification of John W. Somerhalder II pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew W. Evans pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Glossary of Key Terms

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL RESOURCES INC.
(Registrant)

Date: November 1, 2012                                                                /s/ Andrew W. Evans
Executive Vice President and Chief Financial Officer

Glossary of Key Terms