Form 10-Q
period 2013-03-31
AGL RESOURCES INC
filed 2013-04-30
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of April 24, 2013
Common Stock, $5.00 Par Value	118,180,688

AGL RESOURCES INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2013

GLOSSARY OF KEY TERMS

2012 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 6, 2013
AGL Capital	AGL Capital Corporation
AGL Credit Facility	$1.3 billion credit agreement entered into by AGL Capital to support the AGL Capital commercial paper program
Atlanta Gas Light	Atlanta Gas Light Company
Bcf	Billion cubic feet
Central Valley	Central Valley Gas Storage, LLC
Chattanooga Gas	Chattanooga Gas Company
EBIT
Earnings before interest and taxes, a non-GAAP measure that includes operating income and other income and excludes financing costs, including interest on debt and income tax expense, each of which we evaluate on a consolidated level.

Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission, the state regulatory agency for Atlanta Gas Light
Golden Triangle Storage	Golden Triangle Storage, Inc.
Heating Degree Days	A measure of the effects of weather on our businesses, calculated as the extent to which the average daily temperature is less than 65 degrees Fahrenheit
Heating Season	The period from November through March when natural gas usage and operating revenues are generally higher because weather is colder
Horizon Pipeline	Horizon Pipeline Company, LLC
Illinois Commission	Illinois Commerce Commission, the state regulatory agency for Nicor Gas
LIBOR	London Inter-Bank Offered Rate
LIFO	Last-in, first-out, an accounting method used to value inventory
LOCOM	Lower of weighted average cost or current market price
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
Moody’s	Moody’s Investors Service
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
Nicor	Nicor Inc. - an acquisition completed in December 2011 and former holding company of Nicor Gas
Nicor Advanced Energy	Prairie Point Energy, LLC, doing business as Nicor Advanced Energy
Nicor Gas	Northern Illinois Gas Company, doing business as Nicor Gas Company
Nicor Gas Credit Facility	$700 million credit facility entered into by Nicor Gas to support its commercial paper program
Nicor Services	Nicor Energy Services Company
Nicor Solutions	Nicor Solutions, LLC
NUI	NUI Corporation – acquired in November 2004
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
Operating margin
A non-GAAP measure of income, calculated as operating revenues minus cost of goods sold and revenue tax expense, that excludes operation and maintenance expense, depreciation and amortization, certain taxes other than income taxes, Nicor merger expenses and gains or losses on the sale of our assets, if any.

OTC	Over-the-counter
PBR	Performance-based rate, a regulatory plan at Nicor Gas that provided economic incentives based on natural gas cost performance. The plan terminated in 2003.
Piedmont	Piedmont Natural Gas Company, Inc.
PP&E	Property, plant and equipment
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
Seven Seas	Seven Seas Insurance Company, Inc.
SNG	Substitute natural gas, a synthetic form of gas manufactured from coal
SouthStar	SouthStar Energy Services, LLC
STRIDE	Atlanta Gas Light’s Strategic Infrastructure Development and Enhancement program
Tennessee Authority	Tennessee Regulatory Authority, the state regulatory agency for Chattanooga Gas
TEU	Twenty-foot equivalent unit, a measure of volume in containerized shipping equal to one 20-foot-long container
Triton	Triton Container Investments, LLC
Tropical Shipping	Tropical Shipping and Construction Company Limited, a Cayman Islands company. A wholly owned business and a carrier of containerized freight in the Bahamas and the Caribbean region
VaR	Value at risk is defined as the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission, the state regulatory agency for Virginia Natural Gas
Virginia Natural Gas	Virginia Natural Gas, Inc.
WACOG	Weighted average cost of gas

PART 1 - Financial Information
    Item 1. Condensed Consolidated Financial Statements (Unaudited)

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

		As of
In millions, except share amounts	March 31, 2013	December 31, 2012	March 31, 2012
Current assets
Cash and cash equivalents	$149	$131	$71
Short-term investments	43	58	57
Receivables
Gas, unbilled and other receivables	874	686	577
Energy marketing receivables	627	677	386
Less allowance for uncollectible accounts	39	28	19
Total receivables	1,462	1,335	944
Inventories, net	393	708	464
Regulatory assets	119	145	137
Derivative instruments	100	130	218
Other current assets	95	161	131
Total current assets	2,361	2,668	2,022
Long-term assets and other deferred debits
Property, plant and equipment	10,610	10,478	9,920
Less accumulated depreciation	2,202	2,131	1,947
Property, plant and equipment, net	8,408	8,347	7,973
Goodwill	1,883	1,837	1,813
Regulatory assets	878	944	1,057
Intangible assets	156	96	102
Derivative instruments	11	14	48
Other	243	235	224
Total long-term assets and other deferred debits	11,579	11,473	11,217
Total assets	$13,940	$14,141	$13,239
Current liabilities
Short-term debt	$868	$1,377	$730
Energy marketing trade payable	653	611	425
Accounts payable - trade	314	334	205
Current portion of long-term debt and capital leases	226	226	17
Regulatory liabilities	238	161	173
Accrued expenses	166	140	145
Temporary LIFO liquidation	179	-	89
Customer deposit and credit balances	115	143	130
Accrued regulatory infrastructure program costs	83	121	149
Accrued environmental remediation liabilities	63	57	39
Derivative instruments	20	33	93
Other current liabilities	135	135	153
Total current liabilities	3,060	3,338	2,348
Long-term liabilities and other deferred credits
Long-term debt	3,324	3,327	3,558
Accumulated deferred income taxes	1,568	1,588	1,447
Regulatory liabilities	1,498	1,477	1,431
Accrued environmental remediation liabilities	362	387	289
Accrued retiree welfare benefits	266	268	318
Accrued pension obligations	243	240	228
Derivative instruments	4	6	10
Other long-term liabilities and other deferred credits	74	75	184
Total long-term liabilities and other deferred credits	7,339	7,368	7,465
Total liabilities and other deferred credits	10,399	10,706	9,813
Commitments, guarantees and contingencies (see Note 9)
Equity
Common stock, $5 par value; 750,000,000 shares authorized: outstanding: 118,123,770 shares at March 31, 2013, 117,855,075 shares at December 31, 2012 and 117,282,844 shares at March 31, 2012	592	590	587
Additional paid in capital	2,019	2,014	1,994
Retained earnings	1,134	1,035	1,055
Accumulated other comprehensive loss	(211)	(218)	(218)
Treasury shares, at cost: 216,523 shares at March 31, 2013 and December 31, 2012 and 213,341 shares at March 31, 2012	(8)	(8)	(8)
Total common shareholders’ equity	3,526	3,413	3,410
Noncontrolling interest	15	22	16
Total equity	3,541	3,435	3,426
Total liabilities and equity	$13,940	$14,141	$13,239
See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
In millions, except per share amounts	2013	2012
Operating revenues (includes revenue taxes of $50 in 2013 and $41 in 2012)	$1,709	$1,404
Operating expenses
Cost of goods sold	973	719
Operation and maintenance	259	245
Depreciation and amortization	107	104
Taxes other than income taxes	71	64
Nicor merger expenses	-	10
Total operating expenses	1,410	1,142
Operating income	299	262
Other income	5	4
Interest expense, net	(46)	(47)
Earnings before income taxes	258	219
Income tax expense	94	80
Net income	164	139
Less net income attributable to the noncontrolling interest	10	9
Net income attributable to AGL Resources Inc.	$154	$130
Per common share data
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$1.31	$1.12
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$1.31	$1.11
Cash dividends declared per common share	$0.47	$0.36
Weighted average number of common shares outstanding
Basic	117.4	116.7
Diluted	117.7	117.0
See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	March 31,
In millions	2013	2012
Net income	$164	$139
Other comprehensive income (loss), net of tax
Retirement benefit plans
Reclassification of actuarial losses to net benefit cost (net of income tax of $2 and $1)	4	1
Reclassification of prior service credits to net benefit cost	(1)	-
Retirement benefit plans	3	1
Cash flow hedges, net of tax
Net derivative instrument gains (losses) arising during the period (net of income tax of $1 and $1)	2	(2)
Reclassification of realized derivative instrument losses to net income (net of income tax of $1)	2	-
Cash flow hedges, net	4	(2)
Other comprehensive income (loss), net of tax	7	(1)
Comprehensive income	171	138
Less comprehensive income attributable to noncontrolling interest	10	9
Comprehensive income attributable to AGL Resources Inc.	$161	$129
See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2011	117.0	$586	$1,989	$967	$(217)	$(7)	$21	$3,339
Net income	-	-	-	130	-	-	9	139
Other comprehensive loss	-	-	-	-	(1)	-	-	(1)
Dividends on common stock ($0.36 per share)	-	-	-	(42)	-	-	-	(42)
Distributions to noncontrolling interest	-	-	-	-	-	-	(14)	(14)
Stock issued, dividend reinvestment plan	0.2	1	3	-	-	(1)	-	3
Stock-based compensation expense (net of tax)	-	-	2	-	-	-	-	2
Balance as of March 31, 2012	117.2	$587	$1,994	$1,055	$(218)	$(8)	$16	$3,426

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2012	117.9	$590	$2,014	$1,035	$(218)	$(8)	$22	$3,435
Net income	-	-	-	154	-	-	10	164
Other comprehensive income	-	-	-	-	7	-	-	7
Dividends on common stock ($0.47 per share)	-	-	-	(55)	-	-	-	(55)
Distributions to noncontrolling interest	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(6)	-	-	-	-	(6)
Stock issued, dividend reinvestment plans	-	1	2	-	-	-	-	3
Stock issued, share-based compensation, net of forfeitures	0.2	1	6	-	-	-	-	7
Stock-based compensation expense (net of tax)	-	-	3	-	-	-	-	3
Balance as of March 31, 2013	118.1	$592	$2,019	$1,134	$(211)	$(8)	$15	$3,541
See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
In millions	2013	2012
Cash flows from operating activities
Net income	$164	$139
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	107	104
Change in derivative instrument assets and liabilities	18	15
Deferred income taxes	(24)	-
Changes in certain assets and liabilities
Inventories, net of temporary LIFO liquidation	494	375
Energy marketing receivables and trade payables, net	92	56
Prepaid taxes	76	90
Accrued natural gas costs	43	37
Trade payables, other than energy marketing	(6)	(61)
Receivables, other than energy marketing	(172)	119
Other - net	58	(39)
Net cash flow provided by operating activities	850	835
Cash flows from investing activities
Expenditures for property, plant and equipment	(148)	(171)
Acquisitions of assets	(122)	-
Other	14	(4)
Net cash flow used in investing activities	(256)	(175)
Cash flows from financing activities
Net payments and borrowings of short-term debt	(509)	(591)
Dividends paid on common shares	(55)	(42)
Distribution to noncontrolling interest	(17)	(14)
Other	5	(11)
Net cash flow used in financing activities	(576)	(658)
Net increase in cash and cash equivalents	18	2
Cash and cash equivalents at beginning of period	131	69
Cash and cash equivalents at end of period	$149	$71
Cash paid during the period for
Interest	$58	$54
Income taxes	$26	$-
Non cash financing transaction
Refinancing of gas facility revenue bonds	$200	$-
See Notes to Condensed Consolidated Financial Statements (Unaudited).

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

The December 31, 2012 Condensed Consolidated Statement of Financial Position data was derived from our audited financial statements, but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited Condensed Consolidated Financial Statements under the rules and regulations of the SEC. In accordance with such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. Our unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our 2012 Form 10-K.

Due to the seasonal nature of our business and other factors, our results of operations and our financial condition for the periods presented are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include our accounts, the accounts of our wholly owned subsidiaries, the accounts of our majority-owned and controlled subsidiaries and the accounts of our consolidated VIE, for which we are the primary beneficiary. For unconsolidated entities that we do not control, but exercise significant influence over, we use the equity method of accounting and our proportionate share of income or loss is recorded on the unaudited Condensed Consolidated Statements of Income. See Note 8 for additional information. We have eliminated intercompany profits and transactions in consolidation except for intercompany profits where recovery of such amounts is probable under the affiliates’ rate regulation process.

Certain amounts from prior periods have been reclassified and revised to conform to the current period presentation. The reclassifications and revisions had no material impact on prior periods.

Note 2 - Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2012 Form 10-K. There were no significant changes to our accounting policies during the three months ended March 31, 2013.

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our estimates may involve complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. The most significant estimates relate to our regulatory infrastructure program accruals, environmental liability accruals, uncollectible accounts and other allowances for contingent losses, goodwill and other intangible assets, retirement plan benefit obligations, derivative and hedging activities and provisions for income taxes. We evaluate our estimates on an ongoing basis and our actual results could differ from our estimates.

Inventories

Except for Nicor Gas, our gas inventories and the inventories we hold for Marketers are accounted for using the WACOG. In Georgia’s competitive environment, Marketers, including SouthStar, sell natural gas to firm end-use customers at market-based prices. Part of the unbundling process, which resulted from deregulation and provides this competitive environment, is the assignment to Marketers of certain pipeline services that Atlanta Gas Light has under contract. Atlanta Gas Light assigns, on a monthly basis, the majority of the pipeline storage services that it has under contract to Marketers, along with a corresponding amount of inventory. Atlanta Gas Light also retains and manages a portion of its pipeline storage assets and related natural gas inventories for system balancing and to serve system demand. See Note 9 for information regarding a regulatory filing by Atlanta Gas Light related to gas inventory.

Nicor Gas’ inventory is carried at cost on a LIFO basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of goods sold at the estimated annual replacement cost, and the difference between this cost and the actual liquidated LIFO layer cost is recorded as a temporary LIFO inventory liquidation. This inventory decrement is included in our unaudited Condensed Consolidated Statements of Financial Position. Interim inventory decrements that are not expected to be restored prior to year-end are charged to cost of goods sold at the actual LIFO cost of the layers liquidated. The inventory decrement as of March 31, 2013 is expected to be restored prior to year-end. The inventory decrement as of March 31, 2012 was restored prior to December 31, 2012.

Our retail operations, wholesale services and midstream operations segments evaluate the weighted average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other-than-temporary. For any declines considered to be other-than-temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market price. For the three months ended March 31, 2013 and 2012, we recorded LOCOM adjustments to cost of goods sold in the following amounts to reduce the value of our inventories to market value.

In millions	2013	2012
Retail operations	$-	$3
Wholesale services	-	18
Midstream operations	-	1

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

Our wholesale services segment has some trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. No collateral has been posted under such provisions since our credit ratings have always exceeded the minimum requirements. As of March 31, 2013, December 31, 2012 and March 31, 2012, the collateral that wholesale services would have been required to post if our credit ratings had been downgraded to non-investment grade status would not have had a material impact to our consolidated results of operations, cash flows or financial condition. If such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be negatively impacted.

Fair Value Measurements

We have financial and nonfinancial assets and liabilities subject to fair value measures. The financial assets and liabilities measured and carried at fair value include cash equivalents, receivables, and derivative assets and liabilities. The carrying values of cash and cash equivalents, short and long-term investments, derivative assets and liabilities, accounts payable, short-term debt, other current assets and liabilities, and accrued interest approximate fair value. The nonfinancial assets and liabilities include pension and other retirement benefits, which are presented in Note 4 to our Consolidated Financial Statements and in related notes included in Item 8 of our 2012 Form 10-K.

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

Derivative Instruments

The fair value of the natural gas derivative instruments that we use to manage exposures arising from changing natural gas prices reflects the estimated amounts that we would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. We use external market quotes and indices to value substantially all of our derivative instruments. See Note 3 and Note 4 for additional derivative disclosures.

Distribution Operations Nicor Gas, subject to review by the Illinois Commission, and Elizabethtown Gas, in accordance with a directive from the New Jersey BPU, enter into derivative instruments to hedge the impact of market fluctuations in natural gas prices. Such derivative instruments are carried at fair value each reporting period in our unaudited Condensed Consolidated Statements of Financial Position. In accordance with regulatory requirements, any realized gains and losses related to these derivatives are reflected in natural gas costs and ultimately included in billings to customers. Thus, hedge accounting is not elected and, in accordance with accounting guidance pertaining to rate-regulated entities, unrealized changes in the fair value of these derivative instruments are deferred or accrued as regulatory assets or liabilities until the related revenue is recognized.

Nicor Gas also enters into derivative instruments to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for company use. These derivative instruments are carried at fair value. To the extent hedge accounting is not elected, changes in such fair values are recorded in the current period as operation and maintenance expenses.

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

We currently have minimal hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not completely offset the losses or gains on the hedged item. This cash flow hedge ineffectiveness is recorded in cost of goods sold in our unaudited Condensed Consolidated Statements of Income in the period in which it occurs. We have not designated the remainder of our derivative instruments as hedges for accounting purposes, and we record changes in the fair value of such instruments within cost of goods sold in our unaudited Condensed Consolidated Statements of Income in the period of change.

We also enter into weather derivative contracts as economic hedges of operating margins in the event of warmer-than-normal weather in the Heating Season. Exchange –traded options are carried at fair value in our unaudited Condensed Consolidated Statements of Financial Position, with changes reflected in operating revenues in our unaudited Condensed Consolidated Statements of Income. Non exchange-traded options are accounted for using the intrinsic value method and do not qualify for hedge accounting designation. Changes in the intrinsic value for non exchange-traded contracts are also reflected in operating revenues in our unaudited Condensed Consolidated Statements of Income.

Wholesale Services We purchase natural gas for storage when the current market price we pay to buy and transport natural gas plus the cost to store and finance the natural gas is less than the market price we can receive in the future, resulting in a positive net operating margin. We use NYMEX futures and OTC contracts to sell natural gas at that future price to substantially lock in the operating margin we will ultimately realize when the stored natural gas is sold. We also enter into transactions to secure transportation capacity between two delivery points in order to serve our customers and various markets. We use NYMEX futures and OTC contracts to capture the price differential or spread between the locations served by the capacity in order to substantially lock in the operating margin we will ultimately realize when we physically flow natural gas between the two delivery points. These contracts generally meet the definition of derivatives and are carried at fair value in our unaudited Condensed Consolidated Statements of Financial Position, with changes in fair value recorded in operating revenues in our unaudited Condensed Consolidated Statements of Income in the period of change. These contracts are not designated as hedges for accounting purposes.

The purchase, transportation, storage and sale of natural gas are accounted for on a weighted average cost or accrual basis, as appropriate, rather than on the fair value basis we utilize for the derivatives used to mitigate the natural gas price risk associated with our storage and transportation portfolio. We incur monthly demand charges for the contracted storage and transportation capacity, and payments associated with asset management agreements, and recognize these demand charges and payments in our unaudited Condensed Consolidated Statements of Income in the period they are incurred. This difference in accounting can result in volatility in our reported earnings, even though the economic margin is essentially unchanged from the date the transactions were consummated.

Regulatory Assets and Liabilities

We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense in the current period are capitalized as regulatory assets when it is probable that such costs or expenditures will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for estimated expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the regulatory commissions. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover such costs consistent with our historical recoveries. In the event that the provisions of authoritative guidance related to regulated operations were no longer applicable, we would recognize a write-off of regulatory assets that would result in a charge to net income, and be classified as an extraordinary item.

Our regulatory assets and liabilities are summarized in the following table.

In millions	March 31, 2013	December 31, 2012	March 31, 2012
Regulatory assets
Recoverable regulatory infrastructure program costs	$47	$47	$48
Recoverable environmental remediation costs	28	38	7
Recoverable pension and retiree welfare benefit costs	19	19	29
Other regulatory assets	25	41	53
Total regulatory assets - current	119	145	137
Recoverable environmental remediation costs	415	438	349
Recoverable pension and retiree welfare benefit costs	192	196	256
Recoverable regulatory infrastructure program costs	135	167	291
Long-term debt fair value adjustment	88	90	97
Other regulatory assets	48	53	64
Total regulatory assets - long-term	878	944	1,057
Total regulatory assets	$997	$1,089	$1,194
Regulatory liabilities
Accrued natural gas costs	$133	$93	$97
Bad debt rider	39	37	32
Accumulated removal costs	17	16	14
Other regulatory liabilities	49	15	30
Total regulatory liabilities - current	238	161	173
Accumulated removal costs	1,413	1,393	1,339
Unamortized investment tax credit	28	29	32
Regulatory income tax liability	26	27	26
Bad debt rider	20	17	20
Other regulatory liabilities	11	11	14
Total regulatory liabilities - long-term	1,498	1,477	1,431
Total regulatory liabilities	$1,736	$1,638	$1,604

There have been no significant new types of regulatory assets or liabilities from those discussed in Note 2 to our Consolidated Financial Statements and related notes in Item 8 of our 2012 Form 10-K.

Other income

Our other income is detailed in the following table for the periods presented. For more information on our equity investment income, see Note 8.

	For the three months ended
	March 31,
In millions	2013	2012
Equity investment income	$3	$3
Allowance for funds used during construction (AFUDC) - equity	3	1
Other, net	(1)	-
Total other income	$5	$4

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

	Three months ended March 31,
In millions (except per share amounts)	2013	2012
Net income attributable to AGL Resources Inc.	$154	$130
Denominator:
Basic weighted average number of shares outstanding (1)	117.4	116.7
Effect of dilutive securities	0.3	0.3
Diluted weighted average number of shares outstanding	117.7	117.0
Earnings per share:
Basic	$1.31	$1.12
Diluted	$1.31	$1.11
(1) Daily weighted average shares outstanding.

Acquisition

On January 31, 2013, our retail operations segment acquired approximately 500,000 service plans and certain other assets from NiSource Inc. for $120 million, plus $2 million of working capital. These service plans provide home warranty protection solutions and energy efficiency leasing solutions for residential and small business utility customers and complements the retail services business acquired in the Nicor merger. The preliminary allocation of the purchase price is as follows:

In millions
Current assets	$5
PP&E	11
Goodwill	46
Intangible assets	64
Current liabilities	(4)
Total	$122

Intangible assets related to this acquisition are primarily customer relationships of $47 million and trade names of $17 million. The amortization periods are estimated to be 14 years for customer relationships and 10 years for trade names.

Accounting Developments

On January 1, 2013, we adopted ASU 2013-01, Disclosures about Offsetting Assets and Liabilities, which requires disclosure about offsetting and related arrangements in order to help financial statement users to better understand the effect of those arrangements on our financial position. This guidance had no impact on our unaudited Condensed Consolidated Financial Statements. See Note 4 for additional disclosures about our offsetting of derivative assets and liabilities.

On January 1, 2013, we adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires enhanced disclosures of amounts reclassified out of accumulated other comprehensive income by component. This guidance had no impact on our unaudited Condensed Consolidated Financial Statements. See Note 7 for additional disclosures relating to accumulated other comprehensive income.

Note 3 - Fair Value Measurements

The methods used to determine the fair values of our assets and liabilities are described within Note 2.

Derivative Instruments

The following table summarizes, by level within the fair value hierarchy, our derivative assets and liabilities that were carried at fair value on a recurring basis in our Consolidated Statements of Financial Position as of the periods presented. See Note 4 for additional derivative instrument information.

	Recurring fair values - Derivative instruments
	March 31, 2013		December 31, 2012		March 31, 2012
In millions	Assets (1)	Liabilities	Assets (1)	Liabilities	Assets (1)	Liabilities
Natural gas derivatives
Quoted prices in active markets (Level 1)	$14	$(38)	$8	$(45)	$7	$(187)
Significant other observable inputs (Level 2)	49	(23)	96	(30)	203	(68)
Netting of cash collateral	40	37	33	36	47	162
Total carrying value (2) (3)	$103	$(24)	$137	$(39)	$257	$(93)
Interest rate derivatives
Significant other observable inputs (Level 2)	$6	$-	$3	$-	$9	$(10)
(1)
$2 million of premium at March 31, 2013, $4 million at December 31, 2012 and less than $1 million at March 31, 2012 associated with weather derivatives have been excluded, as they are not material and some are accounted for based on intrinsic value.

(2)	There were no material unobservable inputs (Level 3) for any of the periods presented.
(3)	There were no material transfers between Level 1, Level 2 or Level 3 for any of the periods presented.

Money Market Funds

The fair values of our money market funds were recorded within short-term and long-term investments as follows:

In millions	At March 31, 2013	At December 31, 2012	At March 31, 2012
Money market funds (1)	$48	$66	$68
(1)	Carried at fair value and classified as Level 1 within the fair value hierarchy.

Debt

Our long-term debt is recorded at amortized cost, with the exception of Nicor Gas’ first mortgage bonds, which were recorded at their acquisition date fair value. The fair value adjustment is being amortized over the life of the bonds. We estimate the fair value of our debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile. The following table presents the amortized cost and fair value of our long-term debt as of the following periods.

In millions	March 31, 2013	December 31, 2012	March 31, 2012
Long-term debt amortized cost	$3,550	$3,553	$3,575
Long-term debt fair value (1)	$4,006	$4,057	$3,922
(1)	Fair value determined using Level 2 inputs.

Note 4 - Derivative Instruments

A description of our objectives and strategies for using derivative instruments, related accounting policies and methods used to determine their fair values are described in Note 2. See Note 3 for additional fair value disclosures.

Certain of our derivative instruments contain credit-risk-related or other contingent features that could increase the payments for collateral we post in the normal course of business when our financial instruments are in net liability positions. As of March 31, 2013, for agreements with such features, derivative instruments with liability fair values totaled $24 million, for which we had posted no collateral to our counterparties. In addition, our energy marketing receivables and payables, which also have credit-risk-related or other contingent features, are discussed in Note 2. Our derivative instrument activities are included within operating cash flows as an adjustment to net income of $18 million and $15 million for the three months ended March 31, 2013 and 2012, respectively. See Note 3 for additional derivative instrument information. The following table summarizes the various ways in which we account for our derivative instruments and the impact on our unaudited Condensed Consolidated Financial Statements.

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

Not designated as hedges	Derivative carried at fair value	Realized and unrealized gains or losses on the derivative instrument are recognized in earnings
	Distribution operations’ gains and losses on derivative instruments are deferred as regulatory assets or liabilities until included in cost of goods sold	The gain or loss on these derivative instruments is reflected in natural gas costs and is ultimately included in billings to customers

Distribution Operations

The following amounts represent realized losses related to hedging natural gas costs for the three months ended March 31.

In millions	2013	2012
Nicor Gas	$1	$1
Elizabethtown Gas	$3	$9

Quantitative Disclosures Related to Derivative Instruments

As of the periods presented, our derivative instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. We had net long natural gas contracts outstanding in the following quantities:

In Bcf (1)	March 31, 2013 (2)	December 31, 2012	March 31, 2012
Hedge designation
Cash flow hedges	6	6	7
Not designated as hedges	304	96	116
Total hedges	310	102	123
Hedge position
Short position	(1,902)	(1,955)	(1,942)
Long position	2,212	2,057	2,065
Net long position	310	102	123
(1)	Volumes related to Nicor Gas exclude variable-priced contracts, which are accounted for as derivatives, but whose fair values are not directly impacted by changes in commodity prices.
(2)	Approximately 98% of these contracts have durations of two years or less and the remaining 2% expire between 2 and 6 years.

Derivative Instruments in our Unaudited Condensed Consolidated Statements of Financial Position

The following table presents the fair values and unaudited Condensed Consolidated Statements of Financial Position classifications of our derivative instruments as of the periods presented.

	Unaudited Condensed Consolidated Statements of Financial	March 31, 2013		December 31, 2012		March 31, 2012
In millions	Position Location (1) (2)	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as cash flow hedges and fair value hedges
Natural gas contracts	Current	$3	$(1)	$1	$(2)	$5	$(11)
Natural gas contracts	Long-term	-	-	3	-	-	-
Interest rate swap agreements	Current	5	-	-	-	-	-
Interest rate swap agreements	Long-term	-	-	-	-	9	(11)
Total		8	(1)	4	(2)	14	(22)

Not designated as cash flow hedges
Natural gas contracts	Current	332	(327)	394	(355)	683	(718)
Natural gas contracts	Long-term	46	(48)	45	(50)	82	(85)
Total		378	(375)	439	(405)	765	(803)
Gross amount of recognized assets and liabilities		386	(376)	443	(407)	779	(825)
Gross amounts offset in our unaudited Condensed Consolidated Statements of Financial Position		(275)	352	(299)	368	(513)	722
Net amounts of assets and liabilities presented in our unaudited Condensed Consolidated Statements of Financial Position		$111	$(24)	$144	$(39)	$266	$(103)
(1)
The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Statements of Financial Position to the extent that we have netting arrangements with the counterparties.

(2)
As required by the authoritative guidance related to derivatives and hedging, the gross amounts of recognized assets and liabilities above do not include cash collateral held on deposit in broker margin accounts of $77 million as of March 31, 2013, $69 million as of December 31, 2012 and $209 million as of March 31, 2012. Cash collateral is included in the “Gross amounts offset in our unaudited Condensed Consolidated Statements of Financial Position” line of this table.

Derivative Instruments Impacts in our Unaudited Condensed Consolidated Statements of Income

The following table presents the amounts of our derivative instruments in our unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012.

In millions	2013	2012
Designated as cash flow hedges
Natural gas contracts - loss reclassified from OCI into cost of goods sold for settlement of hedged item	$-	$(1)
Interest rate swaps - ineffectiveness recorded as an offset to interest expense	(3)	2

Not designated as hedges
Natural gas contracts - net fair value adjustments recorded in operating revenues (1)	(24)	4
Natural gas contracts - net fair value adjustments recorded in cost of goods sold (2)	-	(2)
Natural gas contracts - net value adjustments recorded in operation and maintenance expense	-	(1)
Total (losses) gains on derivative instruments	$(27)	$2
(1)	Associated with the fair value of existing derivative instruments at March 31, 2013 and 2012.
(2)
Excludes losses recorded in cost of goods sold associated with weather derivatives of $2 million for the three months ended March 31, 2013 and gains of $14 million for the three months ended March 31, 2012.

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur were immaterial for the three months ended March 31, 2013 and 2012.

Our expected pre-tax net income (loss) to be reclassified from OCI and recognized in cost of goods sold, operation and maintenance expenses, operating revenues and interest expense in our unaudited Condensed Consolidated Statements of Income over the next 12 months is $2 million. These pre-tax deferred losses are recorded in OCI related to natural gas derivative contracts associated with retail operations and Nicor Gas. The expected losses are based upon the fair values of these financial instruments at March 31, 2013.

There have been no other significant changes to our derivative instruments, as described in Note 2 and Note 4 to our Consolidated Financial Statements and related notes included in Item 8 of our 2012 Form 10-K.

Note 5 - Employee Benefit Plans

Pension Benefits

On December 31, 2012, the AGL Resources Inc. Retirement Plan (AGL Plan), the Nicor Companies Pension and Retirement Plan (Nicor Plan) and the Employees’ Retirement Plan of NUI Corporation (NUI Plan) were merged with, and into, the AGL Plan. The eligibility and benefit terms for participants under the Nicor Plan and the NUI Plan were not changed as a result of the plan merger. The AGL Plan is described in Note 6 to our Consolidated Financial Statements and related notes included in Item 8 of our 2012 Form 10-K.

Following are the components of our pension benefit costs for the periods indicated.

	Three months ended March 31,
In millions	2013	2012
Service cost	$8	$7
Interest cost	10	11
Expected return on plan assets	(16)	(16)
Net amortization of prior service cost	-	(1)
Recognized actuarial loss	8	9
Net periodic pension benefit cost	$10	$10

Retiree Welfare Benefits

On December 31, 2012, the Nicor Gas Welfare Benefit Plan (Nicor Welfare Plan) was terminated and as of January 1, 2013, all participants under that plan became eligible to participate in the Health and Welfare Plan for Retirees and Inactive Employees of AGL Resources Inc. (AGL Welfare Plan). This change in plan participation eligibility did not affect the benefit terms under the predecessor plans. The Nicor Welfare Plan benefits are now being offered to such participants under the AGL Welfare Plan. The benefits of the AGL Welfare Plan are described in Note 6 to our Consolidated Financial Statements and related notes included in Item 8 of our 2012 Form 10-K.

Following are the components of our retiree welfare benefit costs for the periods indicated.

	Three months ended March 31,
In millions	2013	2012
Service cost	$1	$1
Interest cost	3	4
Expected return on plan assets	(1)	(1)
Net amortization of prior service cost	(1)	(1)
Recognized actuarial loss	2	3
Net periodic welfare benefit cost	$4	$6

Capitalized Costs

A portion of the net pension benefit and net periodic welfare benefit costs have been capitalized as a cost of constructing natural gas distribution facilities and the remainder is included in operation and maintenance expenses, net of amounts charged to affiliates.

Contributions

Our employees generally do not contribute to these pension and retiree welfare plans. We fund the qualified pension plan by contributing at least the minimum amounts required by applicable regulations and as recommended by our actuary. However, we may contribute in excess of the minimum required amounts.

As a result of merging the pension plans, there were no contributions required during the three months ended March 31, 2013. We contributed a combined $17 million to the AGL Plan and the NUI Plan during the same period last year. For more information on our pension plans, see Note 6 to our Consolidated Financial Statements and related notes included in Item 8 of our 2012 Form 10-K.

Note 6 - Debt and Credit Facilities

The following table provides maturity dates, year-to-date weighted average interest rates and amounts outstanding for our various debt securities and facilities that are included in our unaudited Condensed Consolidated Statements of Financial Position. For additional information on our debt, see Note 8 in our Consolidated Financial Statements and related notes in Item 8 of our 2012 Form 10-K.

		March 31, 2013			March 31, 2012
Dollars in millions	Year(s) due	Weighted average interest rate (1)	Outstanding	Outstanding at December 31, 2012	Weighted average interest rate (1)	Outstanding
Short-term debt
Commercial paper- AGL Capital (2)	2013	0.5%	$868	$1,063	0.5%	$625
Commercial paper- Nicor Gas (2)	2013	0.4	-	314	0.5	105
Total short-term debt		0.5%	$868	$1,377	0.5%	$730
Current portion of long-term debt and capital leases
Current portion of long-term debt	2013	4.5%	$225	$225	8.3%	$15
Current portion of capital leases	2013	5.0	1	1	4.9	2
Total current portion of long-term debt and capital leases		4.5%	$226	$226	8.0%	$17
Long-term debt - excluding current portion
Senior notes	2015-2041	5.1%	$2,325	$2,325	5.1%	$2,550
First mortgage bonds	2016-2038	5.6	500	500	5.6	500
Gas facility revenue bonds	2022-2033	0.3	200	200	1.1	200
Medium-term notes	2017-2027	7.8	181	181	7.8	181
Total principal long-term debt		4.9%	$3,206	$3,206	4.9%	$3,431
Fair value adjustment of long-term debt (3)	2016-2038	n/a	$100	$103	n/a	$109
Unamortized debt premium, net	n/a	n/a	18	18	n/a	18
Total non-principal long-term debt		n/a	$118	$121	n/a	$127
Total long-term debt			$3,324	$3,327		$3,558

Total debt			$4,418	$4,930		$4,305
(1)	Interest rates are calculated based on the daily weighted average balance for the applicable category outstanding for the three months ended March 31.
(2)	As of March 31, 2013, the weighted average interest rate on our AGL Capital commercial paper borrowings was 0.5%.
(3)	See Note 3 for additional information on our fair value measurements.

Long-Term Debt

During the first quarter of 2013, we refinanced $200 million of our outstanding tax-exempt gas facility revenue bonds, $180 million of which were previously issued by the New Jersey Economic Development Authority and $20 million of which were issued by Brevard County, Florida. The refinancing involved a combination of the issuance of $60 million of refunding bonds to and the purchase of $140 million of existing bonds by a syndicate of banks. Our relationship with the syndicate of banks regarding the bonds is governed by an agreement that contains representations, warranties, covenants and default consistent with those contained in similar financing documents of ours. All of the bonds remain floating-rate instruments. AGL Resources had no cash receipts or payments in connection with the refinancing. The letters of credit providing credit support for the refinanced bonds along with other related agreements were terminated as a result of the refinancing.

Interest Rate Swaps

In April, 2013, we entered into two ten-year, $50 million fixed-rate forward-starting interest rate swaps to hedge any potential interest rate volatility prior to our anticipated issuance of senior notes during the second quarter 2013. The average interest rate on these swaps was 1.98%. Including existing forward-starting interest rate swap hedges, which were executed last year, we have fixed-rate swaps totaling $300 million in notional value at an average interest rate of 1.85%. We have designated the forward-starting interest rate swaps as cash flow hedges of our anticipated second quarter 2013 debt issuance.

Financial and Non-Financial Covenants

The AGL Credit Facility and the Nicor Gas Credit Facility each include a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70% at the end of any fiscal month; however, our goal is to maintain these ratios at levels between 50% and 60%. These ratios, as calculated in accordance with the debt covenants, include standby letters of credit and surety bonds and exclude accumulated OCI items related to non-cash OCI pension adjustments, other post-retirement benefits liability adjustments and accounting adjustments for cash flow hedges. Adjusting for these items, the following table contains our debt-to-capitalization ratios for the periods presented, which are within our required and targeted ranges.

	March 31, 2013	December 31, 2012	March 31, 2012
AGL Credit Facility	54%	58%	54%
Nicor Gas Credit Facility	43%	55%	47%

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

We have no triggering events in our debt instruments that are tied to changes in our specified credit ratings or our stock price, and have not entered into any transaction that requires us to issue equity based on credit ratings or other triggering events. We were in compliance with all existing debt provisions and covenants, both financial and non-financial, for all periods presented.

Note 7 - Equity

Our other comprehensive income amounts are aggregated within our accumulated other comprehensive loss. The following table provides changes in the components of our accumulated other comprehensive loss balance, net of the related income tax effects.

In millions (1)	Cash flow hedges	Retirement benefit plans	Total
Balance as of December 31, 2012	$(6)	$(212)	$(218)
Other comprehensive income, before reclassifications	2	-	2
Amounts reclassified from accumulated other comprehensive income	2	3	5
Net current-period other comprehensive income	4	3	7
Balance as of March 31, 2013	$(2)	$(209)	$(211)
(1)	All amounts are net of income taxes. Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.

The following table provides details of the reclassifications out of accumulated other comprehensive loss for the period ended March 31, 2013, and the ultimate impact on net income.

In millions	Amount reclassified from Accumulated Other Comprehensive Loss (1)	Affected line item in the Income Statement
Cash flow hedges
Interest rate contracts	$(3)	Interest expense, net
Income tax benefit	1
Total cash flow hedges	(2)
Retirement benefit plan amortization of
Actuarial losses	(6)	See (2), below
Prior service credits	1	See (2), below
Total before income tax	(5)
Income tax benefit	2
Total retirement benefit plans	(3)
Total reclassification for the period	$(5)
(1)
Amounts in parentheses indicate debits, or reductions, to profit/loss and credits to Accumulated Other Comprehensive Income. Except for retirement benefit plan amounts, the profit/loss impacts are immediate.

(2)	These accumulated OCI components are included in the computation of net periodic benefit cost. See Note 5, Employee Benefit Plans, for additional details about net periodic benefit cost.

Note 8 - Non-Wholly Owned Entities

Variable Interest Entities

On a quarterly basis, we evaluate all of our ownership interests to determine if they represent a VIE as defined by the authoritative accounting guidance on consolidation, and if so, which party is the primary beneficiary. We have determined that SouthStar, a joint venture owned by us and Piedmont, is our only VIE for which we are the primary beneficiary, which requires us to consolidate its assets, liabilities and Statements of Income. See Note 10 to our Consolidated Financial Statements and related notes included in Item 8 of our 2012 Form 10-K. Earnings from SouthStar in 2013 and 2012 were allocated entirely in accordance with the ownership interests.

SouthStar markets natural gas and related services under the trade name Georgia Natural Gas to retail customers primarily in Georgia, under various other trade names to retail customers in Ohio, Florida and New York and to commercial and industrial customers in the southeastern United States.

During the three months ended March 31, 2013, there have been no significant changes to the primary risks associated with SouthStar as discussed in our risk factors included in Item 1A of our 2012 Form 10-K.

SouthStar’s financial results are seasonal in nature, with business depending to a great extent on the first and fourth quarters of each year. SouthStar’s current assets consist primarily of natural gas inventory, derivative instruments and receivables from its customers. SouthStar also has receivables from us due to its participation in AGL Capital’s commercial paper program. See Note 2 for additional discussions of SouthStar’s inventories. SouthStar’s restricted assets consist of customer deposits and were immaterial as of March 31, 2013 and 2012. SouthStar’s current liabilities consist primarily of accrued natural gas costs, other accrued expenses, customer deposits, derivative instruments and payables to us from its participation in AGL Capital’s commercial paper program.

SouthStar’s other contractual commitments and obligations, including operating leases and agreements with third party providers, do not contain terms that would trigger material financial obligations in the event that such contracts were terminated. As a result, our maximum exposure to a loss at SouthStar is considered to be immaterial. SouthStar’s creditors have no recourse to our general credit beyond our corporate guarantees that we have provided to SouthStar’s counterparties and natural gas suppliers. We have provided no financial or other support that was not previously contractually required. With the exception of our corporate guarantees, we have not entered into any arrangements that could require us to provide financial support to SouthStar.

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

Cash flows used in our investing activities include capital expenditures for SouthStar of $1 million for the three months ended March 31, 2013 and 2012, and $1 million for the year ended December 31, 2012. Cash flows used in our financing activities include SouthStar’s distribution to Piedmont for its portion of SouthStar’s annual earnings from the previous year. Generally, this distribution occurs in the first quarter of each fiscal year. For the three months ended March 31, 2013, SouthStar distributed $17 million to Piedmont and $14 million during the same period last year. The increase of $3 million was primarily the result of increased earnings year-over-year.

The following table provides additional information on SouthStar’s assets and liabilities as of the dates presented, which are consolidated within our unaudited Condensed Consolidated Statements of Financial Position. The SouthStar balances do not include intercompany eliminations or the balances of our wholly owned subsidiary with an 85% ownership interest in SouthStar.

	March 31, 2013			December 31, 2012			March 31, 2012
In millions	Consolidated	SouthStar		Consolidated	SouthStar		Consolidated	SouthStar
Current assets	$2,361	$143	6%	$2,668	$201	8%	$2,022	$149	7%
Long-term assets and other deferred debits	11,579	10	-	11,473	10	-	11,217	9	-
Total assets	$13,940	$153	1%	$14,141	$211	1%	$13,239	$158	1%
Current liabilities	$3,060	$51	2%	$3,338	$62	2%	$2,348	$52	2%
Long-term liabilities and other deferred credits	7,339	-	-	7,368	-	-	7,465	-	-
Total Liabilities	10,399	51	1	10,706	62	1	9,813	52	1
Equity	3,541	102	3	3,435	149	4	3,426	106	3
Total liabilities and equity	$13,940	$153	1%	$14,141	$211	1%	$13,239	$158	1%

The following table provides additional information on SouthStar’s revenues and expenses for the three months ended March 31, 2013 and 2012, which are consolidated within our unaudited Condensed Consolidated Statements of Income.

In millions	2013	2012
Operating revenues	$250	$215
Operating expenses
Cost of goods sold	164	133
Operation and maintenance	18	19
Depreciation and amortization	1	-
Taxes other than income taxes	-	1
Total operating expenses	183	153
Operating income	$67	$62

Equity Method Investments

Income from our equity method investments is classified as other income in our unaudited Condensed Consolidated Statements of Income. For the three months ended March 31, 2013, this included investment income from Triton of $2 million and $1 million of investment income from our other equity method investments. For the three months ended March 31, 2012, this included $3 million of investment income from Triton and an immaterial amount of investment income from our other equity method investments. For more information about our equity method investments, see Note 10 to our Consolidated Financial Statements under Item 8 included in our 2012 Form 10-K.

Note 9 - Commitments, Guarantees and Contingencies

There were no significant changes to our contractual obligations described in Note 11 of our Consolidated Financial Statements and related notes as filed in Item 8 of our 2012 Form 10-K.

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

Regulatory Matters

On December 21, 2012, Atlanta Gas Light filed a petition with the Georgia Commission for approval to resolve an imbalance of approximately 4.8 Bcf of natural gas related to Atlanta Gas Light’s use of retained storage assets to operationally balance the system for the benefit of the market. We believe that any costs associated with resolving the imbalance are recoverable from Marketers. The resolution of this imbalance will be decided by the Georgia Commission and we are unable to predict the ultimate outcome.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at our current and former operating sites. The following table provides more information on the costs related to remediation of our former operating sites as of March 31, 2013.

In millions	Probabilistic model cost estimates (1)	Engineering estimates (1)	Amount recorded	Expected costs over next twelve months
Illinois	$193 - $439	$50	$239	$35
New Jersey	116 - 203	6	121	14
Georgia and Florida	49 - 107	12	54	6
North Carolina	n/a	11	11	8
Total	$358 - $749	$79	$425	$63
(1)
There were events during first quarter 2013 that resulted in changes to the estimates disclosed in, and the amounts recorded in, our December 31, 2012 Form 10-K. These changes are reflected in the table above.

Our environmental remediation cost liabilities are estimates of future remediation costs for our former operating sites that are contaminated. Our estimates are based on conventional engineering estimates and the use of probabilistic models of potential costs when such estimates cannot be made, which is generally the case when remediation has not commenced or during the early years of a remediation effort. For those elements of the program where we cannot perform engineering estimates, there remains considerable variability in future cost estimates. Accordingly, we have established a probabilistic model to determine a range of potential expenditures to remediate and monitor our former operating sites. We cannot, at this time, identify any single number within this range as a better estimate of likely future costs, and we generally have recorded the low end of the range for our probabilistic cost estimates.

As we conduct the actual remediation and enter into cleanup contracts, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. These estimates contain various engineering assumptions, which we refine and update on an ongoing basis. With the exception of our North Carolina site, these costs are recoverable from our customers as they are paid and, accordingly, we have recorded a regulatory asset associated with the recorded liabilities. For more information on our environmental remediation costs, see Note 2 herein and Note 11 of our Consolidated Financial Statements and related notes as filed in Item 8 of our 2012 Form 10-K.

Litigation

We are involved in litigation arising in the normal course of business. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but will not have a material adverse effect on our consolidated financial position or cash flows. For additional litigation information, see Note 11 in our Consolidated Financial Statements and related notes in Item 8 of our 2012 Form 10-K.

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

In February 2012, we committed to a stipulated resolution of issues with the staff of the Illinois Commission, which would include crediting Nicor Gas customers $64 million. This resulted in a $37 million adjustment to the previously recorded $27 million liability referenced above and is reflected in the purchase price allocation. The stipulated resolution does not constitute an admission of fault, and it is not final and is subject to review and approval by the Illinois Commission. The CUB and IAGO are not parties to the stipulated resolution and continue to pursue their claims in this proceeding. Evidentiary hearings before the Administrative Law Judges were held during the first quarter of 2012 and post-trial legal briefs from the parties were submitted during the second quarter of 2012. Following the submission of legal briefs, on November 5, 2012, the Administrative Law Judges issued a proposed order for a refund of $72 million to ratepayers. During the fourth quarter of 2012, we increased our accrual by $8 million for a total of $72 million as a result of these developments and its effect on the estimated liability. We do not agree with the additional $8 million proposed by the Administrative Law Judges and will consider all legal recourse available should the Illinois Commission authorize a refund greater than the $64 million stipulation amount between Nicor Gas and the staff of the Illinois Commission.

Nicor Services Warranty Product Actions In the first quarter of 2011, three putative class actions were filed against Nicor Services and Nicor Gas, and in one case against Nicor. In September 2011, the three cases were consolidated into a single class action pending in state court in Cook County, Illinois. The plaintiffs purport to represent a class of customers of Nicor Gas who purchased the Gas Line Comfort Guard product from Nicor Services. In the consolidated action, the plaintiffs variously allege that the marketing, sale and billing of the Nicor Services Gas Line Comfort Guard violate the Illinois Consumer Fraud and Deceptive Business Practices Act, constitute common law fraud and result in unjust enrichment of Nicor Services and Nicor Gas. The plaintiffs seek, on behalf of the classes they purport to represent, actual and punitive damages, interest, costs, attorney fees and injunctive relief. While we are unable to predict the outcome of these matters or to reasonably estimate our potential exposure related thereto, if any, and have not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on our liquidity or financial condition.

Other We are also involved in litigation relating to estimated billing practices and an investigation by the United States Environmental Protection Agency regarding the applicable regulatory requirements for polychlorinated biphenyl in the Nicor Gas distribution system. While we are unable to predict the outcome of these matters or to reasonably estimate our potential exposure related thereto, if any, and have not recorded a liability associated with these contingencies. The final disposition of these matters is not expected to have a material adverse impact on our liquidity or financial condition. For additional litigation information on these matters, see Note 11 in our Consolidated Financial Statements and related notes in Item 8 of our 2012 Form 10-K.

In addition to the matters set forth above, we are involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters. Although we are unable to determine the ultimate outcomes of these other contingencies, we believe that our financial statements appropriately reflect these amounts, including the recording of liabilities when a loss is probable and reasonably estimable.

Note 10 - Segment Information

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

We are also involved in several related and complementary businesses. Our retail operations segment includes retail natural gas marketing to end-use customers primarily in Georgia, as well as various businesses that market retail energy-related products and services to residential and small business customers in Illinois. Additionally, our retail operations segment provides warranty protection solutions to customers and customer move connection services for utilities. Our wholesale services segment includes natural gas asset management and related logistics activities for each of our utilities, except Nicor Gas, as well as for nonaffiliated companies, natural gas storage arbitrage and related activities. Our midstream operations segment includes our non-utility storage and pipeline operations, including the development and operation of high-deliverability natural gas storage assets.

Our cargo shipping segment transports containerized freight between Florida, the eastern coast of Canada, the Bahamas and the Caribbean region. Our cargo shipping segment also includes amounts related to cargo insurance coverage sold to our customers and other third parties. Our cargo shipping segment’s vessels are under foreign registry, and its containers are considered instruments of international trade. Although the majority of its long-lived assets are foreign owned and its revenues are derived from foreign operations, the functional currency is generally the United States dollar. Our cargo shipping segment also includes an equity investment in Triton, a cargo container leasing business. Profits and losses are generally allocated to investors’ capital accounts in proportion to their capital contributions. Our investment in Triton is accounted for under the equity method, and our share of earnings is reported within other income in our unaudited Condensed Consolidated Statements of Income.

Our other segment includes intercompany eliminations and aggregated subsidiaries that are not significant enough on a stand-alone basis and that do not meet the criteria in one of our other five operating segments.

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

You should not consider EBIT an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company. The reconciliations of EBIT to operating income, earnings before income taxes and net income for the three months ended March 31, 2013 and, 2012 are presented below.

In millions	2013	2012
Operating income	$299	$262
Other income	5	4
EBIT	304	266
Interest expense	46	47
Earnings before income taxes	258	219
Income taxes	94	80
Net income	$164	$139

Information by segment on our Statements of Financial Position as of December 31, 2012, is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$11,320	$1,640
Retail operations	511	122
Wholesale services	1,218	-
Midstream operations	720	14
Cargo shipping	464	61
Other (2)	(92)	-
Consolidated	$14,141	$1,837
(1)	Identifiable assets are those assets used in each segment’s operations.
(2)	Our other segment’s assets consist primarily of cash and cash equivalents and PP&E, and reflect the effect of intercompany eliminations.

Summarized Statements of Income, Statements of Financial Position and capital expenditure information by segment as of and for the periods presented are shown in the following tables.

Three months ended March 31, 2013

In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other and intercompany eliminations (4)	Consolidated
Operating revenues from external parties	$1,264	$302	$39	$24	$87	$(7)	$1,709
Intercompany revenues (1)	55	-	-	-	-	(55)	-
Total operating revenues	1,319	302	39	24	87	(62)	1,709
Operating expenses
Cost of goods sold	765	195	10	12	53	(62)	973
Operation and maintenance	185	31	13	6	28	(4)	259
Depreciation and amortization	90	5	-	4	5	3	107
Taxes other than income taxes	64	1	1	1	1	3	71
Total operating expenses	1,104	232	24	23	87	(60)	1,410
Operating income (loss)	215	70	15	1	-	(2)	299
Other income	3	-	-	1	2	(1)	5
EBIT	$218	$70	$15	$2	$2	$(3)	$304

Identifiable and total assets (3)	$11,258	$668	$1,005	$714	$459	$(164)	$13,940
Goodwill	$1,640	$168	$-	$14	$61	$-	$1,883
Capital expenditures	$137	$1	$-	$4	$1	$5	$148

Three months ended March 31, 2012

In millions	Distribution operations	Retail operations	Wholesale services	Midstream operations	Cargo shipping	Other and intercompany eliminations (4)	Consolidated
Operating revenues from external parties	$994	$263	$64	$16	$84	$(17)	$1,404
Intercompany revenues (1)	46	-	-	-	-	(46)	-
Total operating revenues	1,040	263	64	16	84	(63)	1,404
Operating expenses
Cost of goods sold	529	166	30	5	50	(61)	719
Operation and maintenance	173	32	13	5	28	(6)	245
Depreciation and amortization	88	4	1	2	6	3	104
Taxes other than income taxes	57	1	1	1	2	2	64
Nicor merger expenses (2)	-	-	-	-	-	10	10
Total operating expenses	847	203	45	13	86	(52)	1,142
Operating income (loss)	193	60	19	3	(2)	(11)	262
Other income	1	-	-	-	3	-	4
EBIT	$194	$60	$19	$3	$1	$(11)	$266

Identifiable and total assets (3)	$10,785	$471	$917	$665	$477	$(76)	$13,239
Goodwill	$1,586	$124	$2	$16	$77	$8	$1,813
Capital expenditures	$122	$2	$-	$42	$-	$5	$171
(1)
Intercompany revenues - wholesale services records its energy marketing and risk management revenues on a net basis and its total operating revenues include intercompany revenues of $140 million for the three months ended March 31, 2013 and $88 million for the three months ended March 31, 2012.

(2)	Transaction expenses associated with the Nicor merger are shown separately to better compare year-over-year results.
(3)	Identifiable assets are those used in each segment’s operations.
(4)	Our other segment’s assets consist primarily of cash and cash equivalents and PP&E, and reflect the effect of intercompany eliminations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes to our unaudited Condensed Consolidated Financial Statements in this quarterly filing, as well as our 2012 Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal period due to seasonal and other factors.

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

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation including any changes related to climate change; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, unexpected change in project costs, including the cost of funds to finance these projects; limits on pipeline capacity; the impact of acquisitions and divestitures; our ability to successfully fully integrate operations that we have or may acquire or develop in the future; direct or indirect effects on our business, financial condition or liquidity resulting from any change in our credit ratings, or any change in the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions, including disruptions in the capital markets and lending environment; general economic conditions; uncertainties about environmental issues and the related impact of such issues, including our environmental remediation plans; the impact of our depreciation study for Nicor Gas and related legislation; the impact of changes in weather, including climate change, on the temperature-sensitive portions of our business; the impact of natural disasters, such as hurricanes, on the supply and price of natural gas and on our cargo shipping business; acts of war or terrorism; the outcome of litigation; and other factors discussed elsewhere herein and in our other filings with the SEC.

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

Executive Summary

We are an energy services holding company whose principal business is the distribution of natural gas in seven states - Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee and Maryland - through our seven natural gas distribution utilities. We are also involved in several other businesses that are primarily related and complementary to the distribution of natural gas. Our operating segments consist of the following five operating and reporting segments – distribution operations, retail operations, wholesale services, midstream operations and cargo shipping and one non-operating segment – other. These segments are consistent with how management views and operates our business. For additional information on our segments, see Note 10.

Distribution Operations At March 31, 2013, our seven utilities within distribution operations served approximately 4.5 million end-use customers with its primary focus being the safe and reliable delivery of natural gas.
Nicor Gas We are currently performing a depreciation study for Nicor Gas that we expect to complete later this year. The composite, straight-line rate for Nicor Gas is currently 4.1% and a 10 basis point shift in this rate, in either direction, is estimated to change our annual depreciation expense by $4 million to $6 million. Any change to our depreciation rates would be subject to regulatory approval.

Atlanta Gas Light On December 21, 2012, Atlanta Gas Light filed a petition with the Georgia Commission for approval to resolve an imbalance of approximately 4.8 Bcf of natural gas related to Atlanta Gas Light’s use of retained storage assets to operationally balance the system for the benefit of the market. We believe that any costs associated with resolving the imbalance are recoverable from Marketers. The resolution of this imbalance will be decided by the Georgia Commission and we are unable to predict the ultimate outcome.

Virginia Natural Gas In April 2013, the hearing examiner in charge of Virginia Natural Gas’ Conservation and Ratemaking Efficiency (CARE) plan issued a report recommending approval of a stipulation between Virginia Natural Gas and the staff of the Virginia Commission. The stipulation proposed a modified CARE plan that included a more limited set of conservation programs and measures at a reduced cost of $2 million over a three-year period. A decision by the Virginia Commission is expected by June 1, 2013.

Chattanooga Gas In April 2013, legislation was passed into law that gives the Tennessee Authority the ability to approve alternative regulatory mechanisms. The law allows the Tennessee Authority to implement: (1) separate rate adjustment mechanisms that track specific costs; (2) annual rate reviews in lieu of traditional rate cases and (3) adopt other policies or procedures that permit a more timely review and revision of rates, streamline the regulatory process, and reduce the cost and time associated with the traditional ratemaking processes.

In April 2013, Chattanooga Gas filed with the Tennessee Authority a proposal to extend its energy conservation programs and associated rate adjustment mechanism that adjusts rates to recover revenue lost as a result of customers usage changes from the level used to set base rates.

Retail Operations Our retail operations businesses serve approximately 600 thousand energy customers and approximately 1.2 million customer service contracts in Florida, Georgia, Illinois, Indiana, Kentucky, Ohio, Maryland, Massachusetts, New York, Pennsylvania and West Virginia. SouthStar, Nicor Advanced Energy and Nicor Solutions generate earnings through the sale of natural gas to residential, commercial and industrial customers, primarily in Georgia and Illinois where we capture spreads between wholesale and retail natural gas prices. Additionally, these businesses offer our customers energy-related products that provide for natural gas price stability and utility bill management. These products mitigate and/or eliminate the risks to customers of colder-than-normal weather and/or changes in natural gas prices. We charge a fee or premium for these services. Our retail operations businesses also provide warranty protection and home solutions that include gas and electric line repair, equipment repair, insurance and maintenance through Nicor Services and represent customers who are on monthly service contracts or warranty products billed at a fixed monthly amount.

On January 31, 2013, our retail operations segment acquired approximately 500 thousand service plans and certain other assets from NiSource Inc. for $120 million, plus $2 million of working capital. We believe this acquisition will provide an enhanced platform for growth and continued expansion of this business into a number of key markets.

Wholesale Services Our wholesale services segment consists of our wholly owned subsidiaries Sequent and Compass Energy Services Inc. (Compass) and engages in asset management and optimization, storage, transportation, producer and peaking services and wholesale marketing of natural gas across the United States and in Canada. Additionally, it provides natural gas asset management and/or related logistics services for most of our utilities, as well as for non-affiliated companies. In April 2013, the Tennessee Authority authorized an extension of the asset management agreement between Chattanooga Gas and Sequent. The terms of the agreement remain unchanged, except the expiration date is now March 2015.

Additionally, Sequent manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies. Compass provides natural gas supply and services to commercial, industrial and governmental customers primarily in Kentucky, Ohio, Pennsylvania, Virginia and West Virginia.

Midstream Operations Our midstream operations segment includes a number of businesses that are related and complementary to our primary business. The most significant of these businesses is our natural gas storage business, which develops, acquires and operates high-deliverability underground natural gas storage assets primarily in the Gulf Coast region of the United States and in northern California. While this business can generate additional revenue during times of peak market demand for natural gas storage services, a portion of our natural gas storage facilities are covered under a portfolio of short, medium and long-term contracts at fixed market rates.

Golden Triangle Storage’s Cavern 1 began commercial operations in September 2010 and Cavern 2 began commercial operations in September 2012. Cavern 1 is currently going through a process to assess the cavern’s working gas capacity that is expected to slightly increase the size of the facility. This process began in early 2013 and will continue through the third quarter of 2013. Cavern 2 will cover the obligations of Cavern 1 during this process. Central Valley, located in northern California, began commercial operations and providing services to firm customers during the second quarter 2012.

Cargo Shipping Our cargo shipping segment consists of Tropical Shipping, multiple wholly owned foreign subsidiaries of Tropical Shipping that are treated as disregarded entities for United States income tax purposes, Seven Seas, a wholly owned domestic cargo insurance company, and an equity investment in Triton, a cargo container leasing business. For additional information on our operating segments, see Item 1, “Business” of our 2012 Form 10-K.

Natural gas market fundamentals Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the country. The volatility of natural gas commodity prices has a significant impact on our customer rates, our long-term competitive position against other energy sources and the ability of our retail operations and wholesale services segments to capture value from location and seasonal spreads. Additionally, these changes in commodity prices subject a significant portion of our operations to earnings variability. Since 2011, the volatility of the daily Henry Hub spot market prices for natural gas in the United States has been significantly lower than it had been in previous years. This is the result of a robust natural gas supply, the weak economy and ample natural gas storage.

Our utility natural gas acquisition strategy is designed to secure sufficient supplies of natural gas and the rights to physically flow natural gas between delivery points in order to meet the needs of our utility customers and to hedge gas prices and location spreads to effectively manage costs, reduce price volatility for our utility customers and maintain a competitive advantage. Our non-utility businesses principally use physical and financial arrangements to reduce the risks associated with both weather-related seasonal fluctuations in market conditions and changing commodity prices. Additionally, our hedging strategies and physical natural gas supplies in storage enable us to reduce earnings risk exposure due to higher gas costs.

These economic hedges may not qualify, or are not designated, for hedge accounting treatment. As a result, our reported earnings for the wholesale services, retail operations and midstream operations segments reflect changes in the fair values of certain derivatives. These values may change significantly from period to period and are reflected as gains or losses within our operating revenues or our OCI for those derivative instruments that qualify and are designated as accounting hedges.

It is possible that natural gas prices will remain low for an extended period based on current levels of excess supply relative to market demand for natural gas, in part due to abundant sources of new shale natural gas reserves and the lack of demand by commercial and industrial enterprises. However, as economic conditions continue to improve, the demand for natural gas may increase, natural gas prices could rise and higher volatility could return to the natural gas markets. Consequently, we are working to reposition our wholesale services business model with respect to fixed costs, and the types of contracts pursued and executed.

The market fundamentals of midstream operations storage business are cyclical, and as discussed above, the abundant supply of natural gas in recent years and the resulting lack of market and price volatility have negatively impacted the profitability of our storage facilities. In 2013, expiring storage capacity contracts were re-subscribed at lower prices and we anticipate lower natural gas prices to continue in 2013 as compared to historical averages. Due to the current market storage rates, we did not re-contract 2.0 Bcf at Golden Triangle Storage and intend to provide other services until market conditions improve to support term contracts. As of April 1, 2013, the overall average firm subscription rate per facility is as follows:

Average Monthly Rate per Dekatherm
Jefferson Island (1)	$0.122
Golden Triangle (1)	$0.240
Central Valley	$0.130
(1)	Excludes firm capacity contracted by Sequent.

While the average monthly rates were lower than prior years and we did not re-contract all of the available capacity during the first quarter 2013, our current projections remain consistent with those from our most recent annual impairment assessment given the revenues that are expected to be earned from other storage services. We will continue to monitor all of our reporting units for impairment indicators throughout the year, but as of March 31, 2013, we believe there are no indications of potential impairment.

Results of Operations

We generate the majority of our operating revenues through the sale, distribution and storage of natural gas. We include in our consolidated revenues an estimate of revenues from natural gas distributed, but not yet billed to residential, commercial and industrial customers from the date of the last bill to the end of the reporting period. No individual customer or industry accounts for a significant portion of our revenues.

The operating revenues and EBIT of our distribution operations and retail operations segments are seasonal. During the Heating Season, natural gas usage and operating revenues are generally higher as more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather. Our base operating expenses, excluding cost of gas, revenue taxes, interest expense and certain incentive compensation costs, are incurred relatively equally over any given year. Additionally, the revenues of our cargo shipping business are generally higher in the fourth quarter, as our customers require more tourist-related shipments as the hotels, resorts, and cruise ships typically have increased occupancy rates commencing in the fourth quarter and increasing further into the first quarter and consumer spending increases during traditional holiday periods. Revenues are impacted during the fourth quarter by Peak Season Surcharges. Thus, our operating results vary significantly from quarter to quarter as a result of seasonality.

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

We believe operating margin is a better indicator than operating revenues of the contribution resulting from customer growth in our distribution operations segment, since the cost of goods sold and revenue tax expenses can vary significantly and are generally billed directly to our customers. We also consider operating margin to be a better indicator in our retail operations, wholesale services, midstream operations and cargo shipping segments, since it is a direct measure of operating margin before overhead costs.

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

We believe presenting the non-GAAP measurements of basic and diluted earnings per share - as adjusted, which excludes Nicor merger-related expenses, provides investors with an additional measure of our performance. Adjusted basic and diluted earnings per share should not be considered an alternative to, or a more meaningful indicator of, our operating performance than our GAAP basic and diluted earnings per share. The following table reconciles operating revenue and operating margin to operating income, and EBIT to earnings before income taxes and net income, and our GAAP basic and diluted earnings per common share to our non-GAAP basic and diluted earnings per share – as adjusted, together with other consolidated financial information for the periods presented.

	Three months ended March 31,
In millions, except per share amounts	2013	2012	Change
Operating revenues	$1,709	$1,404	$305
Cost of goods sold	(973)	(719)	(254)
Revenue tax expense (1)	(49)	(41)	(8)
Operating margin	687	644	43
Operating expenses (2)	(437)	(413)	(24)
Revenue tax expense (1)	49	41	8
Nicor merger expenses (3)	-	(10)	10
Operating income	299	262	37
Other income	5	4	1
EBIT	304	266	38
Interest expenses	46	47	(1)
Earnings before income taxes	258	219	39
Income tax expenses	94	80	14
Net income	164	139	25
Less net income attributable to the noncontrolling interest	10	9	1
Net income attributable to AGL Resources Inc.	$154	$130	$24
Per common share data
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$1.31	$1.12	$0.19
Transaction costs of Nicor merger	-	0.05	(0.05)
Basic earnings per share – as adjusted	$1.31	$1.17	$0.14

Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$1.31	$1.11	$0.20
Transaction costs of Nicor merger	-	0.05	(0.05)
Diluted earnings per share – as adjusted	$1.31	$1.16	$0.15
(1)	Adjusted for revenue tax expenses for Nicor Gas, which are passed directly through to customers.
(2)	Excludes expenses associated with the merger with Nicor of $10 million ($6 million net of tax) for the three months ended March 31, 2012.
(3)	Expenses associated with the Nicor merger are part of operating expenses, but are shown separately to better compare year-over-year results.

For the first quarter of 2013, our net income attributable to AGL Resources Inc. increased by $24 million or 18% compared to last year. The increase was primarily the result of increased operating margin at distribution operations and retail operations due to colder weather and increased average customer usage compared to prior year, and increased regulatory infrastructure program revenues at Atlanta Gas Light. The increases were slightly offset by lower margins at wholesale services resulting from mark-to-market accounting hedge losses. Additionally, during the three months ended March 31, 2012, we recorded $10 million ($6 million net of tax) of Nicor merger related expenses.

Our income tax expense increased by $14 million or 18% compared to the first quarter of 2012. The increase was primarily due to higher consolidated earnings, as previously discussed. Our income tax expense is determined from earnings before income taxes less net income attributable to noncontrolling interest.

Operating Metrics

Weather We measure the effects of weather on our business through Heating Degree Days. Generally, increased Heating Degree Days result in greater demand for gas on our distribution systems. With the exception of Nicor Gas and Florida City Gas, we have various mechanisms, such as weather normalization mechanisms, at all of our utilities, which limit our exposure to weather changes within typical ranges in all of our utilities’ respective service areas. However, our customers in Illinois and retail operations’ customers in Georgia can be impacted by warmer or colder than normal weather. We have presented the Heating Degree Day information for those locations in the following table.

Weather (Heating Degree Days)
	Three months ended March 31,			2013 vs. 2012	2013 vs. normal
	Normal	2013	2012	colder	colder
Illinois (1) (2)	2,991	3,153	2,358	34%	5%
Georgia (1)	1,452	1,461	983	49%	1%
(1)
Normal represents the ten-year average from Jan 1, 2003 through March 31, 2012, for Illinois at Chicago Midway International Airport, and for Georgia at Atlanta Hartsfield-Jackson International Airport as obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center. The 10-year average for the period, as established by the Illinois Commission in our last rate case, is 2,902 from 1998 through 2007.

(2)	The 10-year average for the period, as established by the Illinois Commission in our last rate case, is 2,902 from 1998 through 2007.

During the three months ended March 31, 2013, we experienced weather in Illinois that was 5% colder-than-normal and 34% colder than last year. Georgia also experienced 1% colder-than-normal weather, and 49% colder than last year. This colder weather positively impacted our operating margin by $24 million compared to last year. However, the 2011/2012 Heating Season was one of the warmest on record and was 18% - 40% warmer-than-normal across our service territory, which negatively impacted our operating margin by $21 million in the first quarter of 2012.

Customers Our customer metrics highlight the average number of customers for which we provide services and are provided in the following table. This number of customers at distribution operations and energy customers at retail operations can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Our year-over-year consolidated utility customer growth rate was 0.3% for the three months ended March 31, 2013 and we anticipate overall competition and utility customer growth trends for 2013 to be similar to that experienced in 2012.

Our energy customers at retail operations are principally located in Georgia and Illinois. The number of customers within these locations remained consistent for the three months ended March 31, 2013 and 2012; however, the market in Georgia remains very competitive. In 2013 our retail operations segment intends on continuing its efforts of entering and expanding within targeted markets to increase its energy customers and expanding our service contracts to include our service territories in Georgia, Virginia and Tennessee.

Customers and service contracts (average end-use - in thousands)	Three months ended March 31,		2013 vs. 2012
	2013	2012	% change
Distribution Operations customers	4,501	4,487	0.3%
Retail Operations
Energy Customers (1)	613	675	(9)%
Service Contracts (2)	1,183	711	66%
Market share in Georgia	32%	32%	-%
(1)
A portion of the customers represents customer equivalents in Ohio, which are computed by the actual delivered volumes divided by the expected average customer usage. Decrease primarily due to our contract to serve approximately 50,000 customer equivalents that ended on April 1, 2012.

(2)	Increase primarily due to acquisition of approximately 500,000 contracts on January 31, 2013. These contracts are as of March 31, 2013 and 2012.

Volumes Our natural gas volume metrics for distribution operations and retail operations, as shown in the following table, present the effects of weather and our customers’ demand for natural gas compared to prior year. Wholesale services’ daily physical sales volumes represent the daily average natural gas volumes sold to its customers. Within our midstream operations segment, our natural gas storage businesses seek to have a significant percentage of their working natural gas capacity under firm subscription, but also take into account current and expected market conditions. This allows our natural gas storage business to generate additional revenue during times of peak market demand for natural gas storage services, but retain some consistency with their earnings and maximize the value of the investments.

Additionally, our cargo shipping segment measures the volume of shipments during the period in TEUs and is presented in the following table. We continue to seek opportunities to profitably increase our number of TEUs and maximize the utilization of our containers and vessels.

Volumes	Three months ended March 31,		2013 vs. 2012
	2013	2012	% change
Distribution Operations (In Bcf)
Firm	309	240	29%
Interruptible	30	27	11%
Total	339	267	27%
Retail Operations (In Bcf)
Georgia firm	18	14	29%
Illinois	4	4	-%
Expanded markets (1)	3	4	(25)%
Wholesale Services
Daily physical sales (Bcf / day)	6.3	6.0	5%
Cargo Shipping (TEU’s - in thousands)
Shipments	45	41	10%
	As of March 31,
	2013	2012
Midstream Operations
Working natural gas capacity (in Bcf) (2)	31.8	13.3
% of firm capacity under subscription by third parties (3)	46%	68%
(1)	Includes Florida, Maryland, New York and Ohio.
(2)
Includes Central Valley Storage that was acquired in connection with the Nicor merger, which began commercial operations in the second quarter of 2012. Additionally, Golden Triangle Storage’s Cavern 1 is going through a process to assess the cavern’s working gas capacity and to slightly increase the size of the facility. The process began in January 2013 and is expected to continue through the third quarter of 2013. Cavern 2 will cover the obligations of Cavern 1 during this process.

(3)	The percentage of capacity under subscription does not include 3 Bcf of capacity under contract with Sequent at March 31, 2013, and 4 Bcf of capacity under contract with Sequent at March 31, 2012.

First quarter 2013 compared to first quarter 2012

Operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables for the three months ended March 31, 2013 and 2012.

	2013			2012
In millions	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)	Operating margin (1) (2)	Operating expenses (2) (3)	EBIT (1)
Distribution operations	$505	$290	$218	$470	$277	$194
Retail operations	107	37	70	97	37	60
Wholesale services	29	14	15	34	15	19
Midstream operations	12	11	2	11	8	3
Cargo shipping	34	34	2	34	36	1
Other	-	2	(3)	(2)	9	(11)
Consolidated	$687	$388	$304	$644	$382	$266
(1)
These are non-GAAP measures. A reconciliation of operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations” herein. See Note 10 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein for additional segment information.

(2)	Operating margin and expense are adjusted for revenue tax expense for Nicor Gas, which is passed directly through to customers.
(3)	Includes $10 million in transaction expenses associated with the merger with Nicor for the first quarter of 2012.

Distribution Operations

Our distribution operations segment is the largest component of our business and is subject to regulation and oversight by agencies in each of the seven states we serve. These agencies approve natural gas rates designed to provide us the opportunity to generate revenues to recover the cost of natural gas delivered to our customers and our fixed and variable costs, such as depreciation, interest, maintenance and overhead costs, and to earn a reasonable return for our shareholders.

With the exception of Atlanta Gas Light, our second largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for gas consumed. Distribution operations’ EBIT increased by $24 million or 12% compared to last year, as shown in the following table.

In millions
EBIT - for first quarter of 2012	$194

Operating margin
Increased operating margin mainly driven by higher customer usage at Nicor Gas due to colder weather compared to prior year	14
Increased operating margin as a result of energy efficiency programs at Nicor Gas	10
Increased revenues from regulatory infrastructure programs at Atlanta Gas Light	8
Increased operating margin from higher usage at Florida City Gas due to colder weather compared to prior year	2
Increased operating margin from higher usage at Elizabethtown Gas compared to prior year	1
Increase in operating margin	35

Operating expenses
Increased expenses as a result of energy efficiency program expenses at Nicor Gas	10
Increased incentive compensation costs due to amounts returning to targeted levels	5
Increased depreciation expense as a result of increased PP&E from infrastructure additions and improvements	2
Decreased retirement benefits expenses primarily as a result of change in actuarial assumptions	(3)
Other	(1)
Increase in operating expenses	13
Increased AFUDC equity primarily from STRIDE projects at Atlanta Gas Light	2
EBIT - for first quarter of 2013	$218

Retail Operations

Our retail operations segment, which consists of SouthStar and several businesses that provide energy-related products and services to retail markets, also is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. Retail operations’ EBIT increased by $10 million or 17% compared to last year, as shown in the following table.

In millions
EBIT - for first quarter of 2012	$60

Operating margin
Increased average customer usage in Georgia due to colder weather relative to prior year, net of weather derivatives	10
Increased margin at retail services primarily due to acquired NiSource Inc. retail service contracts	4
Inventory write-down (LOCOM) in 2012	3
Increased margin in Illinois mainly due to timing of revenue recognition associated with fixed bill products and favorable weather	2
Decrease related to increase in transportation and gas costs and lower retail price spreads, partially offset by favorable customer portfolio	(10)
Other	1
Increase in operating margin	10

Operating expenses
Increased expenses at retail services primarily due to acquisition of NiSource Inc’s retail service contracts	3
Decreased payroll, benefits, outside services and other	(3)
Increase in operating expenses	-
EBIT - for first quarter of 2013	$70

Wholesale Services

Our wholesale services segment is involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services and wholesale marketing. EBIT for our wholesale services segment is impacted by volatility in the natural gas market arising from a number of factors, including weather fluctuations and changes in supply or demand for natural gas in different regions of the country. Wholesale services’ EBIT decreased by $4 million compared to last year, as shown in the following table.

In millions
EBIT - for first quarter of 2012	$19

Operating margin
Change in commercial activity largely driven by the withdrawal of a portion of the storage inventory hedged at the end of 2012 and colder weather	26
Storage inventory write-down (LOCOM) in 2012	18
Change in value on storage hedges as a result of increase in NYMEX natural gas prices	(36)
Change in value on transportation and forward commodity hedges from price movements related to natural gas transportation positions	(13)
Decrease in operating margin	(5)

Operating expenses
Decreased incentive compensation, outside services costs and other	(1)
Decrease in operating expenses	(1)
EBIT - for first quarter of 2013	$15

The following table indicates the components of wholesale services’ operating margin for the periods presented.

	March 31,
In millions	2013	2012
Commercial activity recognized	$50	$24
(Loss) gain on storage hedges	(17)	19
(Loss) gain on transportation and forward commodity hedges	(4)	9
Inventory LOCOM adjustment, net of estimated recoveries	-	(18)
Operating margin	$29	$34

Change in commercial activity The commercial activity at wholesale services includes recognized storage and transportation values which were generated in prior periods, and the impact of prior period hedge gains and losses. Additionally, the commercial activity includes operating margin generated and recognized in the current period. The increase in commercial activity reflects the recognition of operating margin resulting from the withdrawal of storage inventory hedged at the end of 2012 that was included in the storage withdrawal schedule with a value of $27 million as of December 31, 2012 as well as the effect of colder weather on certain of our transportation portfolio positions, particularly in the Northeastern United States. As previously discussed, our operating margin opportunities are expected to be lower in 2013 due to continued lower volatility and lower seasonal price spreads associated with our storage portfolio.

Change in storage and transportation hedges Seasonal (storage) and geographical location (transportation) spreads and overall natural gas price volatility continued to remain low relative to historical periods. However, during the current year quarter, natural gas prices moved higher resulting in storage hedge losses as compared to storage hedge gains last year resulting from a downward movement in natural gas prices. Gains from our transportation position in 2012 were primarily due to large transportation spreads at the time our transportation positions were executed and the subsequent narrowing of regional transportation spreads. However, similar to the fourth quarter of 2012, significant volatility continued during the current quarter at natural gas delivery points throughout the northeast corridor relative to natural gas delivery constraints in the region, resulting in losses on our transportation positions.

Withdrawal schedule Sequent’s expected natural gas withdrawals from storage are presented in the following table along with the operating revenues expected at the time of withdrawal. Sequent’s expected operating revenues exclude storage demand charges but are net of the estimated impact of profit sharing under our asset management agreements and reflect the amounts that are realizable in future periods based on the inventory withdrawal schedule and forward natural gas prices at March 31, 2013 and 2012. A portion of Sequent’s storage inventory is economically hedged with futures contracts, which results in realization of substantially fixed operating revenues, timing notwithstanding. For more information on Sequent’s energy marketing and risk management activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk” of our 2012 Form 10-K.

Withdrawal schedule	Total storage (in Bcf) (WACOG $2.85)	Expected operating revenues (1) (in millions)
2013
Second quarter	15	$16
Third quarter	12	13
Fourth quarter	4	4
2014	1	1
Total at March 31, 2013	32	$34
Total at December 31, 2012	51	$27
Total at March 31, 2012	47	$19
(1)
Represents expected operating revenues from planned storage withdrawals associated with existing inventory positions and could change as Sequent adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.

Midstream Operations

Our midstream operations segment’s primary activity is operating non-utility storage and pipeline facilities including the development, acquisition and operation of high-deliverability underground natural gas storage assets. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, the majority of our storage services are covered under medium to long-term contracts at fixed market rates. Midstream operations’ EBIT decreased by $1 million compared to last year, as shown in the following table.

In millions
EBIT - for first quarter of 2012	$3

Operating margin
Increased revenues at Golden Triangle as a result of Cavern 2 beginning commercial service in third quarter 2012	2
Decreased margin at Jefferson Island as a result of lower subscription rates	(1)
Increase in operating margin	1

Operating expenses
Increased depreciation, property taxes, storage expenses and outside services largely due to Central Valley and Cavern 2 at Golden Triangle beginning commercial service in 2012	3
Increase in operating expenses	3
Increase from equity investment in Horizon Pipeline	1
EBIT - for first quarter of 2013	$2

Cargo Shipping

Our cargo shipping segment’s primary activity is transporting containerized freight in the Bahamas and the Caribbean, a region that has historically been characterized by modest market growth and intense competition. Such shipments consist primarily of southbound cargo such as building materials, food and other necessities for developers, distributors and residents in the region, as well as tourist-related shipments intended for use in hotels and resorts and on cruise ships. The balance of the cargo consists primarily of interisland shipments of consumer staples and northbound shipments of apparel, rum and agricultural products. Other related services, such as inland transportation and cargo insurance, are also provided within the cargo shipping segment. Our cargo shipping segment also includes an equity investment in Triton, a cargo container leasing business. For more information about our investment in Triton, see Note 10 to our Consolidated Financial Statements under Item 8 included in our 2012 Form 10-K.

Cargo shipping’s EBIT increased by $1 million compared to last year, as shown in the following table.

In millions
EBIT - for first quarter of 2012	$1

Operating margin
TEU volume increased due to market share expansion and modest improvement in economic conditions in our service regions	5
Decreased TEU rates due to ongoing overcapacity, changes in cargo mix and competitive pressures	(4)
Other	(1)
Increase in operating margin	-

Operating expenses
Decreased depreciation expense	(1)
Decreased payroll, benefits, outside services and other	(1)
Decrease in operating expenses	(2)
Decrease from equity investment income in Triton	(1)
EBIT - for first quarter of 2013	$2

Liquidity and Capital Resources

Overview The acquisition of natural gas and pipeline capacity, payment of dividends and funding of working capital needs are our most significant short-term financing requirements. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt. The liquidity required to fund our working capital, capital expenditures and other cash needs is primarily provided by our operating activities. Our short-term cash requirements not met with cash from operations are primarily satisfied with short-term borrowings under our commercial paper programs, which are supported by the AGL Credit Facility and the Nicor Gas Credit Facility. Periodically, we raise funds supporting our long-term cash needs from the issuance of long-term debt or equity securities. We regularly evaluate our funding strategy and profile to ensure that we have sufficient liquidity for our short-term and long-term needs in a cost-effective manner. Consistent with this, we anticipate issuing approximately $500 million of senior notes in the second quarter of 2013. We have hedged the underlying interest rate associated with $300 million in principal amount of the anticipated proceeds, with the remaining un-hedged principal amount subject to fluctuations in interest rates until the financing is completed.

Our capital market strategy is focused on maintaining strong Consolidated Statements of Financial Position, ensuring ample cash resources and daily liquidity, accessing capital markets at favorable times as necessary, managing critical business risks and maintaining a balanced capital structure through the appropriate issuance of equity or long-term debt securities.

Our financing activities, including long-term and short-term debt and equity, are subject to customary approval or review by state and federal regulatory bodies, including the various commissions of the states in which we conduct business. Certain financing activities we undertake may also be subject to approval by state regulatory agencies. A substantial portion of our consolidated assets, earnings and cash flows is derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation. Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. Dividends to AGL Resources are allowed only to the extent of Nicor Gas’ retained earnings balance, which was $502 million at March 31, 2013.

We believe the amounts available to us under our senior notes, AGL Credit Facility and Nicor Gas Credit Facility, through the issuance of debt and equity securities, combined with cash provided by operating activities, will continue to allow us to meet our needs for working capital, pension contributions, capital expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years. Our ability to satisfy our working capital requirements and our debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which we are unable to control. These factors include, among others, regulatory changes, the price of and demand for natural gas and operational risks.

As of March 31, 2013 and 2012, and December 31, 2012, we had $76 million, $74 million and $80 million, respectively, of cash and short and long-term investments in our unaudited Condensed Consolidated Statements of Financial Position that were generated from Tropical Shipping. This cash and the investments are not available for use by our other operations unless we repatriate a portion of Tropical Shipping’s earnings in the form of a dividend that would be subject to a significant amount of United States income tax. See Note 12 to our Consolidated Financial Statements under Item 8 included in our 2012 Form 10-K for additional information on our income taxes.

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies and other factors. See Item 1A, “Risk Factors,” in our 2012 Form 10-K for additional information on items that could impact our liquidity and capital resource requirements.

Capital Projects We continue to focus on capital discipline and cost control, while moving ahead with projects and initiatives that we expect will have current and future benefits to us and our customers, provide an appropriate return on invested capital and ensure the safety, reliability and integrity of our utility infrastructure. The following table and discussions provide updates on some of our larger capital projects at our distribution operations segment. These programs update or expand our distribution systems to improve system reliability and meet operational flexibility and growth. Our anticipated expenditures for these programs in 2013 are discussed in “Liquidity and Capital Resources” under the caption ‘Cash Flows from Financing Activities’ in our 2012 Form 10-K.

Dollars in millions	Utility	Expenditures in 2013	Expenditures since project inception	Miles of pipe replaced	Year project began	Anticipated year of completion
STRIDE program
Pipeline replacement program	Atlanta Gas Light	$35	$717	2,632	1998	2013
Integrated System Reinforcement Program	Atlanta Gas Light	2	226	n/a	2009	2013
Integrated Customer Growth Program	Atlanta Gas Light	10	39	n/a	2010	2013
Enhanced infrastructure program	Elizabethtown Gas	1	109	96	2009	(1)
Accelerated infrastructure program	Virginia Natural Gas	4	20	52	2012	2017
Total		$52	$1,111	2,780
(1)
In July 2012, we filed a request to extend this program for five years and are currently waiting to hear from the New Jersey BPU Rate Counsel. If approved, the program is expected to be completed in 2017.

Atlanta Gas Light Our STRIDE program is comprised of the ongoing pipeline replacement program, the Integrated System Reinforcement Program (i-SRP), and the Integrated Customer Growth Program (i-CGP). The purpose of the i-SRP is to upgrade our distribution system and liquefied natural gas facilities in Georgia, improve our peak day system reliability and operational flexibility, and create a platform to meet long-term forecasted growth. Our i-CGP authorizes Atlanta Gas Light to extend its pipeline facilities to serve customers in areas without pipeline access and create new economic development opportunities in Georgia. The STRIDE program requires us to file an updated ten-year forecast of infrastructure requirements under i-SRP along with a new construction plan every three years for review and approval by the Georgia Commission. The deadline for filing our next STRIDE construction plan was extended by the Georgia Commission to August 2013 to allow additional time to complete the installation of the initial i-SRP construction program. These programs remain on track for completion in 2013.

On November 21, 2012 we filed the Integrated Vintage Plastic Replacement Program (i-VPR) with the Georgia Commission, as a new component of STRIDE. If approved, this program would replace aging plastic pipe that was installed primarily in the mid-1960’s to the early 1980’s. We have identified approximately 3,300 miles of vintage plastic mains in our system that potentially should be considered for expedited replacement over the next 15 - 20 years as it reaches the end of its useful life. However, the initial request to the Georgia Commission is to replace approximately 756 miles over the next three to four years. The estimated cost of the first tranche of pipe to be replaced under construction activity under i-VPR is $275 million. Based on the procedural schedule issued by the Georgia Commission, a decision on the program is expected to be made on June 18, 2013.

Elizabethtown Gas The New Jersey BPU approved the accelerated enhanced infrastructure program in response to the New Jersey Governor’s request for utilities to assist in the economic recovery by increasing infrastructure investments. On May 16, 2011, the New Jersey BPU approved Elizabethtown Gas’ request to spend an additional $40 million under this program before the end of 2012. Costs associated with the investment in this program are recovered through periodic adjustments to base rates. In July 2012, we filed for an extension of the program for up to $135 million in additional spend over five years. A ruling is expected from the New Jersey BPU in the second half of 2013.

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

Credit Ratings Our borrowing costs and our ability to obtain adequate and cost effective financing are directly impacted by our credit ratings, as well as the availability of financial markets. Credit ratings are important to our counterparties when we engage in certain transactions, including OTC derivatives. It is our long-term objective to maintain or improve our credit ratings in order to manage our existing financing costs and enhance our ability to raise additional capital on favorable terms.

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

Factors we consider important to assessing our credit ratings include our Consolidated Statements of Financial Position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any triggering events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of March 31, 2013, and reflects no change from December 31, 2012.

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

	AGL Resources		Nicor Gas
	March 31,		March 31,
	2013	2012	2013	2012
Debt-to-capitalization ratio	54%	54%	43%	47%

We were in compliance with all of our debt provisions and covenants, both financial and non-financial, for all periods presented.

Our ratio of total debt to total capitalization, on a consolidated basis, is typically greater at the beginning of the Heating Season, as we make additional short-term borrowings to fund our natural gas purchases and meet our working capital requirements. We intend to maintain our ratio of total debt to total capitalization in a target range of 50% to 60%. Accomplishing this capital structure objective and maintaining sufficient cash flow are necessary to maintain attractive credit ratings. For more information on our default provisions, see Note 6 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein. The components of our capital structure, as calculated from our unaudited Condensed Consolidated Statements of Financial Position, as of the dates indicated are provided in the following table.

	March 31, 2013	December 31, 2012	March 31, 2012
Short-term debt	11%	16%	10%
Long-term debt	45	43	46
Total debt	56	59	56
Equity	44	41	44
Total capitalization	100%	100%	100%

Cash Flows The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Three months ended March 31,
In millions	2013	2012	Variance
Net cash provided by (used in):
Operating activities	$850	$835	$15
Investing activities	(256)	(175)	(81)
Financing activities	(576)	(658)	82
Net increase in cash and cash equivalents	18	2	16
Cash and cash equivalent at beginning of period	131	69	62
Cash and cash equivalent at end of period	$149	$71	$78

Cash Flow from Operating Activities The $15 million increase in cash from operating activities is primarily related to increased cash provided by (i) inventories, net of LIFO liquidation, due to increased LIFO liquidation at Nicor gas and increased withdrawals at Sequent, (ii) trade payables, other than energy marketing due to increased gas purchase volumes at Nicor Gas resulting from colder weather in March and (iii) energy marketing receivables and payables, net, due to higher cash received in the current period related to higher sales volumes in December 2012 versus the same period last year. This was offset by decreased cash provided by receivables, other than energy marketing, due to colder weather in March 2013, which resulted in higher volumes primarily at distribution operations and retail operations, which will be collected in future periods.

Cash Flow from Investing Activities The $81 million, or 46%, increase in cash flow used in investing activities was a result of $122 million spent to acquire approximately 500,000 service plans during the first quarter of 2013. This increase was partially offset by decreased spending for property, plant and equipment expenditures of $23 million and a net increase in short term investments of $19 million.

Cash Flow from Financing Activities The decreased use of cash for our financing activities for the three months ended March 31, 2013 compared to the same period in 2012 was primarily a result of lower short-term debt payments of $82 million due to funding requirements in January 2013 related to the NiSource acquisition.

As of March 31, 2013, our variable-rate debt was 25% of our total debt, compared to 32%, as of December 31, 2012 and 26% as of March 31, 2012. The decrease from December 31, 2012 was primarily due to decreased commercial paper borrowings. As of March 31, 2013, our commercial paper borrowings of $868 million were 37% lower than as of December 31, 2012, primarily a result of lower working capital requirements and no commercial paper borrowings under the Nicor Gas Credit Facility. For more information on our debt, see Note 6 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein.

On April 15, 2013, our $225 million 4.45% senior notes were redeemed. This redemption was funded through our commercial paper program and will be refinanced as part of our anticipated issuance of senior notes during the second quarter of 2013.

Short-term Debt Our short-term debt is comprised of borrowings under our commercial paper programs and current portions of our senior notes and capital leases.

In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Minimum balance outstanding (2)	Largest balance outstanding (2)
Commercial paper - AGL Capital	$868	$980	$846	$1,064
Commercial paper - Nicor Gas	-	148	-	314
Senior notes	225	225	225	225
Capital leases	1	1	1	1
Total short-term debt and current portion of long-term debt and capital leases	$1,094	$1,354	$1,072	$1,604
(1)	As of March 31, 2013.
(2)
For the three months ended March 31, 2013. The minimum and largest balances outstanding for each short-term debt instrument occurred at different times during the period and, thus, the total balances are not indicative of actual borrowings on any one day during the quarter.

The largest, minimum and daily average balances borrowed under our commercial paper programs are important when assessing the intra-period fluctuations of our short-term borrowings and potential liquidity risk. The fluctuations are due to our seasonal cash requirements.

Increasing natural gas commodity prices can have a significant impact on our commercial paper borrowings. Based on current natural gas prices and our expected injection plan, a $1 increase NYMEX price change could result in a $145 million change of working capital requirements during the injection season. This range is sensitive to the timing of storage injections and withdrawals, collateral requirements and our portfolio position. Based on current natural gas prices and our expected purchases during the upcoming injection season, we believe that we have sufficient liquidity to cover our working capital needs for the upcoming Heating Season.

The lenders under our credit facilities and lines of credit are major financial institutions with $2.2 billion of committed balances and all have investment grade credit ratings as of March 31, 2013. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

Long-term Debt Our long-term debt matures more than one year from March 31, 2013, and consists of medium-term notes: Series A, Series B, and Series C, which we issued under an indenture during December 1989, senior notes, first mortgage bonds and gas facility revenue bonds.

During the first quarter of 2013, we refinanced $200 million of our outstanding tax-exempt gas facility revenue bonds, $180 million of which were previously issued by the New Jersey Economic Development Authority and $20 million of which were issued by Brevard County, Florida. The refinancing involved a combination of the issuance of $60 million of refunding bonds to and the purchase of $140 million of existing bonds by a syndicate of banks. Our relationship with the syndicate of banks regarding the bonds is governed by an agreement that contains representations, warranties, covenants and default consistent with those contained in similar financing documents of ours. All of the bonds remain floating-rate instruments and we anticipate annual interest expense savings of approximately $2 million annually over the 5.5 year term of the agreement. AGL Resources had no cash receipts or payments in connection with the refinancing. The letters of credit providing credit support for the retired bonds along with other related agreements were terminated as a result of the refinancing. Costs associated with these refinancings will be amortized over the remaining life of the bonds.

Noncontrolling Interest We recorded cash distributions for SouthStar’s dividend distributions to Piedmont of $17 million for the three months ended March 31, 2013 and $14 million for the same period in 2012. The primary reason for the increase in the distribution to Piedmont during the current year is due to increased earnings for 2012 compared to 2011.

Dividends on Common Stock Our common stock dividend payments were $55 million for the three months ended March 31, 2013 and $42 million for the same period in 2012. The increase is primarily due to the $0.10 stub period dividend paid in December 2011, which reduced the dividend paid in the first quarter of 2012 by the same amount and the annual dividend increase of $0.04 per share.

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

There were no significant changes to our contractual obligations described in Note 11 of our Consolidated Financial Statements and related notes as filed in Item 8 of our 2012 Form 10-K.

Pension and retiree welfare plan obligations As a result of merging the pension plans, there were no contributions required during the first quarter of 2013. In 2012, we contributed $17 million to these qualified pension plans and an additional $7 million in April 2012 for a total of $24 million through April of 2012. Based on the current funding status of these plans, we do not believe that we will be required to make a minimum contribution to the plans during 2013. We may make additional contributions in 2013 in order to preserve the current level of benefits under these plans and in accordance with the funding requirements of the Pension Protection Act.

During the three months ended March 31, 2013, we recorded net periodic benefit costs of $14 million related to our defined benefit plans compared to $16 million during the same period last year. During the first quarter of 2013, we received an updated estimate of the 2013 expense that indicated a range of $55 million to $60 million. As such, we estimate that during the remainder of 2013 we will record net periodic benefit costs in the range of $41 million to $46 million, as compared to actual 2012 expense of $61 million. We expect a revised estimate by the end of the second quarter of 2013, which we do not anticipate will be materially different than our current estimate.

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

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed on our 2012 Form 10-K. Our critical accounting estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements include the following:

• Environmental Remediation Liabilities
• Derivatives and Hedging Activities
• Goodwill and Intangible Assets
• Contingencies
• Pension and Retiree Welfare Plans
• Income Taxes

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with natural gas prices, interest rates, credit and fuel prices. Natural gas price risk is defined as the potential loss that we may incur as a result of changes in the fair value of natural gas. Interest rate risk results from our portfolio of debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk results from the extension of credit throughout all aspects of our business, but is particularly concentrated at Atlanta Gas Light in distribution operations and in wholesale services. Our fuel price risk is primarily in cargo shipping, which is partially reduced through fuel surcharges. Our use of derivative instruments is governed by a risk management policy, approved and monitored by our Risk Management Committee (RMC).

Our RMC is responsible for establishing the overall risk management policies and monitoring compliance with, and adherence to, the terms within these policies, including approval and authorization levels and delegation of these levels. Our RMC consists of members of senior management who monitor open natural gas price risk positions and other types of risk, corporate exposures, credit exposures and overall results of our risk management activities. It is chaired by our chief risk officer, who is responsible for ensuring that appropriate reporting mechanisms exist for the RMC to perform its monitoring functions. Our risk management activities and related accounting treatment for our derivative instruments are described in further detail in Note 4 of our unaudited Condensed Consolidated Financial Statements.

Natural Gas Price Risk

The following tables include the fair values and average values of our consolidated derivative instruments as of the dates indicated. We base the average values on monthly averages for the three months ended March 31, 2013 and 2012.

	Derivative instruments average values (1) at March 31,
In millions	2013	2012
Asset	$114	$279
Liability	29	117
(1) Excludes cash collateral amounts.

	Derivative instruments fair values netted with cash collateral at
In millions	March 31, 2013	December 31, 2012	March 31, 2012
Asset	$111	$144	$266
Liability	24	39	103

The following table illustrates the change in the net fair value of our derivative instruments during the periods presented, and provides details of the net fair value of contracts outstanding as of the dates presented.

	Three months ended
	March 31,
In millions	2013	2012
Net fair value of derivative instruments outstanding at beginning of period	$36	$31
Derivative instruments realized or otherwise settled during period	(43)	(82)
Change in net fair value of derivative instruments	17	5
Net fair value of derivative instruments outstanding at end of period	10	(46)
Netting of cash collateral	77	209
Cash collateral and net fair value of derivative instruments outstanding at end of period	$87	$163

The sources of our net fair value at March 31, 2013, are as follows.

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through 2013	$(15)	$29
Mature 2014 - 2015	(5)	1
Mature 2016 - 2017	(2)	2
Total derivative instruments (3)	$(22)	$32
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

	Three months ended March 31,
In millions	2013	2012
Period end	$1.7	$2.2
Average	1.9	2.5
High	2.6	4.8
Low	1.6	1.9

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $1.1 billion of variable-rate debt outstanding at March 31, 2013, a 100 basis point change in market interest rates would have resulted in an increase in pre-tax interest expense of $11 million on an annualized basis.

We have $300 million of 6.4% senior notes due in July 2016. In May 2011, we entered into interest rate swaps related to these senior notes to effectively convert $250 million from a fixed-rate to a variable-rate obligation. On September 6, 2012, we settled this $250 million interest rate swap, which resulted in our receipt of a $17 million cash payment.

We use interest rate swaps to help us achieve our desired mix of variable to fixed-rate debt. Our variable-rate debt target generally ranges from 20% to 45% of total debt. We also may use forward-starting interest rate swaps and interest rate lock agreements to lock in fixed interest rates on our forecasted issuances of debt. The objective of these hedges is to offset the variability of future payments associated with the interest rate on debt instruments we expect to issue.

We anticipate issuing approximately $500 million of senior notes in the second quarter of 2013. As of April 30, 2013, we had entered into $300 million, in notional amount, of fixed-rate forward-starting interest rate swaps to hedge any potential interest rate volatility prior to this anticipated issuance. The weighted average interest rate of these swaps is a 10-year United States Treasury rate of 1.85%. The remaining un-hedged principal amount of the planned debt issuance currently remains subject to the risk of increases in near-term interest rates. We have designated the forward-starting interest rate swaps as cash flow hedges, which will mature on the debt issuance date.

The gain or loss on the interest rate swaps designated as cash flow hedges is generally deferred in accumulated OCI until settlement, at which point it is amortized to interest expense over the life of the related debt. For additional information, see Note 4 to our unaudited Condensed Consolidated Financial Statements under Item 1 herein.

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

Additionally, we may require counterparties to pledge additional collateral when deemed necessary. We conduct credit evaluations and obtain appropriate internal approvals for each counterparty’s line of credit before any transaction with the counterparty is executed. In most cases, the counterparty must have an investment grade rating, which includes a minimum long-term debt rating of Baa3 from Moody’s and BBB- from S&P. Generally, we require credit enhancements by way of guaranty, cash deposit or letter of credit for transaction counterparties that do not have investment grade ratings.

We have a concentration of credit risk as measured by our 30-day receivable exposure plus forward exposure. As of March 31, 2013, our top 20 counterparties represented approximately 49% of the total counterparty exposure of $370 million, derived by adding together the top 20 counterparties’ exposures, exclusive of customer deposits, and dividing by the total of our counterparties’ exposures.

As of March 31, 2013, our counterparties, or the counterparties’ guarantors, had a weighted average S&P equivalent credit rating of A-, which is an improvement from the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. The following table shows our third-party natural gas contracts receivable and payable positions.

	Gross receivables			Gross payables
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
In millions	2013	2012	2012	2013	2012	2012
Netting agreements in place:
Counterparty is investment grade	$286	$485	$252	$198	$282	$192
Counterparty is non-investment grade	4	9	11	13	13	20
Counterparty has no external rating	319	175	121	431	315	212
No netting agreements in place:
Counterparty is investment grade	12	7	2	10	1	1
Counterparty has no external rating	6	1	-	1	-	-
Amount recorded on unaudited Condensed Consolidated Statements of Financial Position	$627	$677	$386	$653	$611	$425

We have certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with some of our counterparties. If such collateral were not posted, our ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements with our counterparties would have totaled $13 million at March 31, 2013, which would not have a material impact to our consolidated results of operations, cash flows or financial condition.

There have been no other significant changes to our credit risk related to our other segments, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our 2012 Form 10-K.

Fuel Price Risk

Cargo Shipping Tropical Shipping’s objective is to reduce its exposure to higher fuel costs through fuel surcharges. However, these fuel surcharges do not entirely remove our risk in periods of increasing fuel prices and volatility, or increased competition. An increase of 10% in Tropical Shipping’s average cost per gallon for vessel fuel results in approximately $6 million in additional annual fuel expense. The aforementioned fuel surcharges would be implemented to reduce the impact of the increased fuel expense.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2013, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding our risk factors, see the factors discussed in Part I, "Item 1A. Risk Factors" in our 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2012 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of our common stock by us or any affiliated purchasers during the first quarter of 2013 and no unregistered sales of equity securities were made during this period.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits

10.1
Bank Rate Mode Covenants Agreement, dated as of February 26, 2013, among AGL Resources Inc., Pivotal Utility Holdings, Inc., the several purchasers from time to time parties thereto and SunTrust Bank, as administrative agent (Exhibit 10.1, AGL Resources Inc. Form 8-K filed March 1, 2013).

10.2	Loan Agreement, dated as of February 1, 2013, between Brevard County, Florida and Pivotal Utility Holdings, Inc. (Exhibit 10.2, AGL Resources Inc. Form 8-K filed March 1, 2013).

10.3
Loan Agreement, dated as of March 1, 2013, between New Jersey Economic Development Board and Pivotal Utility Holdings, Inc., relating to $40 million New Jersey Economic Development Authority Gas Facilities Refunding Revenue Bonds (Pivotal Utilities Holdings, Inc. Project), Series 2013 (Exhibit 10.1, AGL Resources Inc. Form 8-K filed March 27, 2013).

10.4
Amended and Restated Loan Agreement, dated as of March 1, 2013, between Brevard County, Florida and Pivotal Utility Holdings, Inc., relating to $39 million New Jersey Economic Development Authority Gas Facilities Refunding Revenue Bonds (NUI Corporation Project), 1996 Series A (Exhibit 10.2, AGL Resources Inc. Form 8-K filed March 27, 2013).

10.5
Amended and Restated Loan Agreement, dated as of March 1, 2013, between Brevard County, Florida and Pivotal Utility Holdings, Inc., relating to $46.5 million New Jersey Economic Development Authority Gas Facilities Refunding Revenue Bonds (Pivotal Utility Holdings, Inc. Project), Series 2005 (Exhibit 10.3, AGL Resources Inc. Form 8-K filed March 27, 2013).

10.6
Amended and Restated Loan Agreement, dated as of March 1, 2013, between Brevard County, Florida and Pivotal Utility Holdings, Inc., relating to $54.6 million New Jersey Economic Development Authority Gas Facilities Refunding revenue Bonds (Pivotal Utility Holdings, Inc. Project), Series 2007 (Exhibit 10.4, AGL Resources Inc. Form 8-K filed March 27, 2013).

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

AGL RESOURCES INC.
(Registrant)

Date: April 30, 2013                                                                /s/ Andrew W. Evans
                 Executive Vice President and Chief Financial Officer