Form 10-Q
period 2014-06-30
AGL RESOURCES INC
filed 2014-07-30
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of AGL Resources Inc.’s common stock, $5.00 Par Value, outstanding as of July 23, 2014 was 119,478,539.

AGL RESOURCES INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2014

Glossary

GLOSSARY OF KEY TERMS

2013 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 6, 2014
AFUDC
Allowance for funds used during construction, which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects, capitalized in PP&E and considered rate base for ratemaking purposes

AGL Capital	AGL Capital Corporation
AGL Credit Facility	$1.3 billion credit agreement entered into by AGL Capital to support its commercial paper program, which matures in November 2017
AGL Resources	AGL Resources Inc., together with its consolidated subsidiaries
Atlanta Gas Light	Atlanta Gas Light Company
Bcf	Billion cubic feet
Central Valley	Central Valley Gas Storage, LLC
Compass Energy	Compass Energy Services, Inc., which was sold in 2013
EBIT
Earnings before interest and taxes, the primary measure of our operating segments’ profit or loss, which includes operating income and other income and excludes financing costs, including interest on debt and income tax expense

ERC	Environmental remediation costs
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission, the state regulatory agency for Atlanta Gas Light
Golden Triangle	Golden Triangle Storage, Inc.
Heating Degree Days	A measure of the weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when natural gas usage and operating revenues are generally higher
Horizon Pipeline	Horizon Pipeline Company, LLC
Illinois Commission	Illinois Commerce Commission, the state regulatory agency for Nicor Gas
Jefferson Island	Jefferson Island Storage & Hub, LLC
LIFO	Last-in, first-out
LNG	Liquefied natural gas
LOCOM	Lower of weighted average cost or market price
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
MGP	Manufactured Gas Plant
Moody’s	Moody’s Investors Service
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
Nicor	Nicor Inc.
Nicor Gas	Northern Illinois Gas Company, doing business as Nicor Gas Company
Nicor Gas Credit Facility	$700 million credit facility entered into by Nicor Gas to support its commercial paper program, which matures in December 2017
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
Operating margin	A non-GAAP measure of income, calculated as operating revenues minus cost of goods sold and revenue tax expense
OTC	Over-the-counter
PBR	Performance-based rate
Piedmont	Piedmont Natural Gas Company, Inc.
Pivotal Home Solutions	Nicor Energy Services Company, doing business as Pivotal Home Solutions
PP&E	Property, plant and equipment
QIP	Nicor Gas’ Qualified Infrastructure Program
S&P	Standard & Poor’s Ratings Services
Sawgrass Storage	Sawgrass Storage, LLC
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SouthStar	SouthStar Energy Services, LLC
STRIDE	Atlanta Gas Light’s Strategic Infrastructure Development and Enhancement program
Triton	Triton Container Investments, LLC
Tropical Shipping
Tropical Shipping and Construction Company Limited, and also the name used throughout this filing to describe the business operations of our former cargo shipping segment (excluding Triton), which now has been classified as discontinued operations and held for sale

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

Glossary

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

	As of
In millions, except share amounts	June 30, 2014	December 31, 2013	June 30, 2013
Current assets
Cash and cash equivalents	$122	$81	$153
Short-term investments	8	49	41
Receivables
Energy marketing	677	786	608
Gas, unbilled and other	520	736	403
Less allowance for uncollectible accounts	51	29	41
Total receivables, net	1,146	1,493	970

Inventories, net	460	658	522
Assets held for sale	257	283	289
Regulatory assets	211	162	120
Derivative instruments	105	99	113
Other	122	120	69
Total current assets	2,431	2,945	2,277
Long-term assets and other deferred debits
Property, plant and equipment	11,202	10,952	10,613
Less accumulated depreciation	2,401	2,295	2,240
Property, plant and equipment, net	8,801	8,657	8,373
Goodwill	1,827	1,827	1,822
Regulatory assets	775	737	898
Intangible assets	147	154	164
Derivative instruments	9	20	17
Other	312	316	244
Total long-term assets and other deferred debits	11,871	11,711	11,518
Total assets	$14,302	$14,656	$13,795
Current liabilities
Energy marketing trade payables	$724	$671	$628
Short-term debt	448	1,171	521
Other accounts payable - trade	319	421	336
Accrued expenses	213	203	164
Current portion of long-term debt	200	-	-
Regulatory liabilities	149	183	216
Temporary LIFO liquidation	116	-	84
Customer deposits and credit balances	107	136	114
Accrued environmental remediation liabilities	90	70	62
Derivative instruments	50	75	33
Liabilities held for sale	39	40	38
Other	141	153	153
Total current liabilities	2,596	3,123	2,349
Long-term liabilities and other deferred credits
Long-term debt	3,607	3,813	3,819
Accumulated deferred income taxes	1,721	1,667	1,567
Regulatory liabilities	1,565	1,518	1,510
Accrued pension and retiree welfare benefits	405	404	510
Accrued environmental remediation liabilities	379	377	406
Derivative instruments	12	5	6
Other	83	73	73
Total long-term liabilities and other deferred credits	7,772	7,857	7,891
Total liabilities and other deferred credits	10,368	10,980	10,240
Commitments, guarantees and contingencies (see Note 10)
Equity
Common stock, $5 par value; 750,000,000 shares authorized:	598	595	594
outstanding: 119,464,063 shares at June 30, 2014, 118,888,876 shares at December 31, 2013 and 118,560,687 shares at June 30, 2013
Additional paid-in capital	2,072	2,054	2,035
Retained earnings	1,363	1,126	1,127
Accumulated other comprehensive loss	(133)	(136)	(209)
Treasury shares, at cost: 216,523 shares at June 30, 2014 and December 31, 2013 and June 30, 2013	(8)	(8)	(8)
Total common shareholders’ equity	3,892	3,631	3,539
Noncontrolling interest	42	45	16
Total equity	3,934	3,676	3,555
Total liabilities and equity	$14,302	$14,656	$13,795
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2014	2013	2014	2013
Operating revenues (includes revenue taxes of $26 and $94 for the three and six months in 2014 and $24 and $74 for the three and six months in 2013)	$902	$816	$3,376	$2,438
Operating expenses
Cost of goods sold	402	353	1,802	1,273
Operation and maintenance	211	205	500	437
Depreciation and amortization	95	103	188	206
Taxes other than income taxes	42	43	130	112
Total operating expenses	750	704	2,620	2,028
Gain on disposition of assets	-	11	-	11
Operating income	152	123	756	421
Other income	2	7	5	12
Interest expense, net	(48)	(46)	(96)	(92)
Income before income taxes	106	84	665	341
Income tax expense	41	33	248	127
Income from continuing operations	65	51	417	214
Income (loss) from discontinued operations, net of tax	1	(1)	(49)	-
Net income	66	50	368	214
Less net income attributable to the noncontrolling interest	2	1	14	11
Net income attributable to AGL Resources Inc.	$64	$49	$354	$203
Per common share information
Basic earnings (loss) per common share
Continuing operations	$0.53	$0.42	$3.40	$1.72
Discontinued operations	0.01	(0.01)	(0.42)	-
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.54	$0.41	$2.98	$1.72
Diluted earnings (loss) per common share
Continuing operations	$0.53	$0.42	$3.39	$1.72
Discontinued operations	0.01	(0.01)	(0.42)	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.54	$0.41	$2.97	$1.72
Cash dividends declared per common share	$0.49	$0.47	$0.98	$0.94
Weighted average number of common shares outstanding
Basic	118.8	117.8	118.7	117.6
Diluted	119.2	118.2	119.1	117.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Net income	$66	$50	$368	$214
Less income (loss) from discontinued operations, net of tax	1	(1)	(49)	-
Income from continuing operations	65	51	417	214
Other comprehensive income (loss), net of tax
Retirement benefit plans
Reclassification of actuarial losses to net benefit cost (net of income tax of $2 and $3 for the three and six months ended June 30, 2014, and $3 and $5 for the three and six months ended June 30, 2013)	4	4	5	8
Reclassification of prior service credits to net benefit cost (net of income tax of $(1) for the six months ended June 30, 2013)	(1)	-	(1)	(1)
Retirement benefit plans	3	4	4	7
Cash flow hedges, net of tax
Net derivative instrument (losses) gains arising during the period (net of income tax of $1 for the three months ended June 30, 2013)	-	(1)	4	1
Reclassification of realized derivative instrument (gains) losses to net income (net of income tax of $(1) for the three and six months ended June 30, 2014 and $1 for the six months ended June 30, 2013)	(1)	(1)	(5)	1
Cash flow hedges, net	(1)	(2)	(1)	2
Other comprehensive income, net of tax	2	2	3	9
Comprehensive income	67	53	420	223
Less comprehensive income attributable to noncontrolling interest	2	1	14	11
Comprehensive income from continuing operations attributable to AGL Resources Inc.	$65	$52	$406	$212

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Additional	Retained	Accumulated other	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	paid-in capital	earnings	comprehensive loss	shares	interest	Total
Balance as of December 31, 2012	117.9	$590	$2,014	$1,035	$(218)	$(8)	$22	$3,435
Net income	-	-	-	203	-	-	11	214
Other comprehensive income	-	-	-	-	9	-	-	9
Dividends on common stock ($0.94 per share)	-	-	-	(111)	-	-	-	(111)
Distributions to noncontrolling interests	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(6)	-	-	-	-	(6)
Stock issued, dividend reinvestment plan	0.1	1	5	-	-	-	-	6
Stock issued, share-based compensation, net of forfeitures	0.6	3	18	-	-	-	-	21
Stock-based compensation expense, net of tax	-	-	4	-	-	-	-	4
Balance as of June 30, 2013	118.6	$594	$2,035	$1,127	$(209)	$(8)	$16	$3,555

	AGL Resources Inc. Shareholders
	Common stock		Additional	Retained	Accumulated other	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	paid-in capital	earnings	comprehensive loss	shares	interest	Total
Balance as of December 31, 2013	118.9	$595	$2,054	$1,126	$(136)	$(8)	$45	$3,676
Net income	-	-	-	354	-	-	14	368
Other comprehensive income	-	-	-	-	3	-	-	3
Dividends on common stock ($0.98 per share)	-	-	-	(117)	-	-	-	(117)
Distributions to noncontrolling interests	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(12)	-	-	-	-	(12)
Stock issued, dividend reinvestment plan	-	-	5	-	-	-	-	5
Stock issued, share-based compensation, net of forfeitures	0.6	3	17	-	-	-	-	20
Stock-based compensation expense, net of tax	-	-	8	-	-	-	-	8
Balance as of June 30, 2014	119.5	$598	$2,072	$1,363	$(133)	$(8)	$42	$3,934

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
In millions	2014	2013
Cash flows from operating activities
Net income	$368	$214
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	188	206
Loss from discontinued operations, net of taxes	49	-
Deferred income taxes	21	(14)
Change in derivative instrument assets and liabilities	(13)	14
Gain on disposition of assets	-	(11)
Changes in certain assets and liabilities
Inventories, net of temporary LIFO liquidation	314	261
Receivables, other than energy marketing	238	267
Energy marketing receivables and trade payables, net	162	86
Accrued expenses	10	31
Prepaid taxes	(11)	57
Trade payables, other than energy marketing	(61)	(15)
Deferred/accrued natural gas costs	(129)	40
Other, net	35	14
Net cash flow provided by operating activities for discontinued operations	4	11
Net cash flow provided by operating activities	1,175	1,161
Cash flows from investing activities
Expenditures for property, plant and equipment	(332)	(315)
Net decrease in short-term investments	41	15
Acquisitions of assets	-	(122)
Disposition of assets	-	12
Other	4	-
Net cash flow used in investing activities for discontinued operations	(13)	(3)
Net cash flow used in investing activities	(300)	(413)
Cash flows from financing activities
Net repayments of commercial paper	(723)	(857)
Dividends paid on common shares	(117)	(111)
Distribution to noncontrolling interest	(17)	(17)
Payment of senior notes	-	(225)
Issuance of senior notes	-	494
Other, net	14	21
Net cash flow used in financing activities	(843)	(695)
Net increase in cash and cash equivalents - continuing operations	41	45
Net (decrease) increase in cash and cash equivalents - discontinued operations	(9)	8
Cash and cash equivalents (including held for sale) at beginning of period	105	131
Cash and cash equivalents (including held for sale) at end of period	137	184
Less cash and cash equivalents held for sale at end of period	15	31
Cash and cash equivalents (excluding held for sale) at end of period	$122	$153
Cash paid during the period for
Interest	$95	$89
Income taxes	$207	$60
Non cash financing transaction
Refinancing of gas facility revenue bonds	$-	$200

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

Due to the seasonal nature of our business and other factors, our results of operations and our financial condition for the periods presented are not necessarily indicative of the results of operations or financial condition to be expected for or as of any other period.

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

On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. The assets and liabilities of these businesses are classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position, and the financial results of these businesses are reflected as discontinued operations on the unaudited Condensed Consolidated Statements of Income. Amounts shown in the following notes, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which is not a part of the sale and has been reclassified into our other segment. See Note 12 for additional information.

Note 2 - Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2013 Form 10-K. There were no significant changes to our accounting policies during the six months ended June 30, 2014.

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our estimates may involve complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. The most significant estimates relate to our rate-regulated subsidiaries, uncollectible accounts and other allowances for contingent losses, goodwill and other intangible assets, retirement plan benefit obligations, derivative and hedging activities and provisions for income taxes. We evaluate our estimates on an ongoing basis, and our actual results could differ from our estimates.

Cash and Cash Equivalents

Our cash and cash equivalents primarily consist of cash on deposit, money market accounts and certificates of deposit held by domestic subsidiaries with original maturities of three months or less. As of June 30, 2014 and 2013, and December 31, 2013, $15 million, $31 million and $24 million, respectively, of cash and short and long-term investments held by Tropical Shipping are excluded from cash and cash equivalents and are included in assets held for sale. For more information on the sale of Tropical Shipping, see Note 12.

Glossary

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

Our wholesale services segment has trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. To date, our credit ratings have exceeded the minimum requirements. As of June 30, 2014 and 2013, and December 31, 2013, the collateral that wholesale services would have been required to post if our credit ratings had been downgraded to non-investment grade status would not have had a material impact to our consolidated results of operations, cash flows or financial condition. If such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be negatively impacted.

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

Nicor Gas’ inventory is carried at cost on a LIFO basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of goods sold at the estimated annual replacement cost, and the difference between this cost and the actual liquidated LIFO layer cost is recorded as a temporary LIFO inventory liquidation. Any temporary LIFO liquidation is included as a current liability in our unaudited Condensed Consolidated Statements of Financial Position. Interim inventory decrements that are not expected to be restored prior to year-end are charged to cost of goods sold at the actual LIFO cost of the layers liquidated. The inventory decrement as of June 30, 2014 is expected to be restored prior to year-end. The inventory decrement as of June 30, 2013 was restored prior to December 31, 2013.

Our retail operations, wholesale services and midstream operations segments carry inventory at the lower of cost or market value, where cost is determined on a WACOG basis. For these segments, we evaluate the weighted average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, we record adjustments to reduce the weighted average cost of the natural gas inventory to market value. For the three and six months ended June 30, 2014, we recorded $4 million and $6 million, respectively, total LOCOM adjustment to reduce the value of our inventories to market value and $8 million for the three and six months ended June 30, 2013.

Midstream operations’ primary activity is operating non-utility storage and pipeline facilities. Mechanical integrity tests and engineering studies are periodically performed on these storage facilities in accordance with certain state regulatory requirements. However, such tests may be performed in advance of such state requirements for operational purposes. During the first half of 2014, an engineering study and mechanical integrity tests were performed at one of our storage facilities, identifying a lower amount of working gas capacity that is the result of naturally occurring shrinkage of the storage caverns. Further, based on the lower capacity and an analysis of the volume of natural gas stored in the facility, we recorded additional gas costs to true-up the amount of retained fuel at this facility in the amount of $2 million and $9 million for the three and six months ended June 30, 2014, respectively.

Fair Value Measurements

We have financial and nonfinancial assets and liabilities subject to fair value measurement. The financial assets and liabilities measured and carried at fair value include cash and cash equivalents, and derivative assets and liabilities. The carrying values of receivables, short- and long-term investments, accounts payable, short-term debt, other current assets and liabilities, and accrued interest approximate fair value. Our nonfinancial assets and liabilities include pension and other retirement benefits, which are presented in Note 4 to our Consolidated Financial Statements and in related notes included in Item 8 of our 2013 Form 10-K.

Glossary

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

Goodwill

During the first quarter of 2014, we completed an engineering study at our midstream operations storage facilities that indicated a reduced forecast of working gas capacity from what was projected when our 2013 annual goodwill impairment analysis was performed during the fourth quarter of 2013. Given that the 2013 annual goodwill impairment test indicated that the estimated fair value of this reporting unit exceeded its carrying amount by less than 5%, we considered this reduced storage capacity as an indicator of potential impairment and, accordingly, conducted an interim goodwill impairment analysis during the first quarter of 2014.

The estimated fair value of this reporting unit was determined utilizing the income approach, which estimated the fair value based upon the present value of estimated future cash flows. The forecasts used in the income approach, which were updated during the first quarter of 2014 to reflect the contracting activity that occurred during the quarter, assume discrete period revenue growth through fiscal 2022 to reflect the recovery of subscription rates, stabilization of earnings and establishment of a reasonable base year that was used to estimate the terminal value in the valuation model. Consistent with our 2013 annual goodwill impairment testing, we assumed a long-term earnings growth rate in the terminal year of 2.5%, which we believe is appropriate given the current economic and industry specific expectations. As of the valuation date, we utilized a discount rate of 7.0%, which we believe is appropriate as it reflects the relative risk and the time value of money, and is consistent with the peer group of this reporting unit as well as the discount rates that were utilized in our 2013 annual goodwill impairment tests.

Our interim goodwill impairment test, which utilized cash flow forecasts providing for growth over the next eight years, indicated that the estimated fair value of this reporting unit continues to exceed its carrying amount with a cushion of less than 10%. However, continued declines in capacity or subscription rates, reductions to our cash flow forecasts, a sustained period at the current subscription rates or other changes to the assumptions and factors used in this analysis may result in a future failure of step one of the goodwill impairment test and require us to proceed to step two of the goodwill impairment test in a future period.

The risk of impairment of the underlying long-lived assets is not estimated to be significant as the assets have long remaining useful lives, and authoritative guidance requires such assets to be tested for impairment on the basis of undiscounted cash flows over their remaining useful lives. We will continue to monitor this reporting unit for potential impairment. Changes in the amount of goodwill for the six months ended June 30, 2014 and 2013 are provided in the following table.

In millions	Distribution Operations	Retail Operations	Midstream Operations	Consolidated (1)
Goodwill - December 31, 2012	$1,640	$122	$14	$1,776
2013 activity	-	46	-	46
Goodwill - June 30, 2013	$1,640	$168	$14	$1,822

Goodwill - December 31, 2013	$1,640	$173	$14	$1,827
Goodwill - June 30, 2014	$1,640	$173	$14	$1,827
(1)	Excludes goodwill at Tropical Shipping now classified as held for sale. See Note 12 for additional information.

Glossary

Other Income

Our other income is detailed in the following table. For more information on our equity method investment income, see Note 9.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Equity method investment income	$1	$2	$4	$5
AFUDC - equity	1	3	1	6
Other, net	-	2	-	1
Total other income	$2	$7	$5	$12

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

We derive our potentially dilutive common shares by calculating the number of shares issuable under restricted stock, restricted stock units and stock options. The vesting of certain shares of the restricted stock and restricted stock units depends on the satisfaction of defined performance and/or time-based criteria. The future issuance of shares underlying the outstanding stock options depends on whether the market price of the common shares underlying the options exceeds the respective exercise prices of the stock options.

The following table shows the calculation of our diluted shares attributable to AGL Resources Inc. common shareholders for the periods presented, as if performance units currently earned under the plan ultimately vest and as if stock options currently exercisable at prices below the average market prices are exercised.

	Three months ended June 30,		Six months ended June 30,
In millions (except per share amounts)	2014	2013	2014	2013
Income from continuing operations	$63	$50	$403	$203
Income (loss) from discontinued operations, net of tax	1	(1)	(49)	-
Net income attributable to AGL Resources Inc.	$64	$49	$354	$203
Denominator:
Basic weighted average number of shares outstanding (1)	118.8	117.8	118.7	117.6
Effect of dilutive securities	0.4	0.4	0.4	0.3
Diluted weighted average number of shares outstanding	119.2	118.2	119.1	117.9

Basic earnings (loss) per share
From continuing operations	$0.53	$0.42	$3.40	$1.72
From discontinued operations	0.01	(0.01)	(0.42)	-
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.54	$0.41	$2.98	$1.72
Diluted earnings (loss) per share
From continuing operations	$0.53	$0.42	$3.39	$1.72
From discontinued operations	0.01	(0.01)	(0.42)	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.54	$0.41	$2.97	$1.72
(1)	Daily weighted average shares outstanding.

Accounting Developments

On April 10, 2014, the FASB issued authoritative guidance related to reporting discontinued operations. The guidance generally raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other material disposals that do not meet the definition of a discontinued operation. The guidance will be effective for us prospectively beginning January 1, 2015. It is not expected to have a material impact on our consolidated financial statements, and it will have no impact on our accounting for the sale of Tropical Shipping.

On May 28, 2014, the FASB issued an update to authoritative guidance related to revenue from contracts with customers. The update replaces most of the existing guidance with a single set of principles for recognizing revenue from contracts with customers. The guidance will be effective for us beginning January 1, 2017. Early adoption is not permitted. The new guidance must be applied retrospectively to each prior period presented or via a cumulative effect upon the date of initial application. We have not yet determined the impact of this new guidance, nor have we selected a transition method.

On June 19, 2014, the FASB issued an update to authoritative guidance related to accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance will be effective for us beginning January 1, 2016 and it is not expected to have a material impact on our consolidated financial statements.

Glossary

Note 3 - Regulated Operations

We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense in the current period are capitalized as regulatory assets when it is probable that such costs or expenditures will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for estimated expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense, and regulatory liabilities are amortized into income over the period authorized by the regulatory commissions. The following table summarizes our regulatory assets and liabilities as of the dates presented. In addition, see Note 13 for a subsequent event that impacts our regulatory assets.

In millions	June 30, 2014	December 31, 2013	June 30, 2013
Regulatory assets
Deferred natural gas costs	$79	$1	$-
Recoverable regulatory infrastructure program costs	47	48	46
Recoverable ERC	33	45	27
Recoverable pension and retiree welfare benefit costs	9	9	19
Other	43	59	28
Total regulatory assets - current	211	162	120
Recoverable ERC	454	433	458
Recoverable regulatory infrastructure program costs	107	87	116
Recoverable pension and retiree welfare benefit costs	94	99	188
Long-term debt fair value adjustment	78	82	86
Other	42	36	50
Total regulatory assets - long-term	775	737	898
Total regulatory assets	$986	$899	$1,018
Regulatory liabilities
Accrued natural gas costs	$41	$92	$130
Bad debt over collection	39	41	39
Accumulated removal costs	27	27	17
Deferred seasonal rates	8	-	8
Other	34	23	22
Total regulatory liabilities - current	149	183	216
Accumulated removal costs	1,478	1,445	1,431
Regulatory income tax liability	27	27	26
Unamortized investment tax credit	24	26	27
Bad debt over collection	9	17	20
Other	27	3	6
Total regulatory liabilities - long-term	1,565	1,518	1,510
Total regulatory liabilities	$1,714	$1,701	$1,726

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

Natural Gas Costs We charge our utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the state regulatory agencies. Under these mechanisms, all prudently incurred natural gas costs are passed through to customers without markup, subject to regulatory review. We defer or accrue the difference between the actual cost of gas and the amount of commodity revenue earned in a given period, such that no operating margin is recognized related to these costs. The deferred or accrued amount is either billed or refunded to our customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. The following table illustrates the change in net position of these costs from June 30, 2013 to June 30, 2014.

In millions	June 30, 2014	June 30, 2013	Change
Deferred natural gas costs	$79	$-	$79
Accrued natural gas costs	(41)	(130)	89
Total (1)	$38	$(130)	$168
(1)
The $168 million change resulted from increased natural gas prices during the first half of 2014 compared to the first half of 2013, primarily driven by colder weather experienced in 2014. These costs will be fully recovered in future periods.

Environmental Remediation Costs We are subject to federal, state and local laws and regulations governing environmental quality and pollution control that require us to remove or remedy the effect on the environment of the disposal or release of specified substances at our current and former operating sites, substantially all of which is related to our MGP sites. The ERC assets and liabilities are associated with our distribution operations segment and remediation costs are generally recoverable from customers through rate mechanisms approved by regulators. Accordingly, both costs incurred to remediate the former MGP sites, plus the future estimated cost recorded as liabilities, net of amounts previously collected, are recognized as a regulatory asset until recovered from customers.

Glossary

Our ERC liabilities are estimates of future remediation costs for investigation and cleanup of our current and former operating sites that are contaminated. These estimates are based on conventional engineering estimates and the use of probabilistic models of potential costs when such estimates cannot be made, on an undiscounted basis. As cleanup options and plans mature and cleanup contracts are entered into, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. These estimates contain various engineering assumptions, which we refine and update on an ongoing basis. These liabilities do not include other potential expenses, such as unasserted property damage claims, personal injury or natural resource damage claims, legal expenses or other costs for which we may be held liable but for which we cannot reasonably estimate an amount. The following table provides additional information on the costs related to remediation of our current and former operating sites as of June 30, 2014 and reflects changes in estimates since we filed our 2013 Form 10-K.

In millions	Probabilistic model cost estimates	Engineering estimates	Amount recorded		Expected costs over next 12 months
Illinois	$205 - 462	$46	$251		$37
New Jersey	126 - 196	3	129		32
Georgia and Florida	66 - 106	9	78		14
North Carolina (1)	n/a	11	11		7
Total	$397 - 764	$69	$469	(2)	$90
(1)
We have no regulatory recovery mechanisms for the site in North Carolina. Therefore, this amount is not included in our regulatory assets and changes in estimated costs are recognized in income in the period of change.

(2)
Increase of $22 million from December 31, 2013 primarily relates to a scope increase required by the Georgia Environmental Protection Division for a site in Georgia and an adjustment for a site in Florida. This was partially offset by a decrease for a site in New Jersey where remediation is almost complete.

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

	June 30, 2014		December 31, 2013		June 30, 2013
In millions	Assets (1)	Liabilities	Assets (1)	Liabilities	Assets (1)	Liabilities
Natural gas derivatives
Quoted prices in active markets (Level 1)	$8	$(38)	$6	$(79)	$4	$(51)
Significant other observable inputs (Level 2)	57	(60)	67	(79)	78	(35)
Netting of cash collateral	46	36	43	78	47	47
Total carrying value (2) (3)	$111	$(62)	$116	$(80)	$129	$(39)
(1)
Balances of $3 million at June 30, 2014, $3 million at December 31, 2013 and $1 million at June 30, 2013 associated with certain weather derivatives have been excluded, as they are accounted for based on intrinsic value rather than fair value.

(2)	There were no significant unobservable inputs (Level 3) for any of the dates presented.
(3)	There were no significant transfers between Level 1, Level 2 or Level 3 for any of the dates presented.

Debt

Our long-term debt is recorded at amortized cost, with the exception of Nicor Gas’ first mortgage bonds, which are recorded at their acquisition date fair value. The fair value adjustment of Nicor Gas’ first mortgage bonds is being amortized over the lives of the bonds. The following table lists the carrying amount and fair value of our long-term debt as of the dates presented.

In millions	June 30, 2014	December 31, 2013	June 30, 2013
Long-term debt carrying amount	$3,807	$3,813	$3,819
Long-term debt fair value (1)	4,191	3,956	4,070
(1)	Fair value determined using Level 2 inputs.

Glossary

Note 5 - Derivative Instruments

A description of our objectives and strategies for using derivative instruments, related accounting policies and methods used to determine their fair values are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2013 Form 10-K. See Note 4 for additional fair value disclosures.

Certain of our derivative instruments contain credit risk-related or other contingent features that could require us to post collateral in the normal course of business when our financial instruments are in net liability positions. As of June 30, 2014, for agreements with such features, derivative instruments with liability fair values for which we had posted no collateral to our counterparties totaled $62 million. The maximum collateral that could be required with these features is $11 million. For more information, see “Energy Marketing Receivables and Payables” in Note 2, which also have credit risk-related or other contingent features. Our derivative instrument activities are included within operating cash flows as an adjustment to net income of $(13) million and $14 million for the six months ended June 30, 2014 and 2013, respectively. See Note 4 for additional derivative instrument information. The following table summarizes the various ways in which we account for our derivative instruments and the impact on our unaudited Condensed Consolidated Financial Statements.

Accounting Treatment	Recognition and Measurement
	Statements of Financial Position	Statements of Income
Cash flow hedge	Derivative carried at fair value	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	Effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated OCI (loss)	Effective portion of the gain or loss on the derivative instrument is reclassified out of accumulated OCI (loss) and into earnings when the hedged transaction affects earnings
Fair value hedge	Derivative carried at fair value
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

Quantitative Disclosures Related to Derivative Instruments

As of the dates presented, our derivative instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. We had a net long natural gas contracts position outstanding in the following quantities:

In Bcf (1)	June 30, 2014 (2)	December 31, 2013	June 30, 2013
Cash flow hedges	6	6	3
Not designated as hedges	140	183	221
Total volumes	146	189	224
Short position	(2,530)	(2,622)	(2,311)
Long position	2,676	2,811	2,535
Net long position	146	189	224
(1)	Volumes related to Nicor Gas exclude variable-priced contracts, which are carried at fair value, but whose fair values are not directly impacted by changes in commodity prices.
(2)	Approximately 98% of these contracts have durations of 2 years or less and the remaining 2% expire between 2 and 5 years.

Derivative Instruments in our Unaudited Condensed Consolidated Statements of Financial Position

In accordance with regulatory requirements, gains and losses on derivative instruments used to hedge natural gas purchases for customer use at distribution operations are reflected in accrued natural gas costs within our Consolidated Statements of Financial Position until billed to customers. The following amounts deferred as a regulatory asset or liability on our Condensed Consolidated Statements of Financial Position represent the net realized gains (losses) related to these natural gas cost hedges for the periods presented.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Nicor Gas	$10	$9	$12	$8
Elizabethtown Gas	2	(1)	5	(4)

Glossary

The following table presents the fair values and unaudited Condensed Consolidated Statements of Financial Position classifications of our derivative instruments as of the dates presented.

		June 30, 2014		December 31, 2013		June 30, 2013
In millions	Classification	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as cash flow or fair value hedges
Natural gas contracts	Current	$2	$(1)	$3	$(1)	$2	$(1)

Not designated as hedges
Natural gas contracts	Current	702	(721)	691	(761)	456	(445)
Natural gas contracts	Long-term	77	(89)	206	(220)	124	(139)
Total		779	(810)	897	(981)	580	(584)
Gross amount of recognized assets and liabilities (1) (2)		781	(811)	900	(982)	582	(585)
Gross amounts offset in our unaudited Condensed Consolidated Statements of Financial Position (2)		(667)	749	(781)	902	(452)	546
Net amounts of assets and liabilities presented in our unaudited Condensed Consolidated Statements of Financial Position (3)		$114	$(62)	$119	$(80)	$130	$(39)
(1)
The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Statements of Financial Position to the extent that we have netting arrangements with the counterparties.

(2)
As required by the authoritative guidance related to derivatives and hedging, the gross amounts of recognized assets and liabilities above do not include cash collateral held on deposit in broker margin accounts of $82 million as of June 30, 2014, $121 million as of December 31, 2013 and $94 million as of June 30, 2013. Cash collateral is included in the “Gross amounts offset in our unaudited Condensed Consolidated Statements of Financial Position” line of this table.

(3)	At June 30, 2014, December 31, 2013 and June 30, 2013 we held letters of credit from counterparties that would offset, under master netting arrangements, an insignificant portion of these assets.

Derivative Instruments in the Unaudited Condensed Consolidated Statements of Income

The following table presents the impacts of our derivative instruments in our unaudited Condensed Consolidated Statements of Income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Designated as cash flow or fair value hedges
Natural gas contracts - net gain reclassified from OCI into cost of goods sold	$2	$1	$5	$1
Natural gas contracts - net gain reclassified from OCI into operation and maintenance expense	-	-	1	-
Interest rate swaps - net loss reclassified from OCI into interest expense	-	-	-	(3)
Income tax benefit	(1)	-	(1)	1
Net of tax	1	1	5	(1)

Not designated as hedges (1)
Natural gas contracts - net fair value adjustments recorded in operating revenues	30	22	-	(2)
Natural gas contracts - net fair value adjustments recorded in cost of goods sold (2)	(1)	(1)	1	(1)
Income tax benefit	(11)	(8)	-	1
Net of tax	18	13	1	(2)
Total gains (losses) on derivative instruments	$19	$14	$6	$(3)
(1)	Associated with the fair value of derivative instruments held at June 30, 2014 and 2013.
(2)	Excludes losses recorded in cost of goods sold associated with weather derivatives of $6 million and $3 million for the six months ended June 30, 2014 and 2013, respectively.

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three and six months ended June 30, 2014 and 2013. Our expected gains to be reclassified from OCI into cost of goods sold, operation and maintenance expense, interest expense and operating revenues and recognized in our unaudited Condensed Consolidated Statements of Income over the next 12 months are $1 million. These deferred gains and losses are related to natural gas derivative contracts associated with retail operations and Nicor Gas’ system use. The expected gains are based upon the fair values of these financial instruments at June 30, 2014. The effective portion of gains and losses on derivative instruments qualifying as cash flow hedges that was recognized in OCI during the periods is presented on our Condensed Consolidated Statements of income. See Note 8 for these amounts.

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

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Service cost	$6	$7	$12	$15
Interest cost	11	11	23	21
Expected return on plan assets	(16)	(15)	(32)	(31)
Net amortization of prior service cost	(1)	(1)	(1)	(1)
Recognized actuarial loss	6	9	11	17
Net periodic pension benefit cost	$6	$11	$13	$21

Welfare Benefits

The benefits of our Health and Welfare Plan for Retirees and Inactive Employees of AGL Resources Inc. (AGL Welfare Plan) are described in Note 6 to our Consolidated Financial Statements and related notes included in Item 8 of our 2013 Form 10-K. Following are the components of our welfare costs for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Service cost	$-	$-	$1	$1
Interest cost	3	4	7	7
Expected return on plan assets	(1)	(2)	(3)	(3)
Net amortization of prior service cost	-	(1)	(1)	(2)
Recognized actuarial loss	2	2	3	4
Net periodic welfare benefit cost	$4	$3	$7	$7

Glossary

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

		June 30, 2014			June 30, 2013
Dollars in millions	Year(s) due	Weighted average interest rate (1)	Outstanding	Outstanding at December 31, 2013	Weighted average interest rate (1)	Outstanding
Short-term debt
Commercial paper - AGL Capital (2)	2014	0.3%	$236	$857	0.5%	$521
Commercial paper - Nicor Gas (2)	2014	0.2	212	314	0.4	-
Total short-term debt		0.3%	$448	$1,171	0.5%	$521
Current portion of long-term debt	2015	5.0%	$200	$-	4.5%	$-
Long-term debt - excluding current portion
Senior notes	2016-2043	5.0%	$2,625	$2,825	5.1%	$2,825
First mortgage bonds	2016-2038	5.6	500	500	5.6	500
Gas facility revenue bonds	2022-2033	0.9	200	200	0.5	200
Medium-term notes	2017-2027	7.8	181	181	7.8	181
Total principal long-term debt		4.9%	3,506	3,706	4.9%	3,706
Fair value adjustment of long-term debt (3)	2016-2038	n/a	85	91	n/a	97
Unamortized debt premium, net	n/a	n/a	16	16	n/a	16
Total non-principal long-term debt		n/a	101	107	n/a	113
Total long-term debt			$3,607	$3,813		$3,819
Total debt			$4,255	$4,984		$4,340
(1)	Interest rates are calculated based on the daily weighted average balance outstanding for the six months ended June 30.
(2)	As of June 30, 2014, the effective interest rates on our commercial paper borrowings were 0.3% for AGL Capital and 0.2% for Nicor Gas.
(3)	See Note 4 for additional information on our fair value measurements.

Commercial Paper Programs

We maintain commercial paper programs at AGL Capital and Nicor Gas that consist of short-term, unsecured promissory notes used in conjunction with cash from operations to fund our seasonal working capital requirements. Working capital needs fluctuate during the year and are highest during the injection period in advance of the Heating Season. The Nicor Gas commercial paper program supports working capital needs at Nicor Gas, while all of our other subsidiaries and SouthStar participate in the AGL Capital commercial paper program. During the first six months of 2014, our commercial paper maturities ranged from 1 to 108 days, and at June 30, 2014, remaining terms to maturity ranged from 1 to 10 days. Total borrowings and repayments netted to a payment of $723 million during the first six months of 2014. For commercial paper issuances with original maturities over three months, borrowings and repayments were $50 million and $145 million, respectively, during the first six months of 2014.

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

	June 30, 2014	December 31, 2013	June 30, 2013
AGL Credit Facility	51%	57%	54%
Nicor Gas Credit Facility	52%	55%	43%

The credit facilities contain certain non-financial covenants that, among other things, restrict liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, asset dispositions, mergers and consolidations and other matters customarily restricted in such agreements.

Default Provisions

Our credit facilities and other financial obligations include provisions that, if not complied with, could require early payment or similar actions. The most important default events include the following:

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

	2014			2013
In millions (1)	Cash flow hedges	Retirement benefit plans	Total	Cash flow hedges	Retirement benefit plans	Total
For the three months ended June 30
As of beginning of period	$1	$(136)	$(135)	$1	$(212)	$(211)
OCI, before reclassifications	-	-	-	(1)	-	(1)
Amounts reclassified from accumulated OCI	(1)	3	2	(1)	4	3
Net current-period other comprehensive (loss) income	(1)	3	2	(2)	4	2
As of end of period	$-	$(133)	$(133)	$(1)	$(208)	$(209)

For the six months ended June 30
As of beginning of period	$1	$(137)	$(136)	$(3)	$(215)	$(218)
OCI, before reclassifications	4	-	4	1	-	1
Amounts reclassified from accumulated OCI	(5)	4	(1)	1	7	8
Net current-period other comprehensive income	(1)	4	3	2	7	9
As of end of period	$-	$(133)	$(133)	$(1)	$(208)	$(209)
(1)	All amounts are net of income taxes. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

The following table provides details of the reclassifications out of accumulated other comprehensive loss and the impact on net income.

	Three months ended June 30,		Six months ended June 30,
In millions (1)	2014	2013	2014	2013
Cash flow hedges
Cost of goods sold (natural gas contracts)	$2	$1	$5	$1
Operation and maintenance expense (natural gas contracts)	-	-	1	-
Interest expense (interest rate contracts)	-	-	-	(3)
Total before income tax	2	1	6	(2)
Income tax benefit	(1)	-	(1)	1
Total cash flow hedges	1	1	5	(1)
Retirement benefit plans
Operation and maintenance expense (actuarial losses)(2)	(6)	(7)	(8)	(13)
Operation and maintenance expense (prior service credits) (2)	1	-	1	2
Total before income tax	(5)	(7)	(7)	(11)
Income tax benefit	2	3	3	4
Total retirement benefit plans	(3)	(4)	(4)	(7)
Total reclassification for the period	$(2)	$(3)	$1	$(8)
(1)
Amounts in parentheses indicate debits, or reductions, to our net income and credits to accumulated other comprehensive loss. Except for retirement benefit plan amounts, the net income impacts are immediate.

(2)	Amortization of these accumulated other comprehensive loss components is included in the computation of net periodic benefit cost. See Note 6 for additional details about net periodic benefit cost.

Glossary

Note 9 - Non-Wholly Owned Entities

Variable Interest Entities

SouthStar, a joint venture owned by us and Piedmont, is our only significant VIE for which we are the primary beneficiary, which requires us to consolidate its assets, liabilities and statements of income. For additional information on SouthStar, see Note 10 to our Consolidated Financial Statements and related notes included in Item 8 of our 2013 Form 10-K. Earnings from SouthStar in 2014 and 2013 were allocated entirely in accordance with the ownership interests.

Cash flows used in our investing activities include capital expenditures for SouthStar of $4 million for the six months ended June 30, 2014 and $1 million for the six months ended June 30, 2013. Cash flows used in our financing activities include SouthStar’s distribution to Piedmont for its portion of SouthStar’s annual earnings from the previous year. Generally, this distribution occurs in the first quarter of each fiscal year. For each of the six months ended June 30, 2014 and 2013, SouthStar distributed $17 million to Piedmont. The following table provides additional information about SouthStar’s assets and liabilities as of the dates presented, which are consolidated within our unaudited Condensed Consolidated Statements of Financial Position.

	June 30, 2014			December 31, 2013			June 30, 2013
In millions	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	% (2)	Consolidated	SouthStar (1)	% (2)
Current assets	$2,431	$250	10%	$2,945	$264	9%	$2,277	$135	6%
Goodwill and intangible assets	1,974	137	7	1,981	139	7	1,986	-	-
Long-term assets and other deferred debits	9,897	21	-	9,730	12	-	9,532	10	-
Total assets	$14,302	$408	3%	$14,656	$415	3%	$13,795	$145	1%
Current liabilities	$2,596	$124	5%	$3,123	$95	3%	$2,349	$40	2%
Long-term liabilities and other deferred credits	7,772	16	-	7,857	-	-	7,891	-	-
Total Liabilities	10,368	140	1	10,980	95	1	10,240	40	-
Equity	3,934	268	7	3,676	320	9	3,555	105	3%
Total liabilities and equity	$14,302	$408	3%	$14,656	$415	3%	$13,795	$145	1%
(1)	These amounts reflect information for SouthStar and exclude intercompany eliminations and the balances of our wholly owned subsidiary with an 85% ownership interest in SouthStar.
(2)	SouthStar’s percentage of the amount on our Statements of Financial Position.

The following table provides information on SouthStar’s operating revenues and operating expenses for the periods presented, which are consolidated within our unaudited Condensed Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Operating revenues	$145	$116	$519	$366
Operating expenses
Cost of goods sold	111	95	381	259
Operation and maintenance	20	15	44	33
Depreciation and amortization	2	-	4	1
Taxes other than income taxes	1	1	1	1
Total operating expenses	134	111	430	294
Operating income	$11	$5	$89	$72

Equity Method Investments

Income from our equity method investments is classified as other income in our unaudited Condensed Consolidated Statements of Income. For more information about our equity method investments, see Note 10 to our Consolidated Financial Statements and related notes in Item 8 of our 2013 Form 10-K. The carrying amounts of our investments that are accounted for under the equity method at June 30 were as follows:

In millions	2014	2013
Triton	$65	$71
Horizon Pipeline	15	16
Other (1)	1	9
Total	$81	$96
(1)
Includes our investment in Sawgrass Storage. In December 2013, the joint venture decided to terminate the development of the Sawgrass Storage facility and reduced the carrying amount of the joint venture’s long-lived assets to fair value.

Glossary

The following table provides the income from our equity method investments for the periods presented.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Triton	$1	$2	$3	$4
Other	-	-	1	1

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

Contingencies and Guarantees

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur. We have certain subsidiaries that enter into various financial and performance guarantees and indemnities providing assurance to third parties. We believe the likelihood of payment under our guarantees is remote. No liability has been recorded for such guarantees and indemnifications as the fair value was inconsequential at inception.

Regulatory Matters

On December 21, 2012 Atlanta Gas Light filed a petition with the Georgia Commission for approval to resolve an imbalance of approximately 4.8 Bcf of natural gas related to Atlanta Gas Light’s use of retained storage assets to operationally balance the system for the benefit of the natural gas market. We believe that any costs associated with resolving the imbalance are recoverable from Marketers. We are currently working with the Marketers to settle this matter, and the resolution of this imbalance will ultimately be decided by the Georgia Commission. We are currently unable to predict the ultimate outcome.

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

PBR Proceeding Nicor Gas’ PBR plan was a regulatory plan that provided economic incentives based on natural gas cost performance. The PBR plan went into effect in 2000 and was terminated effective January 1, 2003, following allegations that Nicor Gas acted improperly in connection with the plan. Under this plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. Since 2002 the amount of the savings and losses required to be shared has been disputed by the Citizens Utility Board (CUB) and others, with the Illinois Attorney General (IAG) intervening, and subject to extensive contested discovery and other regulatory proceedings before administrative law judges and the Illinois Commission. In 2009 the staff of the Illinois Commission, IAG and CUB requested refunds of $85 million, $255 million and $305 million, respectively.

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
Glossary

On June 7, 2013 the Illinois Commission issued an order requiring us to refund $72 million to current Nicor Gas customers over a 12-month period. On July 1, 2013 we began refunding customers the full $72 million through our purchased gas adjustment mechanism based on natural gas throughput. As of June 30, 2014 the full amount has been refunded, with $43 million having been paid during the six months ended June 30, 2014.

CUB appealed the Illinois Commission’s order to the appellate court in Illinois. On February 28, 2014 CUB filed its initial brief with the appellate court requesting refunds consistent with its 2009 request. Nicor Gas filed its reply on July 25, 2014.

Note 11 - Segment Information

Our operating segments comprise revenue-generating components of our company for which we produce separate financial information internally that is regularly used to make operating decisions and assess performance. Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. We manage our businesses through four operating segments - distribution operations, retail operations, wholesale services and midstream operations - and other, a non-operating segment.

On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. The assets and liabilities of these businesses are classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position, and the financial results of these businesses are reflected as discontinued operations on the unaudited Condensed Consolidated Statements of Income. Amounts shown in this note, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which is not a part of the sale and has been reclassified into our other segment. See Note 12 for additional information.

Our distribution operations segment is the largest component of our business and includes natural gas local distribution utilities in seven states. These utilities construct, manage and maintain intrastate natural gas pipelines and distribution facilities. Although the operations of our distribution operations segment are geographically dispersed, the operating subsidiaries within the distribution operations segment are all regulated utilities, with rates determined by individual state regulatory commissions. These natural gas distribution utilities have similar economic and risk characteristics.

We also are involved in several related and complementary businesses. Our retail operations segment includes retail natural gas marketing to end-use customers primarily in Georgia and Illinois. Additionally, retail operations provide home protection products and services. Our wholesale services segment engages in natural gas storage and gas pipeline arbitrage and related activities. Additionally, they provide natural gas asset management and/or related logistics services for each of our utilities except Nicor Gas, as well as for nonaffiliated companies. Our midstream operations segment includes our non-utility storage and pipeline operations, including the operation of high-deliverability natural gas storage assets. Our other segment includes intercompany eliminations and aggregated subsidiaries that are individually not significant on a stand-alone basis and that do not fit into one of our operating segments.

The chief operating decision maker of the company is the Chairman, President and Chief Executive Officer who utilizes EBIT as the primary measure of profit and loss in assessing the results of each segment’s operations. EBIT includes operating income and other income and expenses. Items we do not include in EBIT are income taxes and financing costs, including interest expense, each of which we evaluate on a consolidated basis.

Information by segment on our Statements of Financial Position as of December 31, 2013 is as follows:

In millions	Identifiable and total assets (1)	Goodwill
Distribution operations	$11,727	$1,640
Retail operations	694	173
Wholesale services	1,166	-
Midstream operations	713	14
Other (2) (3)	73	-
Consolidated	$14,373	$1,827
(1)	Identifiable assets are those assets used in each segment’s operations and exclude assets held for sale.
(2)	The assets of our other segment consist primarily of cash and cash equivalents and PP&E, and reflect the effect of intercompany eliminations.
(3)	Includes our investment in Triton that was previously part of the cargo shipping segment.

Glossary

Summarized Statements of Income, Statements of Financial Position and capital expenditure information by segment as of and for the periods presented are shown in the following tables.

Three months ended June 30, 2014

In millions	Distribution operations	Retail operations	Wholesale services (1)	Midstream operations	Other and intercompany eliminations (3)	Consolidated
Operating revenues from external parties	$668	$176	$47	$17	$(6)	$902
Intercompany revenues	43	1	-	-	(44)	-
Total operating revenues	711	177	47	17	(50)	902
Operating expenses
Cost of goods sold	315	119	7	11	(50)	402
Operation and maintenance	159	34	13	7	(2)	211
Depreciation and amortization	80	5	1	4	5	95
Taxes other than income taxes	40	1	-	2	(1)	42
Total operating expenses	594	159	21	24	(48)	750
Operating income (loss)	117	18	26	(7)	(2)	152
Other income (expense)	3	-	(3)	-	2	2
EBIT	$120	$18	$23	$(7)	$-	$154
Capital expenditures	$158	$3	$-	$5	$5	$171

Three months ended June 30, 2013

In millions	Distribution operations	Retail operations	Wholesale services (1)	Midstream operations	Other and intercompany eliminations (3)	Consolidated
Operating revenues from external parties	$615	$165	$21	$15	$-	$816
Intercompany revenues	43	-	-	-	(43)	-
Total operating revenues	658	165	21	15	(43)	816
Operating expenses
Cost of goods sold	266	115	10	4	(42)	353
Operation and maintenance	159	32	10	6	(2)	205
Depreciation and amortization	90	5	1	4	3	103
Taxes other than income taxes	38	1	-	2	2	43
Total operating expenses	553	153	21	16	(39)	704
Gain on disposition of assets	-	-	11	-	-	11
Operating income (loss)	105	12	11	(1)	(4)	123
Other income	4	-	-	1	2	7
EBIT	$109	$12	$11	$-	$(2)	$130
Capital expenditures	$158	$3	$-	$4	$3	$168

Six months ended June 30, 2014

In millions	Distribution operations	Retail operations	Wholesale services (1)	Midstream operations	Other and intercompany eliminations (3)	Consolidated
Operating revenues from external parties	$2,406	$582	$380	$61	$(53)	$3,376
Intercompany revenues	118	1	-	-	(119)	-
Total operating revenues	2,524	583	380	61	(172)	3,376
Operating expenses
Cost of goods sold	1,517	399	10	47	(171)	1,802
Operation and maintenance	370	71	49	13	(3)	500
Depreciation and amortization	160	11	1	9	7	188
Taxes other than income taxes	122	2	1	3	2	130
Total operating expenses	2,169	483	61	72	(165)	2,620
Operating income (loss)	355	100	319	(11)	(7)	756
Other income (expense)	4	-	(3)	1	3	5
EBIT	$359	$100	$316	$(10)	$(4)	$761
Identifiable and total assets (2)	$11,624	$683	$1,207	$699	$(168)	$14,045
Capital expenditures	$308	$6	$1	$5	$12	$332

Glossary

Six months ended June 30, 2013

In millions	Distribution operations	Retail operations	Wholesale services (1)	Midstream operations	Other and intercompany eliminations (3)	Consolidated
Operating revenues from external parties	$1,879	$467	$60	$39	$(7)	$2,438
Intercompany revenues	98	-	-	-	(98)	-
Total operating revenues	1,977	467	60	39	(105)	2,438
Operating expenses
Cost of goods sold	1,031	310	20	16	(104)	1,273
Operation and maintenance	344	63	23	12	(5)	437
Depreciation and amortization	180	10	1	8	7	206
Taxes other than income taxes	102	2	1	3	4	112
Total operating expenses	1,657	385	45	39	(98)	2,028
Gain on disposition of assets	-	-	11	-	-	11
Operating income (loss)	320	82	26	-	(7)	421
Other income	7	-	-	2	3	12
EBIT	$327	$82	$26	$2	$(4)	$433
Identifiable and total assets (2)	$11,166	$641	$1,008	$715	$(24)	$13,506
Capital expenditures	$295	$4	$-	$8	$8	$315
(1)	Wholesale services records its energy marketing and risk management revenues on a net basis. A reconciliation of our operating revenues and our intercompany revenues is shown in the following table.

In millions	Third party gross revenues	Intercompany revenues	Total gross revenues	Less gross gas costs	Operating revenues
Three months ended June 30, 2014	$2,379	$160	$2,539	$2,492	$47
Three months ended June 30, 2013	1,982	103	2,085	2,064	21
Six months ended June 30, 2014	6,430	458	6,888	6,508	380
Six months ended June 30, 2013	4,076	243	4,319	4,259	60
(2)	Identifiable assets are those used in each segment’s operations and exclude assets held for sale.
(3)
The assets of our other segment consist primarily of cash and cash equivalents and PP&E, and reflect the effect of intercompany eliminations. Our other segment now also includes our investment in Triton, which was part of our cargo shipping segment and has been classified as discontinued operations. For more information see Note 12.

Note 12 - Discontinued Operations

On April 4, 2014, we entered into a definitive agreement to sell Tropical Shipping and expect to close the transaction during the third quarter of 2014. After-tax cash proceeds and distributions from the transaction are expected to be approximately $220 million, subject to certain defined post-closing adjustments. Accordingly, we determined that the cumulative foreign earnings of Tropical Shipping would no longer be indefinitely reinvested offshore, and recognized income tax expense of $31 million in the first quarter of 2014 related to the cumulative foreign earnings for which no tax liabilities had previously been recorded. As of June 30, 2014, we had $55 million of deferred income tax liabilities on our unaudited Condensed Consolidated Statements of Financial Position related to the cumulative earnings of our foreign subsidiaries that have not been repatriated.

During the first quarter of 2014, based upon the negotiated sales price, we recorded a goodwill impairment charge of $19 million, for which there is no income tax benefit. Additionally, we suspended depreciation and amortization of the Tropical Shipping assets for which we recognized a $4 million pre-tax loss in the second quarter of 2014. Completion of the transaction is conditioned upon certain factors, including approval by the Florida Office of Insurance Regulation. The assets and liabilities of Tropical Shipping classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position are as follows:

Glossary

	June 30,	December 31,	June 30,
In millions	2014	2013	2013
Current assets
Cash and cash equivalents	$15	$24	$31
Short-term investments	3	1	1
Receivables	35	36	34
Inventories	9	9	8
Other	2	1	1
Total current assets	64	71	75
Long-term assets and other deferred debits
Property, plant and equipment, net	127	124	125
Goodwill	42	61	61
Intangible assets	19	19	20
Other	5	8	8
Total long-term assets and other deferred debits	193	212	214
Total assets held for sale	$257	$283	$289
Current liabilities
Other accounts payable - trade	$9	$11	$8
Accrued expenses	7	7	6
Other	23	22	24
Total liabilities held for sale	$39	$40	$38

The financial results of these businesses are reflected as discontinued operations, and all prior periods presented have been recast to reflect the discontinued operations. The components of discontinued operations recorded on the unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Operating revenues	$92	$88	$181	$175
Operating expenses
Cost of goods sold	57	54	111	107
Operation and maintenance	27	29	55	55
Depreciation and amortization (1)	-	6	5	10
Taxes other than income taxes	3	-	4	3
Loss on sale and goodwill impairment (2)	4	-	23	-
Total operating expenses	91	89	198	175
Operating income (loss)	1	(1)	(17)	-
Income (loss) before income taxes	1	(1)	(17)	-
Income tax expense (3)	-	-	(32)	-
Income (loss) from discontinued operations, net of tax	$1	$(1)	$(49)	$-
(1)	We ceased depreciating and amortizing Tropical Shipping’s assets on April 4, 2014 as a result of entering into an agreement to sell this business and the assets were classified as held for sale.
(2)
Relates to the suspension of depreciation and amortization of $4 million and $19 million of goodwill attributable to Tropical Shipping that was impaired as of March 31, 2014 based on the negotiated sales price.

(3)
Expense for the six months ended 2014 includes $31 million that was recorded in the first quarter of 2014 related to the cumulative foreign earnings for which no tax liabilities previously had been recorded.

Note 13 - Subsequent Event

As discussed in Note 3, our ERC assets and liabilities are associated with our distribution operations segment and are generally recoverable through rate mechanisms. Our ERC liabilities are estimates of future remediation costs for investigation and cleanup of our former MGP operating sites that may be contaminated. The corresponding recoverable ERC regulatory assets are recorded for environmental remediation costs until the costs are recovered from our customers. We primarily recover these costs through rate riders that authorize dollar-for-dollar recovery.

In July 2014, we reached a $77 million settlement with an insurance company of environmental claims relating to potential contamination at several of our MGP sites. Under the terms of the settlement, we will receive the $77 million settlement in two installments: $45 million within 30 days of the effective date of the settlement and the remaining $32 million within one year after the effective date of the settlement. The settlement will not affect our recorded ERC liabilities but is expected to reduce our recorded ERC regulatory assets because the vast majority of the settlement amount relates to New Jersey sites for which we receive regulatory recovery of ERC expenditures. We intend to seek approval of the New Jersey BPU to utilize the insurance proceeds related to the New Jersey sites to reduce the ERC expenditures that otherwise would have been recovered from our New Jersey customers in future periods. As such, the settlement, once approved, is expected to reduce our recoverable ERC regulatory asset and have a favorable impact on the rates for our Elizabethtown Gas customers.

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

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation including any changes related to climate change; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, unexpected change in project costs, including the cost of funds to finance these projects and our ability to recover our project costs from our customers; limits on pipeline capacity; the impact of acquisitions and divestitures; our ability to successfully integrate operations that we have or may acquire or develop in the future; direct or indirect effects on our business, financial condition or liquidity resulting from any change in our credit ratings, or any change in the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions, including disruptions in the capital markets and lending environment; general economic conditions; uncertainties about environmental issues and the related impact of such issues, including our environmental remediation plans; conditions to closing the sale of Tropical Shipping; the capacity of our gas storage caverns; the impact of our construction projects and related capital expenditures; the impact of changes in weather, including climate change, on the temperature-sensitive portions of our business; the impact of natural disasters, such as hurricanes, on the supply and price of natural gas; acts of war or terrorism; the outcome of litigation; and other factors discussed elsewhere herein and in our other filings with the SEC. There also may be other factors that we do not anticipate or that we do not recognize as material that are not described in this report that could cause our actual results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required under U.S. federal securities law.

Executive Summary

We are an energy services holding company whose principal business is the distribution of natural gas in seven states - Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee and Maryland - through our seven natural gas distribution utilities. We are also involved in several other businesses that are primarily related and complementary to the distribution of natural gas. Our operating segments consist of the following four operating and reporting segments - distribution operations, retail operations, wholesale services and midstream operations and one non-operating segment - other. These segments are consistent with how management views and operates our business. For additional information on our operating segments, see Note 11 to our unaudited Condensed Consolidated Financial Statements herein and Item 1, “Business” of our 2013 Form 10-K.

In April 2014, we entered into a definitive agreement to sell Tropical Shipping, and we anticipate closing the transaction in the third quarter of 2014. After-tax cash proceeds and distributions from the transaction are expected to be approximately $220 million, subject to certain defined post-closing adjustments. As a result of the sale, we expect to pay income taxes of approximately $60 million. During the first quarter of 2014, we recorded income tax expense of $31 million related to Tropical Shipping’s cumulative foreign earnings for which income taxes had not previously been recorded. We also recorded a goodwill impairment charge of $19 million, for which there is no income tax benefit, during the first quarter of 2014 based upon the negotiated sale price. Upon closing, we expect to record income tax expense of $29 million associated with the taxable gain on the sale. On a combined basis, this is expected to result in a reported income tax and impairment expense of approximately $0.66 per share, of which $0.42 was recorded in the first quarter of 2014 with the remainder to be recorded upon closing.

Glossary

Tropical Shipping operated as part of our cargo shipping segment and beginning in the second quarter of 2014 the financial results were classified as discontinued operations. The cargo shipping segment also included our investment in Triton, which has been reclassified into our other segment. Accordingly, all references to continuing operations exclude the operations of Tropical Shipping.

For the second quarter of 2014, our net income attributable to AGL Resources Inc. was $64 million, an increase of $15 million compared to the same period in 2013. The increase was primarily the result of increased EBIT at distribution operations and retail operations due to increased average customer usage, increased regulatory infrastructure program revenues at Atlanta Gas Light, the acquisition of retail energy customers in June 2013, as well as lower depreciation expense at Nicor Gas. The increase was also favorably impacted by increases in operating margin at wholesale services due to higher commercial activity and net hedge gains. These increases were partially offset by a decrease in margin at midstream operations due to a retained fuel true-up at one of our storage facilities as a result of naturally occurring shrinkage of the caverns and the $11 million pre-tax gain on sale of Compass Energy in the second quarter of 2013 at wholesale services.

Our operating and maintenance expenses in the second quarter of 2014 were slightly higher compared to the same period last year mainly as a result of our June 2013 acquisition at retail operations. For the second quarter of 2014, our income tax expense increased by $8 million compared to the second quarter of 2013. The increase was primarily due to higher consolidated earnings, as previously discussed.

In the first six months of 2014, our net income attributable to AGL Resources Inc. was $354 million, an increase of $151 million compared to the same period in 2013, as we benefited from significantly colder-than-normal weather in most of our businesses as compared to slightly colder-than-normal weather in the first half of 2013. This cold weather contributed an additional $11 million of operating margin for distribution operations compared to the first half of 2013, particularly in Illinois due to the near-record cold. This cold weather also increased the operating margin for retail operations by $12 million, primarily related to Georgia compared to the first half of 2013. Excluding the favorable weather impacts at distribution operations and retail operations, we also achieved growth in our operating margins of $15 million during the first half of 2014 primarily as a result of our 2013 acquisitions at retail operations. Additionally, we experienced natural gas volatility that enabled us to capture value and increase wholesale services’ operating margin by $330 million. These increases were partially offset by decrease in margin at midstream operations due to a retained fuel true-up at one of our storage facilities as a result of naturally occurring shrinkage of the caverns and the $11 million pre-tax gain on sale of Compass Energy in the second quarter of 2013.

In the first half of 2014, our operating expenses were higher compared to the same period last year as a result of an increase in incentive compensation, as we experienced a higher concentration of our annual forecasted earnings in the first half of 2014 as compared to last year. Additionally, our operation and maintenance expense increased at Nicor Gas associated with the significantly colder-than-normal weather, as our employees worked extensive hours to ensure the safe and reliable delivery of natural gas to our customers. Our income tax expense increased by $121 million for the first half of 2014 compared to the first half of 2013, primarily due to higher consolidated earnings.

Several of our business objectives are as follows:

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

Nicor Gas In 2013 Illinois enacted legislation that will allow Nicor Gas to provide more widespread safety and reliability enhancements to its distribution system. The legislation stipulates that rate increases to customer bills as a result of any infrastructure investments shall not exceed an annual average 4.0% of base rate revenues. In April 2014 we filed for a QIP under this legislation that would allow us to implement rates under the program effective in January 2015. Our filing included QIP cost estimates for three years of $171 million in 2015, $173 million in 2016 and $171 million in 2017. The statutory deadline for a decision by the Illinois Commission is August 5, 2014.

In May 2014 the Illinois Commission approved Nicor Gas’ Energy Smart Plan, which outlines energy efficiency program offerings and therm reduction goals with spending of $93 million over a three-year period beginning in June 2014. Nicor Gas’ first energy efficiency program ended in May 2014.

Atlanta Gas Light In accordance with an order issued by the Georgia Commission, when AGL Resources makes a business acquisition that reduces the costs allocated or charged to Atlanta Gas Light for shared services, the net savings to Atlanta Gas Light will be shared equally between the firm customers of Atlanta Gas Light and our shareholders for a 10-year period. In December 2013 we filed a Report of Synergy Savings with the Georgia Commission in connection with the Nicor acquisition. If and when approved, the net savings are expected to result in annual rate reductions to the firm customers of Atlanta Gas Light of $5 million. We expect the Georgia Commission to rule on the report in the second half of 2014.

Glossary

Virginia Natural Gas In April 2014 the Governor of Virginia signed into law legislation that enables the state's natural gas utilities, including Virginia Natural Gas, to acquire long-term supplies of natural gas and make capital investments to facilitate the delivery of low-cost shale and coal-bed methane gas to Virginia homeowners and businesses. Under the terms of the new statute, Virginia Natural Gas could enter into commercial agreements to obtain up to 25% of its annual firm sales demand for natural gas through long-term contracts or investments such as purchases of reserves. Recovery on investments would be based upon the utility's authorized return on rate base, which would flow through the purchased gas adjustment mechanism or similar mechanism, and approval in advance by the Virginia Commission. The new statute also will allow us to build pipelines and other infrastructure that deliver shale and coal-bed methane gas into the state's markets that seek to reduce natural gas supply costs or reduce price volatility for consumers, if approved by the Virginia Commission.

Elizabethtown Gas: In March 2013 the New Jersey BPU issued an order inviting the submission of proposals from utilities in New Jersey for infrastructure upgrades designed to protect utility infrastructure from future major storm events. In September 2013, in response to this request, Elizabethtown Gas filed for a Natural Gas Distribution Utility Reinforcement Effort (ENDURE), a program that will improve our distribution system’s resiliency against coastal storms and floods. Under the proposed plan, Elizabethtown Gas will invest $15 million in infrastructure and related facilities and communication planning over a one-year period beginning January 2014. In July 2014, the New Jersey BPU approved a modified ENDURE plan that allows for Elizabethtown Gas to increase its base rates effective November 1, 2015 for investments made under the program.

•
Retail Operations: Maintain operating margin in Georgia and Illinois while continuing to expand into other profitable retail markets; integrate our warranty businesses and expand our overall market reach through partnership opportunities with our affiliates. With the continued adoption of fixed-price plans, we expect the Georgia retail market to remain highly competitive; however, our operating margins are forecasted to remain stable with modest growth from the acquisitions completed in 2013 and expansion into new markets. The segment’s results in the second quarter of 2014 are 50% higher than last year primarily as a result of the successful integration of the acquisitions completed in 2013.

•
Wholesale Services: Maximize strong storage and transportation positions, including the creation of additional economic value in 2014; effectively perform on existing asset management agreements and expand customer base and maintain cost structure in line with market fundamentals. We anticipate low volatility in certain areas of our portfolio; however, we expect a continuation of volatility in the supply-constrained Northeast corridor in the near-term. We continue to position our business model to secure sufficient supplies of natural gas to meet the needs of our utility customers and to hedge gas prices to effectively manage costs, reduce price volatility and maintain a competitive advantage. We experienced increased natural gas price volatility that enabled us to capture value in wholesale services. As a result, wholesale services’ operating margin for the first half of 2014 was $330 million higher than the same period in 2013. Wholesale services operating margin for the first half of 2014 also includes $31 million related to year-to-date transportation and forward commodity derivative losses associated with July 2014 and forward transportation capacity. This is compared to $18 million of similar transportation derivative losses in the first half of 2013 related to July 2013 and forward transportation capacity.

•
Midstream Operations: Optimize storage portfolio, including contracts that have expired or will expire, pursue LNG transportation and natural gas pipeline opportunities and evaluate alternate uses for our storage facilities. In April 2014 we entered into a collaborative arrangement to construct a lateral pipeline in Georgia that will connect with the Transco pipeline system and entered into an agreement to lease our 50% ownership in this lateral pipeline extension once it is placed in-service.

The sale of Tropical Shipping will allow us to focus on growing our core business of operating regulated utilities and complementary non-regulated businesses. We will also continue to maintain our strong balance sheet and liquidity profile, solid investment grade ratings and our commitment to sustainable annual dividend growth.

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

While natural gas supply increased during the 2013/2014 Heating Season in the U.S., it was not enough to meet the increased demand, resulting in the lowest storage levels in over a decade. Assuming normal weather during the next year, higher natural gas prices may occur as storage levels are restored.

Glossary

Our non-utility businesses principally use physical and financial arrangements to reduce the risks associated with both weather-related seasonal fluctuations in market conditions and changing commodity prices. Additionally, our hedging strategies and physical natural gas supplies in storage enable us to reduce earnings risk exposure due to higher gas costs. These economic hedges may not qualify, or may not be designated, for hedge accounting treatment. As a result, our reported earnings for the wholesale services, retail operations and midstream operations segments reflect changes in the fair values of certain derivatives. Accordingly, a decline in natural gas prices or decreases in transportation spreads generally results in derivative gains and corresponding increases is EBIT, while an increase in natural gas prices or a widening of transportation spreads generally results in derivative losses and corresponding decreases in EBIT. These values may change significantly from period to period and are reflected as gains or losses within our operating revenues or our OCI for those derivative instruments that qualify and are designated as accounting hedges.

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

The operating revenues and EBIT of distribution operations and retail operations are seasonal. During the Heating Season, natural gas usage and operating revenues are generally higher as more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather. Our base operating expenses, excluding cost of gas, revenue taxes, interest expense and certain incentive compensation costs, are incurred relatively evenly over any given year. Thus, our operating results vary significantly from quarter to quarter as a result of seasonality.

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

We believe operating margin is a better indicator than operating revenues of the contribution resulting from customer growth in distribution operations, since the cost of goods sold and revenue tax expenses can vary significantly and are generally billed directly to our customers. We also consider operating margin to be a better indicator in retail operations, wholesale services and midstream operations, since it is a direct measure of earnings generated before overhead costs. You should not consider operating margin an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income attributable to AGL Resources Inc. as determined in accordance with GAAP. In addition, our operating margin may not be comparable to similarly titled measures of other companies.

The following table reconciles operating revenue and operating margin to operating income, and EBIT to income before income taxes and net income, together with other consolidated financial information for the periods presented.

Glossary

	Three months ended June 30,			Six months ended June 30,
In millions, except per share amounts	2014	2013	Change	2014	2013	Change
Operating revenues	$902	$816	$86	$3,376	$2,438	$938
Cost of goods sold	(402)	(353)	(49)	(1,802)	(1,273)	(529)
Revenue tax expense (1)	(25)	(24)	(1)	(92)	(73)	(19)
Operating margin	475	439	36	1,482	1,092	390
Operating expenses	(348)	(351)	3	(818)	(755)	(63)
Revenue tax expense (1)	25	24	1	92	73	19
Gain on disposition of assets	-	11	(11)	-	11	(11)
Operating income	152	123	29	756	421	335
Other income	2	7	(5)	5	12	(7)
EBIT	154	130	24	761	433	328
Interest expenses	(48)	(46)	(2)	(96)	(92)	(4)
Income before income taxes	106	84	22	665	341	324
Income tax expenses	(41)	(33)	(8)	(248)	(127)	(121)
Income from continuing operations	65	51	14	417	214	203
Income (loss) from discontinued operations, net of tax	1	(1)	2	(49)	-	(49)
Net income	66	50	16	368	214	154
Less net income attributable to the noncontrolling interest	2	1	1	14	11	3
Net income attributable to AGL Resources Inc.	$64	$49	$15	$354	$203	$151
Diluted earnings per common share information
Continuing operations	$0.53	$0.42	$0.11	$3.39	$1.72	$1.67
Discontinued operations (2)	0.01	(0.01)	0.02	(0.42)	-	(0.42)
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.54	$0.41	$0.13	$2.97	$1.72	$1.25
(1)	Adjusted for Nicor Gas’ revenue tax expenses, as they are passed directly through to customers.
(2)
In April 2014 we entered into a definitive agreement to sell Tropical Shipping. We anticipate closing the transaction in the third quarter of 2014. For more information see Note 12 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

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

	Three months ended June 30,			2014 vs. 2013	2014 vs. normal	Six months ended June 30,			2014 vs. 2013	2014 vs. normal
	Normal	2014	2013	(warmer)	(warmer) colder	Normal	2014	2013	colder	colder
Illinois (1) (2)	620	610	715	(15)%	(2)%	3,605	4,366	3,868	13%	21%
Georgia (1)	141	146	178	(18)%	4%	1,583	1,879	1,639	15%	19%
(1)
Normal represents the ten-year average from January 1, 2004 through June 30, 2013, for Illinois at Chicago Midway International Airport, and for Georgia at Atlanta Hartsfield-Jackson International Airport as obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

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

The 2013/2014 Heating Season was one of the coldest on record for Illinois, which positively impacted our operating margin by $17 million in the first half of 2014 compared to normal weather. Georgia also experienced 19% colder-than-normal weather, and 15% colder than last year. This colder weather positively impacted our operating margin in Georgia by $20 million in the first half of 2014 compared to normal weather.

Customers The number of customers at distribution operations and energy customers at retail operations can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Our energy customers at retail operations are primarily located in Georgia and Illinois. Our customer metrics highlight the average number of customers for which we provide services and are provided in the following table.

Glossary

	Three months ended June 30,		2014 vs. 2013	Six months ended June 30,		2014 vs. 2013
	2014	2013	% change	2014	2013	% change
Distribution operations	4,508	4,492	-%	4,520	4,496	1%
Retail operations
Energy customers (1)	631	618	2%	634	616	3%
Service contracts	1,201	1,164	3%	1,199	1,081	11%
Market share in Georgia	31%	32%	(3)%	31%	32%	(3)%
(1)	Increase primarily represents the addition of approximately 33,000 residential and commercial customer relationships acquired in Illinois in June 2013.

Our year-over-year consolidated utility customer growth rate was 1% for the six months ended June 30, 2014. We anticipate overall utility customer growth trends for 2014 to continue improving based on an expectation of improvement in the economy and relatively low natural gas prices.

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

	Three months ended June 30,		2014 vs. 2013	Six months ended June 30,		2014 vs. 2013
	2014	2013	% change	2014	2013	% change
Distribution operations (In Bcf)
Firm	105	107	(2)%	467	416	12%
Interruptible	26	26	-%	54	56	(4)%
Total	131	133	(2)%	521	472	10%
Retail operations (In Bcf)
Georgia firm	5	5	-%	25	23	9%
Illinois	2	1	100%	12	5	140%
Other (including Florida, Maryland, New York and Ohio)	2	1	100%	6	4	50%
Wholesale services
Daily physical sales (Bcf / day)	5.7	5.3	8%	6.5	5.8	12%

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

However, our midstream operations storage business is cyclical and the abundant supply of natural gas in recent years and the resulting lack of market and price volatility have negatively impacted the profitability of our storage facilities. Consistent with our expectations, we had contracts expire on March 31, 2014 that were subscribed at lower prices as compared to prior years. We anticipate these lower natural gas prices to continue throughout 2014 as compared to historical averages. The prices for natural gas storage capacity are expected to increase as supply and demand quantities reach equilibrium as the economy improves, expected exports of LNG occur and/or natural gas demand increases in response to low prices and expanded uses for natural gas. As of the periods presented the overall monthly average firm subscription rates per facility and amount of firm capacity subscription were as follows:

	June 30, 2014		June 30, 2013
	Avg. rates (1)	Firm capacity under subscription (1)	Avg. rates (1)	Firm capacity under subscription (1)
Jefferson Island	$0.108	4.6	$0.122	5.6
Golden Triangle	0.114	5.0	0.240	2.0
Central Valley	0.062	2.5	0.130	3.0
(1)
Rates are per dekatherm. Firm capacity under subscription excludes 7.0 Bcf contracted by Sequent as of June 30, 2014 at an average monthly rate of $0.050 and 3.5 Bcf as of June 30, 2013 at an average monthly rate of $0.091.

Glossary

Segment Information Operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables:

	Three months ended June 30, 2014			Three months ended June 30, 2013
In millions	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)
Distribution operations	$371	$254	$120	$368	$263	$109
Retail operations	58	40	18	50	38	12
Wholesale services	40	14	23	11	11	11
Midstream operations	6	13	(7)	11	12	-
Other (3)	-	2	-	(1)	3	(2)
Consolidated	$475	$323	$154	$439	$327	$130

	Six months ended June 30, 2014			Six months ended June 30, 2013
In millions	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)
Distribution operations	$915	$560	$359	$873	$553	$327
Retail operations	184	84	100	157	75	82
Wholesale services	370	51	316	40	25	26
Midstream operations	14	25	(10)	23	23	2
Other (3)	(1)	6	(4)	(1)	6	(4)
Consolidated	$1,482	$726	$761	$1,092	$682	$433
(1)
Operating margin is a non-GAAP measure. A reconciliation of operating revenue and operating margin to operating income, and EBIT to income before income taxes and net income is contained in “Results of Operations” herein. See Note 11 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein for additional segment information.

(2)	Operating margin and operating expenses are adjusted for revenue tax expenses which are passed directly through to our customers.
(3)
Our other segment includes our investment in Triton, which was formerly part of our cargo shipping segment that is now classified as discontinued operations. For more information see Note 12 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

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

With the exception of Atlanta Gas Light, our second-largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for natural gas consumed. Depreciation expense at distribution operations decreased for the three and six months ended June 30, 2014 by $10 million and $20 million, respectively, primarily due to Nicor Gas’ new composite depreciation rate that became effective August 30, 2013, partially offset by capital investments. Nicor Gas’ lower composite depreciation rate did not impact customer rates. For the three and six months ended June 30, 2014 distribution operations’ EBIT increased by $11 million and $32 million, or 10%, respectively, compared to the same periods during the prior year, as shown in the following table.

Glossary

In millions	Three months ended	Six months ended
EBIT - for June 30, 2013	$109	$327
Operating margin
Increased operating margin mainly driven by significantly colder-than-normal weather, higher customer usage and customer growth compared to prior year	1	25
(Decreased) increased rider revenues primarily as a result of bad debt and energy efficiency program recoveries at Nicor Gas	(2)	9
Increased revenues from regulatory infrastructure replacement programs, primarily at Atlanta Gas Light	4	8
Increase in operating margin	3	42
Operating expenses
Increased payroll and variable compensation costs as a result of merit increases, overtime costs related to colder-than-normal weather, higher earnings and the seasonality of earnings	4	20
Increased outside services and other expenses primarily from costs related to weather	1	4
Decreased depreciation expense primarily due to the impact of Nicor Gas’ new composite depreciation rate	(10)	(20)
(Decreased) increased rider expenses primarily as a result of energy efficiency program expenses at Nicor Gas	(2)	9
Decreased pension and health benefits expenses primarily related to retiree health care costs and change in actuarial gains and losses	(2)	(6)
(Decrease) increase in operating expenses	(9)	7
Decreased AFUDC equity from STRIDE projects at Atlanta Gas Light	(1)	(3)
EBIT - for June 30, 2014	$120	$359

Retail Operations

Our retail operations segment, which consists of SouthStar and Pivotal Home Solutions, is also weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. For the three and six months ended June 30, 2014 retail operations’ EBIT increased by $6 million, or 50%, and $18 million, or 22%, respectively, compared to the same periods during the prior year, as shown in the following table.

In millions	Three months ended	Six months ended
EBIT - for June 30, 2013	$12	$82
Operating margin
Increased margin primarily due to retail acquisitions in 2013	3	15
Increased margin primarily related to average customer usage in Georgia due to colder-than-normal weather and increased demand relative to prior year, net of weather hedges	1	10
Increased margin in Illinois mainly due to weather and hedge gains	4	2
Increase in operating margin	8	27
Operating expenses
Increased variable compensation expense related to higher earnings and increased marketing expenses	1	5
Increased bad debt expenses primarily related to colder-than-normal weather and higher natural gas prices	1	2
Increased expenses primarily due to retail acquisitions in 2013	-	2
Increase in operating expenses	2	9
EBIT - for June 30, 2014	$18	$100

Glossary

Wholesale Services

Our wholesale services segment is involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services and wholesale marketing. Sequent has positioned the business to generate positive economic earnings even under low volatility market conditions. However, when market price volatility increases as we experienced in the first half of 2014, we believe Sequent is well positioned to capture significant value and generate stronger results. EBIT for wholesale services is impacted by volatility in the natural gas market arising from a number of factors, including weather fluctuations and changes in supply or demand for natural gas in different regions of the country. For the three and six months ended June 30, 2014, wholesale services’ EBIT increased by $12 million and $290 million, respectively, compared to the same periods during the prior year, as shown in the following table.

In millions	Three months ended	Six months ended
EBIT - for June 30, 2013	$11	$26
Operating margin
Change in commercial activity associated with the transportation and storage portfolios in the Northeast and Midwest largely driven by price volatility resulting largely from the extreme cold in the first quarter of 2014	24	359
Change in value on storage derivatives as a result of changes in NYMEX natural gas prices	(24)	(15)
Change in value on transportation and forward commodity derivatives from price movements related to natural gas transportation positions	25	(13)
Change in LOCOM adjustment, net of derivative recoveries	4	3
Decreased operating margin due to sale of Compass Energy in May 2013	-	(4)
Increase in operating margin	29	330
Operating expenses
Increased incentive compensation costs at Sequent due to higher operating revenues	2	28
Decreased expenses due to sale of Compass Energy in May 2013	-	(2)
Other - largely higher corporate allocated costs	1	-
Increase in operating expenses	3	26
Decrease in other income, primarily related to the gain on sale of Compass Energy in May 2013	(14)	(14)
EBIT - for June 30, 2014	$23	$316

The following table illustrates the components of wholesale services’ operating margin for the periods presented.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Commercial activity recognized	$30	$6	$403	$48
Gain on storage derivatives	5	29	3	18
Gain (loss) on transportation and forward commodity derivatives	9	(16)	(31)	(18)
Inventory LOCOM adjustment, net of estimated current period recoveries	(4)	(8)	(5)	(8)
Operating margin	$40	$11	$370	$40

Change in commercial activity The commercial activity at wholesale services includes recognized storage and transportation values that were generated in prior periods, which reflect the impact of prior period derivative gains and losses as associated physical transactions occur in the period. Additionally, the commercial activity includes significantly higher operating margin generated and recognized in the second quarter and year to date of 2014. For the first six months of 2014, commercial activity increased significantly due to the following:

•
the recognition of operating margin associated with our transportation and storage portfolios, particularly in the Northeast and Midwest regions, from price volatility generated by significantly colder-than-normal weather in the first quarter of 2014, in part reflecting Sequent’s strategy and focus on providing asset management type services to producers around the major shale producing regions and to gas fired power generators, enabling Sequent to optimize the associated pipeline transportation and storage capacity assets,

•
the recognition of operating margin resulting from the withdrawal of storage inventory at the end of 2013 that was included in the storage withdrawal schedule with a value of $28 million as of December 31, 2013,

•	the recognition of operating margin resulting from mark-to-market accounting derivative losses at the end of 2013

Change in storage and transportation derivatives The first half of 2014 showed a return of significantly higher price volatility benefitting Sequent’s portfolio of pipeline transportation and storage capacity assets throughout the country, primarily in the Gulf Coast, Northeast and Midwest markets. Although we do not expect this high level of price volatility to continue, we see the potential for market fundamentals indicating some level of increased volatility which would continue to benefit Sequent’s portfolio of pipeline transportation capacity should this occur. Gains in our transportation and forward commodity hedge positions in the second quarter of 2014 are the result primarily of the tightening of transportation basis spreads which resulted in hedge gains in the second quarter.

Glossary

The storage derivative gains are primarily due to the change in natural gas prices applicable to the locations of our specific storage assets. Losses in our transportation and forward commodity derivative positions during the first half of 2014 are the result primarily of widening transportation basis spreads. Significantly colder-than-normal weather and higher demand together with natural gas transportation constraints due to growing shale production, impacted forward prices at natural gas receipt and delivery points primarily in the Northeast and the Midwest regions. These losses are temporary and, based on current expectations, will largely be recovered in 2014 through 2016 with the physical flow of natural gas and utilization of the contracted transportation capacity.

Withdrawal schedule and physical transportation transactions The expected natural gas withdrawals from storage and expected recovery of derivative losses associated with Sequent’s transportation portfolio is presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Sequent’s expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt and delivery charges, but are net of the estimated impact of profit sharing under our asset management agreements. The amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points and forward natural gas prices at June 30, 2014. A portion of Sequent’s storage inventory and transportation capacity is economically hedged with futures contracts, which results in realization of substantially fixed net operating revenues, timing notwithstanding. For more information on Sequent’s energy marketing and risk management activities, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk” of our 2013 Form 10-K.

	Storage withdrawal schedule
Dollars in millions	Total storage (in Bcf) (WACOG $4.14)	Expected operating revenues (1)	Physical transportation transactions – expected net operating revenues (2)
2014	18	$7	$4
2015	11	6	25
2016 and thereafter	-	-	2
Total at June 30, 2014	29	$13	$31
Total at December 31, 2013	36	$28	$73
Total at June 30, 2013	50	$14	$18
(1)
Represents expected operating revenues from planned storage withdrawals associated with existing inventory positions and could change as Sequent adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.

(2)
Represents the periods associated with the transportation derivative losses during which the derivatives will be settled and the physical transportation transactions will occur that offset the derivative losses recognized in 2013 and during the first half of 2014.

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

Midstream Operations

Our midstream operations segment’s primary activity is operating non-utility storage and pipeline facilities, including the development and operation of high-deliverability underground natural gas storage assets. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, certain of our storage services are covered under short, medium and long-term contracts at fixed market rates. Based on an engineering study and mechanical integrity tests performed in the first half of 2014, we identified a lower amount of working gas capacity, further resulting in the true-up of retained fuel at one of our storage facilities, negatively impacting EBIT by $2 million and $9 million for the three and six months ended June 30, 2014, respectively. The decrease in working gas capacity is a result of naturally occurring shrinkage of the storage cavern and we are evaluating and developing strategies to recover the decreased working capacity. For the three and six months ended June 30, 2014 midstream operations’ EBIT decreased by $7 million and $12 million, respectively, compared to the same periods during the prior year, as shown in the following table.

Glossary

In millions	Three months ended	Six months ended
EBIT - for June 30, 2013	$-	$2
Operating margin
Decreased margin at one of our storage facilities related to true-up of retained fuel, partially offset on a year-to-date basis by higher interruptible operating margins largely at Golden Triangle in the first quarter of 2014 due to optimizing the facilities during the colder weather in 2014	(3)	(6)
Decreased margin at Jefferson Island, Golden Triangle and Central Valley as a result of lower subscription rates as well as lower revenues from LNG sales	(2)	(3)
Decrease in operating margin	(5)	(9)
Operating expenses
Increased maintenance, outside service costs, depreciation expense and other	1	2
Increase in operating expenses	1	2
Decrease in other income from equity investment in Horizon Pipeline	(1)	(1)
EBIT - for June 30, 2014	$(7)	$(10)

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

Upon closing our sale of Tropical Shipping, which we anticipate to occur during the third quarter of 2014, we expect to receive after-tax cash proceeds and distributions of approximately $220 million, subject to certain defined post-closing adjustments. These proceeds and distributions combined with our cash flow from operating activities, provide us flexibility around our long-term financing plans.

Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of debt securities and equity. This strategy includes active management of the percentage of total debt relative to total capitalization, appropriate mix of debt with fixed to floating interest rates (our variable debt target is 20% to 45% of total debt), as well as the term and interest rate profile of our debt securities. At June 30, 2014, our variable-rate debt was 16% of our total debt, compared to 28% as of December 31, 2013 and 17% as of June 30, 2013. The decrease from December 31, 2013 was primarily due to decreased commercial paper borrowings.

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

Dollars in millions	Utility	Expenditures in 2014	Expenditures since project inception	Miles of pipe installed	Year project began	Scheduled year of completion
STRIDE program
Integrated System Reinforcement Program (i-SRP)	Atlanta Gas Light	$6	$257	n/a	2009	2017
Integrated Customer Growth Program (i-CGP)	Atlanta Gas Light	2	41	n/a	2010	2017
Integrated Vintage Plastic Replacement Program (i-VPR)	Atlanta Gas Light	28	33	85	2013	2017
Enhanced infrastructure program	Elizabethtown Gas	11	127	125	2009	2017
Accelerated infrastructure replacement program (SAVE)	Virginia Natural Gas	13	53	107	2012	2017
Total		$60	$511	317

Short-Term Debt Our short-term debt comprises borrowings under our commercial paper programs and current portion of our senior notes. Our commercial paper borrowings are supported by the $1.3 billion AGL Capital Credit Facility and $700 million Nicor Gas Credit Facility. The Nicor Gas Credit Facility can only be used for the working capital needs of Nicor Gas. The following table provides additional information on our short-term debt.

In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Minimum balance outstanding (2)	Largest balance outstanding (2)
Commercial paper - AGL Capital	$236	$433	$-	$1,006
Commercial paper - Nicor Gas	212	193	58	344
Senior notes (3)	200	185	-	200
Total short-term debt and current portion of long-term debt	$648	$811	$58	$1,550
(1)	As of June 30, 2014.
(2)
For the six months ended June 30, 2014. The minimum and largest balances outstanding for each debt instrument occurred at different times during the period. Consequently, the total balances are not indicative of actual borrowings on any one day during the period.

(3)	These senior notes mature in January 2015.

The largest, minimum and daily average balances borrowed under our commercial paper programs are important when assessing the intra-period fluctuations of our short-term borrowings and potential liquidity risk. The fluctuations are due to our seasonal cash requirements to fund working capital needs, in particular the purchase of natural gas inventory, margin calls and collateral.

Increasing natural gas commodity prices can have a significant impact on our commercial paper borrowings. Based on current natural gas prices and our expected injection plan, a $1 NYMEX price increase could result in an approximately $140 million change of working capital requirements during the 2014 injection season. This range is sensitive to the timing of storage injections and withdrawals, collateral requirements and our portfolio position. Based upon our total debt outstanding as of June 30, 2014 and our 70% debt to total capitalization financial covenants, we could potentially borrow an additional $1.1 billion of commercial paper under the AGL Capital Credit Facility and an additional $500 million of commercial paper under the Nicor Gas Credit Facility. As a result, based on current natural gas prices and our expected purchases during the remainder of the injection season, we believe that we have sufficient liquidity to cover our working capital needs for the upcoming Heating Season.

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

Glossary

Factors we consider important to assessing our credit ratings include our Consolidated Statements of Financial Position, leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any triggering events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of June 30, 2014 and reflects no change from what was reported in our 2013 Form 10-K.

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

	AGL Resources			Nicor Gas
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2014	2013	2013	2014	2013	2013
Debt-to-capitalization ratio as calculated from our unaudited Condensed Consolidated Statement of Financial Position	52%	58%	55%	51%	54%	43%
Adjustments (1)	(1)	(1)	(1)	1	1	-
Debt-to-capitalization ratio as calculated within our credit facilities	51%	57%	54%	52%	55%	43%
(1)
As defined in credit facilities, includes standby letters of credit, performance/surety bonds and excludes accumulated OCI items related to non-cash pension adjustments, other post-retirement benefits liability adjustments and accounting adjustments for cash flow hedges.

Cash Flows The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Six months ended June 30,
In millions	2014	2013	Variance
Net cash provided by (used in) (1):
Operating activities	$1,175	$1,161	$14
Investing activities	(300)	(413)	113
Financing activities	(843)	(695)	(148)
Net increase in cash and cash equivalents - continuing operations	41	45	(4)
Net (decrease) increase in cash and cash equivalents - discontinued operations	(9)	8	(17)
Cash and cash equivalents (including held for sale) at beginning of period	105	131	(26)
Cash and cash equivalents (including held for sale) at end of period	137	184	(47)
Less cash and cash equivalents held for sale at end of period	15	31	(16)
Cash and cash equivalents (excluding held for sale) at end of period	$122	$153	$(31)
(1)	Includes activity for discontinued operations.

Cash Flow from Operating Activities The $14 million increase in cash from operating activities for the six months ended June 30, 2014 compared to the same period in 2013 primarily was related to increased cash provided by (i) higher earnings year over year largely attributed to significantly colder-than-normal weather in the current year and increased price volatility that enabled us to capture value in wholesale services, (ii) inventories, net of LIFO liquidation, due to increased LIFO liquidation at Nicor Gas and increased withdrawals at our distribution and midstream operations, partially offset by a decrease in withdrawals at Sequent, and (iii) net energy marketing receivables and payables, due to higher cash received in 2014 that related to December 2013. This increase in cash provided by operating activities was largely offset by decreased cash provided by (i) trade payables, other than energy marketing, due to higher accrued volumes in December 2013 compared to December 2012, (ii) deferred natural gas costs, due to an increase in the price paid for natural gas in the first half of 2014 associated with the extremely cold weather, primarily in Illinois, that led to an under-collected position in the current year, and (iii) receivables, other than energy marketing, due to colder weather in 2014, which resulted in higher volumes primarily at distribution operations and retail operations that will be collected in future periods.

Glossary

Cash Flow from Investing Activities The $113 million decrease in cash flow used in investing activities was primarily the result of our $122 million acquisition of approximately 500,000 service plans during the first quarter of 2013. This decrease was partially offset by increased spending for PP&E expenditures of $17 million.

Cash Flow from Financing Activities The increased use of cash for our financing activities for the six months ended June 30, 2014 compared to the same period in 2013 was primarily the result of our issuance of senior notes in May 2013 and recovery of working capital at wholesale services, partially offset by lower commercial paper repayments due to higher working capital needs at distribution operations. For more information on our debt, see Note 7 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

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

Other than the changes in our short-term debt, see Note 7 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein, there were no significant changes to our contractual obligations described in Note 11 to our Consolidated Financial Statements and related notes as filed in Item 8 of our 2013 Form 10-K.

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
• Pension and Other Retirement Plans
• Provisions for Income Taxes

Goodwill During the first quarter of 2014 we conducted an engineering study that indicated a reduction in our estimated working gas capacity for a storage facility from what was projected when our 2013 annual goodwill impairment analysis was performed in the fourth quarter of 2013. Given that the 2013 annual goodwill impairment test indicated that the estimated fair value of the storage and fuels reporting unit exceeded its carrying amount by less than 5%, we considered this reduced forecast of storage capacity as an indicator of potential impairment and, accordingly, conducted an interim goodwill impairment analysis during the first quarter of 2014. See “Goodwill” in Note 2 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein for additional information.

Glossary

Accounting Developments

See “Accounting Developments” in Note 2 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

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

Natural Gas Price Risk

The following tables include the fair values and average values of our consolidated derivative instruments as of the dates indicated. We base the average values on monthly averages for the six months ended June 30, 2014 and 2013.

	Derivative instruments average values at June 30, (1)
In millions	2014	2013
Asset	$166	$107
Liability	131	36
(1) Excludes cash collateral amounts.

	Derivative instruments fair values netted with cash collateral at
In millions	June 30, 2014	December 31, 2013	June 30, 2013
Asset	$114	$119	$130
Liability	62	80	39

The following table illustrates the change in the net fair value of our derivative instruments during the periods presented, and provides details of the net fair value of contracts outstanding as of the dates presented.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Net fair value of derivative instruments outstanding at beginning of period	$(44)	$10	$(82)	$36
Derivative instruments realized or otherwise settled during period	(15)	(15)	43	(46)
Change in net fair value of derivative instruments	29	2	9	7
Net fair value of derivative instruments outstanding at end of period	(30)	(3)	(30)	(3)
Netting of cash collateral	82	94	82	94
Cash collateral and net fair value of derivative instruments outstanding at end of period	$52	$91	$52	$91

The sources of our net fair value at June 30, 2014, are as follows.

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through 2014	$(3)	$17
Mature 2015 - 2016	(25)	(17)
Mature 2017 - 2018	(2)	-
Total derivative instruments (3)	$(30)	$-
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

Glossary

Natural gas markets experienced levels of high volatility and increased prices due to the extended extreme cold weather during the first quarter of 2014, resulting in our VaR to be at elevated levels during the quarter as compared to prior periods. We actively managed and monitored the open positions and exposures that were driving the elevated VaR levels to not only remain in compliance with established policies, but to also mitigate the operational risks of not being able to meet customer needs under these extreme conditions. As conditions moderated at the end of the first quarter, our period-end VaR was consistent with historical periods. We actively monitor open commodity positions and the resulting VaR. We also continue to maintain a relatively matched book, where our total buy volume is close to our sell volume, with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period, we had the following VaRs.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Period end	$3.5	$1.7	$3.5	$1.7
Average	3.0	1.8	4.6	1.8
High	3.7	2.2	19.7	2.6
Low	2.2	1.2	2.2	1.2

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $0.6 billion of variable-rate debt outstanding at June 30, 2014, a 100 basis point change in market interest rates would have resulted in an increase in pre-tax interest expense of $6 million on an annualized basis.

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

We have a concentration of credit risk as measured by our 30-day receivable exposure plus forward exposure. As of June 30, 2014, our top 20 counterparties represented 44% of the total counterparty exposure of $428 million, derived by adding together the top 20 counterparties’ exposures, exclusive of customer deposits, and dividing by the total of our counterparties’ exposures.

Glossary

As of June 30, 2014, our counterparties, or the counterparties’ guarantors, had a weighted average S&P equivalent credit rating of A-, which is consistent with the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody’s and 1 being D or Default by S&P and Moody’s. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. The following table shows our third-party natural gas contracts receivable and payable positions.

	Gross receivables			Gross payables
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
In millions	2014	2013	2013	2014	2013	2013
Netting agreements in place:
Counterparty is investment grade	$439	$496	$206	$248	$265	$107
Counterparty is non-investment grade	2	-	1	9	10	7
Counterparty has no external rating	199	260	396	450	393	514
No netting agreements in place:
Counterparty is investment grade	32	29	5	4	2	-
Counterparty has no external rating	5	1	-	13	1	-
Amount recorded on unaudited Condensed Consolidated Statements of Financial Position	$677	$786	$608	$724	$671	$628

We have certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with some of our counterparties. If such collateral were not posted, our ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements with our counterparties would have totaled $11 million at June 30, 2014, which would not have a material impact on our consolidated results of operations, cash flows or financial condition.

There have been no significant changes to our credit risk related to any of our segments other than wholesale services, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2014, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of our common stock by us or any affiliated purchasers during the second quarter of 2014 and no unregistered sales of equity securities were made during this period.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Filer	The Filings Referenced for Incorporation by Reference
2	Stock Purchase Agreement by and among Aqua Acquisition Corp., Ottawa Acquisition LLC and Birdsall, Inc.	AGL Resources	Filed herewith
12	Statement of Computation of Ratio of Earnings to Fixed Charges	AGL Resources	Filed herewith
31.1	Certification of John W. Somerhalder II	AGL Resources	Filed herewith
31.2	Certification of Andrew W. Evans	AGL Resources	Filed herewith
32.1	Certification of John W. Somerhalder II	AGL Resources	Filed herewith
32.2	Certification of Andrew W. Evans	AGL Resources	Filed herewith
101.INS	XBRL Instance Document	AGL Resources	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	AGL Resources	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	AGL Resources	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase	AGL Resources	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase	AGL Resources	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	AGL Resources	Filed herewith

Glossary

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AGL RESOURCES INC.
                         (Registrant)

Date: July 30, 2014                                                                                /s/ Andrew W. Evans
                         Executive Vice President and Chief Financial Officer