Form 10-K/A
period 2013-12-31
AGL RESOURCES INC
filed 2014-11-07
CIK 1004155

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

The number of shares of AGL Resources Inc.’s common stock outstanding as of January 31, 2014 was 118,901,889

Unless the context requires otherwise, references to “we,” “us,” “our,” the “company” or “AGL Resources” mean consolidated AGL Resources Inc. and its subsidiaries.

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Filing”), to: (i) reissue the Report of Independent Registered Public Accounting Firm to update the firm’s opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2013; (ii) revise management’s conclusions regarding internal control over financial reporting and disclosure controls and procedures as of December 31, 2013; (iii) revise the financial statements to adjust certain amounts in the accounting for revenue recognition related to certain of our regulatory infrastructure programs since 1998 and adjust our amortization of intangible assets for our customer relationships and trade names for the years ended December 31, 2013 and 2012, as well as update other previously-identified immaterial adjustments. Accordingly, we hereby amend and replace in their entirety Items 6, 7, 8, 9A and 15 in the Original Filing.

Additionally, we are recasting certain prior period information in our Annual Report on Form 10-K for the year ended December 31, 2013 to conform with segment reporting changes made in connection with the sale of our Tropical Shipping business, as a result of entering into a definitive agreement to sell this business on April 4, 2014. We concluded that this divestiture qualified for discontinued operations treatment of this business during the second quarter of 2014. Accordingly, the operations and cash flows of this business were removed from our ongoing operations and the assets and liabilities of this business were classified as held for sale, as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

We did not maintain effective controls to appropriately apply the accounting guidance related to the recognition of allowed versus incurred costs. Specifically, the Company did not have controls to address the recognition of allowed versus incurred costs, primarily related to an allowed equity return, applied to the accounting for our regulated infrastructure programs and related disclosures that operated at a level of precision to prevent or detect potential material misstatements to the Company’s consolidated financial statements. This control deficiency resulted in the misstatement of our regulatory assets and operating revenues and related financial disclosures and resulted in the revision of our consolidated financial statements for the years December 31, 2013, 2012 and 2011 and each of the quarters of March 31, 2014 and June 30, 2014. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has concluded that the control deficiency constitutes a material weakness.

As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. In addition, we are filing a new consent of PricewaterhouseCoopers LLP. Accordingly, we hereby amend Item 15 in the Original Filing to reflect the filing of the new certifications and consent.

Except as indicated above, this Amended Filing does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and any documents filed by us with the Securities and Exchange Commission (SEC) subsequent to the Original Filing, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on April 29, 2014, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 30, 2014.

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

PART II

ITEM 6. REVISED SELECTED FINANCIAL DATA

Selected financial data about AGL Resources for the last five years is set forth in the table below. You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.” Material changes from 2011 to 2012 are primarily due to the Nicor merger which closed on December 9, 2011.

	2013(1)	2012 (1)	2011 (1)(2)	2010 (2)(3)	2009 (2)(3)
Dollars and shares in millions, except per share amounts	Revised	Revised	Revised
Income statement data
Operating revenues	$4,209	$3,562	$2,305	$2,373	$2,317
Operating expenses
Cost of goods sold	2,110	1,583	1,085	1,164	1,142
Operation and maintenance (4)	887	816	497	497	497
Depreciation and amortization	397	394	182	160	158
Nicor merger expenses (4)	-	20	57	6	-
Taxes other than income taxes	187	159	57	46	44
Total operating expenses	3,581	2,972	1,878	1,873	1,841
Gain on disposition of assets	11	-	-	-	-
Operating income	639	590	427	500	476
Other income (expense)	16	24	7	(1)	9
EBIT	655	614	434	499	485
Interest expense, net	170	183	134	109	101
Income before income taxes	485	431	300	390	384
Income tax expense	177	157	121	140	135
Income from continuing operations	308	274	179	250	249
Income from discontinued operations, net of tax	5	1	-	-	-
Net income	313	275	179	250	249
Less net income attributable to the noncontrolling interest	18	15	14	16	27
Net income attributable to AGL Resources Inc.	$295	$260	$165	$234	$222
Per common share information
Diluted weighted average common shares outstanding	118.3	117.5	80.9	77.8	77.1
Diluted earnings per common share (5)
Continuing operations	$2.45	$2.20	$2.04	$3.00	$2.88
Discontinued operations	0.04	0.01	-	-	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$2.49	$2.21	$2.04	$3.00	$2.88
Dividends declared per common share	$1.88	$1.74	$1.90	$1.76	$1.72
Dividend payout ratio	76%	79%	93%	58%	60%
Dividend yield (6)	4.0%	4.4%	4.5%	4.9%	4.7%
Price range:
High	$49.31	$42.88	$43.69	$40.08	$37.52
Low	$38.86	$36.59	$34.08	$34.21	$24.02
Close (7)	$47.23	$39.97	$42.26	$35.85	$36.47
Market value (7)	$5,615	$4,711	$4,946	$2,800	$2,826
Statements of Financial Position data (7)
Total assets	$14,550	$14,070	$13,862	$7,481	$7,045
Property, plant and equipment – net	8,643	8,205	7,741	4,396	4,146
Short-term debt	1,171	1,377	1,321	733	602
Long-term debt	3,813	3,553	3,578	1,971	1,974
Total debt	4,984	4,930	4,899	2,704	2,576
Total equity	3,613	3,391	3,305	1,836	1,819
Financial ratios (7)
Debt	58%	59%	60%	60%	59%
Equity	42%	41%	40%	40%	41%
Total	100%	100%	100%	100%	100%
Return on average equity	8.4%	7.8%	6.4%	12.8%	12.7%

(1)	Amounts revised for prior period adjustments. See Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein for additional information.
(2)
Material changes from 2011 to 2012 are primarily due to the Nicor merger on December 9, 2011. Tropical Shipping was acquired in the Nicor merger, therefore, there were no changes as a result of the September 2014 divestiture to 2010 or 2009.

(3)
Income statement data does not reflect adjustments, as discussed in Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein as they were inconsequential to these years. However, we have revised total assets and property, plant and equipment, net.

(4)	Transaction expenses associated with the Nicor merger were excluded from operation and maintenance expenses and presented separately.
(5)	Excludes net income attributable to the noncontrolling interest.
(6)	Dividends declared per common share during the fiscal period divided by market value per common share as of the last day of the fiscal period.
(7)	As of the last day of the fiscal period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are an energy services holding company whose principal business is the distribution of natural gas in seven states - Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee and Maryland - through our seven natural gas distribution utilities. We are also involved in several other businesses that are complementary to the distribution of natural gas. Our operating segments consist of the following four operating and reporting segments – distribution operations, retail operations, wholesale services and midstream operations and one non-operating segment - other. These segments are consistent with how management views and operates our business. Amounts shown in this Item 7, unless otherwise indicated, exclude assets held for sale and discontinued operations. See Note 14 under Item 8 for additional information. The following table provides certain information on our segments.

	EBIT (1)			Assets (1)			Capital Expenditures (1)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Distribution operations	84%	84%	93%	82%	82%	81%	93%	84%	85%
Retail operations	20	18	21	5	4	4	1	1	1
Wholesale services	-	-	1	8	9	9	-	-	-
Midstream operations	(2)	2	2	5	5	5	2	8	8
Other/intercompany eliminations	(2)	(4)	(17)	-	-	1	4	7	6
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
(1)	Amount includes prior period adjustments. See Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein for additional information.

In the third quarter of 2014, we adjusted the accounting treatment for our previously-reported non-cash revenue recognition associated with our regulatory infrastructure programs. The adjustments did not affect previously-reported operating cash flows, nor are they expected to affect capital expenditure plans or dividend payments. The infrastructure replacement programs are expected to generate the same levels of return as previously communicated, as all amounts will be recovered in accordance with allowed recovery mechanisms. The adjustment relates only to the timing of recognition and does not impact rates charged to customers. These adjustments impacted our distribution operations segment. Additionally, we adjusted the amortization of intangible assets for customer relationships and trade names in our retail operations segment to reflect the amortization expense on a basis consistent with the pattern of undiscounted cash flows used to determine their fair values. See Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein for additional information on these adjustments. As indicated in the tables below, these adjustments resulted in the following impact to our previously reported results for distribution operations and retail operations.

		2013			2012			2011
In millions	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)	Operating margin (1) (2)	Operating expenses (2) (3)	EBIT (1)	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)
Distribution operations
As filed	$1,660	$1,093	$582	$1,571	$1,048	$532	$963	$557	$412
Adjustment	(45)	(10)	(36)	(19)	(4)	(15)	(13)	(2)	(11)
Revised	$1,615	$1,083	$546	$1,552	$1,044	$517	$950	$555	$401

Retail operations
As filed	$294	$157	$137	$247	$131	$116	$168	$75	$93
Adjustment	-	5	(5)	-	5	(5)	-	-	-
Revised	$294	$162	$132	$247	$136	$111	$168	$75	$93

(1)	Amount includes prior period adjustments. See Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein for additional information.
(2)
Operating margin is a non-GAAP measure. A reconciliation of operating revenue and operating margin to operating income, and EBIT to income before income taxes and net income is contained in “Results of Operations” herein. See Note 13 to our Consolidated Financial Statements under Part II, Item 8 herein for additional segment information.

(3)	Operating margin and operating expenses are adjusted for revenue tax expenses which are passed directly through to our customers.

On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. We closed the sale of Tropical Shipping in September 2014. The operations of Tropical Shipping have been classified as discontinued operations in our consolidated financial statements, and the business is no longer treated as a separate segment for financial reporting purposes. Accordingly, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to continuing operations exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not a part of the sale and has been reclassified into our other segment. The sale of Tropical Shipping will allow us to focus on growing our core business of operating regulated utilities and complementary non-regulated energy businesses and provide us with flexibility around our long-term financing plans. For additional information on our discontinued operations, see Note 14 to our Consolidated Financial Statements under Part II, Item 8 herein for additional segment information.

In 2013, our net income attributable to AGL Resources Inc. was $295 million, an increase of $35 million compared to 2012 as we benefited from colder-than-normal weather as compared to the historically warm weather in 2012. Excluding weather, we achieved growth in our operating margins during 2013 primarily as a result of contributions from our regulatory infrastructure programs in distribution operations, targeted acquisition growth in retail operations and significant improvement in commercial activity in our wholesale services, as well as the gain on the sale of Compass Energy, offset by mark-to-market accounting hedge losses recorded during the second half of 2013. These losses are temporary and expected to be recovered primarily in 2014.

In 2014, our priorities are consistent with the direction we have taken the Company over the last three years. We will remain focused on efficient operations across all of our businesses, including offsetting inflationary pressures by aggressive cost controls, spreading costs across a broader customer base and sizing our operations to properly reflect market challenges. Several of our specific business objectives are detailed as follows:

•
Distribution Operations: Invest necessary capital to enhance and maintain safety and reliability; remain a low-cost leader within the industry; opportunistically expand the system and capitalize on potential customer conversions. We intend to continue investing in our regulatory infrastructure programs in Georgia, Virginia, New Jersey and Tennessee to minimize regulatory lag and the recovery cycle. During 2014 we intend to submit to the Illinois Commission a regulatory infrastructure program in Illinois, to become effective in January 2015. We continue to effectively manage costs and leverage our shared services model across our businesses to largely overcome inflationary effects.

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

Additionally, we will maintain our strong balance sheet and liquidity profile, solid investment grade ratings and our commitment to sustainable annual dividend growth. For additional information on our operating segments, see Note 13 to our consolidated financial statements under Part II, Item 8 herein and Item 1, “Business” in the Original Filing.

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

In millions	2013	2012	2011 (2)
Residential (1)	$2,422	$2,011	$1,065
Commercial	696	656	467
Transportation	487	474	389
Industrial	180	262	289
Other	424	159	95
Total operating revenues (1)	$4,209	$3,562	$2,305
(1)	Amount includes prior period adjustments. See Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein for additional information.
(2)	Our results of operations for the year ended December 31, 2011 includes 22 days of activity from the subsidiaries acquired from Nicor.

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

We believe operating margin is a better indicator than operating revenues for the contribution resulting from customer growth in our distribution operations segment since the cost of goods sold and revenue tax expenses can vary significantly and are generally billed directly to our customers. We also consider operating margin to be a better indicator in our retail operations, wholesale services and midstream operations segments since it is a direct measure of operating margin before overhead costs. You should not consider operating margin an alternative to, or a more meaningful indicator of, our operating performance than operating income, or net income attributable to AGL Resources Inc. as determined in accordance with GAAP. In addition, operating margin may not be comparable to similarly titled measures of other companies.

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

In millions, except per share amounts	2013 (1)	2012 (1)	2011 (1)
Operating revenues	$4,209	$3,562	$2,305
Cost of goods sold	(2,110)	(1,583)	(1,085)
Revenue tax expense (2)	(110)	(85)	(9)
Operating margin	1,989	1,894	1,211
Operating expenses (3) (4)	(1,471)	(1,369)	(736)
Revenue tax expense (2)	110	85	9
Gain on disposition of assets	11	-	-
Nicor merger expenses (3)	-	(20)	(57)
Operating income	639	590	427
Other income	16	24	7
EBIT	655	614	434
Interest expense, net	(170)	(183)	(134)
Income before income taxes	485	431	300
Income tax expense	(177)	(157)	(121)
Income from continuing operations	308	274	179
Income from discontinued operations, net of tax	5	1	-
Net income	313	275	179
Less net income attributable to the noncontrolling interest	18	15	14
Net income attributable to AGL Resources Inc.	$295	$260	$165
Per common share data
Diluted earnings per common share from continuing operations (5) (6)	$2.45	$2.20	$2.04
Diluted earnings per common share from discontinued operations	0.04	0.01	-
Additional accrual for Nicor Gas PBR issue	-	0.04	-
Transaction costs of Nicor merger (2)	-	0.11	0.80
Diluted earnings per share - as adjusted (5)	$2.49	$2.36	$2.84
(1)	Amount includes prior period adjustments and the sale of Tropical Shipping. See Note 14 and Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein for additional information.
(2)	Adjusted for Nicor Gas’ revenue tax expenses, which are passed directly through to customers.
(3)
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

(4)	Total operating expenses in 2013 were unfavorably impacted by increased incentive compensation accruals of $37 million compared to the prior year. These amounts were above targeted levels in 2013.
(5)	Excludes net income attributable to the noncontrolling interest.
(6)	Gain on disposition of assets increased basic and diluted EPS by $0.04 in 2013.

In 2013 our income from continuing operations increased by $34 million, or 12% compared to 2012.

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
•
In 2013 our interest expense decreased by $13 million compared to 2012. This decrease was the result of overall lower interest rates mostly offset by higher average debt outstanding primarily as a result of issuing $500 million of senior notes in place of variable-rate debt.

•
In 2013 our income tax expense increased by $20 million or 13% compared to 2012 primarily due to higher consolidated earnings, as previously discussed. Our effective tax rate was 37.9% in 2013 and 2012. Our estimated effective tax rate for 2014 is also 37.9%.

In 2012 our net income from continuing operations increased by $95 million, or 53% compared to 2011.

•
The increase was primarily the result of increased operating income at distribution operations and retail operations as a result of the Nicor merger, and increased regulatory infrastructure program revenues at Atlanta Gas Light.

•
This increase was partially offset by the effect of warmer-than-normal weather in our distribution operations and retail operations segments, and significantly lower margins at wholesale services resulting from mark-to-market accounting hedge losses.

•	In 2011 we recorded $57 million ($48 million net of tax) of Nicor merger related expenses.
•
In 2012 our interest expense increased by $49 million or 37% compared to 2011. This increase was the result of higher average debt outstanding primarily as a result of the additional long-term debt issued to fund the Nicor merger and the long-term debt assumed in the transaction.

•
In 2012 our income tax expense increased by $36 million or 30% compared to the same period in 2011 primarily due to higher consolidated earnings. Our effective tax rate was 42.4% in 2011 primarily due to the non-deductible merger transaction expenses in 2011.

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

Weather (Heating Degree Days)					2013 vs.	2012 vs.	2013 vs.	2012 vs.	2011 vs.
	Years ended December 31,				2012	2011	normal	normal	normal
	Normal (1)	2013	2012	2011	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)	colder (warmer)
Year ended December 31,
Illinois (2)	5,729	6,305	4,863	5,892	30%	(17)%	10%	(15)%	3%
Georgia	2,600	2,689	1,934	2,454	39%	(21)%	3%	(26)%	(6)%

Quarter ended December 31,
Illinois (2)	2,039	2,383	1,890	1,810	26%	4%	17%	(7)%	(11)%
Georgia	1,009	1,049	878	852	19%	3%	4%	(13)%	(16)%
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

	Year ended December 31,
Customers and service contracts				2013 vs. 2012 change		2012 vs. 2011 change
(average end-use, in thousands)	2013	2012	2011	#	%	#	%
Distribution operations customers	4,479	4,459	4,454	20	0.4%	5	0.1%
Retail operations
Energy customers (1)	619	623	578	(4)	(1)%	45	8%
Service contracts (2)	1,127	684	710	443	65%	(26)	(4)%
Market share in Georgia	31%	32%	33%		(3)%		(3)%
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

We anticipate overall utility customer growth trends for 2013 to continue in 2014 based on an expectation of continuing improvement in the economy and continuing low natural gas prices. We use a variety of targeted marketing programs to attract new customers and to retain existing customers. These efforts include adding residential customers, multifamily complexes and commercial and industrial customers who use natural gas for purposes other than space heating, as well as evaluating and launching new natural gas related programs, products and services to enhance customer growth, mitigate customer attrition and increase operating revenues. These programs generally emphasize natural gas as the fuel of choice for customers and seek to expand the use of natural gas through a variety of promotional activities. We also target customer conversions to natural gas from other energy sources emphasizing the pricing advantage of natural gas. These programs focus on premises that could be connected to our distribution system at little or no cost to the customer. In cases where conversion cost can be a disincentive, we may employ rebate programs and other assistance to address customer cost issues.

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
Volumes	Year ended December 31,
Distribution operations (In Bcf)	2013	2012	2011	2013 vs. 2012 % change	2012 vs. 2011 % change
Firm	720	606	247	19%	145%
Interruptible	111	107	105	4%	2%
Total	831	713	352	17%	103%
Retail operations (In Bcf)
Georgia firm	38	31	35	23%	(11)%
Illinois	9	8	-	13%	-
Other (1)	8	8	10	-	(20)%
Wholesale services
Daily physical sales (Bcf/day)	5.73	5.54	5.21	3%	6%
	As of December 31,
	2013	2012	2011
Midstream operations
Working natural gas capacity (in Bcf)	31.8	31.8	13.5
% of firm capacity under subscription by third parties (2)	33%	46%	68%
(1)	Includes Florida, Maryland, New York and Ohio.
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

	Operating Margin (1) (2)			Operating Expenses (2) (3)			EBIT (1)
In millions	2013	2012	2011 (4)	2013	2012	2011 (4)	2013 (5)	2012	2011 (4)
Distribution operations(6)	$1,615	$1,552	$950	$1,083	$1,044	$555	$546	$517	$401
Retail operations (6)	294	247	168	162	136	75	132	111	93
Wholesale services	39	50	57	53	54	52	(3)	(3)	5
Midstream operations	41	46	37	46	38	28	(10)	10	9
Other (7)	8	7	4	25	40	79	(10)	(21)	(74)
Intercompany eliminations	(8)	(8)	(5)	(8)	(8)	(5)	-	-	-
Consolidated (6)	$1,989	$1,894	$1,211	$1,361	$1,304	$784	$655	$614	$434
(1)
Operating margin is a non-GAAP measure. A reconciliation of operating revenue and operating margin to operating income and EBIT to earnings before income taxes and net income is contained in “Results of Operations.” See Note 13 to our consolidated financial statements under Part II, Item 8 herein for additional segment information.

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

(6)	Amount includes prior period adjustments. See Note 15 to our consolidated financial statements under Part II, Item 8 herein for additional information.
(7)
Our other segment includes our investment in Triton, which was formerly part of our cargo shipping segment that is now classified as discontinued operations. See Note 14 to our consolidated financial statements under Part II, Item 8 set forth herein.

The EBIT of our distribution operations, retail operations and wholesale services segments are seasonal. During the Heating Season, natural gas usage and operating revenues are generally higher because more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather. Occasionally in the summer, wholesale services operating revenues are impacted due to peak usage by power generators in response to summer energy demands. Seasonality also affects the comparison of certain Consolidated Statements of Financial Position items across quarters, including receivables, unbilled revenue, inventories and short-term debt. However, these items are comparable when reviewing our annual results.

Approximately 67% of these segments’ operating revenues and 70% of these segments’ EBIT for the year ended December 31, 2013 were generated during the first and fourth quarters of 2013. Our base operating expenses, excluding cost of goods sold, interest expense and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, our operating results can vary significantly from quarter to quarter as a result of seasonality.

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

In millions	2013	2012
EBIT - prior year (1)	$517	$401
Operating margin
Increased revenues from regulatory infrastructure programs, primarily at Atlanta Gas Light (1)	4	10
Increased operating margin from Nicor Gas as a result of the Nicor merger in December 2011	-	581
Increased rider revenues primarily as a result of energy efficiency program recoveries at Nicor Gas	19	15
Increased (decreased) operating margin mainly driven by weather, customer usage and customer growth	45	(6)
(Decreased) increased margin from gas storage carrying amounts at Atlanta Gas Light	(5)	2
Increase in operating margin (1)	63	602

Operating expenses
Increased (decreased) incentive compensation costs that reflect year over year performance (1)	37	(7)
Increased rider expenses primarily as a result of energy efficiency programs at Nicor Gas	19	15
Increased depreciation expense as a result of increased PP&E from infrastructure additions and improvements (1)	11	7
Increased (decreased) bad debt expenses as a result of change in natural gas prices and weather	4	(5)
Increased outside services and other expenses mainly as a result of maintenance programs (1)	1	5
Increased expenses for Nicor Gas as a result of the Nicor merger in December 2011	-	461
Decreased depreciation expense at Nicor Gas due to deprecation study approval effective August 30, 2013	(19)	-
Decreased operation and maintenance expense at Nicor Gas related to the 2012 PBR accrual	(8)	-
(Decreased) increased pension and health benefits expenses primarily related to retiree health care costs and change in actuarial gains and losses	(6)	13
Increase in operating expenses (1)	39	489
Increase in other income primarily from AFUDC equity from STRIDE Projects at Atlanta Gas Light	5	3
EBIT - current year (1)	$546	$517
(1)	Amount includes prior period adjustments. See Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein for additional information.

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

In millions	2013	2012
EBIT - prior year (1)	$111	$93

Operating margin
Increased margin as a result of the Nicor merger in December 2011	-	76
Increased (decreased) operating margin primarily related to average customer usage in Georgia due to demand and weather, net of weather hedges	17	(10)
Increased margin primarily due to acquisitions in January and June 2013 and expansions into additional retail energy markets	35	-
(Decrease) increase related to change in gas costs and from retail price spreads, partially offset by changes to customer portfolio	(11)	10
Storage inventory write-down (LOCOM) adjustment	3	1
Other	3	2
Increase in operating margin	47	79

Operating expenses
Increased expenses as a result of the Nicor merger in December 2011	-	64
Increased expenses primarily due to acquisitions in January and June 2013	23	-
Increased (decreased) bad debt expenses related to change in natural gas prices and weather	3	(5)
Other	-	2
Increase in operating expenses (1)	26	61
EBIT - current year (1)	$132	$111
(1)	Amount includes prior period adjustments. See Note 15 to our Consolidated Financial Statements under Part II, Item 8 herein for additional information.

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

In millions	2013	2012
EBIT - prior year	$(3)	$5

Operating margin
Change in commercial activity in 2013 largely driven by the withdrawal of a portion of the storage inventory economically hedged at the end of 2012, weather and increased cash optimization opportunities in the supply-constrained Northeast corridor	86	5
Change in value of storage hedges as a result of changes in NYMEX natural gas prices	(30)	(23)
Change in value of transportation and forward commodity hedges from price movements related to natural gas transportation positions (1)	(70)	(11)
Change in storage inventory LOCOM adjustment, net of estimated recoveries	3	22
Decrease in operating margin	(11)	(7)

Operating expenses
Decreased expenses due to sale of Compass Energy in May 2013	(4)	-
Increased payroll, benefits and incentive compensation costs, offset by lower other costs	3	2
(Decrease) increase in operating expenses	(1)	2
Gain on sale of Compass Energy	11	-
(Decrease) increase in other income	(1)	1
EBIT - current year	$(3)	$(3)
(1)	2011 excluded forward commodity hedge losses associated with counterparty bankruptcy and Marcellus take-away constraint losses.

Change in commercial activity The commercial activity at wholesale services includes recognized storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur in the period. Additionally, the commercial activity includes operating margin generated and recognized in the current period. For 2013, commercial activity increased significantly due to:

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

The following table indicates the components of wholesale services’ operating margin for the periods presented.

In millions	2013	2012	2011
Commercial activity recognized	$129	$43	$38
(Loss) gain on transportation and forward commodity hedges	(73)	(3)	8
(Loss) gain on storage hedges	(16)	14	37
Inventory LOCOM adjustment, net of estimated current period recoveries	(1)	(4)	(26)
Operating margin	$39	$50	$57

For more information on Sequent’s expected operating revenues from its storage inventory and transportation and forward commodity hedges in 2014 and discussion of commercial activity, see Item 1 “Business” under the caption Wholesale Services within our Original Filing.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies and other factors. See Item 1A, “Risk Factors,” within our Original Filing for additional information on items that could impact our liquidity and capital resource requirements.

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

In millions	2013	2012	2011
Net cash provided by (used in) (1):
Operating activities	$971	$1,003	$451
Investing activities	(876)	(786)	(1,339)
Financing activities	(121)	(155)	933
Net (decrease) increase in cash and cash equivalents – continuing operations	(26)	53	31
Net increase in cash and cash equivalents - discontinued operations	-	9	14
Cash and cash equivalents (including held for sale) at beginning of period	131	69	24
Cash and cash equivalents (including held for sale) at end of period	105	131	69
Less cash and cash equivalents held for sale at end of period	24	23	14
Cash and cash equivalents (excluding held for sale) at end of period	$81	$108	$55
(1)	Excludes activity for discontinued operations.

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

Cash Flow from Investing Activities The increase in net cash flow used in investing activities was primarily a result of our $122 million acquisition of customer service contracts during the first quarter of 2013 and our $32 million acquisition of residential and commercial energy customer relationships in Illinois during the second quarter of 2013, both in our retail operations segment. This increase was partially offset by decreased spending for PP&E expenditures of $45 million, a net decrease in short-term investments of $7 million and $12 million from the sale of Compass Energy.

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

•	Natural gas storage - underground natural gas storage facilities at Golden Triangle, Jefferson Island and Central Valley
•	Other - primarily includes information technology and building and leasehold improvements

In millions	2014 (1)	2013	2012	2011 (2)
Distribution business	$503	$421	$371	$159
Regulatory infrastructure programs	163	226	263	192
Natural gas storage	4	6	55	22
Other	99	78	86	54
Total	$769	$731	$775	$427
(1)	Estimated PP&E expenditures.
(2)	Only includes Nicor expenditures subsequent to the merger date of December 9, 2011.

Our PP&E expenditures were $730 million for the year ended December 31, 2013, compared to $775 million for the same period in 2012.The decrease of $45 million, or 6%, was primarily due to decreased spending of $49 million on our natural gas storage projects consisting of $35 million at Central Valley and $14 million at Golden Triangle. Additionally, capital expenditures decreased $35 million for strategic projects and $16 million for utility infrastructure enhancement projects at Elizabethtown Gas. These decreases were partially offset by increased expenditures of $54 million for regulatory infrastructure programs at Atlanta Gas Light and $9 million for accelerated infrastructure replacement program projects at Virginia Natural Gas.

Our PP&E expenditures were $775 million for the year ended December 31, 2012, compared to $427 million for the same period in 2011.The increase of $348 million, or 81%, was primarily due to $188 million of PP&E expenditures at Nicor Gas and $31 million of PP&E expenditures at Central Valley, both of which were acquired through our merger with Nicor in December 2011. Additionally, capital expenditures increased $63 million for pipeline replacement projects, $21 million for i-SRP projects and $10 million for i-CGP projects at Atlanta Gas Light, as well as $16 million for accelerated infrastructure replacement program projects at Virginia Natural Gas.

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

							2019 &
In millions	Total	2014	2015	2016	2017	2018	thereafter
Recorded contractual obligations:

Long-term debt (1)	$3,706	$-	$200	$545	$22	$155	$2,784
Short-term debt	1,171	1,171	-	-	-	-	-
Environmental remediation liabilities (2)	447	70	82	80	48	63	104
Pipeline replacement program costs (2)	5	5	-	-	-	-	-
Total	$5,329	$1,246	$282	$625	$70	$218	$2,888

Unrecorded contractual obligations and commitments (3) (8):

Pipeline charges, storage capacity and gas supply (4)	$2,298	$733	$507	$299	$138	$102	$519
Interest charges (5)	2,899	185	175	161	147	145	2,086
Operating leases (6)	203	28	27	24	21	17	86
Asset management agreements (7)	19	8	5	4	2	-	-
Standby letters of credit, performance/surety bonds (8)	27	27	-	-	-	-	-
Other	5	1	2	2	-	-	-
Total	$5,451	$982	$716	$490	$308	$264	$2,691
(1)	Excludes the $82 million step up to fair value of first mortgage bonds, $16 million unamortized debt premium and $9 million interest rate swaps fair value adjustment.
(2)	Includes charges recoverable through base rates or rate rider mechanisms.
(3)	In accordance with GAAP, these items are not reflected in our Consolidated Statements of Financial Position.
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

Accounting for Rate-Regulated Subsidiaries

We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense in the current period are capitalized as regulatory assets when it is probable that such costs or expenditures will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for estimated expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the regulatory commissions. At December 31, 2013, our regulatory assets were $819 million and regulatory liabilities were $1.7 billion. At December 31, 2012, our regulatory assets were $1.0 billion and regulatory liabilities were $1.6 billion.

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

Discontinuing the application of this method of accounting for regulatory assets and liabilities could significantly increase our operating expenses, as fewer costs would likely be capitalized or deferred on the balance sheet, which could reduce our net income. Assets and liabilities recognized as a result of rate regulation would be written off as extraordinary items in income for the period in which the discontinuation occurred. A write-off of all our regulatory assets and regulatory liabilities at December 31, 2013, would result in 6% and 12% decreases in total assets and total liabilities, respectively. For more information on our regulated assets and liabilities, see Note 3 to our consolidated financial statements under Item 8 herein.

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

The significant assumptions that drive the estimated fair values of our reporting units are projected cash flows, discount rates, growth rates, weighted average cost of capital (WACC) and market multiples. Due to the subjectivity of these assumptions, we cannot provide assurance that future analyses will not result in impairment as a future impairment depends on market and economic factors affecting fair value. Our annual goodwill impairment analysis in the fourth quarter of 2013 indicated that the estimated fair value of all but one of our reporting units with goodwill was in excess of the carrying value by approximately 20% to almost 500%, and none of the reporting units were at risk of failing step one of the impairment test.

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

If there is a significant change in the underlying market prices or pricing assumptions we use in pricing our derivative assets or liabilities, we may experience a significant impact on our financial position, results of operations and cash flows. Our derivative and hedging activities are described in further detail in Note 2 and Note 5 to our consolidated financial statements under Item 8 herein and Item 1, “Business” within our Original Filing.

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

We had a $22 million valuation allowance on $215 million of deferred tax assets ($146 million of long term and $69 million of current) as of December 31, 2013, reflecting the expectation that most of these assets will be realized. Our gross long-term deferred tax liability totaled $1,760 million at December 31, 2013. See Note 12 to our consolidated financial statements under Item 8 herein for additional information on our taxes.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AGL Resources Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AGL Resources Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.  However, management has subsequently determined that a material weakness in internal control over financial reporting related to ineffective controls to appropriately apply the accounting guidance related to the recognition of allowed versus incurred costs regarding the accounting for its regulated infrastructure programs which existed as of that date.  Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to ineffective controls to appropriately apply the accounting guidance related to the recognition of allowed versus incurred costs regarding the accounting for its regulated infrastructure programs.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in the accompanying Management's Report on Internal Control Over Financial Reporting.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia

February 6, 2014, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations described in Note 14, as to which the date is September 2, 2014, and except for the effects of the revision described in Note 15 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 7, 2014

Management’s Report on Internal Control Over Financial Reporting (as restated)

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”) as of December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls to appropriately apply the accounting guidance related to the recognition of allowed versus incurred costs. Specifically, the Company did not have controls to address the recognition of allowed versus incurred costs, primarily related to an allowed equity return, applied to the accounting for our regulated infrastructure programs and related disclosures that operated at a level of precision to prevent or detect potential material misstatements to the Company’s consolidated financial statements. This control deficiency resulted in the misstatement of our regulatory assets and operating revenues and related financial disclosures and resulted in the revision of our consolidated financial statements for the years December 31, 2013, 2012 and 2011 and each of the quarters of March 31, 2014 and June 30, 2014. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has concluded that the control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2013, based on our evaluation under the COSO Framework, our management, including our principal executive officer and principal financial officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2013. Our management has subsequently concluded that the material weakness described above existed as of December 31, 2013. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in the COSO Framework. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 7, 2014

/s/ John W. Somerhalder II	/s/ Andrew W. Evans
John W. Somerhalder II	Andrew W. Evans
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

AGL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - ASSETS
REVISED

	As of December 31,
In millions	2013	2012
Current assets
Cash and cash equivalents	$81	$108
Short-term investments	49	56
Receivables
Energy marketing	786	672
Gas	385	362
Unbilled revenues	268	235
Other	83	60
Less allowance for uncollectible accounts	29	28
Total receivables, net	1,493	1,301
Inventories
Natural gas	637	679
Other	21	20
Total inventories	658	699
Assets held for sale	283	291
Regulatory assets	114	98
Derivative instruments	99	130
Prepaid expenses	63	132
Other	55	21
Total current assets	2,895	2,836
Long-term assets and other deferred debits
Property, plant and equipment	10,938	10,319
Less accumulated depreciation	2,295	2,114
Property, plant and equipment, net	8,643	8,205
Goodwill	1,827	1,776
Regulatory assets	705	939
Intangible assets	145	71
Long-term investments	113	128
Pension assets	117	33
Derivative instruments	20	14
Other	85	68
Total long-term assets and other deferred debits	11,655	11,234
Total assets	$14,550	$14,070

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBISIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - LIABILITIES AND EQUITY
REVISED

	As of December 31,
In millions, except share amounts	2013	2012
Current liabilities
Short-term debt	$1,171	$1,377
Energy marketing trade payables	671	611
Other accounts payable - trade	421	325
Regulatory liabilities	183	161
Customer deposits and credit balances	136	143
Accrued taxes	85	51
Derivative instruments	75	33
Accrued environmental remediation liabilities	70	57
Accrued wages and salaries	66	27
Accrued interest	52	53
Liabilities held for sale	40	39
Accrued regulatory infrastructure program costs	5	121
Current portion of long-term debt and capital leases	-	226
Other	143	112
Total current liabilities	3,118	3,336
Long-term liabilities and other deferred credits
Long-term debt	3,813	3,327
Accumulated deferred income taxes	1,628	1,561
Regulatory liabilities	1,518	1,477
Accrued pension and retiree welfare benefits	404	508
Accrued environmental remediation liabilities	377	387
Derivative instruments	5	6
Other	74	77
Total long-term liabilities and other deferred credits	7,819	7,343
Total liabilities and other deferred credits	10,937	10,679
Commitments, guarantees and contingencies (see Note 11)
Equity
Common shareholders’ equity
Common stock, $5 par value; 750,000,000 shares authorized; outstanding: 118,888,876 shares at December 31, 2013 and 117,855,075 shares at December 31, 2012	595	590
Additional paid-in capital	2,054	2,015
Retained earnings	1,063	990
Accumulated other comprehensive loss	(136)	(218)
Treasury shares, at cost: 216,523 shares at December 31, 2013 and 2012	(8)	(8)
Total common shareholders’ equity	3,568	3,369
Noncontrolling interest	45	22
Total equity	3,613	3,391
Total liabilities and equity	$14,550	$14,070

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBISIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
REVISED

	Years ended December 31,
In millions, except per share amounts	2013	2012	2011
Operating revenues (includes revenue taxes of $112 for 2013, $86 for 2012 and $9 for 2011)	$4,209	$3,562	$2,305
Operating expenses
Cost of goods sold	2,110	1,583	1,085
Operation and maintenance	887	816	497
Depreciation and amortization	397	394	182
Nicor merger expenses	-	20	57
Taxes other than income taxes	187	159	57
Total operating expenses	3,581	2,972	1,878
Gain on disposition of assets	11	-	-
Operating income	639	590	427
Other income, net	16	24	7
Interest expenses, net	(170)	(183)	(134)
Total other expense	154	159	127
Income before income taxes	485	431	300
Income tax expenses	177	157	121
Income from continuing operations	308	274	179
Income from discontinued operations, net of tax	5	1	-
Net income	313	275	179
Less net income attributable to the noncontrolling interest	18	15	14
Net income attributable to AGL Resources Inc.	$295	$260	$165
Per common share data
Basic earnings per common share
Continuing operations	$2.46	$2.21	$2.05
Discontinued operations	0.04	0.01	-
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$2.50	$2.22	$2.05
Diluted earnings per common share
Continuing operations	$2.45	$2.20	$2.04
Discontinued operations	0.04	0.01	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$2.49	$2.21	$2.04
Cash dividends declared per common share	$1.88	$1.74	$1.90
Weighted average number of common shares outstanding
Basic	117.9	117.0	80.4
Diluted	118.3	117.5	80.9

See Notes to Consolidated Financial Statements.

AGL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
REVISED

	Years Ended December 31,
In millions	2013	2012	2011
Net income	$313	$275	$179
Other comprehensive income (loss), net of tax
Retirement benefit plans, net of tax
Actuarial gain (loss) arising during the period (net of income tax of $46, $16 and $47)	66	(17)	(71)
Prior service costs arising during the period (net of income tax of $1)	-	1	-
Reclassification of actuarial losses to net benefit cost (net of income tax of $10, $9 and $7)	15	13	9
Reclassification of prior service costs to net benefit cost (net of income tax of $2, $2 and $3)	(3)	(2)	(3)
Retirement benefit plans, net	78	(5)	(65)
Cash flow hedges, net of tax
Net derivative instrument gains (losses) arising during the period (net of income tax of $1 and $2)	1	(2)	(5)
Reclassification of realized derivative losses to net income (net of income tax of $1, $3 and $1)	3	6	3
Cash flow hedges, net	4	4	(2)
Other comprehensive income (loss), net of tax	82	(1)	(67)
Comprehensive income	395	274	112
Less comprehensive income attributable to noncontrolling interest	18	15	14
Comprehensive income attributable to AGL Resources Inc.	$377	$259	$98

See Notes to Consolidated Financial Statements.

 AGL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
REVISED

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
As of December 31, 2010, as filed	78.0	$391	$631	$943	$(150)	$(2)	$23	$1,836
Adjustments (1)	-	-	-	(27)	-	-	-	(27)
As of December 31, 2010, revised	78.0	$391	$631	$916	$(150)	$(2)	$23	$1,809
Net income	-	-	-	165	-	-	14	179
Other comprehensive loss	-	-	-	-	(67)	-	-	(67)
Dividends on common stock ($1.90 per share)	-	-	-	(148)	-	-	-	(148)
Distributions to noncontrolling interests	-	-	-	-	-	-	(16)	(16)
Stock granted, share-based compensation, net of forfeitures	-	-	(11)	-	-	-	-	(11)
Stock issued, dividend reinvestment plan	0.3	1	9	-	-	-	-	10
Stock issued, share-based compensation, net of forfeitures	0.5	3	20	-	-	(3)	-	20
Purchase of treasury shares	-	-	-	-	-	(2)	-	(2)
Issuance of shares for Nicor merger	38.2	191	1,332	-	-	-	-	1,523
Stock-based compensation expense, net of tax	-	-	8	-	-	-	-	8
As of December 31, 2011	117.0	$586	$1,989	$933	$(217)	$(7)	$21	$3,305
Net income	-	-	-	260	-	-	15	275
Other comprehensive loss	-	-	-	-	(1)	-	-	(1)
Dividends on common stock ($1.74 per share)	-	-	-	(203)	-	-	-	(203)
Distributions to noncontrolling interests	-	-	-	-	-	-	(14)	(14)
Stock granted, share-based compensation, net of forfeitures	-	-	(10)	-	-	-	-	(10)
Stock issued, dividend reinvestment plan	0.3	1	9	-	-	-	-	10
Stock issued, share-based compensation, net of forfeitures	0.6	3	19	-	-	(1)	-	21
Stock-based compensation expense, net of tax	-	-	8	-	-	-	-	8
As of December 31, 2012	117.9	$590	$2,015	$990	$(218)	$(8)	$22	$3,391
Net income	-	-	-	295	-	-	18	313
Other comprehensive income	-	-	-	-	82	-	-	82
Dividends on common stock ($1.88 per share)	-	-	-	(222)	-	-	-	(222)
Contribution from noncontrolling interest	-	-	-	-	-	-	22	22
Distributions to noncontrolling interests	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(6)	-	-	-	-	(6)
Stock issued, dividend reinvestment plan	0.3	1	10	-	-	-	-	11
Stock issued, share-based compensation, net of forfeitures	0.7	4	24	-	-	-	-	28
Stock-based compensation expense, net of tax	-	-	11	-	-	-	-	11
As of December 31, 2013	118.9	$595	$2,054	$1,063	$(136)	$(8)	$45	$3,613
(1)	Includes correcting adjustments for the years ended December 31, 1998 through 2010. See Note 15 for additional information.

See Notes to Consolidated Financial Statements.

 AGL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
REVISED

	Years ended December 31,
In millions	2013	2012	2011
Cash flows from operating activities
Net income	$313	$275	$179
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	397	394	182
Change in derivative instrument assets and liabilities	66	72	(17)
Deferred income taxes	(16)	157	213
Gain on disposition of assets	(11)	-	-
Income from discontinued operations, net of tax	(5)	(1)	-
Changes in certain assets and liabilities
Trade payables, other than energy marketing	89	49	(69)
Prepaid taxes	70	37	(88)
Accrued expenses	72	(24)	(77)
Inventories	41	43	157
Accrued natural gas costs	2	37	(3)
Receivables, other than energy marketing	(74)	12	43
Energy marketing receivables and trade payables, net	(54)	(44)	27
Other, net	70	(18)	(94)
Net cash flow provided by (used in) operating activities for discontinued operations	11	14	(2)
Net cash flow provided by operating activities	971	1,003	451
Cash flows from investing activities
Acquisition of Nicor, net of cash acquired	-	-	(928)
Expenditures for property, plant and equipment	(731)	(775)	(427)
Acquisitions of assets	(154)	-	-
Disposition of assets	12	-	-
Other, net	8	(6)	-
Net cash flow (used in) provided by investing activities for discontinued operations	(11)	(5)	16
Net cash flow used in investing activities	(876)	(786)	(1,339)
Cash flows from financing activities
Issuances of senior notes	494	-	1,289
Benefit, dividend reinvestment and stock purchase plan	33	21	19
Contribution from noncontrolling interest	22	-	-
Payment of senior notes	(225)	-	(300)
Dividends paid on common shares	(222)	(203)	(148)
Net (repayments) issuances of commercial paper	(206)	56	91
Distribution to noncontrolling interest	(17)	(14)	(16)
Payment of medium-term notes	-	(15)	-
Proceeds from termination of interest rate swap	-	17	-
Proceeds from term loan facility	-	-	150
Payments of term loan facility	-	-	(150)
Other, net	-	(17)	(2)
Net cash flow (used in) provided by financing activities	(121)	(155)	933
Net (decrease) increase in cash and cash equivalents - continuing operations	(26)	53	31
Net increase in cash and cash equivalents - discontinued operations	-	9	14
Cash and cash equivalents (including held for sale) at beginning of period	131	69	24
Cash and cash equivalents (including held for sale) at end of period	105	131	69
Less cash and cash equivalents held for sale at end of period	24	23	14
Cash and cash equivalents (excluding held for sale) at end of period	$81	$108	$55
Cash paid (received) during the period for
Interest	$175	$174	$116
Income taxes	120	(37)	12
Non cash transactions
Refinancing of gas facility revenue bonds	$200	$-	$-
Merger with Nicor, common stock issued 38.2 million shares	-	-	1,523

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

Revision of Previously-Issued Financial Statements We have revised our financial statements and other affected disclosures for items related to the recognition of revenues for certain of our regulatory infrastructure programs and the amortization of our intangible assets. We evaluated the cumulative impact of these items, together with other previously-identified adjustments for the same periods under the guidance in Accounting Standards Codification 250 Accounting Changes for Error Corrections (ASC 250) relating to SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and concluded that the revisions were not material, individually or in the aggregate, to any previously-issued quarterly or annual financial statements. We also evaluated the impact of revising these items through an adjustment to our financial statements for the quarter ended September 30, 2014 and concluded, based on the guidance within ASC 250 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise our previously-issued financial statements to reflect the impact of these revisions. Our prior-period financial statements have been revised in this Amended Filing. See Note 15 for additional information.

On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. We closed the sale of Tropical Shipping in September 2014. The assets and liabilities of these businesses are classified as held for sale on the Consolidated Statements of Financial Position and the financial results of these businesses are reflected as discontinued operations on the Consolidated Statements of Income. Amounts shown in the following notes, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not part of the sale and has been reclassified into our other segment. See Note 14 for additional information.

On December 9, 2011 we closed our merger with Nicor and created a combined company with increased scale and scope in the distribution, storage and transportation of natural gas. The businesses acquired in the merger are included in our consolidated financial statements for all of 2013 and 2012, and for 22 days of 2011.

Note 2 - Significant Accounting Policies and Methods of Application

Cash and Cash Equivalents

Our cash and cash equivalents primarily consist of cash on deposit, money market accounts and certificates of deposit held by domestic subsidiaries with original maturities of three months or less. As of December 31, 2013 and 2012, $24 million and $23 million, respectively, of cash and short and long-term investments in our Consolidated Statements of Financial Position held by Tropical Shipping are excluded from cash and cash equivalents as a result of the sale of that business and are included in assets held for sale. Prior to closing the sale, cash and short-term investments that were held in off-shore accounts were repatriated. See Note 12 and Note 14 for additional information on our income taxes on the cumulative foreign earnings for which no tax liability had previously been recorded.

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

Property, Plant and Equipment

A summary of our PP&E by classification as of December 31, 2013 and 2012 is provided in the following table.

In millions	2013	2012
Transportation and distribution (1)	$8,371	$7,979
Storage facilities	1,170	1,149
Other	854	820
Construction work in progress	543	371
Total PP&E, gross	10,938	10,319
Less accumulated depreciation (1)	2,295	2,114
Total PP&E, net (1)	$8,643	$8,205
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.

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

Retail Operations, Wholesale Services, Midstream Operations and Other PP&E includes property that is in use and under construction, and we report it at cost. We record a gain or loss within operation and maintenance expense for retired or otherwise disposed-of property. Natural gas in salt-dome storage at Jefferson Island and Golden Triangle that is retained as pad gas is classified as non-depreciable PP&E and is carried at cost. Central Valley has two types of pad gas in its depleted reservoir storage facility. The first is non-depreciable PP&E, which is carried at cost, and the second is non-recoverable, over which we have no contractual ownership.

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

	2013	2012	2011
Atlanta Gas Light	8.10%	8.10%	8.10%
Nicor Gas (1)	0.31%	0.36%	0.18%
Chattanooga Gas	7.41%	7.41%	7.41%
Elizabethtown Gas (1)	0.41%	0.51%	0.53%
AFUDC (in millions) (2)	$18	$8	$6
(1)	Variable rate is determined by FERC method of AFUDC accounting.
(2)	Amount recorded in the Consolidated Statements of Income.

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

Changes in the amount of goodwill for the twelve months ended December 31, 2013 and 2012 are provided below.

In millions	Distribution Operations	Retail Operations	Wholesale Services	Midstream Operations	Other	Consolidated (1)
Goodwill - December 31, 2011	$1,586	$124	$2	$16	$8	$1,736
Adjustments to initial Nicor purchase price allocation and other	54	(2)	(2)	(2)	(8)	40
Goodwill - December 31, 2012	1,640	122	-	14	-	1,776
2013 acquisitions	-	51	-	-	-	51
Goodwill - December 31, 2013	$1,640	$173	$-	$14	$-	$1,827
(1)	Excludes goodwill at Tropical Shipping now classified as held for sale. See Note 14 for additional information.

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

	Weighted average	December 31, 2013 (1)			December 31, 2012 (1)
In millions	amortization period (in years)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships
Retail operations	13	$130	$(25)	$105	$53	$(11)	$42
Trade names
Retail operations	13	45	(5)	40	30	(2)	28
Wholesale services	-	-	-	-	1	-	1
Total		$175	$(30)	$145	$84	$(13)	$71
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.

We amortize these intangible assets in a manner in which the economic benefits are consumed utilizing the undiscounted cash flows which were used in the determination of their fair values. Amortization expense was $18 million in 2013, $13 million in 2012 and $0 in 2011. Amortization expense for the next five years is estimated to be as follows:

In millions	Amortization Expense (1)
2014	$20
2015	18
2016	16
2017	15
2018	13
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.

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

Other income

Our other income is detailed in the following table. For more information on our equity investment income, see Note 10.

In millions	2013	2012	2011
AFUDC - equity	$12	$6	$4
Equity investment income	3	13	1
Other, net	1	5	2
Total other income	$16	$24	$7

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

In millions (except per share amounts)	2013 (1)	2012 (1)	2011 (1)
Income from continuing operations (2)	$290	$259	$165
Income from discontinued operations, net of tax	5	1	-
Net income attributable to AGL Resources Inc.	$295	$260	$165
Denominator:
Basic weighted average number of shares outstanding (3)	117.9	117.0	80.4
Effect of dilutive securities	0.4	0.5	0.5
Diluted weighted average number of shares outstanding (4)	118.3	117.5	80.9

Basic earnings per share
Continuing operations	$2.46	$2.21	$2.05
Discontinued operations	0.04	0.01	-
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$2.50	$2.22	$2.05
Diluted earnings per share (3)
Continuing operations	$2.45	$2.20	$2.04
Discontinued operations	0.04	0.01	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$2.49	$2.21	$2.04
(1) Amounts revised to include prior period adjustments. See Note 15 for additional information.
(2) Excludes net income attributable to the noncontrolling interest.
(3) Daily weighted average shares outstanding.

(4) There were no outstanding stock options excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. for any of the periods presented because their effect would have been anti-dilutive, as the exercise prices were greater than the average market price.

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

On June 30, 2013, our retail operations segment acquired approximately 33,000 residential and commercial energy customer relationships in Illinois for $32 million. These customer relationships have been recorded as an intangible asset and are amortized over 15 years.

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

Sale of Compass Energy

On May 1, 2013 we sold Compass Energy, a non-regulated retail natural gas business supplying commercial and industrial customers, within our wholesale services segment. We received an initial cash payment of $12 million, which resulted in an $11 million pre-tax gain ($5 million net of tax). Under the terms of the purchase and sale agreement, we are eligible to receive contingent cash consideration up to $8 million with a guaranteed minimum receipt of $3 million that was recognized during 2013. The remaining $5 million of contingent cash consideration will be determined and would be received from the buyer annually over a five-year earn out period based upon the financial performance of Compass Energy. We have a five year agreement to supply natural gas to our former customers. Accordingly, as a result of our continued involvement, the sale of Compass Energy did not meet the criteria for treatment as a discontinued operation.

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

In millions	2013 (1)	2012 (1)
Regulatory assets
Recoverable ERC	$45	$38
Recoverable pension and retiree welfare benefit costs	9	19
Other	60	41
Total regulatory assets - current	114	98
Recoverable ERC	433	438
Recoverable pension and retiree welfare benefit costs	99	196
Recoverable regulatory infrastructure program costs	55	162
Long-term debt fair value adjustment	82	90
Other	36	53
Total regulatory assets - long-term	705	939
Total regulatory assets	$819	$1,037
Regulatory liabilities
Accrued natural gas costs	$92	$93
Bad debt over collection	41	37
Accumulated removal costs	27	16
Other	23	15
Total regulatory liabilities - current	183	161
Accumulated removal costs	1,445	1,393
Regulatory income tax liability	27	27
Unamortized investment tax credit	26	29
Bad debt over collection	17	17
Other	3	11
Total regulatory liabilities - long-term	1,518	1,477
Total regulatory liabilities	$1,701	$1,638
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.

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

Unrecognized Ratemaking Amounts We have authorized unrecognized ratemaking amounts that are not reflected within our Consolidated Statements of Financial Position as indicated in the following table. These amounts are primarily composed of an allowed equity rate of return on assets associated with certain of our regulatory infrastructure programs. These amounts will be recognized as revenues in our financial statements in the periods they are collected in rates from our customers. For additional information, see Note 15.

In millions
December 31, 2013	$93
December 31, 2012	$64

As of December 31, 2013, this amount includes $80 million related to Atlanta Gas Light, $12 million at Virginia Natural Gas and $1 million at Elizabethtown Gas.

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

Atlanta Gas Light Our STRIDE program is comprised of the pipeline replacement program, the Integrated System Reinforcement Program (i-SRP), the Integrated Customer Growth Program (i-CGP), and a new component, the Integrated Vintage Plastic Replacement Program (i-VPR). In 1998, the pipeline replacement program was ordered by the Georgia Commission (through a joint stipulation and a subsequent settlement agreement between Atlanta Gas Light and the Georgia Commission) and required Atlanta Gas Light to replace all bare steel and cast iron pipe in its system by December 2013.

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

The orders for the STRIDE programs provide for recovery of all prudent costs incurred in the performance of the program. Atlanta Gas Light will recover from end-use customers, through billings to Marketers, the costs related to the programs net of any cost savings from the programs. All such amounts will be recovered through a combination of straight-fixed-variable rates and a STRIDE revenue rider surcharge. The regulatory asset represents recoverable incurred costs related to the programs that will be collected in future rates charged to customers through the rate riders. The future expected costs to be recovered through rates related to allowed, but not incurred costs, are recognized in an unrecognized ratemaking amount that is not reflected within our Consolidated Statements of Financial Position. This allowed cost consists primarily of the equity return on the capital investment under the program.

Atlanta Gas Light capitalizes and depreciates the capital expenditure costs incurred from the STRIDE programs over the life of the assets. Operation and maintenance costs are expensed as incurred. Recoveries, which are recorded as revenue, are based on a formula that allows Atlanta Gas Light to recover operation and maintenance costs in excess of those included in its current base rates, depreciation expense and an allowed rate of return on capital expenditures. However, Atlanta Gas Light is allowed the recovery of carrying costs on the under-recovered balance resulting from the timing difference.

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

Additionally, in August 2013, we received approval from the New Jersey BPU for an extension of the accelerated infrastructure replacement program that we filed in July 2012. The approval allows for infrastructure investment of $115 million over four years, effective as of September 1, 2013. Carrying charges on the additional capital expenditures will be deferred at a weighted average cost for capital of 6.65%, of which 4.27% will be within an unrecognized ratemaking amount and will be recognized in future periods when recovered through rates. Unlike the previous program, there will be no adjustment to base rates for the investments under the extended program until Elizabethtown Gas files its next rate case. We agreed to file a general rate case by September 2016.

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
Equity securities:
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

Employee Savings Plan Benefits

We sponsor defined contribution retirement benefit plans that allow eligible participants to make contributions to their accounts up to specified limits. Under these plans, our matching contributions to participant accounts were $14 million in 2013, $12 million in 2012 and $7 million in 2011.

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

	2013	2012	2011
Shares purchased on the open market	97,734	103,589	65,843
Average per-share purchase price	$42.96	$38.96	$40.55
Total purchase price discount	$628,358	$591,855	$401,346

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

		December 31, 2013		December 31, 2012
Dollars in millions	Year(s) due	Weighted average interest rate (1)	Outstanding	Weighted average interest rate (1)	Outstanding
Short-term debt
Commercial paper - AGL Capital (2)	2014	0.4%	$857	0.5%	$1,063
Commercial paper- Nicor Gas (2)	2014	0.3	314	0.4	314
Total short-term debt		0.4%	$1,171	0.5%	$1,377
Current portion of long-term debt and capital leases
Current portion of long-term debt	n/a	-	$-	4.6	$225
Current portion of capital leases	n/a	-	-	4.9	1
Total current portion of long-term debt and capital leases		-	$-	4.6%	$226
Long-term debt - excluding current portion
Senior notes	2015-2043	5.0%	$2,825	5.1%	$2,325
First mortgage bonds	2016-2038	5.6	500	5.6	500
Gas facility revenue bonds	2022-2033	1.0	200	1.2	200
Medium-term notes	2017-2027	7.8	181	7.8	181
Total principal long-term debt		4.9%	$3,706	5.0%	$3,206
Fair value adjustment of long-term debt (3)	2016-2038	n/a	91	n/a	103
Unamortized debt premium, net	n/a	n/a	16	n/a	18
Total non-principal long-term debt		n/a	107	n/a	121
Total long-term debt			$3,813		$3,327
Total debt			$4,984		$4,930
(1)	Interest rates are calculated based on the daily weighted average balance outstanding for the 12 months ended December 31, 2013 and 2012.
(2)	As of December 31, 2013, the effective interest rates on our commercial paper borrowings were 0.4% for AGL Capital and 0.3% for Nicor Gas.
(3)	See Note 4 for additional information on our fair value measurements.

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

	December 31, 2013			December 31, 2012
In millions	Consolidated (1)	SouthStar (2)	% (3)	Consolidated (1)	SouthStar (2)	% (3)
Current assets	$2,895	$264	9%	$2,836	$201	7%
Goodwill and other intangible assets	1,972	133	7	1,847	-	-
Long-term assets and other deferred debit	9,683	13	-	9,387	10	-
Total assets	$14,550	$410	3%	$14,070	$211	1%
Current liabilities	$3,118	$95	3%	$3,336	$62	2%
Long-term liabilities and other deferred credits	7,819	-	-	7,343	-	-
Total liabilities	10,937	95	1	10,679	62	1
Equity	3,613	315	9	3,391	149	4
Total liabilities and equity	$14,550	$410	3%	$14,070	$211	1%
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.
(2)	These amounts reflect information for SouthStar and exclude intercompany eliminations and the balances of our wholly owned subsidiary with an 85% ownership interest in SouthStar.
(3)	SouthStar’s percentage of the amount on our Consolidated Statements of Financial Position.

The following table provides additional information about SouthStar’s revenues and expenses for the periods presented, which are consolidated within our Consolidated Statements of Income.

	December 31,
In millions	2013	2012
Operating revenues	$687	$576
Operating expenses
Cost of goods sold	491	411
Operation and maintenance	72	63
Depreciation and amortization	7	2
Taxes other than income taxes	1	2
Total operating expenses	571	478
Operating income	$116	$98

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

							2019 &
In millions	Total	2014	2015	2016	2017	2018	thereafter
Recorded contractual obligations:

Long-term debt (1)	$3,706	$-	$200	$545	$22	$155	$2,784
Short-term debt	1,171	1,171	-	-	-	-	-
Environmental remediation liabilities (2)	447	70	82	80	48	63	104
Pipeline replacement program costs (2)	5	5	-	-	-	-	-
Total	$5,329	$1,246	$282	$625	$70	$218	$2,888

Unrecorded contractual obligations and commitments (3) (8):
Pipeline charges, storage capacity and gas supply (4)	$2,298	$733	$507	$299	$138	$102	$519
Interest charges (5)	2,899	185	175	161	147	145	2,086
Operating leases (6)	203	28	27	24	21	17	86
Asset management agreements (7)	19	8	5	4	2	-	-
Standby letters of credit, performance/surety bonds (8)	27	27	-	-	-	-	-
Other	5	1	2	2	-	-	-
Total	$5,451	$982	$716	$490	$308	$264	$2,691
(1)	Excludes the $82 million step up to fair value of first mortgage bonds, $16 million unamortized debt premium and $9 million interest rate swaps fair value adjustment.
(2)	Includes charges recoverable through base rates or rate rider mechanisms.
(3)	In accordance with GAAP, these items are not reflected in our Consolidated Statements of Financial Position.
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

In millions	2013 (1)	2012 (1)	2011 (1)
Current income taxes
Federal	$164	$8	$(89)
State	35	4	1
Deferred income taxes
Federal	(8)	128	192
State	(11)	20	18
Amortization of investment tax credits	(3)	(3)	(1)
Total	$177	$157	$121
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.

The reconciliations between the statutory federal income tax rate of 35%, the effective rate and the related amount of income tax expense for the years ended December 31, in our Consolidated Statements of Income are presented in the following table.

In millions	2013 (1)	2012 (1)	2011 (1)
Computed tax expense at statutory rate	$165	$151	$105
State income tax, net of federal income tax benefit	20	19	14
Sale of Compass Energy	6	-	-
Tax effect of net income attributable to the noncontrolling interest	(7)	(6)	(6)
Amortization of investment tax credits	(3)	(3)	(1)
Affordable housing credits	(2)	(2)	(1)
Flexible dividend deduction	(2)	(2)	(2)
Change in control payments	-	-	9
Merger transaction costs	-	-	3
Total income tax expense on Consolidated Statements of Income	$177	$157	$121
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.

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

	As of December 31,
In millions	2013 (1)	2012 (1)
Accumulated deferred income tax liabilities
Property - accelerated depreciation and other property-related items	$1,608	$1,528
Undistributed earnings of foreign subsidiaries	26	30
Investments in partnerships	18	26
Acquisition intangibles	11	24
Mark-to-market	-	22
Other	97	106
Total accumulated deferred income tax liabilities	1,760	1,736
Accumulated deferred income tax assets
Unfunded pension and retiree welfare benefit obligation	92	145
Deferred investment tax credits	7	9
Mark-to-market	3	-
Other	44	43
Total accumulated deferred income tax assets	146	197
Valuation allowances (1) (2)	(14)	(22)
Total accumulated deferred income tax assets, net of valuation allowance	132	175
Net non-current accumulated deferred tax liability	$1,628	$1,561
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.
(2)
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

A deferred income tax liability is not recorded on undistributed foreign earnings that are expected to be indefinitely reinvested offshore. We consider, among other factors, actual cash investments offshore as well as projected cash requirements in making this determination. Changes in our investment or repatriation plans or circumstances could result in a different deferred income tax liability. We had $80 million of such cash and short-term investments on our Consolidated Statements of Financial Position as of December 31, 2013 and 2012. See Note 2 and Note 14 for more information about potential income taxes related to undistributed foreign earnings.

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

Note 13 - Segment Information

Our operating segments comprise revenue-generating components of our company for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. We manage our businesses through four operating segments - distribution operations, retail operations, wholesale services, midstream operations and one non-operating segment, other.

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

On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. The assets and liabilities of these businesses are classified as held for sale on the Consolidated Statements of Financial Position, and the financial results of these businesses are reflected as discontinued operations on the Consolidated Statements of Income. Amounts shown in this note, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not part of the sale and has been reclassified into our other segment. See Note 14 for additional information. Our “other” segment includes aggregated subsidiaries that are not significant on a stand-alone basis and that do not fit into one of our other four operating segments.

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

2013
In millions	Distribution operations (1)	Retail operations (1)	Wholesale services	Midstream operations	Other (4)	Intercompany eliminations	Consolidated (1)
Operating revenues from external parties	$3,230	$858	$60	$74	$8	$(21)	$4,209
Intercompany revenues (2)	182	-	-	-	-	(182)	-
Total operating revenues	3,412	858	60	74	8	(203)	4,209
Operating expenses
Cost of goods sold	1,687	564	21	33	-	(195)	2,110
Operation and maintenance	687	132	49	24	3	(8)	887
Depreciation and amortization	339	27	1	17	13	-	397
Taxes other than income taxes	167	3	3	5	9	-	187
Total operating expenses	2,880	726	74	79	25	(203)	3,581
Gain on disposition of assets	-	-	11	-	-	-	11
Operating income (loss)	532	132	(3)	(5)	(17)	-	639
Other income (expense)	14	-	-	(5)	7	-	16
EBIT	$546	$132	$(3)	$(10)	$(10)	$-	$655
Identifiable and total assets (5)	$11,634	$685	$1,163	$713	$10,160	$(10,088)	$14,267
Capital expenditures	$684	$9	$2	$12	$24	$-	$731

2012
In millions	Distribution operations (1)	Retail operations (1)	Wholesale services	Midstream operations	Other (4)	Intercompany eliminations	Consolidated (1)
Operating revenues from external parties	$2,691	$733	$88	$78	$7	$(35)	$3,562
Intercompany revenues (2)	167	2	-	-	-	(169)	-
Total operating revenues	2,858	735	88	78	7	(204)	3,562
Operating expenses
Cost of goods sold	1,221	488	38	32	-	(196)	1,583
Operation and maintenance	642	114	48	19	1	(8)	816
Depreciation and amortization	347	18	2	14	13	-	394
Nicor merger expenses (3)	-	-	-	-	20	-	20
Taxes other than income taxes	140	4	4	5	6	-	159
Total operating expenses	2,350	624	92	70	40	(204)	2,972
Operating income (loss)	508	111	(4)	8	(33)	-	590
Other income	9	-	1	2	12	-	24
EBIT	$517	$111	$(3)	$10	$(21)	$-	$614
Identifiable and total assets (5)	$11,256	$506	$1,218	$720	$9,848	$(9,769)	$13,779
Capital expenditures	$649	$8	$3	$62	$53	$-	$775

2011
In millions	Distribution operations (1)	Retail operations (1)	Wholesale services	Midstream operations	Other (4)	Intercompany eliminations	Consolidated (1)
Operating revenues from external parties	$1,438	$702	$98	$70	$4	$(7)	$2,305
Intercompany revenues (2)	146	-	-	-	-	(146)	-
Total operating revenues	1,584	702	98	70	4	(153)	2,305
Operating expenses
Cost of goods sold	625	534	41	33	-	(148)	1,085
Operation and maintenance	363	71	48	15	5	(5)	497
Depreciation and amortization	157	2	1	10	12	-	182
Nicor merger expenses (3)	-	-	-	-	57	-	57
Taxes other than income taxes	44	2	3	3	5	-	57
Total operating expenses	1,189	609	93	61	79	(153)	1,878
Operating income (loss)	395	93	5	9	(75)	-	427
Other income	6	-	-	-	1	-	7
EBIT	$401	$93	$5	$9	$(74)	$-	$434
Capital expenditures	$365	$2	$1	$35	$24	$-	$427
(1)	Amounts revised to include prior period adjustments. See Note 15 for additional information.
(2)
Wholesale services records its energy marketing and risk management revenues on a net basis and its total operating revenues include intercompany revenues of $417 million in 2013, $350 million in 2012 and $449 million in 2011.

(3)	Transaction expenses associated with the Nicor merger are shown separately to better compare year-over-year results.
(4)	Our other segment now also includes our investment in Triton, which was part of our cargo shipping segment that is classified as discontinued operations. For more information see Note 14.
(5)	Identifiable assets are those used in each segment’s operations and exclude assets held for sale.

Note 14 - Discontinued Operations

On September 1, 2014, we closed on the sale of Tropical Shipping to an unrelated third party. The after-tax cash proceeds and distributions from the transaction were $225 million. We determined that the cumulative foreign earnings of Tropical Shipping would no longer be indefinitely reinvested offshore. Accordingly, we recognized income tax expense of $60 million, of which $31 million was recorded in the first quarter of 2014, and the remaining $29 million was recorded in the third quarter of 2014 related to the cumulative foreign earnings for which no tax liabilities had been previously recorded, resulting in our repatriation of $86 million in cash.

During the first quarter of 2014, based upon the negotiated sales price, we also recorded a goodwill impairment charge of $19 million, for which there is no income tax benefit. Additionally, we recognized a total of $7 million charge in the second and third quarters of 2014 related to the suspension of depreciation and amortization for assets that we were not compensated for by the buyer.

Our financial statements, including footnotes 1, 2, 4, 6, 7, 10, 11, 12 and 13 have been updated to recast our segment information and to give effect to the classification of Tropical Shipping as discontinued operations for all periods presented. The assets and liabilities of Tropical Shipping classified as held for sale on the Consolidated Statements of Financial Position are as follows:

	December 31,
In millions	2013	2012
Current assets
Cash and cash equivalents	$24	$23
Short-term investments	1	2
Receivables	36	34
Inventories	9	9
Other	1	8
Total current assets	71	76
Long-term assets and other deferred debits
Property, plant and equipment, net	124	130
Goodwill	61	61
Intangible assets	19	20
Other	8	4
Total long-term assets and other deferred debits	212	215
Total assets held for sale	$283	$291
Current liabilities
Accrued expenses	$7	$7
Other accounts payable - trade	11	8
Other	22	24
Total current liabilities	40	39
Total liabilities held for sale	$40	$39

The financial results of these businesses are reflected as discontinued operations, and all prior periods presented have been recasted to reflect the discontinued operations. The components of discontinued operations recorded on the Consolidated Statements of Income are as follows:

	December 31,
In millions	2013	2012	2011
Operating revenues	$365	$342	$19
Operating expenses
Cost of goods sold	222	208	12
Operation and maintenance	110	106	6
Depreciation and amortization	19	22	1
Taxes other than income taxes	6	6	-
Total operating expenses	357	342	19
Operating income	8	-	-
Income before income taxes	8	-	-
Income tax expense (benefit)	3	(1)	-
Income from discontinued operations, net of tax	$5	$1	$-

Cash and cash equivalents As of December 31, 2013 and 2012, we had $31 million and $25 million of cash and short and long-term investments, respectively, in our Consolidated Statements of Financial Position held by Tropical Shipping that were included in the sale.

Property, plant and equipment A summary of Tropical Shipping’s PP&E as of December 31, 2013 and 2012 is provided in the following table.

In millions	2013	2012
Shipping vessels and containers	$148	$145
Construction work in progress	4	1
Total PP&E, gross	152	146
Less accumulated depreciation	28	16
Total PP&E, net	$124	$130

Goodwill Changes in the amount of Tropical Shipping’s goodwill for the twelve months ended December 31, 2013 and 2012 are provided below.

In millions
Goodwill - December 31, 2011	$77
Adjustments to initial Nicor purchase price allocation and other	(16)
Goodwill - December 31, 2012	61
Goodwill - December 31, 2013	$61

Intangible Assets A summary of the intangible assets of Tropical Shipping, as of December 31, 2013 and 2012, is provided in the following table.

	Weighted average	December 31, 2013			December 31, 2012
In millions	amortization period (in years)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	18	$6	$-	$6	$6	$-	$6
Trade names	15	15	(2)	13	15	(1)	14
Total		$21	$(2)	$19	$21	$(1)	$20

Amortization expense was $1 million in 2013, $1 million in 2012 and $0 in 2011.

Fair value of money market funds At December 31, 2013 and 2012, the fair value of our money market funds, which were held by Tropical Shipping, were as follows:

In millions	2013	2012
Money market funds (1)	$48	$66
(1)	Carried at fair value and classified as Level 1 within the fair value hierarchy.

Revenues We recognize revenues at the time vessels depart from port. Insurance premiums are recognized when the vessel carrying the insured cargo reaches its port of destination and the insured cargo is released to the consignee. The portion of premiums not earned at the end of the year is recorded as unearned premiums.

Repair and maintenance expense We record expense for repair and maintenance costs as incurred. This includes expenses for planned major maintenance, such as dry docking the vessels.

Employee Savings Plan Benefits Under our defined contribution retirement benefit plans, our matching contributions to participant accounts of Tropical Shipping were $2 million in each of 2013 and 2012. There were no such matching contributions in 2011.

Employee Stock Purchase Plan (ESPP) ESPP information related to the employees of Tropical Shipping follows.

	2013	2012	2011
Shares purchased on the open market	5,609	4,543	-
Average per-share purchase price	$42.96	$38.96	-
Total purchase price discount	$35,928	$26,423	-

Note 15 - Revision to Prior Period Financial Statements

In October 2014, we identified an accounting issue related to our revenue recognition for certain of our regulatory infrastructure programs. Historically, our regulatory accounting models used to record revenues under these programs did not differentiate between allowable costs based on what the regulator has approved compared to an incurred cost that otherwise would be charged to expense under the accounting literature. Specifically, Accounting Standards Codification (ASC) 980 Regulated Operations does not permit capitalizing allowed, but not incurred costs such as shareholder return even if allowed by a respective state regulatory body. Shareholder returns and other allowed, but not incurred costs can generally only be recognized in earnings when they are collected through rates. This change is only applicable to our distribution operations segment and primarily affects our operating revenues, operation and maintenance expense, depreciation and amortization and income tax expense amounts.

The adjustments impacted each year since 1998.The cumulative decrease to January 1, 2011 retained earnings as a result of the adjustment was $26 million. The cumulative decrease through December 31, 2013 results in a decrease of $80 million to long term regulatory assets and $14 million to plant, property, and equipment. This adjustment resulted in a decrease to net income of $18 million, $7 million and $6 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts will be recognized in future periods, when collected through rates from customers.

Additionally, we recorded other adjustments that we identified for prior periods that were included for completeness. The most significant of these include the intangible asset amortization. We have determined that our use of the straight-line method of amortizing our customer relationships and trade names was not applied consistent with the requirements of ASC 350 Intangibles-Goodwill and Other (ASC 350). ASC 350 requires an intangible asset be amortized over its useful life in a manner to reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. We have determined that we should utilize the undiscounted cash flows utilized to determine their fair values, which can be reliably determined, for amortizing these assets. The impact for this adjustment was an increase to depreciation and amortization expense of $5 million in 2013 and 2012 and a decrease to intangible assets, net of $9 million as of December 31, 2013 and $5 million as of December 31, 2012. Other previously identified immaterial uncorrected amounts are reflected in the revised amounts.

We assessed the materiality of these adjustments on our financial statements and concluded they were not material to any prior annual or interim periods; however, in accordance with accounting standards since the cumulative adjustments were material to the current period, we revised our prior period financial statements as described below for these adjustments. The revision had no effect on reported cash flows and would not have changed incentive compensation for these periods. The following table presents the effects of the revisions to our Consolidated Statements of Financial Position as of December 31:

		2013			2012
In millions	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised
Current assets
Regulatory assets	$162	$(48)	$114	$145	$(47)	$98
Other	57	(2)	55	21	-	21
Total current assets	2,945	(50)	2,895	2,883	(47)	2,836
Long-term assets and other deferred debits
Property, plant and equipment, net	8,657	(14)	8,643	8,217	(12)	8,205
Regulatory assets	737	(32)	705	944	(5)	939
Intangible assets	154	(9)	145	76	(5)	71
Other	86	(1)	85	70	(2)	68
Total long-term assets and other deferred debits	11,711	(56)	11,655	11,258	(24)	11,234
Total assets	$14,656	$(106)	$14,550	$14,141	$(71)	$14,070

Current liabilities
Accrued taxes	$85	$-	$85	$53	$(2)	$51
Other	148	(5)	143	112	-	112
Total current liabilities	3,123	(5)	3,118	3,338	(2)	3,336
Long-term liabilities and other deferred credits
Accumulated deferred income taxes	1,667	(39)	1,628	1,588	(27)	1,561
Other	73	1	74	75	2	77
Total long-term liabilities and other deferred credits	7,857	(38)	7,819	7,368	(25)	7,343
Total liabilities and other deferred credits	$10,980	$(43)	$10,937	$10,706	$(27)	$10,679

Equity
Additional paid in capital	$2,054	$-	$2,054	$2,014	$1	$2,015
Retained earnings (2)	1,126	(63)	1,063	1,035	(45)	990
Total equity	3,676	(63)	3,613	3,435	(44)	3,391
Total liabilities and equity	$14,656	$(106)	$14,550	$14,141	$(71)	$14,070
(1)	Reflects the reclassification of the assets and liabilities of Tropical Shipping as held for sale as filed in our Form 8-K on September 3, 2014.
(2)	Reflects cumulative effects of adjustments for all periods. The impacts to each year are reflected in the tables on next page.

The following table presents the effects of the revisions to our Consolidated Statements of Income for the years ended December 31:

	2013			2012			2011
In millions, except per share amounts	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised
Operating revenues	$4,252	$(43)	$4,209	$3,580	$(18)	$3,562	$2,319	$(14)	$2,305
Operating expenses
Cost of goods sold	2,110	-	2,110	1,583	-	1,583	1,085	-	1,085
Operation and maintenance	889	(2)	887	815	1	816	495	2	497
Depreciation and amortization	399	(2)	397	393	1	394	185	(3)	182
Nicor merger expenses	-	-	-	20	-	20	57	-	57
Taxes other than income taxes	187	-	187	159	-	159	57	-	57
Total operating expenses	3,585	(4)	3,581	2,970	2	2,972	1,879	(1)	1,878
Gain on disposition of assets	11	-	11	-	-	-	-	-	-
Operating income	678	(39)	639	610	(20)	590	440	(13)	427
Other income, net	17	(1)	16	24	-	24	7	-	7
Interest expense, net	(181)	11	(170)	(184)	1	(183)	(136)	2	(134)
Total other expense	(164)	10	(154)	(160)	1	(159)	(129)	2	(127)
Income before income taxes	514	(29)	485	450	(19)	431	311	(11)	300
Income tax expense	188	(11)	177	165	(8)	157	125	(4)	121
Income from continuing operations	326	(18)	308	285	(11)	274	186	(7)	179
Income from discontinued operations, net of tax	5	-	5	1	-	1	-	-	-
Net income	331	(18)	313	286	(11)	275	186	(7)	179
Less net income attributable to the noncontrolling interest	18	-	18	15	-	15	14	-	14
Net income attributable to AGL Resources Inc.	$313	$(18)	$295	$271	$(11)	$260	$172	$(7)	$165
Per common share information
Basic earnings per common share (2)
Continuing operations	$2.61	$(0.15)	$2.46	$2.31	$(0.10)	$2.21	$2.14	$(0.09)	$2.05
Discontinued operations	0.04	-	0.04	0.01	-	0.01	-	-	-
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$2.65	$(0.15)	$2.50	$2.32	$(0.10)	$2.22	$2.14	$(0.09)	$2.05
Diluted earnings (loss) per common share (2)
Continuing operations	$2.60	$(0.15)	$2.45	$2.30	$(0.10)	$2.20	$2.12	$(0.08)	$2.04
Discontinued operations	0.04	-	0.04	0.01	-	0.01	-	-	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$2.64	$(0.15)	$2.49	$2.31	$(0.10)	$2.21	$2.12	$(0.08)	$2.04
(1)	Reflects the reclassification of the assets and liabilities of Tropical Shipping as held for sale as filed in our Form 8-K on September 3, 2014.
(2)	Excludes net income attributable to the noncontrolling interest.

The following table presents the effects of the revisions to our Consolidated Statements of Cash Flows for the years ended December 31:
		2013			2012			2011
In millions	As filed	Adjustment	Revised	As filed	Adjustment	Revised	As filed	Adjustment	Revised
Cash flows from operating activities
Net income	$331	$(18)	$313	$286	$(11)	$275	$186	$(7)	$179
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	399	(2)	397	393	1	394	185	(3)	182
Deferred income taxes	(4)	(12)	(16)	164	(7)	157	214	(1)	213
Changes to certain assets and liabilities
Accrued expenses	70	2	72	(23)	(1)	(24)	-	-	-
Other, net	40	30	70	(36)	18	(18)	(105)	11	(94)
Net cash flow provided by operating activities	$971	-	$971	$1,003	-	$1,003	$451	-	$451

Revision to Previously Reported Intangible Assets Disclosures As discussed above, the adjustment of our intangible asset amortization affects our customer relationships and trade names. The revisions to our previously reported intangible assets and accumulated amortization in our Original Filing are presented in the following table.

	December 31, 2013			December 31, 2012
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships
Retail operations as reported	$130	$(15)	$115	$53	$(6)	$47
Adjustments	-	(10)	(10)	-	(5)	(5)
Revised total	$130	$(25)	$105	$53	$(11)	$42
Trade names
Retail operations as reported	$45	$(6)	$39	$30	$(2)	$28
Adjustments	-	1	1	-	-	-
Revised total	$45	$(5)	$40	$30	$(2)	$28

Amortization expense for all of our intangible assets for 2014 through 2018 is estimated to be as follows:

In millions	Reported amount	Adjustment	Adjusted amount
2014	$14	$6	$20
2015	14	4	18
2016	14	2	16
2017	14	1	15
2018	14	(1)	13

Note 16 - Selected Quarterly Financial Data (Unaudited)

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

As discussed in Note 15, we identified an accounting issue related to our revenue recognition for certain of our regulatory infrastructure programs and revised our operating revenues, operation and maintenance expense, depreciation and amortization and income tax expense amounts. Additionally, we recorded other adjustments that we identified for prior periods that were included for completeness. The most significant of these include revising our intangible asset amortization. The following tables presents the effects of the revisions to our quarterly financial data for 2013, 2012 and 2011.

In millions, except per share amounts
	March 31
2013	As filed (1)	Adjustments (2)	Revised
Operating revenues	$1,622	$(10)	$1,612
Operating income	298	(8)	290
EBIT	303	(8)	295
Net income from continuing operations	163	(4)	159
Net income from discontinued operations	1	-	1
Net income attributable to AGL Resources Inc.	154	(4)	150
Basic earnings per common share: (3)
Continuing operations	1.30	(0.03)	1.27
Discontinued operations	0.01	-	0.01
Diluted earnings per common share: (3)
Continuing operations	1.30	(0.04)	1.26
Discontinued operations	0.01	-	0.01

	June 30
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$816	$(11)	$805
Operating income	123	(10)	113
EBIT	130	(11)	119
Net income from continuing operations	51	(6)	45
Net loss from discontinued operations	(1)	-	(1)
Net income attributable to AGL Resources Inc.	49	(6)	43
Basic earnings (loss) per common share: (3)
Continuing operations	0.42	(0.04)	0.38
Discontinued operations	(0.01)	-	(0.01)
Diluted earnings per common share: (3)
Continuing operations	0.42	(0.04)	0.38
Discontinued operations	(0.01)	-	(0.01)

	September 30
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$586	$(12)	$574
Operating income	81	(11)	70
EBIT	88	(11)	77
Net income from continuing operations	27	(3)	24
Net income from discontinued operations	1	-	1
Net income attributable to AGL Resources Inc.	28	(3)	25
Basic earnings per common share: (3)
Continuing operations	0.23	(0.03)	0.20
Discontinued operations	0.01	-	0.01
Diluted earnings per common share: (3)
Continuing operations	0.23	(0.03)	0.20
Discontinued operations	0.01	-	0.01

	December 31
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$1,228	$(10)	$1,218
Operating income	176	(10)	166
EBIT	174	(10)	164
Net income from continuing operations	85	(5)	80
Net income from discontinued operations	4	-	4
Net income attributable to AGL Resources Inc.	82	(5)	77
Basic earnings per common share (3)
Continuing operations	0.66	(0.05)	0.61
Discontinued operations	0.03	-	0.03
Diluted earnings per common share (3)
Continuing operations	0.65	(0.04)	0.61
Discontinued operations	0.03	-	0.03

	March 31
2012	As filed (1)	Adjustments (2)	Revised
Operating revenues	$1,320	$(2)	$1,318
Operating income	263	(2)	261
EBIT	267	(2)	265
Net income from continuing operations	140	(1)	139
Net loss from discontinued operations	(1)	-	(1)
Net income attributable to AGL Resources Inc.	130	(1)	129
Basic earnings (loss) per common share:(3)
Continuing operations	1.13	(0.02)	1.11
Discontinued operations	(0.01)	-	(0.01)
Diluted earnings per common share:(3)
Continuing operations	1.12	(0.01)	1.11
Discontinued operations	(0.01)	-	(0.01)

	June 30
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$606	$(2)	$604
Operating income	95	(5)	90
EBIT	104	(5)	99
Net income from continuing operations	37	(3)	34
Net loss from discontinued operations	(2)	-	(2)
Net income attributable to AGL Resources Inc.	34	(3)	31
Basic earnings (loss) per common share: (3)
Continuing operations	0.30	(0.02)	0.28
Discontinued operations	(0.02)	-	(0.02)
Diluted earnings per common share: (3)
Continuing operations	0.30	(0.02)	0.28
Discontinued operations	(0.02)	-	(0.02)

	September 30
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$531	$(5)	$526
Operating income	56	(4)	52
EBIT	61	(4)	57
Net income from continuing operations	9	(3)	6
Net income from discontinued operations	-	-	-
Net income attributable to AGL Resources Inc.	9	(3)	6
Basic earnings per common share: (3)
Continuing operations	0.08	(0.03)	0.05
Discontinued operations	-	-	-
Diluted earnings per common share: (3)
Continuing operations	0.08	(0.03)	0.05
Discontinued operations	-	-	-

	December 31
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$1,123	$(9)	$1,114
Operating income	196	(9)	187
EBIT	202	(9)	193
Net income from continuing operations	99	(4)	95
Net income from discontinued operations	4	-	4
Net income attributable to AGL Resources Inc.	98	(4)	94
Basic earnings per common share (3)
Continuing operations	0.80	(0.03)	0.77
Discontinued operations	0.03	-	0.03
Diluted earnings per common share (3)
Continuing operations	0.80	(0.04)	0.76
Discontinued operations	0.04	-	0.04

	March 31
2011	As filed (1)	Adjustments (2)	Revised
Operating revenues	$878	$(2)	$876
Operating income	238	(2)	236
EBIT	239	(2)	237
Net income from continuing operations	134	(1)	133
Net income attributable to AGL Resources Inc.	124	(1)	123
Basic earnings per common share:(3)
Continuing operations	1.60	(0.02)	1.58
Diluted earnings per common share:(3)
Continuing operations	1.59	(0.01)	1.58

	June 30
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$375	$(4)	$371
Operating income	60	(2)	58
EBIT	62	(2)	60
Net income from continuing operations	19	(2)	17
Net income attributable to AGL Resources Inc.	18	(2)	16
Basic earnings per common share:(3)
Continuing operations	0.23	(0.02)	0.21
Diluted earnings per common share:(3)
Continuing operations	0.23	(0.02)	0.21

	September 30
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$295	$(4)	$291
Operating income	24	(5)	19
EBIT	25	(5)	20
Net loss from continuing operations	(4)	(2)	(6)
Net loss attributable to AGL Resources Inc.	(3)	(2)	(5)
Basic loss per common share:(3)
Continuing operations	(0.04)	(0.03)	(0.07)
Diluted loss per common share: (3)
Continuing operations	(0.04)	(0.03)	(0.07)

	December 31
	As filed (1)	Adjustments (2)	Revised
Operating revenues	$771	$(4)	$767
Operating income	118	(4)	114
EBIT	121	(4)	117
Net income from continuing operations	37	(2)	35
Net income attributable to AGL Resources Inc.	33	(2)	31
Basic earnings per common share (3)
Continuing operations	0.37	(0.02)	0.35
Diluted earnings per common share (3)
Continuing operations	0.37	(0.02)	0.35
(1)	Amounts recast to reflect discontinued operations. See Note 14 for additional information.
(2)	Amounts revised for prior period adjustments. See Note 15 for additional information.
(3)	Excludes net income attributable to the noncontrolling interest.

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, at the time our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on February 6, 2014, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness in our internal control over financial reporting described in our Management’s Report on Internal Control Over Financial Reporting (as restated) included in Item 8 herein.

Management’s Annual Report on Internal Control over Financial Reporting (as restated)

For “Management’s Annual Report on Internal Control over Financial Reporting” see Item 8 of this Report (which information is incorporated herein by reference).

Remediation Plan

We are committed to remediating the material weakness by implementing changes to our internal control over financial reporting. We have already implemented additional procedures to address the underlying causes of the material weakness prior to filing this annual report on Form 10-K/A, and will continue to implement changes and improvements in the internal control over financial reporting to remediate the control deficiency that caused the material weakness. The following actions have been, are being or are planned to be implemented:

•
Reviewed all existing regulatory programs to ensure the proper evaluation of deferral components and proper treatment of allowed versus incurred costs pursuant to the accounting guidance. This review was completed prior to the issuance of revised consolidated financial statements.

•
Complete training for all appropriate personnel regarding the applicable accounting guidance and requirements through meetings concurrent with the process to evaluate all infrastructure and other regulated programs.

•
Create a process and design controls to capture and calculate allowed versus incurred costs and to record appropriate amounts in the consolidated financial statements. The Company will identify appropriate processes, reviews and other controls to ensure accurate amounts are appropriately reflected in the Company’s consolidated financial statements.

•	The Company is also considering other improvements and enhancements, including a review of organization structure, reporting relationships and adequacy of staffing levels, among others.

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the actions described above will remediate the material weakness in our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts with our future assessments of the effectiveness of internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of This Report.

(1) Financial Statements Included in Item 8 are the following:

•	Report of Independent Registered Public Accounting Firm
•	Management’s Report on Internal Control Over Financial Reporting
•	Consolidated Statements of Financial Position as of December 31, 2013 and 2012
•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
•	Notes to Consolidated Financial Statements

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

Exhibits

Exhibit Number	Description of Exhibit	Filer	The Filings Referenced for Incorporation by Reference
2.1	Agreement and Plan of Merger, as amended, dated December 6, 2010	AGL Resources	December 7, 2010, Form 8-K, Exhibit 2.1
2.2	Waiver entered into as of February 4, 2011	AGL Resources	February 9, 2011, Form 8-K, Exhibit 2.1
3.1	Amended and Restated Articles of Incorporation filed December 9, 2011	AGL Resources	December 13, 2011, Form 8-K, Exhibit 3.1
3.2	Bylaws, as amended on July 31, 2012	AGL Resources	August 6, 2012, Form 8-K, Exhibit 3.1
4.1	Specimen form of Common Stock certificate	AGL Resources	September 30, 2007, Form 10-Q, Exhibit 4.1
4.2.a	Form of AGL Capital Corporation 6.00% Senior Notes due 2034	AGL Resources	September 27, 2004, Form 8-K, Exhibit 4.1
4.2.b	Form of Guarantee of AGL Resources Inc. dated September 27, 2004	AGL Resources	September 27, 2004, Form 8-K, Exhibit 4.3
4.3.a	AGL Capital Corporation 4.95% Senior Notes due 2015	AGL Resources	December 21, 2004, Form 8-K, Exhibit 4.1
4.3.b	Guarantee of AGL Resources Inc. dated December 20, 2004	AGL Resources	December 21, 2004, Form 8-K, Exhibit 4.3
4.4.a	AGL Capital Corporation 6.375% Senior Notes due 2016	AGL Resources	December 14, 2007, Form 8-K, Exhibit 4.1
4.4.b	Guarantee of AGL Resources Inc. dated December 14, 2007	AGL Resources	December 14, 2007, Form 8-K, Exhibit 4.2
4.5.a	AGL Capital Corporation 5.25% Senior Notes due 2019	AGL Resources	August 10, 2009, Form 8-K, Exhibit 4.1
4.5.b	Guarantee of AGL Resources Inc. dated August 10, 2009	AGL Resources	August 10, 2009, Form 8-K, Exhibit 4.2
4.6.a	AGL Capital Corporation 5.875% Senior Notes due 2041	AGL Resources	March 21, 2011, Form 8-K, Exhibit 4.1
4.6.b	Guarantee of AGL Resources Inc. dated March 21, 2011	AGL Resources	March 21, 2011, Form 8-K, Exhibit 4.2
4.7.a	Form of AGL Capital Corporation 3.50% Senior Notes due 2021	AGL Resources	September 20, 2011, Form 8-K, Exhibit 4.1
4.7.b	Form of Guarantee of AGL Resources Inc. dated September 2011	AGL Resources	September 20, 2011, Form 8-K, Exhibit 4.2
4.8.a	Form of AGL Capital Corporation Series A Senior Notes due 2016	AGL Resources	September 7, 2011, Form 8-K, Exhibit 4.1
4.8.b	Form of AGL Capital Corporation Series B Senior Notes due 2018	AGL Resources	September 7, 2011, Form 8-K, Exhibit 4.2
4.9.a	AGL Capital Corporation 4.40% Senior Notes due 2043	AGL Resources	May 16, 2013, Form 8-K, Exhibit 4.2
4.9.b	AGL Resources Inc. Guarantee related to the 4.40% Senior Notes due 2043	AGL Resources	May 16, 2013, Form 8-K, Exhibit 4.2
4.10.a	Indenture dated December 1, 1989	Atlanta Gas Light	File No. 33-32274, Form S-3, Exhibit 4(a)
4.10.b	First Supplemental Indenture dated March 16, 1992	Atlanta Gas Light	File No. 33-46419, Form S-3, Exhibit 4(a)
4.11	Indenture dated February 20, 2001	AGL Resources	September 17, 2001, File No. 333-69500, Form S-3, Exhibit 4.2
4.12.a	Indenture dated January 1, 1954	Nicor Gas	December 31, 1995, Form 10-K, Exhibit 4.01
4.12.b	Indenture dated February 9, 1954	Nicor Gas	December 31, 1995, Form 10-K, Exhibit 4.02
4.12.c	Supplemental Indenture dated February 15, 1998	Nicor Gas	December 31, 1997, Form 10-K, Exhibit 4.19
4.12.d	Supplemental Indenture dated May 15, 2001	Nicor Gas	July 20, 2001, File No. 333-65486, Form S-3, Exhibit 4.18
4.12.e	Supplemental Indenture dated December 1, 2003	Nicor Gas	December 31, 2003, Form 10-K, Exhibit 4.09
4.12.f	Supplemental Indenture dated December 1, 2003	Nicor Gas	December 31, 2003, Form 10-K, Exhibit 4.10
4.12.g	Supplemental Indenture dated December 1, 2003	Nicor Gas	December 31, 2003, Form 10-K, Exhibit 4.11
4.12.h	Supplemental Indenture dated December 1, 2006	Nicor Gas	December 31, 2006, Form 10-K, Exhibit 4.11
4.12.i	Supplemental Indenture dated August 1, 2008	Nicor Gas	September 30, 2008, Form 10-Q, Exhibit 4.01
4.12.j	Supplemental Indenture dated July 23, 2009	Nicor Gas	June 30, 2009, Form 10-Q, Exhibit 4.01
4.12.k	Supplemental Indenture dated February 1, 2011	Nicor Gas	December 31, 2010, Form 10-K, Exhibit 4.12
4.12.l	Supplemental Indenture dated October 26, 2012	Nicor Gas	September 30, 2012, Form 10-Q, Exhibit 4
10.1.a +	2006 Non-Employee Directors Equity Compensation Plan, amended and restated as of December 9, 2011	AGL Resources	December 15, 2011, Form 8-K, Exhibit 10.2
10.1.b +	1998 Common Stock Equivalent Plan for Non-Employee Directors	AGL Resources	December 31, 1997, Form 10-Q, Exhibit 10.1.b
10.1.c +	First Amendment to the 1998 Common Stock Equivalent Plan for Non-Employee Directors	AGL Resources	March 31, 2000, Form 10-Q, Exhibit 10.5
10.1.d +	Second Amendment to the 1998 Common Stock Equivalent Plan for Non-Employee Directors	AGL Resources	September 30, 2002, Form 10-Q, Exhibit 10.4
10.1.e +	Third Amendment to the 1998 Common Stock Equivalent Plan for Non-Employee Directors	AGL Resources	September 30, 2002, Form 10-Q, Exhibit 10.5
10.1.f +	Fourth Amendment to the 1998 Common Stock Equivalent Plan for Non-Employee Directors	AGL Resources	June 30, 2007, Form 10-Q, Exhibit 10.1.m
10.1.g +	Fifth Amendment to the 1998 Common Stock Equivalent Plan for Non-Employee Directors	AGL Resources	December 31, 2008, Form 10-K, Exhibit 10.1.l
10.1.h +	Form of Stock Award Agreement for Non-Employee Directors	AGL Resources	December 31, 2004, Form 10-K, Exhibit 10.1.aj
10.1.i +	Form of Nonqualified Stock Option Agreement for Non-Employee Directors	AGL Resources	December 31, 2004, Form 10-K, Exhibit 10.1.ak
10.1.j +	Form of Director Indemnification Agreement dated April 28, 2004	AGL Resources	June 30, 2004, Form 10-Q, Exhibit 10.3
10.1.k +	Long-Term Incentive Plan, as amended and restated as of January 1, 2002	AGL Resources	March 31, 2002, Form 10-Q, Exhibit 99.2
10.1.l +	First amendment to the Long-Term Incentive Plan, as amended and restated	AGL Resources	December 31, 2004, Form 10-K, Exhibit 10.1.b
10.1.m +	Second amendment to the Long-Term Incentive Plan, as amended and restated	AGL Resources	June 30, 2007, Form 10-Q, Exhibit 10.1.l
10.1.n +	Third amendment to the Long-Term Incentive Plan, as amended and restated	AGL Resources	December 31, 2008, Form 10-K, Exhibit 10.1.ad
10.1.o +	Omnibus Performance Incentive Plan, as amended and restated	AGL Resources	March 14, 2011, Schedule 14A, Annex A
10.1.p +	Form of Restricted Stock Unit Agreement under Omnibus Performance Incentive Plan, as amended and Restated	AGL Resources	December 31, 2011, Form 10-K, Exhibit 10.1.ae
10.1.q +	Form of Restricted Stock Agreement under Omnibus Performance Incentive Plan, as amended and restated	AGL Resources	December 31, 2011, Form 10-K, Exhibit 10.1.af
10.1.r +	Form of Performance Share Unit Award under Omnibus Performance Incentive Plan, as amended and restated	AGL Resources	December 31, 2013, Form 10-K, Exhibit 10.1r
10.1.s +	2007 Omnibus Performance Incentive Plan	AGL Resources	March 19, 2007, Schedule 14A, Annex A
10.1.t +	First Amendment to the 2007 Omnibus Performance Incentive Plan, as amended and restated	AGL Resources	December 31, 2008, Form 10-K, Exhibit 10.1.ai
10.1.u +	Form of Incentive Stock Option Agreement – 2007 Omnibus Performance Incentive Plan	AGL Resources	June 30, 2007, Form 10-Q, Exhibit 10.1.b
10.1.v +	Form of Nonqualified Stock Option Agreement – 2007 Omnibus Performance Incentive Plan	AGL Resources	June 30, 2007, Form 10-Q, Exhibit 10.1.c
10.1.w +	Form of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement for key employees (LTIP)	AGL Resources	September 30, 2004, Form 10-Q, Exhibit 10.1
10.1.x +	Forms of Nonqualified Stock Option Agreement without the reload provision (LTIP)	AGL Resources	March 18, 2005, Form 8-K, Exhibit 10.1
10.1.y +	Form of Nonqualified Stock Option Agreement with the reload provision (Officer Incentive Plan)	AGL Resources	March 18, 2005, Form 8-K, Exhibit 10.2
10.1.z +	Nonqualified Savings Plan as amended and restated as of January 1, 2009	AGL Resources	December 31, 2008, Form 10-K, Exhibit 10.1.av
10.1.aa +	First Amendment to the Nonqualified Savings Plan	AGL Resources	December 31, 2013, Form 10-K, Exhibit 10.1aa
10.1.ab +	Second Amendment to the Nonqualified Savings Plan	AGL Resources	December 31, 2013, Form 10-K, Exhibit 10.1ab
10.1.ac +	Third Amendment to the Nonqualified Savings Plan	AGL Resources	December 31, 2013, Form 10-K, Exhibit 10.1.ac
10.1.ad +	Description of Supplemental Executive Retirement Plan for John W. Somerhalder II	AGL Resources	December 31, 2008, Form 10-K, Exhibit 10.1.ay
10.1.ae +	Excess Benefit Plan as amended and restated as of January 1, 2009	AGL Resources	December 31, 2008, Form 10-K, Exhibit 10.1.az
10.1.af +	Form of Continuity Agreement dated December 19, 2013	AGL Resources	December 19, 2013, Form 8-K, Exhibit 10.1
10.1.ag +
Description of compensation for each of John W. Somerhalder II, Andrew W. Evans, Henry P. Linginfelter, Paul R. Shlanta and Peter I. Tumminello (our Named Executive Officers for the year ended December 31, 2013)
		AGL Resources	Compensation Discussion and Analysis section of the AGL Resources Inc. Proxy Statement for the Annual Meeting of Shareholders held April 30, 2013 filed March 15, 2013.
10.2.a	Form of Commercial Paper Dealer Agreement	AGL Resources	September 30, 2000, Form 10-K, Exhibit 10.79
10.2.b	Guarantee dated October 5, 2000 of payments on promissory notes	AGL Resources	September 30, 2000, Form 10-K, Exhibit 10.80
10.4	Note Purchase Agreement dated August 31, 2011	AGL Resources	September 7, 2011, Form 8-K, Exhibit 10.1
10.5	Final Allocation Agreement dated January 3, 2008	Nicor	December 31, 2007, Form 10-K, Exhibit 10.64
10.6	Second Amended and Restated Limited Liability Company Agreement of SouthStar Energy Services LLC dated September 6, 2013 by and between Georgia Natural Gas Company and Piedmont Energy Company	AGL Resources	September 30, 2013, Form 10-Q, Exhibit 10
10.7	Credit Agreement dated as of December 15, 2011(1)	AGL Resources	December 15, 2011, Form 8-K, Exhibit 10.1
10.8.a	Amended and Restated Credit Agreement dated as of November 10, 2011(2)	AGL Resources	November 17, 2011, Form 8-K, Exhibit 10.1
10.8.b	Guarantee Agreement dated as of November 10, 2011	AGL Resources	November 17, 2011, Form 8-K, Exhibit 10.2
10.9	Bank Rate Mode Covenants Agreement, dated as of February 26, 2013	AGL Resources	March 1, 2013, Form 8-K, Exhibit 10.1
10.10	Loan Agreement dated as of February 1, 2013	AGL Resources	March 1, 2013, Form 8-K, Exhibit 10.2
10.11	Loan Agreement dated as of March 1, 2013	AGL Resources	March 27, 2013, Form 8-K, Exhibit 10.1
10.12	Amended and Restated Loan Agreement dated as of March 1, 2013	AGL Resources	March 27, 2013, Form 8-K, Exhibit 10.2
10.13	Amended and Restated Loan Agreement dated as of March 1, 2013	AGL Resources	March 27, 2013, Form 8-K, Exhibit 10.3
10.14	Amended and Restated Loan Agreement dated as of March 1, 2013	AGL Resources	March 27, 2013, Form 8-K, Exhibit 10.4
12	Statement of Computation of Ratio of Earnings to Fixed Charges	AGL Resources	Filed herewith
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	AGL Resources	December 31, 2004, Form 10-K, Exhibit 14
21	Subsidiaries of AGL Resources Inc.	AGL Resources	December 31, 2013, Form 10-K, Exhibit 21
23	Consent of PricewaterhouseCoopers LLP	AGL Resources	Filed herewith
24	Powers of Attorney	AGL Resources	December 31, 2013, Form 10-K, Exhibit 24
31.1	Certification of John W. Somerhalder II	AGL Resources	Filed herewith
31.2	Certification of Andrew W. Evans	AGL Resources	Filed herewith
32.1	Certification of John W. Somerhalder II	AGL Resources	Filed herewith
32.2	Certification of Andrew W. Evans	AGL Resources	Filed herewith
101.INS	XBRL Instance Document	AGL Resources	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	AGL Resources	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	AGL Resources	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase	AGL Resources	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase	AGL Resources	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	AGL Resources	Filed herewith

 +     Management contract, compensatory plan or arrangement.
(1)	In November 2013, the Credit Agreement commitment terms were extended to a maturity date of December 15, 2017 via an approved extension request.
(2)	In November 2013, the Amended and Restated Credit Agreement commitment terms were extended to a maturity date of November 10, 2017 via an approved extension request.

(b)	Exhibits filed as part of this report.

See Item 15(a)(3).
(c)	Financial statement schedules filed as part of this report. See Item 15(a)(2).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2014.

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