Form 10-Q/A
period 2014-03-31
AGL RESOURCES INC
filed 2014-11-26
CIK 1004155

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

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “Original Filing”), to: (i) revise management’s conclusions regarding internal control over financial reporting and disclosure controls and procedures as of March 31, 2014 and (ii) revise the financial statements to adjust certain amounts in the accounting for revenue recognition related to certain of our regulatory infrastructure programs since 1998 and adjust our amortization of intangible assets for our customer relationships and trade names for the quarters ended March 31, 2014 and 2013, as well as update other previously-identified immaterial adjustments. Accordingly, we hereby amend and replace in their entirety Items 1, 2, 4 and 6 in the Original Filing.

Additionally, we are recasting certain prior period information in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2014 and 2013 to conform with segment reporting changes made in connection with the sale of our Tropical Shipping business, as a result of entering into a definitive agreement to sell this business on April 4, 2014. We concluded that this divestiture qualified for discontinued operations treatment of this business during the second quarter of 2014. Accordingly, the operations and cash flows of this business were removed from our ongoing operations and the assets and liabilities of this business were classified as held for sale, as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

We did not maintain effective controls to appropriately apply the accounting guidance related to the recognition of allowed versus incurred costs. Specifically, the Company did not have controls to address the recognition of allowed versus incurred costs, primarily related to an allowed equity return, applied to the accounting for our regulated infrastructure programs and related disclosures that operated at a level of precision to prevent or detect potential material misstatements to the Company’s consolidated financial statements. This control deficiency resulted in the misstatement of our regulatory assets and operating revenues and related financial disclosures and resulted in the revision of our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 and each of the quarters ended March 31, 2014 and June 30, 2014. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has concluded that the control deficiency constitutes a material weakness.

As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. Accordingly, we hereby amend Item 6 in the Original Filing to reflect the filing of the new certifications.

On November 7, 2014, we filed an amended Form 10-K/A revising certain prior period information with respect to our Annual Report on Form 10-K for the year ended December 31, 2013, due to the revenue recognition and amortization of intangible asset issues referred to above. We previously disclosed in our Form 10-K/A that the revisions did not impact any incentive compensation that was based on our results for 2013, 2012 and 2011.  However, subsequent to the filing of our Form 10-K/A, we determined that for 2011, had the underlying accounting originally reflected the distinction between regulatory accounting principles and GAAP, certain long-term incentives that were based on our results for the performance period ended December 31, 2011, would not have been awarded.  Specifically, in February 2012, based upon results for the performance period ended December 31, 2011, we would not have awarded officers (as defined for purposes of Section 16 of the Securities Exchange Act of 1934, as amended) (1) performance cash unit awards with an aggregate value of approximately $1 million and (2) a total of 37,290 shares of restricted stock. Management has evaluated this item in relation to its previously filed Form 10-K/A and materiality conclusions under Staff Accounting Bulletin No. 99 and has concluded that it would not change its prior materiality conclusion. This impact on executive compensation will be reviewed by the Compensation Committee of our Board of Directors and by the full Board to determine appropriate actions.

Except as indicated above, this Amended Filing does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and any documents filed by us with the Securities and Exchange Commission (SEC) subsequent to the Original Filing, including our amended Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on November 7, 2014, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 30, 2014, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014.

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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
REVISED

	As of
In millions, except share amounts	March 31, 2014	December 31, 2013	March 31, 2013
Current assets
Cash and cash equivalents	$267	$81	$122
Short-term investments	49	49	41
Receivables
Energy marketing	1,226	786	627
Gas, unbilled and other	1,075	736	839
Less allowance for uncollectible accounts	49	29	39
Total receivables, net	2,252	1,493	1,427
Inventories, net	253	658	384
Assets held for sale	264	283	291
Regulatory assets	250	114	72
Derivative instruments	127	99	100
Other	127	118	93
Total current assets	3,589	2,895	2,530
Long-term assets and other deferred debits
Property, plant and equipment	11,054	10,938	10,450
Less accumulated depreciation	2,367	2,295	2,181
Property, plant and equipment, net	8,687	8,643	8,269
Goodwill	1,827	1,827	1,822
Regulatory assets	696	705	868
Intangible assets	140	145	131
Derivative instruments	11	20	11
Other	314	315	231
Total long-term assets and other deferred debits	11,675	11,655	11,332
Total assets	$15,264	$14,550	$13,862
Current liabilities
Energy marketing trade payables	$1,119	$671	$653
Short-term debt	741	1,171	868
Other accounts payable - trade	434	421	306
Accrued expenses	385	203	161
Temporary LIFO liquidation	252	-	179
Current portion of long-term debt and capital leases	200	-	226
Regulatory liabilities	161	183	238
Customer deposits and credit balances	104	136	115
Accrued environmental remediation liabilities	82	70	63
Derivative instruments	63	75	20
Liabilities held for sale	36	40	34
Other	177	148	196
Total current liabilities	3,754	3,118	3,059
Long-term liabilities and other deferred credits
Long-term debt	3,610	3,813	3,324
Accumulated deferred income taxes	1,655	1,628	1,539
Regulatory liabilities	1,550	1,518	1,498
Accrued pension and retiree welfare benefits	405	404	509
Accrued environmental remediation liabilities	358	377	362
Derivative instruments	19	5	4
Other	70	74	74
Total long-term liabilities and other deferred credits	7,667	7,819	7,310
Total liabilities and other deferred credits	11,421	10,937	10,369
Commitments, guarantees and contingencies (see Note 10)
Equity
Common stock, $5 par value; 750,000,000 shares authorized: outstanding: 119,247,421 shares at March 31, 2014, 118,888,876 shares at December 31, 2013 and 118,123,770 shares at March 31, 2013	597	595	592
Additional paid-in capital	2,060	2,054	2,020
Retained earnings	1,289	1,063	1,085
Accumulated other comprehensive loss	(135)	(136)	(211)
Treasury shares, at cost: 216,523 shares at March 31, 2014 and December 31, 2013 and March 31, 2013	(8)	(8)	(8)
Total common shareholders’ equity	3,803	3,568	3,478
Noncontrolling interest	40	45	15
Total equity	3,843	3,613	3,493
Total liabilities and equity	$15,264	$14,550	$13,862

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
REVISED

	Three months ended
	March 31,
In millions, except per share amounts	2014	2013
Operating revenues (includes revenue taxes of $68 for the three months in 2014 and $50 for the three months in 2013)	$2,462	$1,612
Operating expenses
Cost of goods sold	1,400	920
Operation and maintenance	289	231
Depreciation and amortization	93	102
Taxes other than income taxes	88	69
Total operating expenses	1,870	1,322
Operating income	592	290
Other income	3	5
Interest expense, net	(46)	(45)
Income before income taxes	549	250
Income tax expense	203	91
Income from continuing operations	346	159
(Loss) income from discontinued operations	(50)	1
Net income	296	160
Less net income attributable to the noncontrolling interest	12	10
Net income attributable to AGL Resources Inc.	$284	$150
Per common share information
Basic earnings (loss) per common share
Continuing operations	$2.82	$1.27
Discontinued operations	(0.43)	0.01
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$2.39	$1.28
Diluted earnings (loss) per common share
Continuing operations	$2.81	$1.26
Discontinued operations	(0.43)	0.01
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$2.38	$1.27
Cash dividends declared per common share	$0.49	$0.47
Weighted average number of common shares outstanding
Basic	118.5	117.4
Diluted	118.9	117.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)
REVISED

	Three months ended
	March 31,
In millions	2014	2013
Net income	$296	$160
Other comprehensive income, net of tax
Retirement benefit plans
Reclassification of actuarial losses to net benefit cost (net of income tax of $1 for the three months ended March 31, 2014, and $2 for the three months ended March 31, 2013)	1	4
Reclassification of prior service credits to net benefit cost	-	(1)
Retirement benefit plans	1	3
Cash flow hedges, net of tax
Net derivative instrument gains arising during the period (net of income tax of $1 for the three months ended March 31, 2013)	4	2
Reclassification of realized derivative (gains) losses to net income (net of income tax of $1 for the three months ended March 31, 2013)	(4)	2
Cash flow hedges, net	-	4
Other comprehensive income, net of tax	1	7
Comprehensive income	297	167
Less comprehensive income attributable to noncontrolling interest	12	10
Comprehensive income attributable to AGL Resources Inc.	$285	$157

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
REVISED

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2012 (1)	117.9	$590	$2,015	$990	$(218)	$(8)	$22	$3,391
Net income	-	-	-	150	-	-	10	160
Other comprehensive income	-	-	-	-	7	-	-	7
Dividends on common stock ($0.47 per share)	-	-	-	(55)	-	-	-	(55)
Distributions to noncontrolling interests	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(6)	-	-	-	-	(6)
Stock issued, dividend reinvestment plan	-	1	2	-	-	-	-	3
Stock issued, share-based compensation, net of forfeitures	0.2	1	6	-	-	-	-	7
Stock-based compensation expense, net of tax	-	-	3	-	-	-	-	3
Balance as of March 31, 2013	118.1	$592	$2,020	$1,085	$(211)	$(8)	$15	$3,493

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2013 (1)	118.9	$595	$2,054	$1,063	$(136)	$(8)	$45	$3,613
Net income	-	-	-	284	-	-	12	296
Other comprehensive income	-	-	-	-	1	-	-	1
Dividends on common stock ($0.49 per share)	-	-	-	(58)	-	-	-	(58)
Distributions to noncontrolling interests	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(11)	-	-	-	-	(11)
Stock issued, dividend reinvestment plan	-	-	2	-	-	-	-	2
Stock issued, share-based compensation, net of forfeitures	0.3	2	12	-	-	-	-	14
Stock-based compensation expense, net of tax	-	-	3	-	-	-	-	3
Balance as of March 31, 2014	119.2	$597	$2,060	$1,289	$(135)	$(8)	$40	$3,843
1)   Includes correcting adjustments for the years ended December 31, 1998 through 2012. See Note 13 for additional information.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
REVISED

	Three months ended
	March 31,
In millions	2014	2013
Cash flows from operating activities
Net income	$296	$160
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	93	102
Loss (income) from discontinued operations, net of taxes	50	(1)
Deferred income taxes	8	(25)
Change in derivative instrument assets and liabilities	(17)	18
Changes in certain assets and liabilities
Inventories, net of temporary LIFO liquidation	656	494
Accrued expenses	182	30
Trade payables, other than energy marketing	52	(6)
Energy marketing receivables and trade payables, net	8	87
Prepaid taxes	2	76
Receivables, other than energy marketing	(319)	(167)
Deferred/accrued natural gas costs	(228)	43
Other, net	63	33
Net cash flow (used) provided by operating activities of discontinued operations	7	6
Net cash flow provided by operating activities	853	850
Cash flows from investing activities
Expenditures for property, plant and equipment	(161)	(147)
Acquisitions of assets	-	(122)
Other, net	2	15
Net cash flow used in investing activities of discontinued operations	(5)	(2)
Net cash flow used in investing activities	(164)	(256)
Cash flows from financing activities
Net repayments of commercial paper	(430)	(509)
Dividends paid on common shares	(58)	(55)
Distribution to noncontrolling interest	(17)	(17)
Other, net	4	5
Net cash flow used in financing activities	(501)	(576)
Net increase in cash and cash equivalents – continuing operations	186	14
Net increase in cash and cash equivalents – discontinued operations	2	4
Cash and cash equivalents (including held for sale) at beginning of period	105	131
Cash and cash equivalents (including held for sale) at end of period	293	149
Less cash and cash equivalents held for sale at end of period	26	27
Cash and cash equivalents (excluding held for sale) at end of period	$267	$122
Cash paid during the period for
Interest	$58	$58
Income taxes	$14	$26
Non cash financing transaction
Refinancing of gas facility revenue bonds	$-	$200

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

The December 31, 2013 Condensed Consolidated Statement of Financial Position data was derived from our revised audited financial statements filed on November 7, 2014 but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited Condensed Consolidated Financial Statements under the rules and regulations of the SEC. In accordance with such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. Our unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our 2013 Form 10-K/A filed on November 7, 2014.

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

We previously disclosed in our Form 10-K/A that the revisions did not impact any incentive compensation that was based on our results for 2013, 2012 and 2011. However, subsequent to the filing of our Form 10-K/A, we determined that for 2011, had the underlying accounting originally reflected the distinction between regulatory accounting principles and GAAP, certain long-term incentives that were based on our results for the performance period ended December 31, 2011, would not have been awarded. Specifically, in February 2012, based upon results for the performance period ended December 31, 2011, we would not have awarded officers (as defined for purposes of Section 16 of the Securities Exchange Act of 1934, as amended) (1) performance cash unit awards with an aggregate value of approximately $1 million and (2) a total of 37,290 shares of restricted stock. Management has evaluated this item in relation to its previously filed Form 10-K/A and materiality conclusions under Staff Accounting Bulletin No. 99 and has concluded that it would not change its prior materiality conclusion.

Discontinued Operations On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. We closed on the sale of Tropical Shipping in September 2014. The assets and liabilities of these businesses are classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position, and the financial results of these businesses are reflected as discontinued operations on the unaudited Condensed Consolidated Statements of Income. Amounts shown in the following notes, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not a part of the sale and has been reclassified into our "other" segment. See Note 12 for additional information.

Note 2 - Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2013 Form 10-K/A. Other than as described in Note 13, there were no significant changes to our accounting policies during the three months ended March 31, 2014.

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

Cash and Cash Equivalents

Our cash and cash equivalents primarily consist of cash on deposit, money market accounts and certificates of deposit held by domestic subsidiaries with original maturities of three months or less. At March 31, 2014 and 2013, and December 31, 2013, there were $26 million, $27 million and $24 million, respectively, of cash and cash equivalents held by Tropical Shipping that were excluded from cash and cash equivalents within our unaudited Condensed Consolidated Statements of Financial Position and included in assets held for sale. For more information on the sale of Tropical Shipping, see Note 12.

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

Our interim goodwill impairment test indicated that the estimated fair value of this reporting unit continues to exceed its carrying amount with a cushion of less than 10%. Continued declines in capacity or subscription rates, a sustained period at the current subscription rates or other changes to the assumptions and factors used in this analysis may result in a future failure of step one of the goodwill impairment test. The risk of impairment of the underlying long-lived assets is not estimated to be significant as the assets have long remaining useful lives and authoritative guidance requires such assets to be tested for impairment on the basis of undiscounted cash flows over their remaining useful lives. We will continue to monitor this reporting unit for potential impairment. Our goodwill balances by segment as of March 31, 2014, and December 31, 2013, and changes in the amount of goodwill for the three months ended March 31, 2013, are provided in the following table.

In millions	Distribution Operations	Retail Operations	Midstream Operations	Consolidated
December 31, 2012 (1)	$1,640	$122	$14	$1,776
2013 acquisitions	-	46	-	46
March 31, 2013 (1)	$1,640	$168	$14	$1,822

December 31, 2013 (1)	$1,640	$173	$14	$1,827
March 31, 2014 (1)	$1,640	$173	$14	$1,827
(1)	Excludes goodwill at Tropical Shipping which is classified as held for sale. See Note 12 for additional information.

Other Income

Our other income is detailed in the following table. For more information on our equity investment income, see Note 9.

	Three months ended March 31,
In millions	2014	2013
Equity investment income	$3	$3
AFUDC - equity	1	3
Other, net	(1)	(1)
Total other income	$3	$5

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

	Three months ended March 31,
In millions (except per share amounts)	2014 (1)	2013 (1)
Income from continuing operations (2)	$334	$149
(Loss) income from discontinued operations, net of tax (3)	(50)	1
Net income attributable to AGL Resources Inc.	$284	$150
Denominator:
Basic weighted average number of shares outstanding (4)	118.5	117.4
Effect of dilutive securities	0.4	0.3
Diluted weighted average number of shares outstanding	118.9	117.7

Basic earnings (loss) per common share
From continuing operations	$2.82	$1.27
From discontinued operations	(0.43)	0.01
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$2.39	$1.28
Diluted earnings (loss) per common share
From continuing operations	$2.81	$1.26
From discontinued operations	(0.43)	0.01
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$2.38	$1.27
(1)	Amounts revised and or include prior period adjustments. See Note 13 for additional information.
(2)	Excludes net income attributable to the noncontrolling interest.
(3)	For additional information on our discontinued operations, see Note 12.
(4)	Daily weighted average shares outstanding.

Accounting Developments

On April 10, 2014, the FASB issued authoritative guidance related to reporting discontinued operations. The guidance generally raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other material disposals that do not meet the definition of a discontinued operation. The guidance will be effective for us prospectively beginning January 1, 2015 and it is not expected to have a material impact on our consolidated financial statements nor will it have an impact on our accounting for the sale of Tropical Shipping. While permitted, we do not intend to adopt the guidance early.

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

In millions	March 31, 2014 (1)	December 31, 2013 (1)	March 31, 2013 (1)
Regulatory assets
Deferred natural gas costs	$161	$1	$-
Recoverable ERC	38	45	28
Recoverable pension and retiree welfare benefit costs	9	9	19
Other	42	59	25
Total regulatory assets - current	250	114	72
Recoverable ERC	419	433	415
Recoverable pension and retiree welfare benefit costs	97	99	192
Recoverable regulatory infrastructure program costs	57	55	125
Long-term debt fair value adjustment	80	82	88
Other	43	36	48
Total regulatory assets - long-term	696	705	868
Total regulatory assets	$946	$819	$940
Regulatory liabilities
Bad debt over collection	$41	$41	$39
Accumulated removal costs	27	27	17
Accrued natural gas costs	24	92	133
Deferred seasonal rates	20	-	20
Other	49	23	29
Total regulatory liabilities - current	161	183	238
Accumulated removal costs	1,456	1,445	1,413
Regulatory income tax liability	27	27	26
Unamortized investment tax credit	25	26	28
Bad debt over collection	14	17	20
Other	28	3	11
Total regulatory liabilities - long-term	1,550	1,518	1,498
Total regulatory liabilities	$1,711	$1,701	$1,736
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.

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

In millions
March 31, 2014	$102
December 31, 2013	$93
March 31, 2013	$71

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

Our ERC liabilities are estimates of future remediation costs for investigation and cleanup of our current and former operating sites that are contaminated. These estimates are based on conventional engineering estimates and the use of probabilistic models of potential costs when such estimates cannot be made, on an undiscounted basis. As cleanup options and plans mature and cleanup contracts are entered into, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. These estimates contain various engineering assumptions, which we refine and update on an ongoing basis. These liabilities do not include other potential expenses, such as unasserted property damage claims, personal injury or natural resource damage claims, legal expenses or other costs for which we may be held liable but for which we cannot reasonably estimate an amount. The following table provides additional information on the costs related to remediation of our current and former operating sites as of March 31, 2014 and reflects minor changes in estimates since December 31, 2013.

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

Quantitative Disclosures Related to Derivative Instruments

As of the dates presented, our derivative instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. We had a net long natural gas contracts position outstanding in the following quantities:

In Bcf (1)	March 31, 2014 (2)	December 31, 2013	March 31, 2013
Hedge designation
Cash flow hedges	6	6	6
Not designated as hedges	277	183	304
Total hedges	283	189	310
Hedge position
Short position	(2,491)	(2,622)	(1,902)
Long position	2,774	2,811	2,212
Net long position	283	189	310
(1)	Volumes related to Nicor Gas exclude variable-priced contracts, which are carried at fair value, but whose fair values are not directly impacted by changes in commodity prices.
(2)	Approximately 97% of these contracts have durations of two years or less and the remaining 3% expire between 2 and 5 years.

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

	March 31, 2014	December 31, 2013	March 31, 2013
AGL Credit Facility	54%	57%	55%
Nicor Gas Credit Facility	54%	55%	43%

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

	March 31, 2014 (1) (2)			December 31, 2013 (1) (2)			March 31, 2013 (1) (2)
In millions	Consolidated	SouthStar (3)	% (4)	Consolidated	SouthStar (3)	% (4)	Consolidated	SouthStar (3)	% (4)
Current assets	$3,589	$235	7%	$2,895	$264	9%	$2,530	$143	6%
Goodwill and other intangible assets	1,967	131	7	1,972	133	7	1,953	-	-
Long-term assets and other deferred debits	9,708	16	-	9,683	13	-	9,379	10	-
Total assets	$15,264	$382	3%	$14,550	$410	3%	$13,862	$153	1%
Current liabilities	$3,754	$106	3%	$3,118	$95	3%	$3,059	$51	2%
Long-term liabilities and other deferred credits	7,667	-	-	7,819	-	-	7,310	-	-
Total Liabilities	11,421	106	1	10,937	95	1	10,369	51	-
Equity	3,843	276	7	3,613	315	9	3,493	102	3
Total liabilities and equity	$15,264	$382	3%	$14,550	$410	3%	$13,862	$153	1%
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.
(2)	Reflects the reclassification of the Tropical Shipping amounts as held for sale. See Note 12 for additional information.
(3)	These amounts reflect information for SouthStar and exclude intercompany eliminations and the balances of our wholly owned subsidiary with an 85% ownership interest in SouthStar.
(4)	SouthStar’s percentage of the amount on our Statements of Financial Position.

The following table provides information on SouthStar’s operating revenues and operating expenses for the periods presented, which are consolidated within our unaudited Condensed Consolidated Statements of Income.

	Three months ended March 31,
In millions	2014 (1)	2013 (1)
Operating revenues	$374	$250
Operating expenses
Cost of goods sold	270	164
Operation and maintenance	23	18
Depreciation and amortization	3	1
Total operating expenses	296	183
Operating income	$78	$67
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.

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

On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. The assets and liabilities of these businesses are classified as held for sale on the Consolidated Statements of Financial Position, and the financial results of these businesses are reflected as discontinued operations on the Consolidated Statements of Income. Amounts shown in this note, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not part of the sale and has been reclassified into our "other" segment. See Note 12 for additional information. Our "other" segment includes aggregated subsidiaries that are not significant on a stand-alone basis and that do not fit into one of our other four operating segments.

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

Information by segment on our Statements of Financial Position as of December 31, 2013 is as follows:

In millions	Identifiable and total assets (1) (2)	Goodwill
Distribution operations	$11,634	$1,640
Retail operations	685	173
Wholesale services	1,163	-
Midstream operations	713	14
Other (3)	10,160	-
Intercompany eliminations	(10,088)	-
Consolidated	$14,267	$1,827
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.
(2)	Identifiable assets are those assets used in each segment’s operations and exclude assets held for sale.
(3)	Includes our investment in Triton, which was part of our cargo shipping segment that is classified as discontinued operations. For more information see Note 12.

Summarized Statements of Income, Statements of Financial Position and capital expenditure information by segment as of and for the periods presented are shown in the following tables.

Three months ended March 31, 2014 (1)

In millions	Distribution operations	Retail operations	Wholesale services (2)	Midstream operations	Other (4)	Intercompany eliminations	Consolidated
Operating revenues from external parties	$1,726	$406	$331	$44	$3	$(48)	$2,462
Intercompany revenues	75	-	-	-	-	(75)	-
Total operating revenues	1,801	406	331	44	3	(123)	2,462
Operating expenses
Cost of goods sold	1,202	280	3	36	-	(121)	1,400
Operation and maintenance	211	37	36	6	1	(2)	289
Depreciation and amortization	78	8	-	5	2	-	93
Taxes other than income taxes	82	1	1	1	3	-	88
Total operating expenses	1,573	326	40	48	6	(123)	1,870
Operating income (loss)	228	80	291	(4)	(3)	-	592
Other income	1	-	-	1	1	-	3
EBIT	$229	$80	$291	$(3)	$(2)	$-	$595
Identifiable and total assets (3)	$11,823	$738	$1,782	$698	$9,844	$(9,885)	$15,000
Capital expenditures	$150	$3	$1	$-	$7	$-	$161

Three months ended March 31, 2013 (1)

In millions	Distribution operations	Retail operations	Wholesale services (2)	Midstream operations	Other (4)	Intercompany eliminations	Consolidated
Operating revenues from external parties	$1,255	$302	$39	$24	$1	$(9)	$1,612
Intercompany revenues	55	-	-	-	-	(55)	-
Total operating revenues	1,310	302	39	24	1	(64)	1,612
Operating expenses
Cost of goods sold	765	195	10	12	-	(62)	920
Operation and maintenance	185	31	13	6	(2)	(2)	231
Depreciation and amortization	88	6	-	4	4	-	102
Taxes other than income taxes	64	1	1	1	2	-	69
Total operating expenses	1,102	233	24	23	4	(64)	1,322
Operating income (loss)	208	69	15	1	(3)	-	290
Other income	3	-	-	1	1	-	5
EBIT	$211	$69	$15	$2	$(2)	$-	$295

Identifiable and total assets (3)	$11,188	$663	$1,005	$714	$9,732	$(9,731)	$13,571
Capital expenditures	$137	$1	$-	$4	$5	$-	$147
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.
(2)	Wholesale services records its energy marketing and risk management revenues on a net basis. A reconciliation of our operating revenues and our intercompany revenues is shown in the following table.

In millions	Third party gross revenues	Intercompany revenues	Total gross revenues	Less gross gas costs	Operating revenues
Three months ending March 31, 2014	$4,049	$298	$4,347	$4,016	$331
Three months ending March 31, 2013	2,094	140	2,234	2,195	39

(3)	Identifiable assets are those used in each segment’s operations and exclude assets held for sale.
(4)	Our "other" segment now also includes our investment in Triton, which was part of our cargo shipping segment that is classified as discontinued operations. For more information see Note 12.

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

Our financial statements, including footnotes 1, 2, 4, 9 and 11 have been updated to recast our segment information and to give effect to the classification of Tropical Shipping as discontinued operations for all periods presented. The assets and liabilities of Tropical Shipping classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position are as follows:

	March 31,	December 31,	March 31,
In millions	2014	2013	2013
Current assets
Cash and cash equivalents	$26	$24	$27
Short-term investments	3	1	2
Receivables	34	36	35
Inventories	9	9	9
Other	2	1	2
Total current assets	74	71	75
Long-term assets and other deferred debits
Property, plant and equipment, net	123	124	127
Goodwill	42	61	61
Intangible assets	19	19	20
Other	6	8	8
Total long-term assets and other deferred debits	190	212	216
Total assets held for sale	$264	$283	$291
Current liabilities
Other accounts payable - trade	$9	$11	$8
Accrued expenses	4	7	4
Other	23	22	22
Total current liabilities	36	40	34
Total liabilities held for sale	$36	$40	$34

The financial results of these businesses are reflected as discontinued operations, and all prior periods presented have been recast to reflect the discontinued operations. The components of discontinued operations recorded on the unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended March 31,
In millions	2014	2013
Operating revenues	$89	$87
Operating expenses
Cost of goods sold	54	53
Operation and maintenance	28	26
Depreciation and amortization	5	4
Taxes other than income taxes	1	3
Loss on sale and goodwill impairment (1)	19	-
Total operating expenses	107	86
Operating (loss) income	(18)	1
(Loss) income before income taxes	(18)	1
Income tax expense (2)	(32)	-
(Loss) Income from discontinued operations, net of tax	$(50)	$1
(1)	Relates to $19 million of goodwill attributable to Tropical Shipping that was impaired as of March 31, 2014, based on the negotiated sales price.
(2)	Includes $31 million that was recorded in the first quarter of 2014 related to the cumulative foreign earnings for which no tax liabilities had been previously recorded.

Note 13 - Revision to Prior Period Financial Statements

In October 2014, we identified an accounting issue related to our revenue recognition for certain of our regulatory infrastructure programs. Historically, our regulatory accounting models used to record revenues under these programs did not differentiate between allowable costs based on what the regulator has approved compared to an incurred cost that would otherwise be charged to expense under the accounting literature. Specifically, Accounting Standards Codification (ASC) 980 - Regulated Operations prohibits capitalizing allowed, but not incurred, costs such as shareholder return, even if allowed by a respective state regulatory body. Shareholder returns and other allowed, but not incurred, costs can generally only be recognized in earnings when they are collected through rates. This change is only applicable to our distribution operations segment and primarily affects our operating revenues, operation and maintenance expense, depreciation and amortization, interest expense and income tax expense amounts.

The adjustments impacted each year since 1998.The cumulative decrease to January 1, 2013 retained earnings as a result of the adjustments was $45 million. The cumulative decrease through March 31, 2014 results in a decrease of $87 million to regulatory assets and $14 million to plant, property, and equipment. This adjustment resulted in a decrease to net income of $4 million and $4 million for the three months ended March 31, 2014 and 2013, respectively. These amounts will be recognized in future periods, when collected through rates from customers.

Additionally, we recorded other adjustments that we identified for prior periods that were included for completeness. The most significant of these includes the intangible asset amortization. We have determined that our use of the straight-line method of amortizing our customer relationships and trade names was not applied consistent with the requirements of ASC 350 Intangibles-Goodwill and Other (ASC 350). ASC 350 requires that an intangible asset be amortized over its useful life in a manner to reflect the pattern in which the economic benefits of the intangible assets are consumed. We have determined that we should be utilizing the undiscounted cash flows as a basis to amortize these assets. The impact for this adjustment was an increase to depreciation and amortization expense of $1 million each for the three months ended March 31, 2014 and 2013. These amounts were generally offset within our unaudited Condensed Consolidated Statements of Income by the previously discussed adjustments related to our regulatory infrastructure programs for the deferral of depreciation expenses. Additionally, these adjustments resulted in a decrease to intangible assets, net of $11 million and $5 million as of March 31, 2014 and 2013, respectively. Other previously identified immaterial uncorrected amounts are reflected in the revised amounts.

We assessed the materiality of these issues on our prior period financial statements and concluded they were not material to any prior annual or interim periods; however, the cumulative impact would have been material to the interim period ended September 30, 2014, if adjusted in 2014. As a result, in accordance with accounting standards, we revised our prior period financial statements as described below to correct for these adjustments. The revision had no effect on reported cash flows. The following tables present the effects of the revisions to our unaudited Condensed Consolidated Statements of Income, unaudited Condensed Consolidated Statements of Financial Position and unaudited Condensed Consolidated Statements of Cash Flows for the following interim periods:

	For the three months ended
	March 31, 2014			March 31, 2013
In millions, except per share amounts	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised
Operating revenues	$2,474	$(12)	$2,462	$1,622	$(10)	$1,612
Operating expenses
Cost of goods sold	1,400	-	1,400	920	-	920
Operation and maintenance	289	-	289	232	(1)	231
Depreciation and amortization	93	-	93	102	-	102
Taxes other than income taxes	88	-	88	70	(1)	69
Total operating expenses	1,870	-	1,870	1,324	(2)	1,322
Operating income	604	(12)	592	298	(8)	290
Other income	3	-	3	5	-	5
Interest expense, net	(48)	2	(46)	(46)	1	(45)
Income before income taxes	559	(10)	549	257	(7)	250
Income tax expense	207	(4)	203	94	(3)	91
Income from continuing operations	352	(6)	346	163	(4)	159
(Loss) income from discontinued operations	(50)	-	(50)	1	-	1
Net income	302	(6)	296	164	(4)	160
Less net income attributable to the noncontrolling interest	12	-	12	10	-	10
Net income attributable to AGL Resources Inc.	$290	$(6)	$284	$154	$(4)	$150
Per common share information
Basic earnings (loss) per common share (2)
Continuing operations	$2.87	$(0.05)	$2.82	$1.30	$(0.03)	$1.27
Discontinued operations	(0.43)	-	(0.43)	0.01	-	0.01
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$2.44	$(0.05)	$2.39	$1.31	$(0.03)	$1.28
Diluted earnings (loss) per common share (2)
Continuing operations	$2.87	$(0.06)	$2.81	$1.30	$(0.04)	$1.26
Discontinued operations	(0.43)	-	(0.43)	0.01	-	0.01
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$2.44	$(0.06)	$2.38	$1.31	$(0.04)	$1.27
(1)	Reflects the reclassification of the Tropical Shipping amounts as discontinued operations.
(2)	Excludes net income attributable to the noncontrolling interest.

	As of March 31, 2014		As of March 31, 2013
In millions	As filed (1)	Revised	As filed (1)	Revised
Current assets
Regulatory assets	$297	$250	$119	$72
Other	127	127	95	93
Total current assets	3,637	3,589	2,577	2,530
Long-term assets and other deferred debits
Property, plant and equipment	11,068	11,054	10,463	10,450
Less accumulated depreciation	2,368	2,367	2,181	2,181
Property, plant and equipment, net	8,700	8,687	8,282	8,269
Regulatory assets	736	696	878	868
Intangible assets	151	140	136	131
Other	319	314	245	231
Total long-term assets and other deferred debits	11,739	11,675	11,363	11,332
Total assets	$15,376	$15,264	$13,940	$13,862

Current liabilities
Accrued expenses	$390	$385	$162	$161
Total current liabilities	3,753	3,754	3,060	3,059
Long-term liabilities and other deferred credits
Accumulated deferred income taxes	1,699	1,655	1,568	1,539
Total long-term liabilities and other deferred credits	7,711	7,667	7,339	7,310
Total liabilities and other deferred credits	$11,465	$11,421	$10,399	$10,369

Equity
Additional paid-in capital	$2,059	$2,060	$2,019	$2,020
Retained earnings	1,358	1,289	1,134	1,085
Total equity	3,911	3,843	3,541	3,493
Total liabilities and equity	$15,376	$15,264	$13,940	$13,862
(1)	Reflects the reclassification of the Tropical Shipping amounts as held for sale.

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
In millions	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised
Cash flows from operating activities
Net income	$302	$(6)	$296	$164	$(4)	$160
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	93	-	93	102	-	102
Deferred income taxes	42	(34)	8	(24)	(1)	(25)
Changes to certain assets and liabilities
Other, net	23	40	63	28	5	33
Net cash flow provided by operating activities	$853	-	$853	$850	-	$850
(1)	Reflects the reclassification of the Tropical Shipping amounts as discontinued operations.

Revision to Previously Reported Intangible Assets Disclosures As discussed above, the adjustment of our intangible asset amortization affects our customer relationships and trade names. The revisions to our previously reported intangible assets and accumulated amortization in our Original Filing within the unaudited Condensed Consolidated Statements of Financial Position are presented in the following table.

	March 31, 2014			March 31, 2013
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships
Retail operations as reported	$130	$(18)	$112	$99	$(7)	$92
Adjustments	-	(12)	(12)	-	(6)	(6)
Revised total	$130	$(30)	$100	$99	$(13)	$86
Trade names
Retail operations as reported	$45	$(6)	$39	$46	$(3)	$43
Adjustments	-	1	1	1	1	2
Revised total	$45	$(5)	$40	$47	$(2)	$45

Note 14 - Subsequent Events

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

Executive Summary

We are an energy services holding company whose principal business is the distribution of natural gas in seven states - Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee and Maryland - through our seven natural gas distribution utilities. We are also involved in several other businesses that are primarily related and complementary to the distribution of natural gas. Our operating segments consist of four operating and reporting segments - distribution operations, retail operations, wholesale services and midstream operations, and one non-operating segment - other. These segments are consistent with how management views and operates our business. For additional information on our operating segments, see Note 10 to our unaudited Condensed Consolidated Financial Statements herein and Item 1, “Business” of our 2013 Form 10-K.

In the third quarter of 2014, we adjusted the accounting treatment for our previously-reported non-cash revenue recognition associated with our regulatory infrastructure programs. The adjustments did not affect previously-reported operating cash flows, nor are they expected to affect capital expenditure plans or dividend payments. The infrastructure replacement programs are expected to generate the same levels of return as previously communicated, as all amounts will be recovered in accordance with allowed recovery mechanisms. The adjustment relates only to the timing of recognition and does not impact rates charged to customers. These adjustments impacted our distribution operations segment. Additionally, we adjusted the amortization of intangible assets for customer relationships and trade names in our retail operations segment to reflect the amortization expense on a basis consistent with the pattern of undiscounted cash flows used to determine their fair values. See Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein for additional information on these adjustments.

On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. We closed the sale of Tropical Shipping in September 2014. The operations of Tropical Shipping have been classified as discontinued operations in our consolidated financial statements, and the business is no longer treated as a separate segment for financial reporting purposes. Accordingly, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to continuing operations exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not a part of the sale and has been reclassified into our "other" segment. The sale of Tropical Shipping will allow us to focus on growing our core business of operating regulated utilities and complementary non-regulated energy businesses and provide us with flexibility around our long-term financing plans. Our loss from discontinued operations included income tax expenses of $31 million as a result of the cumulative foreign earnings for which no tax liabilities had been previously recorded. For additional information on our discontinued operations, see Note 12 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

In the first three months of 2014, our income from continuing operations was $346 million, an increase of $187 million compared to the same period in 2013, as we benefited from significantly colder-than-normal weather in most of our businesses as compared to slightly colder-than-normal weather in the first quarter of 2013. This cold weather contributed an additional $11 million of operating margin for distribution operations compared to the first quarter of 2013, particularly in Illinois due to the near-record cold. This cold weather also increased the operating margin for retail operations by $11 million, primarily related to Georgia and Illinois, compared to the first quarter of 2013. Additionally, we experienced increased natural gas price volatility that enabled us to capture value in wholesale services. As a result, our operating margin for wholesale services was $299 million higher than the same period in 2013. Wholesale services operating margin for the first quarter 2014 also includes $45 million related to 2013 year-to-date transportation and forward commodity derivative losses associated with 2014 transportation capacity. This is compared to $2 million of similar transportation derivative losses in the first quarter of 2013 related to 2012 year-to-date transportation and forward commodity derivative losses associated with 2013 transportation capacity. Excluding the favorable weather impacts at distribution operations and retail operations, we also achieved growth in our operating margins of $12 million during the first three months of 2014 primarily as a result of our 2013 acquisitions at retail operations.

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

We will continue to identify opportunities that arise as a result of attractive natural gas pricing relative to other fuel sources. Additionally, the sale of Tropical Shipping allows us to focus on growing our core business of operating regulated utilities and complementary non-regulated businesses. We will also continue to maintain our strong balance sheet and liquidity profile, solid investment grade ratings and our commitment to sustainable annual dividend growth.

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

We believe operating margin is a better indicator than operating revenues of the contribution resulting from customer growth in distribution operations, since the cost of goods sold and revenue tax expenses can vary significantly and are generally billed directly to our customers. We also consider operating margin to be a better indicator in retail operations, wholesale services and midstream operations, since it is a direct measure of operating margin generated before overhead costs. You should not consider operating margin an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income attributable to AGL Resources Inc. as determined in accordance with GAAP. In addition, our operating margin may not be comparable to similarly titled measures of other companies.

The following table reconciles operating revenue and operating margin to operating income, and EBIT to income before income taxes and net income, together with other consolidated financial information for the periods presented.

	Three months ended March 31, (1)
In millions, except per share amounts	2014	2013	Change
Operating revenues	$2,462	$1,612	$850
Cost of goods sold	(1,400)	(920)	(480)
Revenue tax expense (2)	(67)	(49)	(18)
Operating margin	995	643	352
Operating expenses	(470)	(402)	(68)
Revenue tax expense (2)	67	49	18
Operating income	592	290	302
Other income	3	5	(2)
EBIT	595	295	300
Interest expenses	(46)	(45)	(1)
Income before income taxes	549	250	299
Income tax expenses	(203)	(91)	(112)
Income from continuing operations	346	159	187
(Loss) income from discontinued operations	(50)	1	(51)
Net income	296	160	136
Less net income attributable to the noncontrolling interest	12	10	2
Net income attributable to AGL Resources Inc.	$284	$150	$134
Diluted earnings (loss) per common share information (3)
Continuing operations	$2.81	$1.26	$1.55
Discontinued operations	(0.43)	0.01	(0.44)
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$2.38	$1.27	$1.11
(1)
Amount includes prior period adjustments and the sale of Tropical Shipping. See Note 12 and Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein for additional information.

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

Weather (Heating Degree Days)				2014	2014
		Three months ended March 31,		vs. 2013	vs. normal
	Normal	2014	2013	colder	colder
Illinois (1) (2)	2,985	3,756	3,153	19%	26%
Georgia (1)	1,442	1,733	1,461	19%	20%
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

	Three months ended March 31,		2014 vs. 2013
Customers and service contracts (average end-use, in thousands)	2014	2013	% change
Distribution operations customers	4,532	4,501	1%
Retail operations
Energy customers (1)	636	613	4%
Service contracts (2)	1,197	997	20%
Market share in Georgia	31%	32%	(3)%
(1)	Increase primarily represents the addition of approximately 33,000 residential and commercial customer relationships acquired in Illinois in June 2013.
(2)	Increase primarily due to acquisition of approximately 500,000 service contracts on January 31, 2013. Prior year amount revised to reflect a change in methodology.

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

Segment Information Operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables:

	Three months ended March 31, 2014 (1)			Three months ended March 31, 2013 (1)
In millions	Operating margin (2) (3)	Operating expenses (3)	EBIT (2)	Operating margin (2) (3)	Operating expenses (3)	EBIT (2)
Distribution operations	$532	$304	$229	$496	$288	$211
Retail operations	126	46	80	107	38	69
Wholesale services	328	37	291	29	14	15
Midstream operations	8	12	(3)	12	11	2
Other (4)	3	6	(2)	1	4	(2)
Intercompany elimination	(2)	(2)	-	(2)	(2)	-
Consolidated	$995	$403	$595	$643	$353	$295
(1)	Amounts revised for prior period adjustments. For more information, see Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.
(2)
Operating margin is a non-GAAP measure. A reconciliation of operating revenue and operating margin to operating income, and EBIT to income before income taxes and net income is contained in “Results of Operations” herein. See Note 11 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein for additional segment information.

(3)	Operating margin and operating expenses are adjusted for revenue tax expense for Nicor Gas, which is passed directly through to customers.
(4)
Our "other" segment includes our investment in Triton, which was formerly part of our cargo shipping segment that is now classified as discontinued operations. For more information, see Note 12 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

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

With the exception of Atlanta Gas Light, our second-largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for natural gas consumed. Depreciation expense at distribution operations decreased by $10 million, primarily due to Nicor Gas’ new composite depreciation rate that became effective August 30, 2013, partially offset by capital investments. Nicor Gas’ lower composite depreciation rate did not impact customer rates. For the three months ended March 31, 2014 distribution operations’ EBIT increased by $18 million, or 9%, compared to the same period during the prior year, as shown in the following table.

In millions	Three months ended (1)
EBIT - for March 31, 2013	$211
Operating margin
Increased operating margin mainly driven by significantly colder-than-normal weather, higher customer usage and customer growth compared to prior year	24
Increased rider revenues primarily as a result of energy efficiency program recoveries at Nicor Gas	11
Increased revenues from regulatory infrastructure replacement programs, primarily at Atlanta Gas Light, and other	1
Increase in operating margin	36
Operating expenses
Increased variable compensation costs as a result of overtime related to colder-than-normal weather, higher earnings and the seasonality of earnings	16
Increased rider expenses primarily as a result of energy efficiency program expenses at Nicor Gas	11
Increased outside services and other expenses primarily from costs related to weather	3
Decreased depreciation expense primarily due to the impact of Nicor Gas’ new composite depreciation rate	(10)
Decreased pension and health benefits expenses primarily related to retiree health care costs and change in actuarial gains and losses	(4)
Increase in operating expenses	16
Decreased AFUDC equity from STRIDE projects at Atlanta Gas Light	(2)
EBIT - for March 31, 2014	$229
(1)	Amounts revised for prior period adjustments. For more information, see Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

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

In millions	Three months ended (1)
EBIT - for March 31, 2013	$69
Operating margin
Increased margin primarily due to retail acquisitions in 2013	12
Increased margin primarily related to average customer usage in Georgia due to colder-than-normal weather and increased demand relative to prior year, net of weather hedges	7
Increased margin in Illinois mainly due to favorable gas costs, lower supply agreement fees and timing of hedge gains, partially offset by unfavorable timing of revenue associated with fixed bill products	3
Decrease related to increased gas costs and lower retail price spreads	(5)
Increased margin for large commercial and industrial customers due to increased peaking sales	2
Increase in operating margin	19
Operating expenses
Increased expenses primarily due to retail acquisitions in 2013	5
Increased customer care and marketing expenses associated with attracting and retaining customers	2
Increased bad debt expense primarily related to colder-than-normal weather and higher natural gas prices	1
Increase in operating expenses	8
EBIT - for March 31, 2014	$80
(1)	Amounts revised for prior period adjustments. For more information, see Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

Wholesale Services

Our wholesale services segment is involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services and wholesale marketing. Sequent has positioned the business to generate positive economic earnings even under low volatility market conditions. However, when market price volatility increases as we experienced in the first quarter of 2014, we believe Sequent is well positioned to capture significant value and generate stronger results. EBIT for our wholesale services segment is impacted by volatility in the natural gas market arising from a number of factors, including weather fluctuations and changes in supply or demand for natural gas in different regions of the country. For the three months ended March 31, 2014, wholesale services’ EBIT increased by $276 million compared to prior year, as shown in the following table.

In millions	Three months ended (1)
EBIT - for March 31, 2013	$15
Operating margin
Change in commercial activity associated with the transportation and storage portfolios in the Northeast and Midwest largely driven by price volatility resulting from extremely cold temperatures	329
Change in value on storage derivatives as a result of changes in NYMEX natural gas prices	15
Change in LOCOM adjustment, net of derivative recoveries	(2)
Decreased operating margin due to sale of Compass Energy in May 2013	(4)
Change in value on transportation and forward commodity derivatives from price movements related to natural gas transportation positions	(39)
Increase in operating margin	299
Operating expenses
Increased incentive compensation costs due to higher operating revenues	25
Decreased expenses due to sale of Compass Energy in May 2013	(2)
Increase in operating expenses	23
EBIT - for March 31, 2014	$291
(1)	Amounts revised for prior period adjustments. For more information, see Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

The following table illustrates the components of wholesale services’ operating margin for the periods presented.

	Three months ended March 31,
In millions	2014	2013
Commercial activity recognized	$375	$50
Loss on storage derivatives	(2)	(17)
Inventory LOCOM adjustment, net of estimated current period recoveries	(2)	-
Loss on transportation and forward commodity derivatives	(43)	(4)
Operating margin	$328	$29

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

In millions	Three months ended
EBIT - for March 31, 2013	$2
Operating margin
Decreased margin at one of our storage facilities due to changes in estimates for retained fuel, partially offset by higher operating margin at Golden Triangle and Central Valley due to optimizing the facilities during the colder weather in 2014	(3)
Decreased margin at Jefferson Island, Golden Triangle and Central Valley as a result of lower subscription rates	(1)
Decrease in operating margin	(4)
Operating expenses
Increased depreciation expenses and other	1
Increase in operating expenses	1
EBIT - for March 31, 2014	$(3)

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

	AGL Resources			Nicor Gas
	Mar. 31,	Dec. 31,	Mar. 31,	Mar. 31,	Dec. 31,	Mar. 31,
	2014	2013	2013	2014	2013	2013
Debt-to-capitalization ratio as calculated from our unaudited Condensed Consolidated Statement of Financial Position	54%	58%	56%	53%	54%	42%
Adjustments (1)	-	(1)	(1)	1	1	1
Debt-to-capitalization ratio as calculated from our credit facilities	54%	57%	55%	54%	55%	43%
(1)
As defined in credit facilities, includes standby letters of credit, performance/surety bonds and excludes accumulated OCI items related to non-cash pension adjustments, other post-retirement benefits liability adjustments and accounting adjustments for cash flow hedges.

Cash Flows The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Three months ended March 31,
In millions	2014	2013	Variance
Net cash provided by (used in) (1):
Operating activities	$853	$850	$3
Investing activities	(164)	(256)	92
Financing activities	(501)	(576)	75
Net increase in cash and cash equivalents – continuing operations	186	14	172
Net increase in cash and cash equivalents – discontinued operations	2	4	(2)
Cash and cash equivalents (including held for sale) at beginning of period	105	131	(26)
Cash and cash equivalents (including held for sale) at end of period	293	149	144
Less cash and cash equivalents held for sale at end of period	26	27	(1)
Cash and cash equivalents at end of period	$267	$122	$145
(1)	Includes activity for discontinued operations.

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

Cash Flow from Investing Activities The $92 million decrease in cash flow used in investing activities was primarily the result of our $122 million acquisition of approximately 500,000 service plans during the first quarter of 2013. This decrease was partially offset by increased spending for PP&E expenditures of $14 million.

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

Other than the changes in our debt, see Note 7 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein, there were no significant changes to our contractual obligations described in Note 11 to our Consolidated Financial Statements and related notes as filed in Item 8 of our 2013 Form 10-K/A.

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

Accounting Developments

See “Accounting Developments” in Note 2 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Under the supervision of and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2014, the end of the period covered by this report. Based on their evaluation, at that time our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 was filed on April 29, 2014 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. Subsequent to that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plan

We are committed to remediating the material weakness by implementing changes to our internal control over financial reporting. We have already implemented additional procedures to address the underlying causes of the material weakness prior to filing this quarterly report on Form 10-Q/A, and we will continue to implement changes and improvements in the internal control over financial reporting to remediate the control deficiency that caused the material weakness. The following actions have been, are being, or are planned to be implemented:

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

AGL RESOURCES INC.
(Registrant)

Date: November 25, 2014                                                                           /s/ Andrew W. Evans
                           Executive Vice President and Chief Financial Officer