Form 10-Q/A
period 2014-06-30
AGL RESOURCES INC
filed 2014-11-26
CIK 1004155

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

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 (the “Original Filing”), to: (i) revise management’s conclusions regarding internal control over financial reporting and disclosure controls and procedures as of June 30, 2014; and (ii) revise the financial statements to adjust certain amounts in the accounting for revenue recognition related to certain of our regulatory infrastructure programs since 1998 and adjust our amortization of intangible assets for our customer relationships and trade names for the periods ended June 30, 2014 and 2013, as well as update other previously-identified immaterial adjustments. Accordingly, we hereby amend and replace in their entirety Items 1, 2, 4 and 6 in the Original Filing.

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

Except as indicated above, this Amended Filing does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and any documents filed by us with the Securities and Exchange Commission (SEC) subsequent to the Original Filing, including our amended Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on November 7, 2014, our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014, filed with the SEC on November 25, 2014, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014.

GLOSSARY OF KEY TERMS

2013 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 6, 2014
2013 Form 10-K/A	Our amended Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on November 7, 2014
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
REVISED

	As of
In millions, except share amounts	June 30, 2014	December 31, 2013	June 30, 2013
Current assets
Cash and cash equivalents	$122	$81	$153
Short-term investments	8	49	41
Receivables
Energy marketing	677	786	608
Gas, unbilled and other	520	736	403
Less allowance for uncollectible accounts	51	29	41
Total receivables, net	1,146	1,493	970

Inventories, net	460	658	522
Assets held for sale	257	283	289
Regulatory assets	165	114	74
Derivative instruments	105	99	113
Other	121	118	69
Total current assets	2,384	2,895	2,231
Long-term assets and other deferred debits
Property, plant and equipment	11,188	10,938	10,599
Less accumulated depreciation	2,400	2,295	2,240
Property, plant and equipment, net	8,788	8,643	8,359
Goodwill	1,827	1,827	1,822
Regulatory assets	726	705	880
Intangible assets	135	145	158
Derivative instruments	9	20	17
Other	312	315	241
Total long-term assets and other deferred debits	11,797	11,655	11,477
Total assets	$14,181	$14,550	$13,708
Current liabilities
Energy marketing trade payables	$724	$671	$628
Short-term debt	448	1,171	521
Other accounts payable - trade	319	421	336
Accrued expenses	213	203	163
Current portion of long-term debt	200	-	-
Regulatory liabilities	149	183	216
Temporary LIFO liquidation	116	-	84
Customer deposits and credit balances	107	136	114
Accrued environmental remediation liabilities	90	70	62
Derivative instruments	50	75	33
Liabilities held for sale	39	40	38
Other	140	148	153
Total current liabilities	2,595	3,118	2,348
Long-term liabilities and other deferred credits
Long-term debt	3,607	3,813	3,819
Accumulated deferred income taxes	1,675	1,628	1,534
Regulatory liabilities	1,565	1,518	1,510
Accrued pension and retiree welfare benefits	405	404	510
Accrued environmental remediation liabilities	379	377	406
Derivative instruments	12	5	6
Other	83	74	73
Total long-term liabilities and other deferred credits	7,726	7,819	7,858
Total liabilities and other deferred credits	10,321	10,937	10,206
Commitments, guarantees and contingencies (see Note 10)
Equity
Common stock, $5 par value; 750,000,000 shares authorized: outstanding: 119,464,063 shares at June 30, 2014, 118,888,876 shares at December 31, 2013 and 118,560,687 shares at June 30, 2013	598	595	594
Additional paid-in capital	2,073	2,054	2,037
Retained earnings	1,288	1,063	1,072
Accumulated other comprehensive loss	(133)	(136)	(209)
Treasury shares, at cost: 216,523 shares at June 30, 2014 and December 31, 2013 and June 30, 2013	(8)	(8)	(8)
Total common shareholders’ equity	3,818	3,568	3,486
Noncontrolling interest	42	45	16
Total equity	3,860	3,613	3,502
Total liabilities and equity	$14,181	$14,550	$13,708
See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
REVISED

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2014	2013	2014	2013
Operating revenues (includes revenue taxes of $26 and $94 for the three and six months in 2014 and $24 and $74 for the three and six months in 2013)	$889	$805	$3,351	$2,417
Operating expenses
Cost of goods sold	402	353	1,802	1,273
Operation and maintenance	211	204	500	435
Depreciation and amortization	95	103	188	205
Taxes other than income taxes	42	43	130	112
Total operating expenses	750	703	2,620	2,025
Gain on disposition of assets	-	11	-	11
Operating income	139	113	731	403
Other income	2	6	5	11
Interest expense, net	(45)	(44)	(91)	(89)
Income before income taxes	96	75	645	325
Income tax expense	37	30	240	121
Income from continuing operations	59	45	405	204
Income (loss) from discontinued operations, net of tax	1	(1)	(49)	-
Net income	60	44	356	204
Less net income attributable to the noncontrolling interest	2	1	14	11
Net income attributable to AGL Resources Inc.	$58	$43	$342	$193
Per common share information
Basic earnings (loss) per common share
Continuing operations	$0.48	$0.38	$3.30	$1.65
Discontinued operations	0.01	(0.01)	(0.42)	-
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.49	$0.37	$2.88	$1.65
Diluted earnings (loss) per common share
Continuing operations	$0.48	$0.38	$3.29	$1.64
Discontinued operations	0.01	(0.01)	(0.42)	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.49	$0.37	$2.87	$1.64
Cash dividends declared per common share	$0.49	$0.47	$0.98	$0.94
Weighted average number of common shares outstanding
Basic	118.8	117.8	118.7	117.6
Diluted	119.2	118.2	119.1	117.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
REVISED

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Net income	$60	$44	$356	$204
Other comprehensive income, net of tax
Retirement benefit plans
Reclassification of actuarial losses to net benefit cost (net of income tax of $2 and $3 for the three and six months ended June 30, 2014, and $3 and $5 for the three and six months ended June 30, 2013)	4	4	5	8
Reclassification of prior service credits to net benefit cost (net of income tax of $(1) for the six months ended June 30, 2013)	(1)	-	(1)	(1)
Retirement benefit plans	3	4	4	7
Cash flow hedges, net of tax
Net derivative instrument (losses) gains arising during the period (net of income tax of $1 for the three months ended June 30, 2013)	-	(1)	4	1
Reclassification of realized derivative instrument (gains) losses to net income (net of income tax of $(1) for the three and six months ended June 30, 2014 and $1 for the six months ended June 30, 2013)	(1)	(1)	(5)	1
Cash flow hedges, net	(1)	(2)	(1)	2
Other comprehensive income, net of tax	2	2	3	9
Comprehensive income	62	46	359	213
Less comprehensive income attributable to noncontrolling interest	2	1	14	11
Comprehensive income from continuing operations attributable to AGL Resources Inc.	$60	$45	$345	$202

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
REVISED

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2012 (1)	117.9	$590	$2,015	$990	$(218)	$(8)	$22	$3,391
Net income	-	-	-	193	-	-	11	204
Other comprehensive income	-	-	-	-	9	-	-	9
Dividends on common stock ($0.94 per share)	-	-	-	(111)	-	-	-	(111)
Distributions to noncontrolling interests	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(6)	-	-	-	-	(6)
Stock issued, dividend reinvestment plan	0.1	1	5	-	-	-	-	6
Stock issued, share-based compensation, net of forfeitures	0.6	3	18	-	-	-	-	21
Stock-based compensation expense, net of tax	-	-	5	-	-	-	-	5
Balance as of June 30, 2013	118.6	$594	$2,037	$1,072	$(209)	$(8)	$16	$3,502

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2013 (1)	118.9	$595	$2,054	$1,063	$(136)	$(8)	$45	$3,613
Net income	-	-	-	342	-	-	14	356
Other comprehensive income	-	-	-	-	3	-	-	3
Dividends on common stock ($0.98 per share)	-	-	-	(117)	-	-	-	(117)
Distributions to noncontrolling interests	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(12)	-	-	-	-	(12)
Stock issued, dividend reinvestment plan	-	-	6	-	-	-	-	6
Stock issued, share-based compensation, net of forfeitures	0.6	3	17	-	-	-	-	20
Stock-based compensation expense, net of tax	-	-	8	-	-	-	-	8
Balance as of June 30, 2014	119.5	$598	$2,073	$1,288	$(133)	$(8)	$42	$3,860
1) Includes correcting adjustments for the years ended December 31, 1998 through 2012. See Note 13 for additional information.
See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
REVISED

	Six months ended
	June 30,
In millions	2014	2013
Cash flows from operating activities
Net income	$356	$204
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	188	205
Loss from discontinued operations, net of taxes	49	-
Deferred income taxes	13	(20)
Change in derivative instrument assets and liabilities	(13)	14
Gain on disposition of assets	-	(11)
Changes in certain assets and liabilities
Inventories, net of temporary LIFO liquidation	314	261
Receivables, other than energy marketing	238	272
Energy marketing receivables and trade payables, net	162	81
Accrued expenses	10	31
Prepaid taxes	(11)	57
Trade payables, other than energy marketing	(61)	(15)
Deferred/accrued natural gas costs	(129)	40
Other, net	55	31
Net cash flow provided by operating activities for discontinued operations	4	11
Net cash flow provided by operating activities	1,175	1,161
Cash flows from investing activities
Expenditures for property, plant and equipment	(332)	(315)
Net decrease in short-term investments	41	15
Acquisitions of assets	-	(122)
Disposition of assets	-	12
Other	4	-
Net cash flow used in investing activities for discontinued operations	(13)	(3)
Net cash flow used in investing activities	(300)	(413)
Cash flows from financing activities
Net repayments of commercial paper	(723)	(857)
Dividends paid on common shares	(117)	(111)
Distribution to noncontrolling interest	(17)	(17)
Payment of senior notes	-	(225)
Issuance of senior notes	-	494
Other, net	14	21
Net cash flow used in financing activities	(843)	(695)
Net increase in cash and cash equivalents - continuing operations	41	45
Net (decrease) increase in cash and cash equivalents - discontinued operations	(9)	8
Cash and cash equivalents (including held for sale) at beginning of period	105	131
Cash and cash equivalents (including held for sale) at end of period	137	184
Less cash and cash equivalents held for sale at end of period	15	31
Cash and cash equivalents (excluding held for sale) at end of period	$122	$153
Cash paid during the period for
Interest	$95	$89
Income taxes	$207	$60
Non cash financing transaction
Refinancing of gas facility revenue bonds	$-	$200

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

The December 31, 2013 Condensed Consolidated Statement of Financial Position data was derived from our revised audited consolidated financial statements filed on November 7, 2014, but does not include all disclosures required by GAAP. We have prepared the accompanying unaudited Condensed Consolidated Financial Statements under the rules and regulations of the SEC. In accordance with such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. Our unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our 2013 Form 10-K/A filed on November 7, 2014.

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

Discontinued Operations On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. We closed on the sale of Tropical Shipping in September 2014. The assets and liabilities of these businesses are classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position, and the financial results of these businesses are reflected as discontinued operations on the unaudited Condensed Consolidated Statements of Income. Amounts shown in the following notes, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not a part of the sale and has been reclassified into our “other” segment. See Note 12 for additional information.

Note 2 - Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2013 Form 10-K/A. Other than as described in Note 13, there were no significant changes to our accounting policies during the six months ended June 30, 2014.

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

In millions	Distribution Operations	Retail Operations	Midstream Operations	Consolidated (1)
Goodwill - December 31, 2012	$1,640	$122	$14	$1,776
2013 activity	-	46	-	46
Goodwill - June 30, 2013	$1,640	$168	$14	$1,822

Goodwill - December 31, 2013	$1,640	$173	$14	$1,827
Goodwill - June 30, 2014	$1,640	$173	$14	$1,827
(1)	Excludes goodwill at Tropical Shipping now classified as held for sale. See Note 12 for additional information.

Other Income

Our other income is detailed in the following table. For more information on our equity method investment income, see Note 9.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Equity method investment income	$1	$2	$4	$5
AFUDC - equity	1	2	2	5
Other, net	-	2	(1)	1
Total other income	$2	$6	$5	$11

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

	Three months ended June 30, (1)		Six months ended June 30, (1)
In millions (except per share amounts)	2014	2013	2014	2013
Income from continuing operations (2)	$57	$44	$391	$193
Income (loss) from discontinued operations, net of tax (3)	1	(1)	(49)	-
Net income attributable to AGL Resources Inc.	$58	$43	$342	$193
Denominator:
Basic weighted average number of shares outstanding (4)	118.8	117.8	118.7	117.6
Effect of dilutive securities	0.4	0.4	0.4	0.3
Diluted weighted average number of shares outstanding	119.2	118.2	119.1	117.9

Basic earnings (loss) per share
From continuing operations	$0.48	$0.38	$3.30	$1.65
From discontinued operations	0.01	(0.01)	(0.42)	-
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.49	$0.37	$2.88	$1.65
Diluted earnings (loss) per share
From continuing operations	$0.48	$0.38	$3.29	$1.64
From discontinued operations	0.01	(0.01)	(0.42)	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.49	$0.37	$2.87	$1.64
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.
(2)	Excludes net income attributable to the noncontrolling interest.
(3)	For additional information on our discontinued operations, see Note 12.
(4)	Daily weighted average shares outstanding.

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

In millions	June 30, 2014 (1)	December 31, 2013 (1)	June 30, 2013 (1)
Regulatory assets
Deferred natural gas costs	$79	$1	$-
Recoverable ERC	33	45	27
Recoverable pension and retiree welfare benefit costs	9	9	19
Other	44	59	28
Total regulatory assets - current	165	114	74
Recoverable ERC	454	433	458
Recoverable regulatory infrastructure program costs	58	55	98
Recoverable pension and retiree welfare benefit costs	94	99	188
Long-term debt fair value adjustment	78	82	86
Other	42	36	50
Total regulatory assets - long-term	726	705	880
Total regulatory assets	$891	$819	$954
Regulatory liabilities
Accrued natural gas costs	$41	$92	$130
Bad debt over collection	39	41	39
Accumulated removal costs	27	27	17
Deferred seasonal rates	8	-	8
Other	34	23	22
Total regulatory liabilities - current	149	183	216
Accumulated removal costs	1,478	1,445	1,431
Regulatory income tax liability	27	27	26
Unamortized investment tax credit	24	26	27
Bad debt over collection	9	17	20
Other	27	3	6
Total regulatory liabilities - long-term	1,565	1,518	1,510
Total regulatory liabilities	$1,714	$1,701	$1,726
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.

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

In millions
June 30, 2014	$109
December 31, 2013	$93
June 30, 2013	$79

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

Our ERC liabilities are estimates of future remediation costs for investigation and cleanup of our current and former operating sites that are contaminated. These estimates are based on conventional engineering estimates and the use of probabilistic models of potential costs when such estimates cannot be made, on an undiscounted basis. As cleanup options and plans mature and cleanup contracts are entered into, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. These estimates contain various engineering assumptions, which we refine and update on an ongoing basis. These liabilities do not include other potential expenses, such as unasserted property damage claims, personal injury or natural resource damage claims, legal expenses or other costs for which we may be held liable but for which we cannot reasonably estimate an amount. The following table provides additional information on the costs related to remediation of our current and former operating sites as of June 30, 2014 and reflects changes in estimates since December 31, 2013.

In millions	Probabilistic model cost estimates	Engineering estimates	Amount recorded		Expected costs over next 12 months
Illinois	$205 - $462	$46	$251		$37
New Jersey	126 - 196	3	129		32
Georgia and Florida	66 - 106	9	78		14
North Carolina (1)	n/a	11	11		7
Total	$397 - $764	$69	$469	(2)	$90
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

	June 30, 2014	December 31, 2013	June 30, 2013
AGL Credit Facility	52%	57%	54%
Nicor Gas Credit Facility	52%	55%	43%

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

	2014			2013
In millions (1)	Cash flow hedges	Retirement benefit plans	Total	Cash flow hedges	Retirement benefit plans	Total
For the three months ended June 30
As of beginning of period	$1	$(136)	$(135)	$1	$(212)	$(211)
OCI, before reclassifications	-	-	-	(1)	-	(1)
Amounts reclassified from accumulated OCI	(1)	3	2	(1)	4	3
Net current-period other comprehensive (loss) income	(1)	3	2	(2)	4	2
As of end of period	$-	$(133)	$(133)	$(1)	$(208)	$(209)

For the six months ended June 30
As of beginning of period	$1	$(137)	$(136)	$(3)	$(215)	$(218)
OCI, before reclassifications	4	-	4	1	-	1
Amounts reclassified from accumulated OCI	(5)	4	(1)	1	7	8
Net current-period other comprehensive income	(1)	4	3	2	7	9
As of end of period	$-	$(133)	$(133)	$(1)	$(208)	$(209)
(1)	All amounts are net of income taxes. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

The following table provides details of the reclassifications out of accumulated other comprehensive loss and the impact on net income.

	Three months ended June 30,		Six months ended June 30,
In millions (1)	2014	2013	2014	2013
Cash flow hedges
Cost of goods sold (natural gas contracts)	$2	$1	$5	$1
Operation and maintenance expense (natural gas contracts)	-	-	1	-
Interest expense (interest rate contracts)	-	-	-	(3)
Total before income tax	2	1	6	(2)
Income tax benefit	(1)	-	(1)	1
Total cash flow hedges	1	1	5	(1)
Retirement benefit plans
Operation and maintenance expense (actuarial losses) (2)	(6)	(7)	(8)	(13)
Operation and maintenance expense (prior service credits) (2)	1	-	1	2
Total before income tax	(5)	(7)	(7)	(11)
Income tax benefit	2	3	3	4
Total retirement benefit plans	(3)	(4)	(4)	(7)
Total reclassification for the period	$(2)	$(3)	$1	$(8)
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

	June 30, 2014 (1)			December 31, 2013 (1)			June 30, 2013 (1)
In millions	Consolidated	SouthStar (2)	% (3)	Consolidated	SouthStar (2)	% (3)	Consolidated	SouthStar (2)	% (3)
Current assets	$2,384	$195	8%	$2,895	$264	9%	$2,231	$135	6%
Goodwill and intangible assets	1,962	129	7	1,972	133	7	1,980	-	-
Long-term assets and other deferred debits	9,835	17	-	9,683	13	-	9,497	10	-
Total assets	$14,181	$341	2%	$14,550	$410	3%	$13,708	$145	1%
Current liabilities	$2,595	$55	2%	$3,118	$95	3%	$2,348	$40	2%
Long-term liabilities and other deferred credits	7,726	-	-	7,819	-	-	7,858	-	-
Total Liabilities	10,321	55	1	10,937	95	1	10,206	40	-
Equity	3,860	286	7	3,613	315	9	3,502	105	3
Total liabilities and equity	$14,181	$341	2%	$14,550	$410	3%	$13,708	$145	1%
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.
(2)	These amounts reflect information for SouthStar and exclude intercompany eliminations and the balances of our wholly owned subsidiary with an 85% ownership interest in SouthStar.
(3)	SouthStar’s percentage of the amount on our Statements of Financial Position.

The following table provides information on SouthStar’s operating revenues and operating expenses for the periods presented, which are consolidated within our unaudited Condensed Consolidated Statements of Income.

	Three months ended June 30, (1)		Six months ended June 30, (1)
In millions	2014	2013	2014	2013
Operating revenues	$145	$116	$519	$366
Operating expenses
Cost of goods sold	111	95	381	259
Operation and maintenance	20	15	43	33
Depreciation and amortization	2	-	5	1
Taxes other than income taxes	1	1	1	1
Total operating expenses	134	111	430	294
Operating income	$11	$5	$89	$72
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.

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

On April 4, 2014 we entered into a definitive agreement to sell Tropical Shipping, which historically operated within our cargo shipping segment. The assets and liabilities of these businesses are classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position, and the financial results of these businesses are reflected as discontinued operations on the unaudited Condensed Consolidated Statements of Income. Amounts shown in this note, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which is not a part of the sale and has been reclassified into our “other” segment. See Note 12 for additional information. Our "other" segment includes aggregated subsidiaries that are not significant on a stand-alone basis and that do not fit into one of our other four operating segments.

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

We also are involved in several related and complementary businesses. Our retail operations segment includes retail natural gas marketing to end-use customers primarily in Georgia and Illinois. Additionally, retail operations provide home protection products and services. Our wholesale services segment engages in natural gas storage and gas pipeline arbitrage and related activities. Additionally, they provide natural gas asset management and/or related logistics services for each of our utilities except Nicor Gas, as well as for nonaffiliated companies. Our midstream operations segment includes our non-utility storage and pipeline operations, including the operation of high-deliverability natural gas storage assets. Our “other” segment includes aggregated subsidiaries that are individually not significant on a stand-alone basis and that do not fit into one of our operating segments.

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

Information by segment on our Statements of Financial Position as of December 31, 2013 is as follows:

In millions	Identifiable and total assets (1) (2)	Goodwill
Distribution operations	$11,634	$1,640
Retail operations	685	173
Wholesale services	1,163	-
Midstream operations	713	14
Other (3)	10,160	-
Intercompany eliminations	(10,088)	-
Consolidated	$14,267	$1,827
(1)	Identifiable assets are those assets used in each segment’s operations and exclude assets held for sale.
(2)	Amounts revised to include prior period adjustments. See Note 13 for additional information.
(3)	Includes our investment in Triton that was previously part of the cargo shipping segment.

Summarized Statements of Income, Statements of Financial Position and capital expenditure information by segment as of and for the periods presented are shown in the following tables.

Three months ended June 30, 2014 (1)

In millions	Distribution operations	Retail operations	Wholesale services (2)	Midstream operations	Other (3)	Intercompany eliminations	Consolidated
Operating revenues from external parties	$656	$176	$47	$17	$1	$(8)	$889
Intercompany revenues	43	1	-	-	-	(44)	-
Total operating revenues	699	177	47	17	1	(52)	889
Operating expenses
Cost of goods sold	315	119	7	11	-	(50)	402
Operation and maintenance	159	34	13	7	-	(2)	211
Depreciation and amortization	78	6	1	4	6	-	95
Taxes other than income taxes	40	1	-	2	(1)	-	42
Total operating expenses	592	160	21	24	5	(52)	750
Operating income (loss)	107	17	26	(7)	(4)	-	139
Other income (expense)	3	-	(2)	-	1	-	2
EBIT	$110	$17	$24	$(7)	$(3)	$-	$141
Capital expenditures	$158	$3	$-	$5	$5	$-	$171

Three months ended June 30, 2013 (1)

In millions	Distribution operations	Retail operations	Wholesale services (2)	Midstream operations	Other (3)	Intercompany eliminations	Consolidated
Operating revenues from external parties	$602	$165	$21	$15	$3	$(1)	$805
Intercompany revenues	43	-	-	-	-	(43)	-
Total operating revenues	645	165	21	15	3	(44)	805
Operating expenses
Cost of goods sold	266	115	10	4	-	(42)	353
Operation and maintenance	158	32	10	6	-	(2)	204
Depreciation and amortization	88	6	1	4	4	-	103
Taxes other than income taxes	38	1	-	2	2	-	43
Total operating expenses	550	154	21	16	6	(44)	703
Gain on disposition of assets	-	-	11	-	-	-	11
Operating income (loss)	95	11	11	(1)	(3)	-	113
Other income	4	-	-	1	1	-	6
EBIT	$99	$11	$11	$-	$(2)	$-	$119
Capital expenditures	$158	$3	$-	$4	$3	$-	$168

Six months ended June 30, 2014 (1)

In millions	Distribution operations	Retail operations	Wholesale services (2)	Midstream operations	Other (3)	Intercompany eliminations	Consolidated
Operating revenues from external parties	$2,382	$582	$378	$61	$4	$(56)	$3,351
Intercompany revenues	118	1	-	-	-	(119)	-
Total operating revenues	2,500	583	378	61	4	(175)	3,351
Operating expenses
Cost of goods sold	1,517	399	10	47	-	(171)	1,802
Operation and maintenance	370	71	49	13	1	(4)	500
Depreciation and amortization	156	14	1	9	8	-	188
Taxes other than income taxes	122	2	1	3	2	-	130
Total operating expenses	2,165	486	61	72	11	(175)	2,620
Operating income (loss)	335	97	317	(11)	(7)	-	731
Other income (expense)	4	-	(2)	1	2	-	5
EBIT	$339	$97	$315	$(10)	$(5)	$-	$736
Identifiable and total assets (4)	$11,515	$671	$1,207	$699	$9,499	$(9,667)	$13,924
Capital expenditures	$308	$6	$1	$5	$12	$-	$332

Six months ended June 30, 2013 (1)

In millions	Distribution operations	Retail operations	Wholesale services (2)	Midstream operations	Other (3)	Intercompany eliminations	Consolidated
Operating revenues from external parties	$1,857	$467	$60	$39	$4	$(10)	$2,417
Intercompany revenues	98	-	-	-	-	(98)	-
Total operating revenues	1,955	467	60	39	4	(108)	2,417
Operating expenses
Cost of goods sold	1,031	310	20	16	-	(104)	1,273
Operation and maintenance	343	63	23	12	(2)	(4)	435
Depreciation and amortization	176	12	1	8	8	-	205
Taxes other than income taxes	102	2	1	3	4	-	112
Total operating expenses	1,652	387	45	39	10	(108)	2,025
Gain on disposition of assets	-	-	11	-	-	-	11
Operating income (loss)	303	80	26	-	(6)	-	403
Other income	7	-	-	2	2	-	11
EBIT	$310	$80	$26	$2	$(4)	$-	$414
Identifiable and total assets (4)	$11,088	$634	$1,008	$715	$9,668	$(9,694)	$13,419
Capital expenditures	$295	$4	$-	$8	$8	$-	$315
(1)	Amounts revised to include prior period adjustments. See Note 13 for additional information.
(2)	Wholesale services records its energy marketing and risk management revenues on a net basis. A reconciliation of our operating revenues and our intercompany revenues is shown in the following table.

In millions	Third party gross revenues	Intercompany revenues	Total gross revenues	Less gross gas costs	Operating revenues
Three months ended June 30, 2014	$2,379	$160	$2,539	$2,492	$47
Three months ended June 30, 2013	1,982	103	2,085	2,064	21
Six months ended June 30, 2014	6,428	458	6,886	6,508	378
Six months ended June 30, 2013	4,076	243	4,319	4,259	60

(3)	Our “other” segment now also includes our investment in Triton, which was part of our cargo shipping segment and has been classified as discontinued operations. For more information see Note 12.
(4)	Identifiable assets are those used in each segment’s operations and exclude assets held for sale.

Note 12 - Discontinued Operations

On September 1, 2014, we closed on the sale of Tropical Shipping to an unrelated third party. The after-tax cash proceeds and distributions from the transaction were $225 million. We determined that the cumulative foreign earnings of Tropical Shipping would no longer be indefinitely reinvested offshore. Accordingly, we recognized income tax expense of $60 million, of which $31 million was recorded in the first quarter of 2014 and the remaining $29 million was recorded in the third quarter of 2014 related to the cumulative foreign earnings for which no tax liabilities had been previously recorded, resulting in our repatriation of $86 million in cash. As of June 30, 2014, we had $55 million of deferred income tax liabilities on our unaudited Condensed Consolidated Statements of Financial Position related to the cumulative earnings of our foreign subsidiaries that have not been repatriated.

During the first quarter of 2014, based upon the negotiated sales price, we also recorded a goodwill impairment charge of $19 million, for which there is no income tax benefit. Additionally, we recognized a $4 million charge in the second quarter of 2014 related to the suspension of depreciation and amortization for assets that we were not compensated for by the buyer. The assets and liabilities of Tropical Shipping classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position are as follows:

	June 30,	December 31,	June 30,
In millions	2014	2013	2013
Current assets
Cash and cash equivalents	$15	$24	$31
Short-term investments	3	1	1
Receivables	35	36	34
Inventories	9	9	8
Other	2	1	1
Total current assets	64	71	75
Long-term assets and other deferred debits
Property, plant and equipment, net	127	124	125
Goodwill	42	61	61
Intangible assets	19	19	20
Other	5	8	8
Total long-term assets and other deferred debits	193	212	214
Total assets held for sale	$257	$283	$289
Current liabilities
Other accounts payable - trade	$9	$11	$8
Accrued expenses	7	7	6
Other	23	22	24
Total current liabilities	39	40	38
Total liabilities held for sale	$39	$40	$38

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

Note 13 - Revision to Prior Period Financial Statements

In October 2014, we identified an accounting issue in our revenue recognition related to certain of our regulatory infrastructure programs. Historically, our regulatory accounting models used to record revenues under these programs did not differentiate between allowable costs based on what the regulator has approved compared to an incurred cost that would otherwise be charged to expense under the accounting literature. Specifically, Accounting Standards Codification (ASC) 980 - Regulated Operations prohibits capitalizing allowed, but not incurred, costs such as shareholder return, even if allowed by a respective state regulatory body. Shareholder returns and other allowed, but not incurred, costs can generally only be recognized in earnings when they are collected through rates. This change is only applicable to our distribution operations segment and primarily affects our operating revenues, operation and maintenance expense, depreciation and amortization, interest expense and income tax expense amounts.

The adjustments impacted each year since 1998. The cumulative decrease to January 1, 2013 retained earnings as a result of the adjustments was $45 million. The cumulative decrease through June 30, 2014 results in a decrease of $95 million to regulatory assets and $14 million to plant, property, and equipment. This adjustment resulted in a decrease to net income of $5 million and $9 million for the three and six months ended June 30, 2014 and $5 million and $9 million for the three and six months ended June 30 2013, respectively. These amounts will be recognized in future periods, when collected through rates from customers.

Additionally, we recorded other adjustments that we identified for prior periods that were included for completeness. The most significant of these includes the intangible asset amortization. We have determined that our use of the straight-line method of amortizing our customer relationships and trade names was not applied consistent with the requirements of ASC 350 Intangibles-Goodwill and Other (ASC 350). ASC 350 requires that an intangible asset be amortized over its useful life in a manner to reflect the pattern in which the economic benefits of the intangible assets are consumed. The impact for this adjustment was an increase to depreciation and amortization expense of $1 million each for the three months ended June 30, 2014 and 2013 and $3 million and $2 million for the six months ended June 30, 2014 and 2013, respectively. These amounts were generally offset within our unaudited Condensed Consolidated Statements of Income by the previously discussed adjustments related to our regulatory infrastructure programs for the deferral of depreciation expenses. Additionally, these adjustments resulted in a decrease to intangible assets, net of $12 million and $6 million as of June 30, 2014 and 2013, respectively. We have determined that we should be utilizing the undiscounted cash flows as a basis to amortize these assets. Other previously identified immaterial uncorrected amounts are reflected in the revised amounts.

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

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
In millions, except per share amounts	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised
Operating revenues	$902	$(13)	$889	$3,376	$(25)	$3,351
Operating expenses
Cost of goods sold	402	-	402	1,802	-	1,802
Operation and maintenance	211	-	211	500	-	500
Depreciation and amortization	95	-	95	188	-	188
Taxes other than income taxes	42	-	42	130	-	130
Total operating expenses	750	-	750	2,620	-	2,620
Operating income	152	(13)	139	756	(25)	731
Other income	2	-	2	5	-	5
Interest expense, net	(48)	3	(45)	(96)	5	(91)
Income before income taxes	106	(10)	96	665	(20)	645
Income tax expense	41	(4)	37	248	(8)	240
Income from continuing operations	65	(6)	59	417	(12)	405
Income (loss) from discontinued operations	1	-	1	(49)	-	(49)
Net income	66	(6)	60	368	(12)	356
Less net income attributable to the noncontrolling interest	2	-	2	14	-	14
Net income attributable to AGL Resources Inc.	$64	$(6)	$58	$354	$(12)	$342
Per common share information
Basic earnings (loss) per common share (2)
Continuing operations	$0.53	$(0.05)	$0.48	$3.40	$(0.10)	$3.30
Discontinued operations	0.01	-	0.01	(0.42)	-	(0.42)
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.54	$(0.05)	$0.49	$2.98	$(0.10)	$2.88
Diluted earnings (loss) per common share (2)
Continuing operations	$0.53	$(0.05)	$0.48	$3.39	$(0.10)	$3.29
Discontinued operations	0.01	-	0.01	(0.42)	-	(0.42)
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.54	$(0.05)	$0.49	$2.97	$(0.10)	$2.87
(1)	Reflects the reclassification of the Tropical Shipping amounts as discontinued operations, as filed in the Original Filing.
(2)	Excludes net income attributable to the noncontrolling interest.

	For the three months ended			For the six months ended
	June 30, 2013			June 30, 2013
In millions, except per share amounts	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised
Operating revenues	$816	$(11)	$805	$2,438	$(21)	$2,417
Operating expenses
Cost of goods sold	353	-	353	1,273	-	1,273
Operation and maintenance	205	(1)	204	437	(2)	435
Depreciation and amortization	103	-	103	206	(1)	205
Taxes other than income taxes	43	-	43	112	-	112
Total operating expenses	704	(1)	703	2,028	(3)	2,025
Gain on disposition of assets	11	-	11	11	-	11
Operating income	123	(10)	113	421	(18)	403
Other income	7	(1)	6	12	(1)	11
Interest expense, net	(46)	2	(44)	(92)	3	(89)
Income before income taxes	84	(9)	75	341	(16)	325
Income tax expense	33	(3)	30	127	(6)	121
Income from continuing operations	51	(6)	45	214	(10)	204
Loss from discontinued operations	(1)	-	(1)	-	-	-
Net income	50	(6)	44	214	(10)	204
Less net income attributable to the noncontrolling interest	1	-	1	11	-	11
Net income attributable to AGL Resources Inc.	$49	$(6)	$43	$203	$(10)	$193
Per common share information
Basic earnings per common share (2)
Continuing operations	$0.42	$(0.04)	$0.38	$1.72	$(0.07)	$1.65
Discontinued operations	(0.01)	-	(0.01)	-	-	-
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.41	$(0.04)	$0.37	$1.72	$(0.07)	$1.65
Diluted earnings (loss) per common share (2)
Continuing operations	$0.42	$(0.04)	$0.38	$1.72	$(0.08)	$1.64
Discontinued operations	(0.01)	-	(0.01)	-	-	-
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.41	$(0.04)	$0.37	$1.72	$(0.08)	$1.64
(1)	Reflects the reclassification of the Tropical Shipping amounts as discontinued operations, as filed in our Original Filing.
(2)	Excludes net income attributable to the noncontrolling interest.

	As of June 30, 2014		As of June 30, 2013
In millions	As filed (1)	Revised	As filed (1)	Revised
Current assets
Regulatory assets	$211	$165	$120	$74
Other	122	121	69	69
Total current assets	2,431	2,384	2,277	2,231
Long-term assets and other deferred debits
Property, plant and equipment	11,202	11,188	10,613	10,599
Less accumulated depreciation	2,401	2,400	2,240	2,240
Property, plant and equipment, net	8,801	8,788	8,373	8,359
Regulatory assets	775	726	898	880
Intangible assets	147	135	164	158
Other	312	312	244	241
Total long-term assets and other deferred debits	11,871	11,797	11,518	11,477
Total assets	$14,302	$14,181	$13,795	$13,708

Current liabilities
Accrued expenses	$213	$213	$164	$163
Total current liabilities	2,596	2,595	2,349	2,348
Long-term liabilities and other deferred credits
Accumulated deferred income taxes	1,721	1,675	1,567	1,534
Total long-term liabilities and other deferred credits	7,772	7,726	7,891	7,858
Total liabilities and other deferred credits	$10,368	$10,321	$10,240	$10,206

Equity
Additional paid-in capital	$2,072	$2,073	$2,035	$2,037
Retained earnings	1,363	1,288	1,127	1,072
Total equity	3,934	3,860	3,555	3,502
Total liabilities and equity	$14,302	$14,181	$13,795	$13,708
(1)	Reflects the reclassification of the Tropical Shipping amounts as held for sale, as filed in our Original Filing.

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
In millions	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised
Cash flows from operating activities
Net income	$368	$(12)	$356	$214	$(10)	$204
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	188	-	188	206	(1)	205
Deferred income taxes	21	(8)	13	(14)	(6)	(20)
Changes to certain assets and liabilities
Other, net	35	20	55	14	17	31
Net cash flow provided by operating activities	$1,175	-	$1,175	$1,161	-	$1,161
(1)	Reflects the reclassification of the Tropical Shipping amounts as discontinued operations, as filed in our Original Filing.

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

	June 30, 2014			June 30, 2013
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships
Retail operations as reported	$130	$(20)	$110	$131	$(10)	$121
Adjustments	-	(14)	(14)	-	(7)	(7)
Revised total	$130	$(34)	$96	$131	$(17)	$114
Trade names
Retail operations as reported	$45	$(8)	$37	$46	$(3)	$43
Adjustments	-	2	2	-	1	1
Revised total	$45	$(6)	$39	$46	$(2)	$44

Note 14 - Subsequent Event

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

In April 2014, we entered into a definitive agreement to sell Tropical Shipping. We closed on the sale of Tropical Shipping in September 2014. During the first quarter of 2014, we recorded income tax expense of $31 million related to Tropical Shipping’s cumulative foreign earnings for which income taxes had not previously been recorded. We also recorded a goodwill impairment charge of $19 million, for which there is no income tax benefit, during the first quarter of 2014 based upon the negotiated sale price. The cargo shipping segment also included our investment in Triton, which has been reclassified into our “other” segment. Accordingly, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to continuing operations exclude assets held for sale and discontinued operations. The sale of Tropical Shipping will allow us to focus on growing our core business of operating regulated utilities and complementary non-regulated energy businesses and provide us with flexibility around our long-term financing plans. For additional information on our discontinued operations, see Note 12 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

For the second quarter of 2014, our net income attributable to AGL Resources Inc. was $58 million, an increase of $15 million compared to the same period in 2013. The increase was primarily the result of increased EBIT at distribution operations and retail operations due to increased average customer usage, increased regulatory infrastructure program revenues at Atlanta Gas Light, the acquisition of retail energy customers in June 2013, as well as lower depreciation expense at Nicor Gas. The increase was also favorably impacted by increases in operating margin at wholesale services due to higher commercial activity and net hedge gains. These increases were partially offset by a decrease in margin at midstream operations due to a retained fuel true-up at one of our storage facilities as a result of naturally occurring shrinkage of the caverns and the $11 million pre-tax gain on sale of Compass Energy in the second quarter of 2013 at wholesale services.

Our operating and maintenance expenses in the second quarter of 2014 were slightly higher compared to the same period last year mainly as a result of our June 2013 acquisition at retail operations. For the second quarter of 2014, our income tax expense increased by $7 million compared to the second quarter of 2013. The increase was primarily due to higher consolidated earnings, as previously discussed.

In the first six months of 2014, our net income attributable to AGL Resources Inc. was $342 million, an increase of $149 million compared to the same period in 2013, as we benefited from significantly colder-than-normal weather in most of our businesses as compared to slightly colder-than-normal weather in the first half of 2013. This cold weather contributed an additional $11 million of operating margin for distribution operations compared to the first half of 2013, particularly in Illinois due to the near-record cold. This cold weather also increased the operating margin for retail operations by $12 million, primarily related to Georgia compared to the first half of 2013. Excluding the favorable weather impacts at distribution operations and retail operations, we also achieved growth in our operating margins of $15 million during the first half of 2014 primarily as a result of our 2013 acquisitions at retail operations. Additionally, we experienced natural gas volatility that enabled us to capture value and increase wholesale services’ operating margin by $330 million. These increases were partially offset by decrease in margin at midstream operations due to a retained fuel true-up at one of our storage facilities as a result of naturally occurring shrinkage of the caverns and the $11 million pre-tax gain on sale of Compass Energy in the second quarter of 2013.

In the first half of 2014, our operating expenses were higher compared to the same period last year as a result of an increase in incentive compensation, as we experienced a higher concentration of our annual forecasted earnings in the first half of 2014 as compared to last year. Additionally, our operation and maintenance expense increased at Nicor Gas associated with the significantly colder-than-normal weather, as our employees worked extensive hours to ensure the safe and reliable delivery of natural gas to our customers. Our income tax expense increased by $119 million for the first half of 2014 compared to the first half of 2013, primarily due to higher consolidated earnings.

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

•
Wholesale Services: Maximize strong storage and transportation positions, including the creation of additional economic value in 2014; effectively perform on existing asset management agreements and expand customer base and maintain cost structure in line with market fundamentals. We anticipate low volatility in certain areas of our portfolio; however, we expect a continuation of volatility in the supply-constrained Northeast corridor in the near-term. We continue to position our business model to secure sufficient supplies of natural gas to meet the needs of our utility customers and to hedge gas prices to effectively manage costs, reduce price volatility and maintain a competitive advantage. We experienced increased natural gas price volatility that enabled us to capture value in wholesale services. As a result, wholesale services’ operating margin for the first half of 2014 was $328 million higher than the same period in 2013. Wholesale services operating margin for the first half of 2014 also includes $31 million related to year-to-date transportation and forward commodity derivative losses associated with July 2014 and forward transportation capacity. This is compared to $18 million of similar transportation derivative losses in the first half of 2013 related to July 2013 and forward transportation capacity.

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

	Three months ended June 30, (1)			Six months ended June 30, (1)
In millions, except per share amounts	2014	2013	Change	2014	2013	Change
Operating revenues	$889	$805	$84	$3,351	$2,417	$934
Cost of goods sold	(402)	(353)	(49)	(1,802)	(1,273)	(529)
Revenue tax expense (2)	(25)	(24)	(1)	(92)	(73)	(19)
Operating margin	462	428	34	1,457	1,071	386
Operating expenses	(348)	(350)	2	(818)	(752)	(66)
Revenue tax expense (2)	25	24	1	92	73	19
Gain on disposition of assets	-	11	(11)	-	11	(11)
Operating income	139	113	26	731	403	328
Other income	2	6	(4)	5	11	(6)
EBIT	141	119	22	736	414	322
Interest expenses	(45)	(44)	(1)	(91)	(89)	(2)
Income before income taxes	96	75	21	645	325	320
Income tax expenses	(37)	(30)	(7)	(240)	(121)	(119)
Income from continuing operations	59	45	14	405	204	201
Income (loss) from discontinued operations, net of tax	1	(1)	2	(49)	-	(49)
Net income	60	44	16	356	204	152
Less net income attributable to the noncontrolling interest	2	1	1	14	11	3
Net income attributable to AGL Resources Inc.	$58	$43	$15	$342	$193	$149
Diluted earnings per common share information (3)
Continuing operations	$0.48	$0.38	$0.10	$3.29	$1.64	$1.65
Discontinued operations	0.01	(0.01)	0.02	(0.42)	-	(0.42)
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.49	$0.37	$0.12	$2.87	$1.64	$1.23
(1)
Amount includes prior period adjustments and the sale of Tropical Shipping. For more information see Note 12 and Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

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

Segment Information Operating margin, operating expenses and EBIT information for each of our segments are contained in the following tables:

	Three months ended June 30, 2014 (1)			Three months ended June 30, 2013 (1)
In millions	Operating margin (2) (3)	Operating expenses (3)	EBIT (2)	Operating margin (2) (3)	Operating expenses (3)	EBIT (2)
Distribution operations	$359	$252	$110	$355	$260	$99
Retail operations	58	41	17	50	39	11
Wholesale services	40	14	24	11	11	11
Midstream operations	6	13	(7)	11	12	-
Other (4)	1	5	(3)	3	6	(2)
Intercompany eliminations	(2)	(2)	-	(2)	(2)	-
Consolidated	$462	$323	$141	$428	$326	$119

	Six months ended June 30, 2014 (1)			Six months ended June 30, 2013 (1)
In millions	Operating margin (2) (3)	Operating expenses (3)	EBIT (2)	Operating margin (2) (3)	Operating expenses (3)	EBIT (2)
Distribution operations	$891	$556	$339	$851	$548	$310
Retail operations	184	87	97	157	77	80
Wholesale services	368	51	315	40	25	26
Midstream operations	14	25	(10)	23	23	2
Other (4)	4	11	(5)	4	10	(4)
Intercompany eliminations	(4)	(4)	-	(4)	(4)	-
Consolidated	$1,457	$726	$736	$1,071	$679	$414
(1)	Amounts revised for prior period adjustments. For more information, see Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.
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
(4)
Our “other” segment includes our investment in Triton, which was formerly part of our cargo shipping segment that is now classified as discontinued operations. For more information see Note 12 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

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

With the exception of Atlanta Gas Light, our second-largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for natural gas consumed. Depreciation expense at distribution operations decreased for the three and six months ended June 30, 2014 by $10 million and $20 million, respectively, primarily due to Nicor Gas’ new composite depreciation rate that became effective August 30, 2013, partially offset by capital investments. Nicor Gas’ lower composite depreciation rate did not impact customer rates. For the three and six months ended June 30, 2014 distribution operations’ EBIT increased by $11 million and $29 million, or 11% and 9%, respectively, compared to the same periods during the prior year, as shown in the following table.

In millions	Three months ended (1)	Six months ended (1)
EBIT - for June 30, 2013	$99	$310
Operating margin
Increased operating margin mainly driven by significantly colder-than-normal weather, higher customer usage and customer growth compared to prior year	1	25
(Decreased) increased rider revenues primarily as a result of bad debt and energy efficiency program recoveries at Nicor Gas	(2)	9
Increased revenues from regulatory infrastructure replacement programs, primarily at Atlanta Gas Light and other	5	6
Increase in operating margin	4	40
Operating expenses
Increased payroll and variable compensation costs as a result of merit increases, overtime costs related to colder-than-normal weather, higher earnings and the seasonality of earnings	4	20
Increased outside services and other expenses primarily from costs related to weather	2	5
Decreased depreciation expense primarily due to the impact of Nicor Gas’ new composite depreciation rate	(10)	(20)
(Decreased) increased rider expenses primarily as a result of energy efficiency program expenses at Nicor Gas	(2)	9
Decreased pension and health benefits expenses primarily related to retiree health care costs and change in actuarial gains and losses	(2)	(6)
(Decrease) increase in operating expenses	(8)	8
Decreased AFUDC equity from STRIDE projects at Atlanta Gas Light	(1)	(3)
EBIT - for June 30, 2014	$110	$339
(1)	Amounts revised for prior period adjustments. For more information, see Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

Retail Operations

Our retail operations segment, which consists of SouthStar and Pivotal Home Solutions, is also weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to mitigate potential weather impacts. For the three and six months ended June 30, 2014 retail operations’ EBIT increased by $5 million, or 45%, and $17 million, or 21%, respectively, compared to the same periods during the prior year, as shown in the following table.

In millions	Three months ended (1)	Six months ended (1)
EBIT - for June 30, 2013	$11	$80
Operating margin
Increased margin primarily due to retail acquisitions in 2013	3	15
Increased margin primarily related to average customer usage in Georgia due to colder-than-normal weather and increased demand relative to prior year, net of weather hedges	1	10
Increased margin in Illinois mainly due to weather and hedge gains	4	2
Increase in operating margin	8	27
Operating expenses
Increased variable compensation expense related to higher earnings and increased marketing expenses	1	5
Increased bad debt expenses primarily related to colder-than-normal weather and higher natural gas prices	1	2
Increased expenses primarily due to retail acquisitions in 2013 and other	-	3
Increase in operating expenses	2	10
EBIT - for June 30, 2014	$17	$97
(1)	Amounts revised for prior period adjustments. For more information, see Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

Wholesale Services

Our wholesale services segment is involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services and wholesale marketing. Sequent has positioned the business to generate positive economic earnings even under low volatility market conditions. However, when market price volatility increases as we experienced in the first half of 2014, we believe Sequent is well positioned to capture significant value and generate stronger results. EBIT for wholesale services is impacted by volatility in the natural gas market arising from a number of factors, including weather fluctuations and changes in supply or demand for natural gas in different regions of the country. For the three and six months ended June 30, 2014, wholesale services’ EBIT increased by $13 million and $289 million, respectively, compared to the same periods during the prior year, as shown in the following table.

In millions	Three months ended (1)	Six months ended (1)
EBIT - for June 30, 2013	$11	$26
Operating margin
Change in commercial activity associated with the transportation and storage portfolios in the Northeast and Midwest largely driven by price volatility resulting largely from the extreme cold in the first quarter of 2014	24	357
Change in value on storage derivatives as a result of changes in NYMEX natural gas prices	(24)	(15)
Change in value on transportation and forward commodity derivatives from price movements related to natural gas transportation positions	25	(13)
Change in LOCOM adjustment, net of derivative recoveries	4	3
Decreased operating margin due to sale of Compass Energy in May 2013	-	(4)
Increase in operating margin	29	328
Operating expenses
Increased incentive compensation costs at Sequent due to higher operating revenues	2	28
Decreased expenses due to sale of Compass Energy in May 2013	-	(2)
Other - largely higher corporate allocated costs	1	-
Increase in operating expenses	3	26
Decrease in other income, primarily related to the gain on sale of Compass Energy in May 2013	(13)	(13)
EBIT - for June 30, 2014	$24	$315
(1)	Amounts revised for prior period adjustments. For more information, see Note 13 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

The following table illustrates the components of wholesale services’ operating margin for the periods presented.

	Three months ended June 30,		Six months ended June 30,
In millions	2014	2013	2014	2013
Commercial activity recognized	$30	$6	$401	$48
Gain on storage derivatives	5	29	3	18
Gain (loss) on transportation and forward commodity derivatives	9	(16)	(31)	(18)
Inventory LOCOM adjustment, net of estimated current period recoveries	(4)	(8)	(5)	(8)
Operating margin	$40	$11	$368	$40

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

	Storage withdrawal schedule		Physical transportation transactions – expected net operating revenues (2)
Dollars in millions	Total storage (in Bcf) (WACOG $4.14)	Expected operating revenues (1)
2014	18	$7	$4
2015	11	6	25
2016 and thereafter	-	-	2
Total at June 30, 2014	29	$13	$31
Total at December 31, 2013	36	$28	$73
Total at June 30, 2013	50	$14	$18
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

	AGL Resources			Nicor Gas
	June 30,	Dec. 31,	June 30,	June 30,	Dec. 31,	June 30,
	2014	2013	2013	2014	2013	2013
Debt-to-capitalization ratio as calculated from our unaudited Condensed Consolidated Statement of Financial Position	52%	58%	55%	51%	54%	43%
Adjustments (1)	-	(1)	(1)	1	1	-
Debt-to-capitalization ratio as calculated within our credit facilities	52%	57%	54%	52%	55%	43%
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

Accounting Developments

See “Accounting Developments” in Note 2 to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 herein.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Under the supervision of and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2014, the end of the period covered by this report. Based on their evaluation, at that time our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 was filed on July 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. Subsequent to that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of the material weakness in our internal control over financial reporting described below.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Filer	The Filings Referenced for Incorporation by Reference
2	Stock Purchase Agreement by and among Aqua Acquisition Corp., Ottawa Acquisition LLC and Birdsall, Inc. (1)	AGL Resources	Filed herewith
12	Statement of Computation of Ratio of Earnings to Fixed Charges	AGL Resources	Filed herewith
31.1	Certification of John W. Somerhalder II	AGL Resources	Filed herewith
31.2	Certification of Andrew W. Evans	AGL Resources	Filed herewith
32.1	Certification of John W. Somerhalder II	AGL Resources	Filed herewith
32.2	Certification of Andrew W. Evans	AGL Resources	Filed herewith
101.INS	XBRL Instance Document	AGL Resources	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	AGL Resources	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	AGL Resources	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase	AGL Resources	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase	AGL Resources	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	AGL Resources	Filed herewith
(1)
Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC. The omitted portions have been separately filed with the SEC. This exhibit replaces and supercedes in its entirety the Stock Purchase Agreement included with the Original Filing.

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