Form 10-Q/A
period 2014-09-30
AGL RESOURCES INC
filed 2014-11-26
CIK 1004155

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

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 (the “Original Filing”), for the item discussed below. Accordingly, we hereby amend and replace in their entirety Items 1 and 4 in the Original Filing.

As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. Accordingly, we hereby amend and replace in its entirety Item 6 in the Original Filing to reflect the filing of the new certifications.

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

Except as indicated above, this Amended Filing does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and any documents filed by us with the Securities and Exchange Commission (SEC) subsequent to the Original Filing, including our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014, filed with the SEC on November 25, 2014 and our amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014, filed with the SEC on November 25, 2014.

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

ERC	Environmental remediation costs
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Georgia Commission	Georgia Public Service Commission, the state regulatory agency for Atlanta Gas Light
Heating Season	The period from November through March when natural gas usage and operating revenues are generally higher
Horizon Pipeline	Horizon Pipeline Company, LLC
Illinois Commission	Illinois Commerce Commission, the state regulatory agency for Nicor Gas
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or market price
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia Commission
MGP	Manufactured Gas Plant
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
Nicor Gas	Northern Illinois Gas Company, doing business as Nicor Gas Company
Nicor Gas Credit Facility	$700 million credit facility entered into by Nicor Gas to support its commercial paper program, which matures in December 2017
OCI	Other comprehensive income
Operating margin	A non-GAAP measure of income, calculated as operating revenues minus cost of goods sold and revenue tax expense
PBR	Performance-based rate
PennEast Pipeline	PennEast Pipeline Company, LLC
Piedmont	Piedmont Natural Gas Company, Inc.
PP&E	Property, plant and equipment
SEC	Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SouthStar	SouthStar Energy Services, LLC
Triton	Triton Container Investments, LLC
Tropical Shipping
Tropical Shipping and Construction Company Limited, and also the name used throughout this filing to describe the business operations of our former cargo shipping segment (excluding Triton), which has been classified as discontinued operations and held for sale

VIE	Variable interest entity
WACOG	Weighted average cost of gas

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2014	2013
In millions		Revised
Cash flows from operating activities
Net income	$348	$229
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	281	309
Loss (income) from discontinued operations, net of taxes	80	(1)
Deferred income taxes	47	(32)
Change in derivative instrument assets and liabilities	(27)	37
Gain on disposition of assets	(3)	(11)
Changes in certain assets and liabilities
Inventories	(138)	(89)
Receivables, other than energy marketing	335	359
Energy marketing receivables and trade payables, net	183	98
Income and miscellaneous taxes	(113)	75
Trade payables, other than energy marketing	(81)	(20)
Accrued/deferred natural gas costs	(65)	14
Other, net	37	82
Net cash flow (used in) provided by operating activities of discontinued operations	(10)	20
Net cash flow provided by operating activities	874	1,070
Cash flows from investing activities
Expenditures for property, plant and equipment	(543)	(526)
Acquisitions of assets	-	(154)
Disposition of assets	225	12
Other	47	16
Net cash flow used in investing activities of discontinued operations	(13)	(9)
Net cash flow used in investing activities	(284)	(661)
Cash flows from financing activities
Net repayments of commercial paper	(490)	(545)
Dividends paid on common shares	(175)	(166)
Distribution to noncontrolling interest	(17)	(17)
Payment of senior notes	-	(225)
Issuance of senior notes	-	494
Contribution from noncontrolling interest	-	22
Other, net	19	28
Net cash flow used in financing activities	(663)	(409)
Net decrease in cash and cash equivalents - continuing operations	(50)	(11)
Net (decrease) increase in cash and cash equivalents - discontinued operations	(23)	11
Cash and cash equivalents (including held for sale) at beginning of period	105	131
Cash and cash equivalents (including held for sale) at end of period	32	131
Less cash and cash equivalents held for sale at end of period	-	34
Cash and cash equivalents (excluding held for sale) at end of period	$32	$97
Cash paid during the period for
Interest	$150	$138
Income taxes	$317	$90
Non cash financing transaction
Refinancing of gas facility revenue bonds	$-	$200

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

The adjustments impacted each year since 1998. The cumulative decrease to January 1, 2013 retained earnings as a result of the adjustments was $45 million. This adjustment resulted in a decrease to net income of $4 million and $13 million for the three and nine months ended September 30, 2013, respectively. These amounts will be recognized in future periods, when collected through rates from customers.

Additionally, we recorded other adjustments that we identified for prior periods that were included for completeness. The most significant of these include the intangible asset amortization. We have determined that our use of the straight-line method of amortizing our customer relationships and trade names was not applied consistent with the requirements of ASC 350 Intangibles-Goodwill and Other (ASC 350). ASC 350 requires that an intangible asset be amortized over its useful life in a manner to reflect the pattern in which the economic benefits of the intangible assets are consumed. The impact for this adjustment was an increase in depreciation and amortization expense of $1 million and $3 million for the three and nine months ended September 30, 2013, respectively. These amounts were generally offset within our unaudited Condensed Consolidated Statements of Income by the previously discussed adjustments related to our regulatory infrastructure programs for the deferral of depreciation expenses. Additionally, these adjustments resulted in a decrease to intangible assets, net of $8 million as of September 30, 2013. We have determined that we should be utilizing the undiscounted cash flows as a basis to amortize these assets. Other previously identified immaterial uncorrected amounts are reflected in the revised amounts.

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

	For the three months ended			For the nine months ended
	September 30, 2013			September 30, 2013
In millions, except per share amounts	As filed (1)	Adjustment	Revised	As filed (1)	Adjustment	Revised
Operating revenues	$586	$(12)	$574	$3,024	$(33)	$2,991
Operating expenses
Cost of goods sold	174	-	174	1,447	-	1,447
Operation and maintenance	199	-	199	636	(2)	634
Depreciation and amortization	105	(1)	104	311	(2)	309
Taxes other than income taxes	27	-	27	139	-	139
Total operating expenses	505	(1)	504	2,533	(4)	2,529
Gain on disposition of assets	-	-	-	11	-	11
Operating income	81	(11)	70	502	(29)	473
Other income	7	-	7	19	(1)	18
Interest expense, net	(43)	6	(37)	(135)	9	(126)
Income before income taxes	45	(5)	40	386	(21)	365
Income tax expense	18	(2)	16	145	(8)	137
Income from continuing operations	27	(3)	24	241	(13)	228
Income from discontinued operations	1	-	1	1	-	1
Net income	28	(3)	25	242	(13)	229
Less net income attributable to the noncontrolling interest	-	-	-	11	-	11
Net income attributable to AGL Resources Inc.	$28	$(3)	$25	$231	$(13)	$218
Per common share information
Basic earnings per common share (2)
Continuing operations	$0.23	$(0.03)	$0.20	$1.95	$(0.10)	$1.85
Discontinued operations	0.01	-	0.01	0.01	-	0.01
Basic earnings per common share attributable to AGL Resources Inc. common shareholders	$0.24	$(0.03)	$0.21	$1.96	$(0.10)	$1.86
Diluted earnings per common share (2)
Continuing operations	$0.23	$(0.03)	$0.20	$1.95	$(0.11)	$1.84
Discontinued operations	0.01	-	0.01	0.01	-	0.01
Diluted earnings per common share attributable to AGL Resources Inc. common shareholders	$0.24	$(0.03)	$0.21	$1.96	$(0.11)	$1.85
(1)	Reflects the reclassification of the Tropical Shipping amounts as discontinued operations.
(2)	Excludes net income attributable to the noncontrolling interest.

	As of September 30, 2013
In millions	As filed (1)	Revised
Current assets
Regulatory assets	$133	$87
Total current assets	2,091	2,252
Long-term assets and other deferred debits
Property, plant and equipment	10,920	10,761
Less accumulated depreciation	2,307	2,281
Property, plant and equipment, net	8,613	8,480
Regulatory assets	871	845
Intangible assets	160	152
Other	251	259
Total long-term assets and other deferred debits	11,813	11,558
Total assets	$13,904	$13,810

Current liabilities
Accrued expenses	$157	$149
Total current liabilities	2,407	2,407
Long-term liabilities and other deferred credits
Accumulated deferred income taxes	1,587	1,551
Total long-term liabilities and other deferred credits	7,934	7,897
Total liabilities and other deferred credits	$10,341	$10,304

Equity
Additional paid-in capital	$2,046	$2,047
Retained earnings	1,100	1,042
Total equity	3,563	3,506
Total liabilities and equity	$13,904	$13,810
(1)	Reflects the reclassification of the Tropical Shipping amounts as held for sale.

	For the nine months ended September 30, 2013
In millions	As filed (1)	Adjustment	Revised
Cash flows from operating activities
Net income	$242	$(13)	$229
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	311	(2)	309
Deferred income taxes	(28)	(4)	(32)
Changes to certain assets and liabilities
Other, net	63	19	82
Net cash flow provided by operating activities	$1,070	-	$1,070
(1)	Reflects the reclassification of the Tropical Shipping amounts as discontinued operations.

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

	September 30, 2013
In millions	Gross	Accumulated amortization	Net
Customer relationships
Retail operations as reported	$131	$(12)	$119
Adjustments	-	(9)	(9)
Revised total	$131	$(21)	$110
Trade names
Retail operations as reported	$46	$(5)	$41
Adjustments	-	1	1
Revised total	$46	$(4)	$42

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Filer	The Filings Referenced for Incorporation by Reference
2	Stock Purchase Agreement by and among Aqua Acquisition Corp., Ottawa Acquisition LLC and Birdsall, Inc.(1)	AGL Resources	November 25, 2014, Form 10-Q/A, Exhibit 2
12	Statement of Computation of Ratio of Earnings to Fixed Charges	AGL Resources	November 7, 2014, Form 10-Q, Exhibit 12
31.1	Certification of John W. Somerhalder II	AGL Resources	Filed herewith
31.2	Certification of Andrew W. Evans	AGL Resources	Filed herewith
32.1	Certification of John W. Somerhalder II	AGL Resources	Filed herewith
32.2	Certification of Andrew W. Evans	AGL Resources	Filed herewith
101.INS	XBRL Instance Document	AGL Resources	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	AGL Resources	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	AGL Resources	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase	AGL Resources	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase	AGL Resources	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	AGL Resources	Filed herewith

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