Form 10-Q
period 2015-03-31
AGL RESOURCES INC
filed 2015-04-28
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of AGL Resources Inc.’s common stock, $5.00 Par Value, outstanding as of April 23, 2015, was 119,934,611.

Glossary of Key Terms

AGL RESOURCES INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2015

Glossary of Key Terms

GLOSSARY OF KEY TERMS

2014 Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 12, 2015
2014 Form 10-Q/A	Our Quarterly Report on Form 10-Q/A for the period ended March 31, 2014, filed with the SEC on November 26, 2014
AGL Capital	AGL Capital Corporation
AGL Credit Facility	$1.3 billion credit agreement entered into by AGL Capital to support its commercial paper program
AGL Resources	AGL Resources Inc., together with its consolidated subsidiaries
Atlanta Gas Light	Atlanta Gas Light Company
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC
Bcf	Billion cubic feet
Central Valley	Central Valley Gas Storage, LLC
CUB	Citizens Utility Board
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

Glossary of Key Terms

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

	As of
	March 31,	December 31,	March 31,
In millions, except share amounts	2015	2014	2014
Current assets
Cash and cash equivalents	$41	$31	$267
Short-term investments	8	8	49
Receivables
Natural gas, unbilled and other	834	797	1,075
Energy marketing	611	779	1,226
Less allowance for uncollectible accounts	48	35	49
Total receivables, net	1,397	1,541	2,252
Inventories, net	302	716	253
Derivative instruments	189	245	127
Regulatory assets	63	83	250
Assets held for sale	-	-	264
Other	79	266	127
Total current assets	2,079	2,890	3,589
Long-term assets and other deferred debits
Property, plant and equipment	11,689	11,552	11,054
Less accumulated depreciation	2,515	2,462	2,367
Property, plant and equipment, net	9,174	9,090	8,687
Goodwill	1,827	1,827	1,827
Regulatory assets	634	631	696
Intangible assets	116	125	140
Derivative instruments	24	42	11
Other	284	304	314
Total long-term assets and other deferred debits	12,059	12,019	11,675
Total assets	$14,138	$14,909	$15,264
Current liabilities
Energy marketing trade payables	$586	$777	$1,119
Short-term debt	526	1,175	741
Other accounts payable – trade	285	312	434
Accrued expenses	259	229	385
Regulatory liabilities	168	112	161
Customer deposits and credit balances	109	125	104
Accrued environmental remediation liabilities	93	87	82
Temporary LIFO liquidation	87	-	252
Current portion of long-term debt	75	200	200
Derivative instruments	48	88	63
Liabilities held for sale	-	-	36
Other	135	114	177
Total current liabilities	2,371	3,219	3,754
Long-term liabilities and other deferred credits
Long-term debt	3,524	3,602	3,610
Accumulated deferred income taxes	1,738	1,724	1,655
Regulatory liabilities	1,612	1,601	1,550
Accrued pension and retiree welfare benefits	526	525	405
Accrued environmental remediation liabilities	326	327	358
Derivative instruments	4	5	19
Other	73	78	70
Total long-term liabilities and other deferred credits	7,803	7,862	7,667
Total liabilities and other deferred credits	10,174	11,081	11,421
Commitments, guarantees and contingencies (see Note 10)
Equity
Common stock, $5 par value; 750,000,000 shares authorized: outstanding: 119,927,459 shares at March 31, 2015, 119,647,149 shares at December 31, 2014, and 119,247,421 shares at March 31, 2014	601	599	597
Additional paid-in capital	2,090	2,087	2,060
Retained earnings	1,444	1,312	1,289
Accumulated other comprehensive loss	(201)	(206)	(135)
Treasury shares, at cost: 216,523 shares at March 31, 2015, December 31, 2014, and March 31, 2014	(8)	(8)	(8)
Total common shareholders’ equity	3,926	3,784	3,803
Noncontrolling interest	38	44	40
Total equity	3,964	3,828	3,843
Total liabilities and equity	$14,138	$14,909	$15,264
See Notes to condensed consolidated financial statements (unaudited).
Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
In millions, except per share amounts	2015	2014
Operating revenues (includes revenue taxes of $56 for the three months in 2015 and $68 for the three months in 2014)	$1,721	$2,462
Operating expenses
Cost of goods sold	935	1,400
Operation and maintenance	249	289
Depreciation and amortization	97	93
Taxes other than income taxes	76	88
Total operating expenses	1,357	1,870
Operating income	364	592
Other income	3	3
Interest expense, net	(44)	(46)
Income before income taxes	323	549
Income tax expense	118	203
Income from continuing operations	205	346
Loss from discontinued operations, net of tax	-	(50)
Net income	205	296
Less net income attributable to the noncontrolling interest	12	12
Net income attributable to AGL Resources Inc.	$193	$284

Amounts attributable to AGL Resources Inc.
Income from continuing operations attributable to AGL Resources Inc.	$193	$334
Loss from discontinued operations, net of tax	-	(50)
Net income attributable to AGL Resources Inc.	$193	$284

Per common share information
Basic earnings (loss) per common share
Continuing operations	$1.62	$2.82
Discontinued operations	-	(0.43)
Basic earnings per common share attributable to AGL Resources Inc.	$1.62	$2.39
Diluted earnings (loss) per common share
Continuing operations	$1.62	$2.81
Discontinued operations	-	(0.43)
Diluted earnings per common share attributable to AGL Resources Inc.	$1.62	$2.38
Cash dividends declared per common share	$0.51	$0.49
Weighted average number of common shares outstanding
Basic	119.3	118.5
Diluted	119.6	118.9

See Notes to condensed consolidated financial statements (unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	March 31,
In millions	2015	2014
Net income	$205	$296
Other comprehensive income (loss), net of tax
Retirement benefit plans, net of tax
Reclassification of actuarial losses to net benefit cost (net of income tax of $2 and $1 for the three months ended March 31, 2015 and 2014, respectively)	3	1
Reclassification of prior service cost to net benefit cost	-	-
Retirement benefit plans, net	3	1
Cash flow hedges, net of tax
Net derivative instrument gain arising during the period (net of income tax of $1 for the three months ended March 31, 2015)	2	4
Reclassification of realized derivative instrument gain to net income	-	(4)
Cash flow hedges, net	2	-
Other comprehensive income, net of tax	5	1
Comprehensive income	210	297
Less comprehensive income attributable to noncontrolling interest	12	12
Comprehensive income attributable to AGL Resources Inc.	$198	$285

See Notes to condensed consolidated financial statements (unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2013	118.9	$595	$2,054	$1,063	$(136)	$(8)	$45	$3,613
Net income	-	-	-	284	-	-	12	296
Other comprehensive income	-	-	-	-	1	-	-	1
Dividends on common stock ($0.49 per share)	-	-	-	(58)	-	-	-	(58)
Distributions to noncontrolling interests	-	-	-	-	-	-	(17)	(17)
Stock granted, share-based compensation, net of forfeitures	-	-	(11)	-	-	-	-	(11)
Stock issued, dividend reinvestment plan	-	-	2	-	-	-	-	2
Stock issued, share-based compensation, net of forfeitures	0.3	2	12	-	-	-	-	14
Stock-based compensation expense, net of tax	-	-	3	-	-	-	-	3
Balance as of March 31, 2014	119.2	$597	$2,060	$1,289	$(135)	$(8)	$40	$3,843

	AGL Resources Inc. Shareholders
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury	Noncontrolling
In millions, except per share amounts	Shares	Amount	capital	earnings	loss	shares	interest	Total
Balance as of December 31, 2014	119.6	$599	$2,087	$1,312	$(206)	$(8)	$44	$3,828
Net income	-	-	-	193	-	-	12	205
Other comprehensive income	-	-	-	-	5	-	-	5
Dividends on common stock ($0.51 per share)	-	-	-	(61)	-	-	-	(61)
Distributions to noncontrolling interests	-	-	-	-	-	-	(18)	(18)
Stock granted, share-based compensation, net of forfeitures	-	-	(12)	-	-	-	-	(12)
Stock issued, dividend reinvestment plan	0.1	-	3	-	-	-	-	3
Stock issued, share-based compensation, net of forfeitures	0.2	2	10	-	-	-	-	12
Stock-based compensation expense, net of tax	-	-	2	-	-	-	-	2
Balance as of March 31, 2015	119.9	$601	$2,090	$1,444	$(201)	$(8)	$38	$3,964

See Notes to condensed consolidated financial statements (unaudited).

Glossary of Key Terms

AGL RESOURCES INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
In millions	2015	2014
Cash flows from operating activities
Net income	$205	$296
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	97	93
Change in derivative instrument assets and liabilities	33	(17)
Deferred income taxes	5	8
Loss from discontinued operations, net of tax	-	50
Changes in certain assets and liabilities
Inventories, net of temporary LIFO liquidation	501	656
Prepaid and miscellaneous taxes	267	199
Accrued/deferred natural gas costs	22	(228)
Accrued expenses	(54)	(15)
Receivables, other than energy marketing	(24)	(319)
Energy marketing receivables and trade payables, net	(23)	8
Trade payables, other than energy marketing	(13)	52
Other, net	104	63
Net cash flow provided by operating activities of discontinued operations	-	7
Net cash flow provided by operating activities	1,120	853
Cash flows from investing activities
Expenditures for property, plant and equipment	(188)	(161)
Other, net	4	2
Net cash flow used in investing activities of discontinued operations	-	(5)
Net cash flow used in investing activities	(184)	(164)
Cash flows from financing activities
Net repayments of commercial paper	(649)	(430)
Payment of senior notes	(200)	-
Dividends paid on common shares	(61)	(58)
Distribution to noncontrolling interest	(18)	(17)
Other, net	2	4
Net cash flow used in financing activities	(926)	(501)
Net increase in cash and cash equivalents – continuing operations	10	186
Net increase in cash and cash equivalents – discontinued operations	-	2
Cash and cash equivalents (including held for sale) at beginning of period	31	105
Cash and cash equivalents (including held for sale) at end of period	41	293
Less cash and cash equivalents held for sale at end of period	-	26
Cash and cash equivalents (excluding held for sale) at end of period	$41	$267
Cash paid (received) during the period for
Interest	$57	$58
Income taxes	(140)	14

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

Our Condensed Consolidated Statements of Financial Position as of December 31, 2014 were derived from our audited consolidated financial statements, but do not include all disclosures required by GAAP. We have prepared the accompanying unaudited condensed consolidated financial statements under the rules and regulations of the SEC. In accordance with such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP. Our unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods and should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of our 2014 Form 10-K.

Due to the seasonal nature of our business and other factors, our results of operations and our financial condition for the periods presented are not necessarily indicative of the results of operations or financial condition to be expected for or as of any other period.

Basis of Presentation

Our unaudited condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries, the accounts of our majority owned or otherwise controlled subsidiaries and the accounts of our variable interest entity, SouthStar, for which we are the primary beneficiary. For unconsolidated entities that we do not control, we use the equity method of accounting and our proportionate share of income or loss is recorded on the unaudited Condensed Consolidated Statements of Income. See Note 9 for additional information. We have eliminated intercompany profits and transactions in consolidation except for intercompany profits where recovery of such amounts is probable under the affiliates’ rate regulation process.

In November 2014, we filed a Form 10-Q/A to revise our March 31, 2014 financial statements and other affected disclosures for items related to the recognition of revenues for certain of our regulatory infrastructure programs and the amortization of our intangible assets as originally filed in our Form 10-Q for the period ended March 31, 2014. Our financial statements for the period ended March 31, 2014, reflect the revised amounts reported in our 2014 Form 10-Q/A.

In September 2014, we closed on the sale of Tropical Shipping, which operated within our former cargo shipping segment. The assets and liabilities of these businesses as of March 31, 2014 are classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position, and the financial results of these businesses for the three months ended March 31, 2014 are reflected as discontinued operations on the unaudited Condensed Consolidated Statements of Income. Amounts shown in the following notes, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not part of the sale and has been reclassified into our “other” non-reportable segments. See Note 12 for additional information on the sale of Tropical Shipping.

Note 2 - Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our consolidated financial statements and related notes included in Item 8 of our 2014 Form 10-K. There were no significant changes to our accounting policies during the three months ended March 31, 2015.

Use of Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our estimates may involve complex situations requiring a high degree of judgment either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements. The most significant estimates relate to the accounting for our rate-regulated subsidiaries, goodwill and other intangible assets, derivative and hedging activities, uncollectible accounts and other allowances for contingent losses, retirement plan benefit obligations and provisions for income taxes. We evaluate our estimates on an ongoing basis, and our actual results could differ from our estimates.

Cash and Cash Equivalents

Our cash and cash equivalents primarily consist of cash on deposit, money market accounts and certificates of deposit held by domestic subsidiaries with original maturities of three months or less. As of March 31, 2014, there was $26 million of cash and cash equivalents held by Tropical Shipping that was excluded from cash and cash equivalents within our unaudited Condensed Consolidated Statements of Financial Position and included in assets held for sale. For more information on the sale of Tropical Shipping, see Note 12.

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

Our wholesale services segment has trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, wholesale services would need to post collateral to continue transacting business with some of its counterparties. To date, our credit ratings have exceeded the minimum requirements. As of March 31, 2015 and 2014, and December 31, 2014, the collateral that wholesale services would have been required to post if our credit ratings had been downgraded to non-investment grade status would not have had a material impact to our consolidated results of operations, cash flows or financial condition. If such collateral were not posted, wholesale services’ ability to continue transacting business with these counterparties would be negatively impacted.

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

Nicor Gas’ inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are expected to be restored prior to year-end are charged to cost of goods sold at the estimated annual replacement cost, and the difference between this cost and the actual liquidated LIFO layer cost is recorded as a temporary LIFO inventory liquidation. Any temporary LIFO liquidation is included as a current liability in our unaudited Condensed Consolidated Statements of Financial Position. Interim inventory decrements that are not expected to be restored prior to year end are charged to cost of goods sold at the actual LIFO cost of the layers liquidated. The inventory decrement as of March 31, 2015 is expected to be restored prior to year-end. The inventory decrement as of March 31, 2014 was restored prior to December 31, 2014.

Our retail operations, wholesale services and midstream operations segments carry inventory at LOCOM, where cost is determined on a WACOG basis. For these segments, we evaluate the weighted average cost of their natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, we record pre-tax adjustments to our unaudited Condensed Consolidated Statements of Income to reduce the weighted average cost of the natural gas inventory to market value. For the three months ended March 31, 2015 and 2014, we had LOCOM adjustments primarily at wholesale services of $10 million and $2 million, respectively.

Additionally, we have $12 million of inventory at wholesale services that is currently inaccessible due to operational issues at a third party storage facility. The owner of the storage facility is working to resolve these issues. While we expect this inventory to be fully recovered, the timing of withdrawal of this gas may be impacted by the operational issues.

Regulated Operations

We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs that would otherwise be charged to expense in the current period are capitalized as regulatory assets when it is probable that such costs will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for estimated expenditures that have not yet been incurred. Generally, regulatory assets and regulatory liabilities are amortized into our unaudited Condensed Consolidated Statements of Income over the period authorized by the regulatory commissions.

Glossary of Key Terms

Fair Value Measurements

We have financial and nonfinancial assets and liabilities subject to fair value measurement. The financial assets and liabilities measured and carried at fair value include cash and cash equivalents, and derivative assets and liabilities. The carrying values of receivables, short- and long-term investments, accounts payable, short-term debt, other current assets and liabilities, and accrued interest approximate fair value. Our nonfinancial assets and liabilities include pension and other retirement benefits, which are presented in Note 4 to our consolidated financial statements and in related notes included in Item 8 of our 2014 Form 10-K.

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

Derivative Instruments

The fair values of the natural gas and weather derivative instruments that we use to manage exposures arising from changing natural gas prices and weather risk reflect the estimated amounts that we would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. We also use forward-starting interest rate swaps and interest rate lock agreements to lock in fixed interest rates on our forecasted issuances of debt. The objective of these hedges is to offset the variability of future payments associated with the interest rate on debt instruments we expect to issue. The gain or loss on the interest rate swaps designated as cash flow hedges is generally deferred in accumulated OCI until settlement, at which point it is amortized to interest expense over the life of the related debt. We use external market quotes and indices to value substantially all of our derivative instruments. See Note 4 and Note 5 for additional derivative disclosures.

Goodwill

We perform an annual goodwill impairment test on our reporting units that contain goodwill during the fourth quarter of each year, or more frequently if impairment indicators arise. These indicators include, but are not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, the income approach and the market approach, using assumptions consistent with a market participant’s perspective. The results of the two valuation approaches are weighted to estimate the fair value of each reporting unit. There were no triggering events during the current period that would require us to perform an interim impairment test. The amounts of goodwill as of March 31, 2015 and 2014, and December 31, 2014 are provided below.

In millions	Distribution operations	Retail operations	Midstream operations	Consolidated
Goodwill	$1,640	$173	$14	$1,827

Earnings Per Common Share

We compute basic earnings per common share attributable to AGL Resources Inc. by dividing our net income attributable to the common shareholders of AGL Resources Inc. by the daily weighted average number of common shares outstanding. Diluted earnings per common share attributable to AGL Resources Inc. reflect the potential reduction in earnings per common share attributable to AGL Resources Inc. that occurs when the exercise and/or conversion of all potentially dilutive common shares is added to the common shares outstanding.

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

Glossary of Key Terms

	Three months ended March 31,
In millions (except per share amounts)	2015	2014
Income from continuing operations attributable to AGL Resources Inc.	$193	$334
Loss from discontinued operations, net of tax	-	(50)
Net income attributable to AGL Resources Inc.	$193	$284
Denominator:
Basic weighted average number of common shares outstanding (1)	119.3	118.5
Effect of dilutive securities	0.3	0.4
Diluted weighted average number of common shares outstanding (2)	119.6	118.9

Basic earnings per common share
Continuing operations	$1.62	$2.82
Discontinued operations	-	(0.43)
Basic earnings per common share attributable to AGL Resources Inc.	$1.62	$2.39
Diluted earnings per common share (2)
Continuing operations	$1.62	$2.81
Discontinued operations	-	(0.43)
Diluted earnings per common share attributable to AGL Resources Inc.	$1.62	$2.38
(1)	Daily weighted average shares outstanding.
(2)
There were no outstanding stock options excluded from the computation of diluted earnings per common share attributable to AGL Resources Inc. for any of the periods presented because their effect would have been anti-dilutive as the exercise prices were greater than the average market price.

Accounting Developments

In February 2015, the FASB issued updated authoritative guidance related to the consolidation of other legal entities into our financial statements. The amendments modify aspects of the consolidation determination that could potentially impact us, including the analysis of limited partnerships and similar legal entities, fee arrangements, and related party relationships. The guidance will be effective for us beginning January 1, 2016. Early adoption is permitted. We may elect to apply the new guidance either retrospectively to each prior period presented or via a cumulative effect adjustment upon the date of initial application. We have not yet determined the impact of this new guidance, nor have we selected a transition method.

In April 2015, the FASB issued updated authoritative guidance related to debt issuance costs. The amendment modifies the presentation of unamortized debt issuance costs on our consolidated statements of financial position. Under the new guidance, we will present such amounts as a direct deduction from the face amount of the debt, similar to unamortized debt discounts and premiums, rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. The guidance will be effective for us beginning January 1, 2016. Early adoption is permitted. The new guidance must be applied retrospectively to each prior period presented. We have determined that the impact of this new guidance will not be material.

In April 2015, the FASB issued authoritative guidance related to the accounting for fees paid in connection with arrangements with cloud-based software providers. Under the new guidance, unless a software arrangement includes specific elements enabling customers to possess and operate software on platforms other than that offered by the cloud-based provider, the cost of such arrangements is to be accounted for as an operating expense of the period incurred. The new guidance may be applied either prospectively or retrospectively, is effective for us beginning January 1, 2016, and early adoption is permitted. We are currently evaluating our software arrangements in light of the new guidance.

Glossary of Key Terms

Note 3 - Regulated Operations

Our regulatory assets and liabilities reflected within our unaudited Condensed Consolidated Statements of Financial Position as of the dates presented are summarized in the following table.

In millions	March 31, 2015	December 31, 2014	March 31, 2014
Regulatory assets
Recoverable ERC	$37	$49	$38
Recoverable pension and retiree welfare benefit costs	11	12	9
Deferred natural gas costs	7	3	161
Recoverable seasonal rates	-	10	-
Other	8	9	42
Total regulatory assets - current	63	83	250
Recoverable ERC	331	326	419
Recoverable pension and retiree welfare benefit costs	108	110	97
Recoverable regulatory infrastructure program costs	73	69	57
Long-term debt fair value adjustment	72	74	80
Other	50	52	43
Total regulatory assets - long-term	634	631	696
Total regulatory assets	$697	$714	$946
Regulatory liabilities
Accrued natural gas costs	$53	$27	$24
Bad debt over collection	30	33	41
Accumulated removal costs	25	25	27
Deferred seasonal rates	20	-	20
Other	40	27	49
Total regulatory liabilities - current	168	112	161
Accumulated removal costs	1,524	1,520	1,456
Regulatory income tax liability	27	34	27
Unamortized investment tax credit	22	22	25
Bad debt over collection	19	12	14
Other	20	13	28
Total regulatory liabilities - long-term	1,612	1,601	1,550
Total regulatory liabilities	$1,780	$1,713	$1,711

Base rates are designed to provide the opportunity to recover cost and earn a return on investment during the period rates are in effect. As such, all of our regulatory assets recoverable through base rates are subject to review by the respective state regulatory commission during future rate proceedings. We are not aware of evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover such costs consistent with our historical recoveries.

Unrecognized Ratemaking Amounts The following table illustrates our authorized ratemaking amounts that are not recognized in our unaudited Condensed Consolidated Statements of Financial Position. These amounts are primarily composed of an allowed equity rate of return on assets associated with certain of our regulatory infrastructure programs. These amounts will be recognized as revenues in our financial statements in the periods they are billable to our customers.

In millions	Atlanta Gas Light	Virginia Natural Gas	Elizabethtown Gas	Total
March 31, 2015	$119	$12	$2	$133
December 31, 2014	113	12	2	127
March 31, 2014	88	12	2	102

Natural Gas Costs We charge our utility customers for natural gas consumed using natural gas cost recovery mechanisms established by the state regulatory agencies. Under these mechanisms, all prudently incurred natural gas costs are passed through to customers without markup, subject to regulatory review. We defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period, such that no operating margin is recognized related to these costs. The deferred or accrued amount is either billed or refunded to our customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities.

Environmental Remediation Costs We are subject to federal, state and local laws and regulations governing environmental quality and pollution control that require us to remove or remedy the effect on the environment of the disposal or release of specified substances at our current and former operating sites, substantially all of which is related to our former MGP sites. The ERC assets and liabilities are associated with our distribution operations segment and remediation costs are generally recoverable from customers through rate mechanisms approved by regulators. Accordingly, both costs incurred to remediate the former MGP sites, plus the future estimated cost recorded as liabilities, net of amounts previously collected, are recognized as a regulatory asset until recovered from customers.

Glossary of Key Terms

Our accrued environmental remediation liabilities are estimates of future remediation costs for investigation and cleanup of our current and former operating sites that are contaminated. These estimates are based on conventional engineering estimates and the use of probabilistic models of potential costs when such estimates cannot be made, on an undiscounted basis. These estimates contain various assumptions, which we refine and update on an ongoing basis. These liabilities do not include other potential expenses, such as unasserted property damage claims, personal injury or natural resource damage claims, legal expenses or other costs for which we may be held liable but for which we cannot reasonably estimate an amount.

Our accrued environmental remediation liabilities are not regulatory liabilities; however, the associated expenses are deferred as a corresponding regulatory asset until the costs are recovered from customers. We primarily recover these deferred costs through three rate riders that authorize dollar-for-dollar recovery. We expect to collect $37 million in revenues over the next 12 months, which is reflected as a current regulatory asset. The following table provides more information on the estimated costs to remediate our current and former operating sites as of March 31, 2015.

In millions	# of sites	Probabilistic model cost estimates	Engineering estimates	Amount recorded	Expected costs over next 12 months	Cost recovery period
Illinois (1)	26	$208 - $466	$43	$242	$45	As incurred
New Jersey	6	105 - 177	14	112	14	7 years
Georgia and Florida	13	40 - 81	15	55	26	5 years
North Carolina (2)	1	n/a	10	10	8	No recovery
Total	46	$353 - $724	$82	$419	$93
(1)
Nicor Gas is responsible in whole or in part for 26 MGP sites, of which two sites have been remediated and their use is no longer restricted by the environmental condition of the property. Nicor Gas and Commonwealth Edison Company are parties to an agreement to cooperate in cleaning up residue at 23 of the sites. Nicor Gas’ allocated share of cleanup costs for these sites is 52%.

(2)
We have no regulatory recovery mechanism for the site in North Carolina. Therefore, there is no amount included within our regulatory assets and changes in estimated costs are recognized in income in the period of change.

In July 2014, we reached a $77 million insurance settlement for environmental claims relating to potential contamination at our MGP sites in New Jersey and North Carolina. The terms of the settlement required the $77 million to be paid in two installments. We received $45 million in the third quarter of 2014 and this payment was primarily recorded as a reduction to our recoverable ERC regulatory asset. The remaining $32 million is due in the third quarter of 2015. We will file for approval with the New Jersey BPU to utilize the insurance proceeds related to the New Jersey sites to reduce the ERC expenditures that otherwise would have been recovered from our customers in future periods. Once approved, the settlement is expected to reduce our recoverable ERC regulatory asset and have a favorable impact on the rates for our Elizabethtown Gas customers.

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

	March 31, 2015		December 31, 2014		March 31, 2014
In millions	Assets (1)	Liabilities	Assets (1)	Liabilities	Assets (1)	Liabilities
Quoted prices in active markets (Level 1)	$-	$(106)	$58	$(80)	$18	$(38)
Significant other observable inputs (Level 2)	108	(52)	174	(94)	50	(75)
Netting of cash collateral	104	106	52	81	69	31
Total carrying value (2)	$212	$(52)	$284	$(93)	$137	$(82)
(1)
Balances of $1 million at March 31, 2015, $3 million at December 31, 2014 and $1 million at March 31, 2014, associated with certain weather derivatives have been excluded, as they are accounted for based on intrinsic value rather than fair value.

(2)	There were no significant unobservable inputs (Level 3) or significant transfers between Level 1, Level 2 or Level 3 for any of the dates presented.

Debt

Our long-term debt is recorded at amortized cost, with the exception of Nicor Gas’ first mortgage bonds, which are recorded at their acquisition-date fair value. We amortize the fair value adjustment of Nicor Gas’ first mortgage bonds over the lives of the bonds. The following table lists the carrying amount and fair value of our long-term debt as of the dates presented.

In millions	March 31, 2015	December 31, 2014	March 31, 2014
Long-term debt carrying amount	$3,599	$3,802	$3,810
Long-term debt fair value (1)	4,102	4,231	4,095
(1)	Fair value determined using Level 2 inputs.

Glossary of Key Terms

Note 5 - Derivative Instruments

Our objectives and strategies for using derivative instruments, related accounting policies and methods used to determine their fair values are described in Note 2 to our consolidated financial statements and related notes included in Item 8 of our 2014 Form 10-K. See Note 4 for additional fair value disclosures.

Certain of our derivative instruments contain credit-risk-related or other contingent features that could require us to post collateral in the normal course of business when our financial instruments are in net liability positions. As of March 31, 2015, December 31, 2014 and March 31, 2014, for agreements with such features, derivative instruments with liability fair values totaled $52 million, $93 million and $82 million, respectively, for which we had posted no collateral to our counterparties. The maximum collateral that could be required with these features is $7 million. For more information, see “Energy Marketing Receivables and Payables” in Note 2, which also have credit-risk-related contingent features. Our derivative instrument activities are included within operating cash flows as an increase (decrease) to net income of $33 million and $(17) million for the three months ended March 31, 2015 and 2014, respectively. See Note 4 for additional derivative instrument information. The following table summarizes the ways in which we account for our derivative instruments and the impact on our unaudited condensed consolidated financial statements.

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

Changes in fair value of the hedged item are recorded as adjustments to the carrying amount of the hedged item
Not designated	Derivative carried at fair value	Gains or losses realized and unrealized on the derivative instrument are recognized in earnings
as hedges	Distribution operations’ gains and losses on derivative instruments are deferred as regulatory assets or liabilities until included in cost of goods sold
Gains or losses realized and unrealized on these derivative instruments are ultimately included in billings to customers and are recognized in cost of goods sold in the same period as the related revenues

Quantitative Disclosures Related to Derivative Instruments

As of the dates presented, our derivative instruments were comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. As of the dates presented, we had a net long natural gas contracts position outstanding in the following quantities:

In Bcf (1)	March 31, 2015 (2)	December 31, 2014	March 31, 2014
Cash flow hedges	9	9	6
Not designated as hedges	231	75	277
Total volumes	240	84	283
Short position – cash flow hedges	(6)	(7)	(2)
Short position – not designated as hedges	(2,735)	(2,825)	(2,489)
Long position – cash flow hedges	15	16	8
Long position – not designated as hedges	2,966	2,900	2,766
Net long position	240	84	283
(1)	Volumes related to Nicor Gas exclude variable-priced contracts, which are carried at fair value, but whose fair values are not directly impacted by changes in commodity prices.
(2)	Approximately 96% of these contracts have durations of two years or less and the remaining 4% expire between two and five years.

Derivative Instruments in our Unaudited Condensed Consolidated Statements of Financial Position

In accordance with regulatory requirements, gains and losses on derivative instruments used to hedge natural gas purchases for customer use at distribution operations are reflected in accrued natural gas costs within our unaudited Condensed Consolidated Statements of Financial Position until billed to customers. The following amounts deferred as a regulatory asset or liability in our unaudited Condensed Consolidated Statements of Financial Position represent the net realized gains (losses) related to these natural gas cost hedges as of the periods presented.

	Three months ended March 31,
In millions	2015	2014
Nicor Gas	$(3)	$2
Elizabethtown Gas	(4)	3

Glossary of Key Terms

The following table presents the fair values and unaudited Condensed Consolidated Statements of Financial Position classifications of our derivative instruments as of the dates presented.

		March 31, 2015		December 31, 2014		March 31, 2014
In millions	Classification	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as cash flow or fair value hedges
Natural gas contracts	Current	$-	$(6)	$6	$(11)	$2	$-
Natural gas contracts	Long-term	-	(1)	-	(1)	-	-
Interest rate swap agreements	Current	1	-	-	-	-	-
Interest rate swap agreements	Long-term	3	-	-	-	-	-
Total designated as cash flow or fair value hedges		$4	$(7)	$6	$(12)	$2	$-

Not designated as hedges
Natural gas contracts	Current	$557	$(592)	$1,061	$(1,020)	$675	$(703)
Natural gas contracts	Long-term	98	(109)	145	(119)	80	(98)
Total not designated as hedges		$655	$(701)	$1,206	$(1,139)	$755	$(801)
Gross amount of recognized assets and liabilities (1) (2)		659	(708)	1,212	(1,151)	757	(801)
Gross amounts offset in our unaudited Condensed Consolidated Statements of Financial Position (2)		(446)	656	(925)	1,058	(619)	719
Net amounts of assets and liabilities presented in our unaudited Condensed Consolidated Statements of Financial Position (3)		$213	$(52)	$287	$(93)	$138	$(82)
(1)
The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Statements of Financial Position to the extent that we have netting arrangements with the counterparties.

(2)
As required by the authoritative guidance related to derivatives and hedging, the gross amounts of recognized assets and liabilities do not include cash collateral held on deposit in broker margin accounts of $210 million as of March 31, 2015, $133 million as of December 31, 2014, and $100 million as of March 31, 2014. Cash collateral is included in the “Gross amounts offset in our unaudited Condensed Consolidated Statements of Financial Position” line of this table.

(3)	As of March 31, 2015, December 31, 2014, and March 31, 2014, we held letters of credit from counterparties that under master netting arrangements would offset an insignificant portion of these assets.

Derivative Instruments in the Unaudited Condensed Consolidated Statements of Income

The following table presents the impacts of our derivative instruments in our unaudited Condensed Consolidated Statements of Income for the periods presented.

	Three months ended March 31,
In millions	2015	2014
Designated as cash flow or fair value hedges
Natural gas contracts - net (loss) gain reclassified from OCI into cost of goods sold	$(1)	$3
Natural gas contracts - net gain reclassified from OCI into operation and maintenance expense	-	1
Interest rate swaps - net gain reclassified from OCI into interest expense	1	-
Income tax benefit	-	-
Total designated as cash flow or fair value hedges, net of tax	-	4
Not designated as hedges (1)
Natural gas contracts - net (loss) recorded in operating revenues	(24)	(30)
Natural gas contracts - net (loss) gain recorded in cost of goods sold (2)	(2)	2
Income tax benefit	10	11
Total not designated as hedges, net of tax	(16)	(17)
Total gains (losses) on derivative instruments, net of tax	$(16)	$(13)
(1)	Associated with the fair value of derivative instruments held at March 31, 2015 and 2014.
(2)	Excludes losses recorded in cost of goods sold associated with weather derivatives of $2 million and $5 million for the three months ended March 31, 2015 and 2014, respectively.

Any amounts recognized in operating income related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur were immaterial for the three months ended March 31, 2015 and 2014. Our expected gains to be reclassified from OCI into cost of goods sold, operation and maintenance expense, interest expense and operating revenues and recognized in our unaudited Condensed Consolidated Statements of Income over the next 12 months are $9 million. These deferred gains and losses are related to natural gas derivative contracts associated with retail operations’ and Nicor Gas’ system use. The expected gains are based upon the fair values of these financial instruments at March 31, 2015. The effective portions of gains and losses on derivative instruments qualifying as cash flow hedges that were recognized in OCI during the periods are presented in our unaudited Condensed Consolidated Statements of Income. See Note 8 for these amounts.

There have been no other significant changes to our derivative instruments, as described in Note 2, Note 4 and Note 5 to our consolidated financial statements and related notes included in Item 8 of our 2014 Form 10-K.

Glossary of Key Terms

Note 6 - Employee Benefit Plans

Pension Benefits

We sponsor the AGL Resources Inc. Retirement Plan, a tax-qualified defined benefit retirement plan for our eligible employees, which is described in Note 6 to our consolidated financial statements and related notes included in Item 8 of our 2014 Form 10-K. Following are the components of our pension costs for the periods indicated.

	Three months ended March 31,
In millions	2015	2014
Service cost	$7	$6
Interest cost	11	12
Expected return on plan assets	(16)	(16)
Net amortization of prior service cost	(1)	-
Recognized actuarial loss	8	5
Net periodic pension benefit cost	$9	$7

Welfare Benefits

The benefits of our Health and Welfare Plan for Retirees and Inactive Employees of AGL Resources Inc. are described in Note 6 to our consolidated financial statements and related notes included in Item 8 of our 2014 Form 10-K. Following are the components of our welfare costs for the periods indicated.

	Three months ended March 31,
In millions	2015	2014
Service cost	$1	$1
Interest cost	3	4
Expected return on plan assets	(2)	(2)
Net amortization of prior service cost	-	(1)
Recognized actuarial loss	1	1
Net periodic welfare benefit cost	$3	$3

Note 7 - Debt and Credit Facilities

The following table provides maturity dates, year-to-date weighted average interest rates and amounts outstanding for our various debt securities and facilities for the periods presented. We fully and unconditionally guarantee all debt issued by AGL Capital. For additional information on our debt, see Note 8 in our consolidated financial statements and related notes in Item 8 of our 2014 Form 10-K.

		March 31, 2015			March 31, 2014
Dollars in millions	Year(s) due	Weighted average interest rate (1)	Outstanding	Outstanding at December 31, 2014	Weighted average interest rate (1)	Outstanding
Short-term debt
Commercial paper - AGL Capital (2)	2015	0.5%	$176	$590	0.3%	$440
Commercial paper - Nicor Gas (2)	2015	0.4	350	585	0.2	301
Total short-term debt		0.4%	$526	$1,175	0.3%	$741
Current portion of long-term debt	2016	2.9%	$75	$200	5.0%	$200
Long-term debt - excluding current portion
Senior notes	2016-2043	5.0%	$2,625	$2,625	5.0%	$2,625
First mortgage bonds	2016-2038	6.0	425	500	5.6	500
Gas facility revenue bonds	2022-2033	0.8	200	200	0.9	200
Medium-term notes	2017-2027	7.8	181	181	7.8	181
Total principal long-term debt		4.9	3,431	3,506	4.9	3,506
Fair value adjustment of long-term debt (3)	n/a	n/a	77	80	n/a	88
Unamortized debt premium, net	n/a	n/a	16	16	n/a	16
Total non-principal long-term debt		n/a	93	96	n/a	104
Total long-term debt – excluding current portion			$3,524	$3,602		$3,610
Total debt			$4,125	$4,977		$4,551
(1)	Interest rates are calculated based on the daily weighted average balance outstanding for the three months ended March 31.
(2)	As of March 31, 2015, the effective interest rates on our commercial paper borrowings were 0.5% for AGL Capital and 0.4% for Nicor Gas.
(3)	See Note 4 for additional information on our fair value measurements.

Commercial Paper Programs

We maintain commercial paper programs at AGL Capital and at Nicor Gas that consist of short-term, unsecured promissory notes used in conjunction with cash from operations to fund our seasonal working capital requirements. Working capital needs fluctuate during the year and are highest during the injection period in advance of the Heating Season. Nicor Gas’ commercial paper program supports working capital needs at Nicor Gas, while all of our other subsidiaries and SouthStar participate in AGL Capital’s commercial paper program. During the first three months of 2015, our commercial paper maturities ranged from 1 to 58 days, and at March 31, 2015, remaining terms to maturity ranged from 1 to 20 days. Total borrowings and repayments netted to a payment of $649 million during the first three months of 2015. During the first three months of 2015, we had no commercial paper issuances with original maturities over three months.
Glossary of Key Terms

Senior Notes

On January 15, 2015, $200 million of senior notes matured and were repaid using the proceeds from commercial paper borrowings.

Interest Rate Swaps

On January 23, 2015, we executed $800 million in notional value of 10 year and 30 year fixed-rate, forward-starting interest rate swaps to hedge potential interest rate volatility prior to anticipated issuances of senior notes during 2015 and 2016. These debt issuances will be used to reduce our commercial paper for the amount that was borrowed to repay our senior notes that matured in January 2015 and to fund upcoming debt maturities as well as increased capital expenditures associated with utility investment and construction of our new pipeline projects. We have designated the forward-starting interest rate swaps, which will be settled on the debt issuance dates, as cash flow hedges. We performed a qualitative assessment of effectiveness as of March 31, 2015 and concluded that the hedges remain highly effective.

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

	March 31, 2015	December 31, 2014	March 31, 2014
AGL Credit Facility	50%	55%	54%
Nicor Gas Credit Facility	54	62	54

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

Default Provisions

Our credit facilities and other financial obligations include provisions that, if not complied with, could require early payment or similar actions. The most important default events include the following:

•	a maximum leverage ratio
•	insolvency events and/or nonpayment of scheduled principal or interest payments
•	acceleration of other financial obligations, and
•	change of control provisions.

We have no triggering events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any transaction that requires us to issue equity based on credit ratings or other triggering events. We were in compliance with all existing debt provisions and covenants, both financial and non-financial, for all periods presented.

Note 8 - Equity

Our OCI (loss) amounts are aggregated within our accumulated other comprehensive loss on our unaudited Condensed Consolidated Statements of Financial Position. The following table provides changes in the components of our accumulated other comprehensive loss balances, net of the related income tax effects.

	2015			2014
In millions (1)	Cash flow hedges	Retirement benefit plans	Total	Cash flow hedges	Retirement benefit plans	Total
For the three months ended March 31,
As of beginning of period	$(6)	$(200)	$(206)	$1	$(137)	$(136)
OCI, before reclassifications	2	-	2	4	-	4
Amounts reclassified from accumulated OCI	-	3	3	(4)	1	(3)
Net current period other comprehensive income	2	3	5	-	1	1
As of end of period	$(4)	$(197)	$(201)	$1	$(136)	$(135)
(1)	All amounts are net of income taxes. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

Glossary of Key Terms

The following table provides details of the reclassifications out of accumulated other comprehensive loss and the ultimate favorable (unfavorable) impact on net income for the periods presented.

	Three months ended March 31,
In millions (1)	2015	2014
Cash flow hedges
Cost of goods sold (natural gas contracts)	$(1)	$3
Operation and maintenance expense (natural gas contracts)	-	1
Interest expense (interest rate contracts)	1	-
Total before income tax	-	4
Income tax benefit	-	-
Total cash flow hedges, net of income tax	-	4
Retirement benefit plans
Operation and maintenance expense (actuarial losses) (2)	(5)	(2)
Total before income tax	(5)	(2)
Income tax benefit	2	1
Total retirement benefit plans	(3)	(1)
Total reclassification for the period	$(3)	$3
(1)	Amounts in parentheses indicate reductions to our net income and to accumulated other comprehensive loss. Except for retirement benefit plan amounts, the net income impacts are immediate.
(2)	Amortization of these accumulated other comprehensive loss components is included in the computation of net periodic benefit cost. See Note 6 for additional details about net periodic benefit cost.

Note 9 - Non-Wholly Owned Entities

SouthStar, a joint venture owned by us and Piedmont, is our only variable interest entity (VIE) for which we are the primary beneficiary. This requires us to consolidate its assets, liabilities, revenues and expenses. For additional information on SouthStar, see Note 10 to our consolidated financial statements and related notes included in Item 8 of our 2014 Form 10-K. Earnings from SouthStar in 2015 and 2014 were allocated entirely in accordance with the ownership interests.

Cash flows used in our investing activities include capital expenditures for SouthStar of $1 million for the three months ended March 31, 2015, and $2 million for the three months ended March 31, 2014. Cash flows used in our financing activities include SouthStar’s distribution to Piedmont for its portion of SouthStar’s annual earnings from the previous year, which generally occurs in the first quarter of each fiscal year. For the three months ended March 31, 2015 and 2014, SouthStar distributed $18 million and $17 million, respectively, to Piedmont. SouthStar’s creditors have no recourse to our general credit beyond our corporate guarantees that we have provided to SouthStar’s counterparties and natural gas suppliers. The following table provides additional information on SouthStar’s assets and liabilities as of the dates presented.

	March 31, 2015			December 31, 2014			March 31, 2014
In millions	Consolidated	SouthStar (1)%	(2)	Consolidated	SouthStar (1)%	(2)	Consolidated	SouthStar (1)%	(2)
Current assets	$2,079	$182	9%	$2,890	$238	8%	$3,589	$235	7%
Goodwill and other intangible assets	1,943	119	6	1,952	125	6	1,967	131	7
Long-term assets and other deferred debits	10,116	17	-	10,067	17	-	9,708	16	-
Total assets	$14,138	$318	2%	$14,909	$380	3%	$15,264	$382	3%
Current liabilities	$2,371	$46	2%	$3,219	$71	2%	$3,754	$106	3%
Long-term liabilities and other deferred credits	7,803	1	-	7,862	-	-	7,667	-	-
Total Liabilities	10,174	47	-	11,081	71	1	11,421	106	1
Equity	3,964	271	7	3,828	309	8	3,843	276	7
Total liabilities and equity	$14,138	$318	2%	$14,909	$380	3%	$15,264	$382	3%
(1)	These amounts reflect information for SouthStar and exclude intercompany eliminations and the balances of our wholly owned subsidiary with an 85% ownership interest in SouthStar.
(2)	SouthStar’s percentage of the amount in our unaudited Condensed Consolidated Statements of Financial Position.

Glossary of Key Terms

The following table provides information on SouthStar’s operating revenues and operating expenses for the periods presented, which are consolidated within our unaudited Condensed Consolidated Statements of Income.

	Three months ended March 31,
In millions	2015	2014
Operating revenues	$311	$374
Operating expenses
Cost of goods sold	203	270
Operation and maintenance	23	23
Depreciation and amortization	2	3
Taxes other than income taxes	1	-
Total operating expenses	229	296
Operating income	$82	$78

Equity Method Investments

For more information about our equity method investments, see Note 10 to our consolidated financial statements and related notes in Item 8 of our 2014 Form 10-K. The carrying amounts within our unaudited Condensed Consolidated Statements of Financial Position of our investments that are accounted for under the equity method were as follows:

In millions	March 31, 2015	December 31, 2014	March 31, 2014
Triton	$57	$62	$67
Horizon Pipeline	14	14	15
Other (1)	5	4	1
Total	$76	$80	$83
(1)
Primarily includes our current investment of $2 million in PennEast Pipeline and $3 million in Atlantic Coast Pipeline as of March 31, 2015 and $1 million and $2 million, respectively, as of December 31, 2014.

Income from our equity method investments is classified as other income in our unaudited Condensed Consolidated Statements of Income. The following table provides the income from our equity method investments for the periods presented.

	Three months ended March 31,
In millions	2015	2014
Triton	$-	$2
Horizon Pipeline	1	1
Total	$1	$3

In the third quarter of 2014, we entered into partnerships to form two new interstate pipeline companies within our midstream operations segment as described below. The capacity from these pipelines will further enhance system reliability as well as provide access to a more diverse supply of natural gas. We have concluded that, at present, both companies are VIEs. We are not considered the primary beneficiary and, therefore, we have not consolidated the financial statements for these companies in our unaudited condensed consolidated financial statements because we share in the ability to direct the activities that most significantly impact their economic performance with their other member companies. We have accounted for our investment in these companies using the equity method of accounting, and have classified the investment within other noncurrent assets in our unaudited Condensed Consolidated Statements of Financial Position.

PennEast Pipeline In August 2014, we entered into a partnership in which we hold a 20% ownership interest in a new interstate pipeline company formed to develop and operate a 108-mile natural gas pipeline between New Jersey and Pennsylvania with initial transportation capacity of 1 Bcf per day, which may be expanded to 1.2 Bcf per day. Subject to FERC approval, construction is scheduled to begin in the first quarter of 2017.

Atlantic Coast Pipeline In September 2014, we entered into a project in which we hold a 5% ownership interest to develop and operate a 550-mile natural gas pipeline in North Carolina, Virginia and West Virginia with initial transportation capacity of 1.5 Bcf per day, which may be expanded to 2.0 Bcf per day. Subject to FERC approval, construction is scheduled to begin in the second half of 2016.

Glossary of Key Terms

Note 10 - Commitments, Guarantees and Contingencies

We incur various contractual obligations and financial commitments in the normal course of our operating and financing activities that are reasonably likely to have a material effect on liquidity or the availability of capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities.

We also are involved in legal or administrative proceedings before various courts and agencies with respect to general claims, environmental remediation, gas cost prudence reviews and other matters. Although we are unable to determine the ultimate outcomes of these contingencies, we believe that our financial statements appropriately reflect these amounts, including the recording of liabilities when a loss is probable and reasonably estimable. For more information on these matters, see Note 11 in our consolidated financial statements and related notes in Item 8 of our 2014 Form 10-K.

Contingencies and Guarantees

Contingent financial commitments, such as financial guarantees, represent obligations that become payable only if certain predefined events occur. We have certain subsidiaries that enter into various financial and performance guarantees and indemnities providing assurance to third parties. We believe the likelihood of payment under our guarantees is remote. No liability has been recorded for such guarantees and indemnifications, as the fair value was inconsequential at inception.

Regulatory Matters

In December 2012, we filed a petition with the Georgia Commission for approval to resolve a volumetric imbalance of natural gas related to Atlanta Gas Light’s use of retained storage assets to operationally balance the system for the benefit of the natural gas market. In September 2014, we filed a stipulation that was entered between us, staff of the Georgia Commission and several Marketers that included a resolution of the 4.6 Bcf imbalance over a five-year period from January 1, 2015 through December 31, 2019. The Georgia Commission approved the stipulation in December 2014. Over the five-year period, discretionary funds available to the Universal Service Fund, which is controlled by the Georgia Commission, will be used to resolve 25% of the imbalance, or approximately 1.15 Bcf of natural gas. Atlanta Gas Light is obligated to resolve 25% of the 4.6 Bcf imbalance, or approximately 1.15 Bcf of natural gas, through system injections. The cost to resolve the remaining balance of approximately 2.3 Bcf of natural gas will be recovered from all Marketers through charges for system retained storage gas as it is used by the Marketers. As of March 31, 2015 Atlanta Gas Light had replaced approximately 15% of its 1.15 Bcf obligation and we have a reserve in our unaudited Condensed Consolidated Statements of Financial Position representing the remaining future estimated obligation.

In August 2014, staff of the Illinois Commission and the CUB filed testimony in the 2003 gas cost prudence review disputing certain gas loan transactions offered by Nicor Gas under its Chicago Hub services requesting refunds of $18 million and $22 million, respectively. We filed surrebuttal testimony in December 2014 in this proceeding disputing that any refund is due, as Nicor Gas was authorized to enter into these transactions, and revenues associated with such transactions reduced ratepayers’ costs as either credits to the PGA or reductions to base rates consistent with then-current Illinois Commission orders governing these activities. We believe these claims engage in hindsight speculation, which is expressly prohibited in a prudence review examination, and we intend to vigorously defend against these claims. Evidentiary hearings occurred in March 2015. Post-trial briefs will be filed later in 2015 and no date has been set for a proposed decision by the Administrative Law Judges. Similar gas loan transactions were provided in other open PGA review years. The resolution will ultimately be decided by the Illinois Commission. We are currently unable to predict the ultimate outcome and have recorded no liability for this matter.

In February 2015, Atlanta Gas Light made a filing with the Georgia Commission for a true-up recovery of $178 million related to our 15-year pipeline replacement program that ended on December 31, 2013. This recovery is for unrecovered revenue requirement for the program through December 2014. The surcharge increases proposed in the filing include an initial one-time $2.46 rate increase collected from 2016 through 2025, or an alternative phased-in schedule of four $0.58 cumulative increases in 2017, 2018, 2019 and 2020 collected through 2030. Our petition is under review; however, the Georgia Commission has not scheduled a formal proceeding for this and we are currently unable to predict the ultimate outcome of this matter.

One of the capital projects under Atlanta Gas Light’s pipeline replacement program experienced construction issues on certain segments in late 2013, and prior to these segments being placed into service it was necessary to complete mitigation work. Atlanta Gas Light is pursuing contractual and legal claims against third party contractors responsible for the construction issues. In August 2014, Atlanta Gas Light reached an agreement with the Georgia Commission whereby it would delay recovery of the mitigation costs to a future rate proceeding after completion of litigation and the amount of recoveries from third party contractors was known. The mitigation costs of $32 million were not included in the February 2015 true-up filing discussed above. We are currently unable to predict the ultimate outcome of this matter.

Glossary of Key Terms

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control that require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. See Note 3 for additional information on our environmental remediation costs.

Litigation

We are involved in litigation arising in the normal course of business. Although in some cases we are unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require us to take charges against, or will result in reductions in, future earnings. Management believes that while the resolution of these contingencies, whether individually or in aggregate, could be material to earnings in a particular quarter, they will not have a material adverse effect on our consolidated financial position or cash flows for the year. For additional litigation information, see Note 11 in our consolidated financial statements and related notes in Item 8 of our 2014 Form 10-K.

PBR Proceeding Nicor Gas’ PBR plan was a regulatory plan that provided economic incentives based on natural gas cost performance. The PBR plan went into effect in 2000 and was terminated effective January 1, 2003, following allegations that Nicor Gas acted improperly in connection with the plan. Under this plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. Since 2002, the amount of the savings and losses required to be shared has been disputed by the CUB and others, with the Illinois Attorney General intervening, and subject to extensive contested discovery and other regulatory proceedings before administrative law judges and the Illinois Commission. In 2009, the staff of the Illinois Commission, Illinois Attorney General and CUB requested refunds of $85 million, $255 million and $305 million, respectively.

On June 7, 2013, the Illinois Commission issued an order requiring us to refund $72 million to current Nicor Gas customers through our PGA mechanism based upon natural gas throughput over 12 months beginning on July 1, 2013. All refunds were completed in the first half of 2014. The CUB’s February 28, 2014 appeal of the Illinois Commission’s order requesting refunds consistent with its 2009 request was rejected by the appellate court in Illinois on March 18, 2015. The CUB could appeal this decision to the Illinois Supreme Court.

Note 11 - Segment Information

Our reportable segments comprise revenue-generating components of the company for which we produce separate financial information internally that we regularly use to make operating decisions and assess performance. Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. We manage our businesses through four reportable segments – distribution operations, retail operations, wholesale services and midstream operations. Our non-reportable segments are combined and presented as “other segments.”

Effective September 1, 2014, we closed on the sale of Tropical Shipping, which operated within our former cargo shipping segment. The assets and liabilities of these businesses as of March 31, 2014 are classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position, and the financial results of these businesses for the three months ended March 31, 2014 are reflected as discontinued operations on the unaudited Condensed Consolidated Statements of Income. Amounts shown in this note, unless otherwise indicated, exclude assets held for sale and discontinued operations. Cargo shipping also included our investment in Triton, which was not part of the sale and has been reclassified to a non-reportable segment. See Note 12 for additional information on our discontinued operations.

Our distribution operations segment is the largest component of our business and includes natural gas local distribution utilities that construct, manage and maintain intrastate natural gas pipelines and distribution facilities in seven states. Although the operations of distribution operations are geographically dispersed, the operating subsidiaries within the distribution operations segment are regulated utilities with rates determined by individual state regulatory commissions. These natural gas distribution utilities have similar economic and risk characteristics.

We are also involved in several related and complementary businesses. Our retail operations segment includes retail natural gas marketing to end-use customers primarily in Georgia and Illinois. Additionally, retail operations provides home protection products and services. Our wholesale services segment engages in natural gas storage and gas pipeline arbitrage and related activities. Additionally, this segment provides natural gas asset management and/or related logistics services for each of our utilities except Nicor Gas, as well as for non-affiliated companies. Our midstream operations segment includes our non-utility storage and pipeline operations, including the operation of high-deliverability natural gas storage assets. Our “other” non-reportable segments include subsidiaries that individually are not significant on a stand-alone basis and that do not fit into one of our reportable segments.

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

Glossary of Key Terms

Three months ended March 31, 2015

In millions	Distribution operations	Retail operations	Wholesale services (1)	Midstream operations	Other segments (2)	Intercompany eliminations	Consolidated
Operating revenues from external parties	$1,285	$341	$90	$19	$6	$(20)	$1,721
Intercompany revenues	56	-	-	-	-	(56)	-
Total operating revenues	1,341	341	90	19	6	(76)	1,721
Operating expenses
Cost of goods sold	776	210	9	10	5	(75)	935
Operation and maintenance	185	37	24	6	(2)	(1)	249
Depreciation and amortization	82	6	-	5	4	-	97
Taxes other than income taxes	71	1	1	1	2	-	76
Total operating expenses	1,114	254	34	22	9	(76)	1,357
Operating income (loss)	227	87	56	(3)	(3)	-	364
Other income	1	-	-	1	1	-	3
EBIT	$228	$87	$56	$(2)	$(2)	$-	$367
Identifiable and total assets (3)	$11,899	$1,100	$698	$693	$9,052	$(9,304)	$14,138
Capital expenditures	$170	$2	$1	$3	$12	$-	$188

Three months ended March 31, 2014

In millions	Distribution operations	Retail operations	Wholesale services (1)	Midstream operations	Other segments (2)	Intercompany eliminations	Consolidated
Operating revenues from external parties	$1,726	$406	$331	$44	$3	$(48)	$2,462
Intercompany revenues	75	-	-	-	-	(75)	-
Total operating revenues	1,801	406	331	44	3	(123)	2,462
Operating expenses
Cost of goods sold	1,202	280	3	36	-	(121)	1,400
Operation and maintenance	211	37	36	6	1	(2)	289
Depreciation and amortization	78	8	-	5	2	-	93
Taxes other than income taxes	82	1	1	1	3	-	88
Total operating expenses	1,573	326	40	48	6	(123)	1,870
Operating income (loss)	228	80	291	(4)	(3)	-	592
Other income	1	-	-	1	1	-	3
EBIT	$229	$80	$291	$(3)	$(2)	$-	$595
Identifiable and total assets (3)	$11,823	$738	$1,782	$698	$9,844	$(9,885)	$15,000
Capital expenditures	$150	$3	$1	$-	$7	$-	$161
(1)
The revenues for wholesale services are netted with costs associated with its energy and risk management activities. A reconciliation of our operating revenues and our intercompany revenues is shown in the following table.

In millions	Third party gross revenues	Intercompany revenues	Total gross revenues	Less gross gas costs	Operating revenues
Three months ended March 31, 2015	$2,146	$150	$2,296	$2,206	$90
Three months ended March 31, 2014	4,049	298	4,347	4,016	331
(2)	Our other non-reportable segments include our investment in Triton, which was part of our cargo shipping segment that is classified as discontinued operations. For more information, see Note 12.
(3)	Identifiable assets are those used in each segment’s operations. Amounts as of March 31, 2014 exclude assets held for sale.

Information by segment on our Consolidated Statements of Financial Position as of December 31, 2014, is as follows:

In millions	Identifiable and total assets
Distribution operations	$12,041
Retail operations	670
Wholesale services	1,402
Midstream operations	694
Other segments	9,723
Intercompany elimination	(9,621)
Consolidated	$14,909

Glossary of Key Terms

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

During the first quarter of 2014, based upon the negotiated sales price, we also recorded a goodwill impairment charge of $19 million, for which there was no income tax benefit. Additionally, we recognized a total of $7 million charge in the second and third quarters of 2014 related to the suspension of depreciation and amortization for assets that we were not compensated for by the buyer. The assets and liabilities of Tropical Shipping classified as held for sale on the unaudited Condensed Consolidated Statements of Financial Position are as follows:

In millions	March 31, 2014
Current assets
Cash and cash equivalents	$26
Short-term investments	3
Receivables	34
Inventories	9
Other	2
Total current assets	74
Long-term assets and other deferred debits
Property, plant and equipment, net	123
Goodwill	42
Intangible assets	19
Other	6
Total long-term assets and other deferred debits	190
Total assets held for sale	$264
Current liabilities
Other accounts payable – trade	$9
Accrued expenses	4
Other	23
Total liabilities held for sale	$36

The financial results of these businesses are reflected as discontinued operations, and the prior period presented has been recast to reflect the discontinued operations. The components of discontinued operations recorded on the unaudited Condensed Consolidated Statements of Income are as follows:

Three months ended
In millions	March 31, 2014
Operating revenues	$89
Operating expenses
Cost of goods sold	54
Operation and maintenance	28
Depreciation and amortization	5
Taxes other than income taxes	1
Goodwill impairment	19
Total operating expenses	107
Operating loss	(18)
Loss before income taxes	(18)
Income tax expense	(32)
Loss from discontinued operations, net of tax	$(50)

Glossary of Key Terms

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes in this quarterly filing, as well as our 2014 Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal period due to seasonal and other factors.

In November 2014, we filed a Form 10-Q/A to revise our March 31, 2014 financial statements and other affected disclosures for items related to the recognition of revenues for certain of our regulatory infrastructure programs and the amortization of our intangible assets as originally filed in our Form 10-Q for the period ended March 31, 2014. Our financial statements for the period ended March 31, 2014, reflect the revised amounts reported in our 2014 Form 10-Q/A.

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

Forward-looking statements often include words such as "anticipate," "assume," “believe,” "can," "could," "estimate," "expect," "forecast," "future," “goal,” "indicate," "intend," "may," “outlook,” "plan," “potential,” "predict," "project,” “proposed,” "seek," "should," "target," "would" or similar expressions. You are cautioned not to place undue reliance on forward-looking statements. While we believe that our expectations are reasonable in view of the information that we currently have, these expectations are subject to future events, risks and uncertainties, and there are numerous factors – many beyond our control – that could cause actual results to vary materially from these expectations.

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation, including any changes related to climate matters; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, and unexpected changes in project costs, including the cost of funds to finance these projects and our ability to recover our project costs from our customers; limits on pipeline capacity; the impact of acquisitions and divestitures; our ability to successfully integrate operations that we have or may acquire or develop in the future; direct or indirect effects on our business, financial condition or liquidity resulting from a change in our credit ratings or the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions, including disruptions in the capital markets and lending environment; general economic conditions; uncertainties about environmental issues and the related impact of such issues, including our environmental remediation plans; the capacity of our gas storage caverns, which are subject to natural settling and other occurrences; contracting rates at our midstream operations storage business; the impact of our construction projects and related capital expenditures, including our pipeline projects; the development, timing and anticipated costs relating to our pipeline projects; the impact of changes in weather, including climate change, on the temperature-sensitive portions of our business; the impact of natural disasters, such as hurricanes, on the supply and price of natural gas; acts of war or terrorism; the outcome of litigation; and the other factors discussed elsewhere herein and in our other filings with the SEC. There also may be other factors that we do not anticipate or that we do not recognize as material that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required by law.

Executive Summary

We are an energy services holding company whose principal business is the distribution of natural gas in seven states – Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee and Maryland – through our seven natural gas distribution utilities. We are also involved in several other businesses that are complementary to the distribution of natural gas. We manage our businesses through four reportable segments – distributions operations, retail operations, wholesale services and midstream operations. Our non-reportable segments are combined and presented as “other segments.” These segments are consistent with how management views and operates our business. For additional information on our reportable segments, see Note 11 to our unaudited condensed consolidated financial statements herein and Item 1, “Business” of our 2014 Form 10-K.

For the first quarter of 2015, our net income from continuing operations attributable to AGL Resources Inc. was $193 million, a decrease of $141 million compared to the same period in 2014. This decrease was primarily the result of performance at wholesale services that was lower than the record earnings we reported in the same period in 2014, but significantly higher than our expectations in the first quarter of 2015 due to colder-than-normal weather. During the first quarter of 2014, we experienced increased natural gas price volatility associated with the 2014 polar vortex that enabled us to capture unprecedented value in wholesale services leading to record earnings. Our distribution operations and retail operations segments also outperformed expectations largely due to colder-than-normal weather during the first quarter of 2015, but the effect of additional weather-related EBIT is muted when comparing to the prior year period due to the higher weather-related EBIT associated with the 2014 polar vortex.

Glossary of Key Terms

Several of our specific business objectives are detailed as follows:

•
Distribution Operations: Invest necessary capital to enhance and maintain safety and reliability; remain a low-cost leader within the industry; opportunistically expand the system and capitalize on potential customer conversions. We intend to continue investing in our regulatory infrastructure programs to minimize regulatory lag and the recovery cycle. We continue to effectively manage costs and leverage our shared services model across our businesses to largely overcome inflationary effects.

Nicor Gas In July 2014, the Illinois Commission approved our nine-year regulatory infrastructure program, Investing in Illinois, for which we implemented rates under the program that became effective in March 2015. We filed the first annual update under the program with the Illinois Commission on April 1, 2015. Our current cost estimates for the next three years are approximately $230 million in 2015 and $250 million in each of 2016 and 2017. These expenditure levels represent approximately 1.5%, 3.5% and 4.0% of annual average base rate revenues for 2015, 2016 and 2017, respectively, which are all within the program requirements.

Atlanta Gas Light In accordance with an order issued by the Georgia Commission, when AGL Resources makes a business acquisition that reduces the costs allocated or charged to Atlanta Gas Light for shared services, the net savings to Atlanta Gas Light will be shared equally between the firm customers of Atlanta Gas Light and our shareholders for a ten-year period. In March 2015, the Georgia Commission approved the Report of Synergy Savings that we filed in connection with the Nicor Inc. acquisition. The net savings will result in annual rate reductions to the firm customers of Atlanta Gas Light of $5 million.

In February 2015, we filed for true-up recovery of $178 million related to our 15-year pipeline replacement program that ended on December 31, 2013. This recovery is for unrecovered revenue requirement for the program through December 2014. The surcharge increases proposed in the filing include an initial one-time $2.46 rate increase collected from 2016 through 2025, or an alternative phased-in schedule of four $0.58 cumulative rate increases in 2017, 2018, 2019 and 2020 collected through 2030. Our petition is under review; however, the Georgia Commission has not yet scheduled a formal proceeding for this and we are currently unable to predict the ultimate outcome of this matter.

Virginia Natural Gas In April 2014, the Governor of Virginia signed into law legislation that enables the state's natural gas utilities to acquire long-term supplies of natural gas and make capital investments to facilitate the delivery of low-cost shale and coal-bed methane gas to Virginia homeowners and businesses. The new statute also allows us to build pipelines and other infrastructure that deliver shale and coal-bed methane gas into the state's markets that seek to reduce natural gas supply costs or reduce price volatility for consumers. All filings under this legislation require approval by the Virginia Commission, and we have not made any filings to date. In February 2015, we filed an application with the Virginia Commission for a two-year extension to the asset management agreement with Sequent that is currently scheduled to expire on March 31, 2016.

Florida City Gas In April 2015, Florida City Gas filed a petition with the Florida Commission for approval of its Safety, Access and Facility Enhancement program (SAFE). Under the proposed program, Florida City Gas would spend $10 million per year over a 10-year period on infrastructure relocation and enhancement projects. Costs incurred under the program would be recovered through a rate rider with annual rate adjustments and true-ups. Based on the current procedural schedule, a ruling from the Florida Commission is expected in September 2015.

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

•
Wholesale Services: Maximize strong storage and transportation positions; effectively perform on existing asset management agreements; expand customer base and maintain cost structure in line with market fundamentals. We anticipate volatility to remain low to moderate in certain areas of our portfolio; however, we expect near-term volatility in the supply-constrained Northeast corridor until expected new pipeline projects are completed and additional capacity is placed into service. We continue to position our business to secure sufficient supplies of natural gas to meet the needs of our utility and third-party customers and to hedge natural gas prices to manage costs effectively, reduce price volatility and maintain a competitive advantage. During the first quarter of 2014, we experienced increased natural gas price volatility that enabled us to capture unprecedented value in wholesale services leading to record earnings. While EBIT for the three months ended March 31, 2015 is lower than EBIT for the same period in 2014, first quarter earnings results for 2015 are higher than expectations and our historical average due to increased levels of volatility brought on by colder-than-normal weather conditions, driving performance by our asset-based transportation and storage portfolios, and higher volumes to our power generation customers and service-based transactions, including producer and utility asset management transactions.

Glossary of Key Terms

•
Midstream Operations: Optimize storage portfolio, including contracts that have expired or will expire, pursue LNG transportation and natural gas pipeline opportunities and evaluate alternate uses for our storage facilities. We are partners in three pipeline projects that remain subject to regulatory approvals. These projects, along with our existing pipelines, will support our efforts to provide diverse sources of natural gas supplies to our customers, resolve current and long-term supply planning for new capacity, enhance system reliability and generate economic development in the areas served. See Note 9 to our unaudited condensed consolidated financial statements herein and Item 1, “Business” of our 2014 Form 10-K for additional information.

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

Our non-utility businesses principally use physical and financial arrangements to reduce the risks associated with fluctuations in market conditions and changing commodity prices. These economic hedges may not qualify, or are not designated, for hedge accounting treatment. As a result, our reported earnings for wholesale services, retail operations and midstream operations reflect changes in the fair values of certain derivatives. A decline in natural gas prices or a narrowing of transportation spreads generally results in derivative gains and corresponding increases in EBIT, while an increase in natural gas prices or a widening of transportation spreads generally results in derivative losses and corresponding decreases in EBIT. These values may change significantly from period to period and are reflected as gains or losses within our operating revenues or our OCI for those derivative instruments that qualify and are designated as accounting hedges.

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

Our operating results can vary significantly from quarter to quarter as a result of the seasonality of operating revenues and EBIT at distribution operations and retail operations. During the Heating Season, natural gas usage and operating revenues are generally higher, as more customers are connected to our distribution systems and natural gas usage is higher in periods of colder weather. Alternatively, our base operating expenses, excluding cost of gas, revenue taxes, interest expense and certain incentive compensation costs, are incurred relatively evenly over any given year, resulting in variability in the quarterly pattern of earnings.

We evaluate segment performance using the measures of EBIT and operating margin. EBIT includes operating income and other income and expenses. Items that we do not include in EBIT are financing costs, including interest expense, and income taxes, each of which we evaluate on a consolidated basis. Operating margin is a non-GAAP measure that is calculated as operating revenues minus cost of goods sold and revenue tax expense in distribution operations. Operating margin excludes operation and maintenance expense, depreciation and amortization, taxes other than income taxes, and the gain or loss on the sale of assets. These items are included in our calculation of operating income as reflected in our unaudited Condensed Consolidated Statements of Income.

We believe operating margin is a better indicator than operating revenues of the contribution resulting from customer growth in our distribution operations segment since the cost of goods sold and revenue tax expenses can vary significantly and are generally billed directly to our customers. We also consider operating margin to be a better indicator in our retail operations, wholesale services and midstream operations segments since it is a direct measure of operating margin before overhead costs. You should not consider operating margin an alternative to, or a more meaningful indicator of, our operating performance than operating income or net income attributable to AGL Resources Inc. as determined in accordance with GAAP. In addition, operating margin may not be comparable to similarly titled measures of other companies.

Glossary of Key Terms

The following table reconciles operating revenue and operating margin to operating income, and EBIT to income before income taxes and net income, together with other consolidated financial information for the periods presented.

	Three months ended March 31,
In millions, except per share amounts	2015	2014	Change
Operating revenues	$1,721	$2,462	$(741)
Cost of goods sold	(935)	(1,400)	465
Revenue tax expense (1)	(55)	(67)	12
Operating margin	731	995	(264)
Operating expenses	(422)	(470)	48
Revenue tax expense (1)	55	67	(12)
Operating income	364	592	(228)
Other income	3	3	-
EBIT	367	595	(228)
Interest expense, net	(44)	(46)	2
Income before income taxes	323	549	(226)
Income tax expense	(118)	(203)	85
Income from continuing operations	205	346	(141)
Loss from discontinued operations, net of tax	-	(50)	50
Net income	205	296	(91)
Less net income attributable to the noncontrolling interest	12	12	-
Net income attributable to AGL Resources Inc.	$193	$284	$(91)
Amounts attributable to AGL Resources Inc.
Income from continuing operations attributable to AGL Resources Inc.	$193	$334	$(141)
Loss from discontinued operations, net of tax	-	(50)	50
Net income attributable to AGL Resources Inc.	$193	$284	$(91)
Diluted earnings (loss) per common share data
Continuing operations attributable to AGL Resources Inc.	$1.62	$2.81	$(1.19)
Discontinued operations (2)	-	(0.43)	0.43
Diluted earnings per common share attributable to AGL Resources Inc.	$1.62	$2.38	$(0.76)
(1)	Adjusted for Nicor Gas’ revenue tax expenses, which are passed through directly to our customers.
(2)	In September 2014, we closed on the sale of Tropical Shipping. See Note 12 to our unaudited condensed consolidated financial statements under Part I, Item 1 herein for additional information.

Operating Metrics

Weather We measure the effects of weather on our business through Heating Degree Days, and we also consider operating costs that may vary with the effects of weather. Generally, increased Heating Degree Days result in higher demand for natural gas on our distribution systems. With the exception of Nicor Gas and Florida City Gas, we have various regulatory mechanisms, such as weather normalization mechanisms, which limit our exposure to weather changes within typical ranges in each of our utilities’ respective service areas. However, our customers in Illinois and our retail operations customers in Georgia can be impacted by warmer or colder-than-normal weather. We have presented the Heating Degree Days information for those locations in the following table.

	Three months ended March 31,			2015 vs. 2014	2015 vs. normal
	Normal (1)	2015	2014	(warmer)	colder
Illinois (2)	3,056	3,357	3,756	(11)%	10%
Georgia	1,464	1,592	1,733	(8)%	9%
(1)
Normal represents the 10-year average from January 1, 2005, through March 31, 2014, for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, as obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

(2)	The 10-year average Heating Degree Days established by the Illinois Commission in our last rate case is 2,902 for the first three months from 1998 through 2007.

For our Illinois weather risk associated with Nicor Gas, we have a corporate weather hedging program that utilizes weather derivatives to reduce the risk of lower operating margins potentially resulting from significantly warmer-than-normal weather.

Glossary of Key Terms

Customers The number of customers at distribution operations and energy customers at retail operations can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Our energy customers at retail operations are primarily located in Georgia and Illinois. Our customer metrics presented in the following table highlight the average number of customers to which we provide services.

	Three months ended March 31,		2015 vs. 2014
In thousands	2015	2014	% change
Distribution operations (1)	4,557	4,532	0.5%
Retail operations
Energy customers	637	636	0.1%
Service contracts	1,159	1,197	(3.1)%
Market share in Georgia	30%	31%	(3.2)%
(1)
In 2014, we implemented a process change at Nicor Gas that adversely impacted our customer count. This had the effect of immaterial growth for Nicor Gas from the three months ended March 31, 2014. Excluding Nicor Gas, our year-over-year customer growth rate was 1.1%.

We anticipate overall utility customer growth trends for 2015 to continue improving based on an expectation of improvement in the economy and relatively low natural gas prices.

Retail operations’ market share in Georgia has decreased slightly primarily as a result of a highly competitive marketing environment, which we expect will continue for the foreseeable future. In 2015, we will continue efforts in our retail operations segment to enter into targeted markets and expand our energy customers and service contracts. We anticipate this expansion will provide growth opportunities in future years.

Volumes Our natural gas volume metrics for distribution operations and retail operations, as shown in the following table, illustrate the effects of weather and customers’ demand for natural gas compared to the prior year. Wholesale services’ physical sales volumes represent the daily average natural gas volumes sold to its customers.

	Three months ended March 31,		2015 vs. 2014
	2015	2014	% change
Distribution operations (In Bcf)
Firm	345	362	(5)%
Interruptible	27	28	(4)
Total	372	390	(5)%
Retail operations (In Bcf)
Georgia firm	19	21	(10)%
Illinois	8	10	(20)%
Other (includes Florida, Maryland, New York and Ohio)	4	4	-%
Wholesale services
Daily physical sales (Bcf / day)	7.8	7.3	7%

Within midstream operations, our natural gas storage businesses seek to have a significant portion of their working natural gas capacity under firm subscription, but also take into account current and expected market conditions. This allows our natural gas storage business to generate additional revenue during times of peak market demand for natural gas storage services, but retain some consistency with its earnings and maximize the value of the investments.

Our midstream operations storage business is cyclical, and the abundant supply of natural gas in recent years and resulting lack of market and price volatility have negatively impacted the profitability of our storage facilities. We anticipate lower natural gas prices to continue in 2015 as compared to historical averages. However, we expect the rates at which we re-contract expiring capacity in 2015 to be higher than re-contracting rates in 2014, but remain below historical averages. The prices for natural gas storage capacity are expected to increase as supply and demand quantities reach equilibrium with continued economic improvement, expected exports of LNG, and/or increases in natural gas demand in response to low prices and expanded uses for natural gas. As of the periods presented, the overall monthly average firm subscription rates per facility and amount of firm capacity subscription were as follows:

	April 1, 2015		April 1, 2014
	Average rates (1)	Firm capacity under subscription (1)	Average rates (1)	Firm capacity under subscription (1)
Jefferson Island	$0.092	4.2	$0.108	4.6
Golden Triangle	0.098	7.0	0.123	4.5
Central Valley	0.047	4.0	0.062	2.5
(1)
Rates are per dekatherm. Firm capacity under subscription excludes 5 Bcf contracted by Sequent as of April 1, 2015, at an average monthly rate of $0.07 and 7 Bcf as of April 1, 2014, at an average monthly rate of $0.05.

Glossary of Key Terms

Segment Information Operating margin, operating expenses and EBIT information for each of our segments is contained in the following tables:

	Three months ended March 31, 2015			Three months ended March 31, 2014
In millions	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)	Operating margin (1) (2)	Operating expenses (2)	EBIT (1)
Distribution operations	$510	$283	$228	$532	$304	$229
Retail operations	131	44	87	126	46	80
Wholesale services	81	25	56	328	37	291
Midstream operations	9	12	(2)	8	12	(3)
Other segments (3)	1	4	(2)	3	6	(2)
Intercompany eliminations	(1)	(1)	-	(2)	(2)	-
Consolidated	$731	$367	$367	$995	$403	$595
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
(3)
Our “other” non-reportable segments include our investment in Triton, which was formerly part of our cargo shipping segment that is now classified as discontinued operations. For more information, see Note 12 to our unaudited condensed consolidated financial statements under Part I, Item 1 herein.

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

With the exception of Atlanta Gas Light, our second largest utility, the earnings of our regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for natural gas consumed. We have various weather mechanisms, such as weather normalization mechanisms at our utilities and weather derivative instruments, that limit our exposure to weather changes within typical ranges in their respective service areas. For the three months ended March 31, 2015, distribution operations’ EBIT decreased by $1 million compared to the same period during the prior year, as shown in the following table.

In millions	Three months ended
EBIT - for March 31, 2014	$229
Operating margin
Decrease primarily as a result of energy efficiency program recoveries at Nicor Gas, offset by decreased operating expenses below	(25)
Decrease mainly driven by warmer weather compared to prior year, partially offset by customer growth	(3)
Increase from regulatory infrastructure programs, primarily at Atlanta Gas Light	6
Decrease in operating margin	(22)
Operating expenses
Decreased rider expenses primarily as a result of energy efficiency program expenses at Nicor Gas, offset by increased operating margin above	25
Decreased incentive compensation costs due to lower earnings compared to prior year	3
Increased benefit expenses primarily as a result of change in actuarial gains and losses	(3)
Increased depreciation expense from additional assets placed in service	(4)
Decrease in operating expenses	21
EBIT - for March 31, 2015	$228

Glossary of Key Terms

Retail Operations

Our retail operations segment, which consists of several businesses that provide energy-related products and services to retail markets, is also weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to partially mitigate potential weather impacts. For the three months ended March 31, 2015, retail operations’ EBIT increased by $7 million, or 9%, compared to the same period last year, as shown in the following table. During the three months ended March 31, 2015, we recovered $8 million of hedge losses and $3 million of LOCOM adjustments that were recorded during 2014. We expect to recover the remaining $5 million of hedge losses that were recorded in 2014 during the remainder of 2015.

In millions	Three months ended
EBIT - for March 31, 2014	$80
Operating margin
Increase in expanded markets from reduction in gas costs, higher price spreads and increased customer count	4
Increase primarily in Georgia due to favorable retail margins, partially offset by lower usage due to warmer weather relative to prior year	2
Change in LOCOM adjustment	(1)
Increase in operating margin	5
Operating expenses
Decreased bad debt, outside services and other	3
Increased incentive compensation costs due to higher first quarter 2015 earnings	(1)
Decrease in operating expenses	2
EBIT - for March 31, 2015	$87

Wholesale Services

Our wholesale services segment is involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services and wholesale marketing. We have positioned the business to generate positive economic earnings even under low volatility market conditions that can result from a number of factors, including weather fluctuations and changes in supply or demand for natural gas in different regions of the country. However, when market price volatility increases as we experienced in 2015 and 2014, we are well positioned to capture significant value and generate stronger results. For the three months ended March 31, 2015, wholesale services’ EBIT exceeded our original expectations at the beginning of the year due to volatility brought on by colder-than-normal weather conditions, driving strong performance from the Northeast region’s transport and storage portfolios, asset management and related services to producers around the major shale producing regions and to natural gas-fired power generators. However, given that weather in 2015 was not as cold as the extreme and prolonged cold weather experienced in 2014, volatility in 2015 was lower driving a decrease in EBIT by $235 million compared to the same period last year, as shown in the following table.

In millions	Three months ended
EBIT - for March 31, 2014	$291
Operating margin
Change in commercial activity largely driven by lower price volatility resulting from extremely cold weather in 2014	(262)
Change in LOCOM adjustment	(6)
Change in value of storage derivatives as a result of changes in NYMEX natural gas prices	6
Change in value of transportation and forward commodity derivatives from price movements related to natural gas transportation positions	15
Decrease in operating margin	(247)
Operating expenses
Decreased variable compensation costs related to lower earnings, slightly offset by increased other expenses	12
Decrease in operating expenses	12
EBIT - for March 31, 2015	$56

The following table illustrates the components of wholesale services’ operating margin for the periods presented.

	Three months ended March 31,
In millions	2015	2014
Commercial activity recognized	$113	$375
Gain (loss) on storage derivatives	4	(2)
Loss on transportation and forward commodity derivatives	(28)	(43)
Inventory LOCOM adjustment	(8)	(2)
Operating margin	$81	$328

Change in commercial activity The commercial activity at wholesale services includes recognized storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur in the period. Additionally, the commercial activity includes operating margin generated and recognized in the current period. For the first three months of 2015, commercial activity decreased significantly due to:

•	Lower price volatility as compared to last year due to the extreme and prolonged cold weather in the first quarter of 2014, and
•
Lower operating margin resulting from the withdrawal of storage inventory hedged at the end of 2014 that was included in the storage withdrawal schedule with a value of $(3) million as of December 31, 2014.

Glossary of Key Terms

While market conditions in 2014 and early 2015 experienced more natural gas price volatility, in the near term we anticipate low volatility in certain areas of our portfolio, but expect a continuation of some volatility in the supply-constrained Northeast corridor. Over the longer term, we expect volatility to be low to moderate and locational or transportation spreads to decrease over time as new pipelines are built to reduce the bottleneck in the currently constrained shale areas of the Northeast U.S. To the extent these pipelines are delayed or not built, our expectations are that volatility would increase. Natural gas supply increases during the 2013/2014 and 2014/2015 Heating Seasons in the U.S. were not enough to meet the increased demand, resulting in storage levels that were lower than historical periods. U.S. storage levels are in the process of being restored but are currently below the historic five-year average of storage levels, which could lead to higher natural gas prices in the future. Additional economic factors may contribute to this environment, including the significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers and reduced levels of natural gas production. Further, if economic conditions continue to improve, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis.

Change in storage and transportation derivatives There was continued price volatility in the first quarter of 2015 benefitting Sequent’s portfolio of pipeline transportation and storage capacity assets throughout the country, primarily in the Northeast market. Although we do not expect this high level of price volatility to continue, we see the potential for market fundamentals indicating some level of increased volatility that would continue to benefit Sequent’s portfolio of pipeline transportation capacity should this occur. The storage derivative gains during the first quarter of 2015 are primarily due to changes in natural gas prices applicable to the locations of our specific storage assets. Losses in our transportation and forward commodity derivative positions for the first three months of 2015 are the result primarily of widening transportation basis spreads associated with colder-than-normal weather and higher demand together with natural gas transportation constraints due to growing shale production, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast region. These losses are temporary and, based on current expectations, largely will be recovered in 2015 with the physical flow of natural gas and utilization of the contracted transportation capacity.

Withdrawal schedule and physical transportation transactions The expected natural gas withdrawals from storage and expected offset to hedge losses/gains associated with Sequent’s transportation portfolio are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Sequent’s expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt and delivery charges, but are net of the estimated impact of profit sharing under our asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points and forward natural gas prices at March 31, 2015. A portion of Sequent’s storage inventory and transportation capacity is economically hedged with futures contracts, which results in realization of substantially fixed net operating revenues, timing notwithstanding.

	Storage withdrawal schedule
Dollars in millions	Total storage (in Bcf) (WACOG $1.92)	Expected net operating gains (losses) (1)	Physical transportation transactions – expected net operating gains (losses) (2)
2015	8	$6	$10
2016	11	7	13
2017 and thereafter	-	-	5
Total at March 31, 2015 (3)	19	$13	$28
Total at December 31, 2014	71	$(3)	$(38)
Total at March 31, 2014	9	$12	$43
(1)
Represents expected operating gains (losses) from planned storage withdrawals associated with existing inventory positions and could change as Sequent adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.

(2)
Represents the periods associated with the transportation derivative (gains) losses during which the derivatives will be settled and the physical transportation transactions will occur that offset the derivative (gains) losses recognized in 2014 and during the first three months of 2015.

(3)
Includes 5 Bcf in storage with expected operating margin of $4 million that is currently inaccessible due to operational issues at a third party storage facility. The owner of this facility is working to resolve these issues and the facility is expected to be operational by mid-2015. While we expect this inventory to be fully recovered, the timing of withdrawal of this gas may be impacted by the operational issues.

The unrealized storage and transportation derivative losses do not change the underlying economic value of our storage and transportation positions and, based on current expectations, will primarily be reversed in 2015 and 2016 when the related transactions occur and are recognized. For more information on Sequent’s energy marketing and risk management activities, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under the caption “Weather and Natural Gas Price Risks” of our 2014 Form 10-K.

Glossary of Key Terms

Midstream Operations

Our midstream operations segment’s primary activity is operating non-utility storage and pipeline facilities, including the development and operation of high-deliverability underground natural gas storage and pipeline assets. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, certain of our storage services are covered under short-, medium- and long-term contracts at fixed market rates. For the three months ended March 31, 2015, midstream operations’ EBIT increased by $1 million compared to the same period during the prior year, as shown in the following table.

In millions	Three months ended
EBIT - for March 31, 2014	$(3)
Operating margin
Increased margin related to true-up of retained fuel at one of our storage facilities in the first quarter of 2014	7
Decrease in interruptible revenues largely at Golden Triangle due to optimizing the facilities during the colder weather in 2014	(6)
Increase in operating margin	1
EBIT - for March 31, 2015	$(2)

Liquidity and Capital Resources

Overview The acquisition of natural gas and pipeline capacity, payment of dividends and funding of working capital needs primarily related to our natural gas inventory are our most significant short-term financing requirements. The liquidity required to fund these short-term needs is primarily provided by our operating activities, and any needs not met are primarily satisfied with short-term borrowings under our commercial paper programs, which are supported by the AGL Credit Facility and the Nicor Gas Credit Facility. The need for long-term capital is driven primarily by capital expenditures and maturities of long-term debt. Periodically, we raise funds supporting our long-term cash needs from the issuance of long-term debt or equity securities. We regularly evaluate our funding strategy and capitalization profile to ensure that we have sufficient liquidity for our short-term and long-term needs in a cost-effective manner.

Our financing activities, including long-term and short-term debt and equity, are subject to customary approval or review by state and federal regulatory bodies, including the various commissions of the states in which we conduct business. Certain financing activities we undertake may also be subject to approval by state regulatory agencies. A substantial portion of our consolidated assets, earnings and cash flows is derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation. By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates.

We believe the amounts available to us under our long-term debt and credit facilities as well as through the issuance of debt and equity securities, combined with cash provided by operating activities will continue to allow us to meet our needs for working capital, pension and retiree welfare benefits, capital expenditures, anticipated debt redemptions, interest payments on debt obligations, dividend payments and other cash needs through the next several years.

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

Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate mix of debt and equity securities. This strategy includes active management of the percentage of total debt relative to total capitalization, as well as the term and interest rate profile of our debt securities and maintenance of an appropriate mix of debt with fixed and floating interest rates. Our variable-rate debt target is 20% to 45% of total debt. As of March 31, 2015, our variable-rate debt was 21% of our total debt compared to 31% as of December 31, 2014, and 21% as of March 31, 2014. The decrease from December 31, 2014, was primarily due to decreased commercial paper borrowings.

In January 2015, we executed $800 million in notional value of 10 year and 30 year fixed-rate, forward-starting interest rate swaps to hedge potential interest rate volatility prior to anticipated issuances of senior notes in 2015 and 2016. These debt issuances will be used to reduce our commercial paper for the amount that was borrowed to repay our senior notes that matured in January 2015 and to fund upcoming debt maturities as well as the capital expenditures associated with increased utility investment and construction of our new pipeline projects. We have designated the forward-starting interest rate swaps, which will mature on the debt issuance dates, as cash flow hedges. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” under the caption “Interest Rate Risk” for additional information.

Our objective continues to be maintaining a strong balance sheet and liquidity profile, solid investment grade ratings and annual dividend growth. Additionally, we will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies, acquisitions and other factors. See Item 1A, “Risk Factors,” in our 2014 Form 10-K for additional information on items that could impact our liquidity and capital resource requirements.

Glossary of Key Terms

Capital Projects We continue to focus on capital discipline and cost control while moving ahead with projects and initiatives that we expect will have current and future benefits to us and our customers, provide an appropriate return on invested capital and ensure the safety, reliability and integrity of our utility infrastructure. These capital projects update or expand our distribution systems to improve system reliability and meet operational flexibility and growth. Our anticipated expenditures for these programs in 2015 are discussed in “Liquidity and Capital Resources” under the caption ‘Cash Flow from Investing Activities’ under Item 7 in our 2014 Form 10-K. For additional information on our capital projects, see Item 1 “Business” in our 2014 10-K.

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

In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Minimum balance outstanding (2)	Largest balance outstanding (2)
Commercial paper – AGL Capital	$176	$550	$165	$787
Commercial paper – Nicor Gas	350	422	251	585
Current portion of long-term debt (3)	75	84	-	200
Total short-term debt and current portion of long-term debt	$601	$1,056	$416	$1,572
(1)	As of March 31, 2015.
(2)
For the three months ended March 31, 2015. The minimum and largest balances outstanding for each debt instrument occurred at different times during the period. Consequently, the total balances are not indicative of actual borrowings on any one day during the period.

(3)	$200 million of senior notes matured in January 2015 and were repaid using commercial paper.

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

Increasing natural gas commodity prices can significantly impact our commercial paper borrowings. Based on current natural gas prices and our expected injection plan, a $1 NYMEX price increase could result in an approximately $217 million change of working capital requirements during the 2015 injection season. This range is sensitive to the timing of storage injections and withdrawals, collateral requirements and our portfolio position. Based upon our total debt outstanding as of March 31, 2015, and our maximum 70% debt to total capitalization allowed under our financial covenants, we could potentially borrow an additional $1.1 billion of commercial paper under the AGL Credit Facility and an additional $350 million of commercial paper under the Nicor Gas Credit Facility. As a result, based on current natural gas prices and our expected purchases during the remainder of the injection season, we believe that we have sufficient liquidity to cover our working capital needs for the upcoming Heating Season.

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

Factors we consider important to assessing our credit ratings include our statements of financial position, leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any triggering events in our debt instruments that are tied to changes in our specified credit ratings or our stock price and have not entered into any agreements that would require us to issue equity based on credit ratings or other trigger events. The following table summarizes our credit ratings as of March 31, 2015, and reflects no change from what was reported in our 2014 Form 10-K.

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

Glossary of Key Terms

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
•
Our credit facilities contain customary events of default, including but not limited to the failure to comply with certain affirmative and negative covenants, cross-defaults to certain other material indebtedness and a change of control.

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

	AGL Resources			Nicor Gas
	Mar. 31,	Dec. 31,	Mar. 31,	Mar. 31,	Dec. 31,	Mar. 31,
	2015	2014	2014	2015	2014	2014
Debt-to-capitalization ratio as calculated from our unaudited Condensed Consolidated Statements of Financial Position	51%	57%	54%	54%	62%	53%
Adjustments (1)	(1)	(2)	-	-	-	1
Debt-to-capitalization ratio as calculated within our credit facilities	50%	55%	54%	54%	62%	54%
(1)
As defined in credit facilities, includes standby letters of credit, performance/surety bonds and excludes accumulated OCI items related to non-cash pension adjustments, other post-retirement benefits liability adjustments and accounting adjustments for cash flow hedges.

We were in compliance with all of our debt provisions and covenants, both financial and non-financial, for all periods presented.

Cash Flows The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Three months ended March 31,
In millions	2015	2014 (1)	Variance
Net cash provided by (used in):
Operating activities	$1,120	$853	$267
Investing activities	(184)	(164)	(20)
Financing activities	(926)	(501)	(425)
Net increase in cash and cash equivalents – continuing operations	10	186	(176)
Net increase in cash and cash equivalents – discontinued operations	-	2	(2)
Cash and cash equivalents (including held for sale) at beginning of period	31	105	(74)
Cash and cash equivalents (including held for sale) at end of period	41	293	(252)
Less cash and cash equivalents held for sale at end of period	-	26	(26)
Cash and cash equivalents (excluding held for sale) at end of period	$41	$267	$(226)
(1)	Includes activity for discontinued operations.

Cash Flow from Operating Activities The $267 million increase in cash provided by operating activities for the three months ended March 31, 2015 was primarily related to (i) receivables, other than energy marketing, due to higher natural gas prices and colder weather in 2014, which resulted in higher volumes primarily at distribution operations and retail operations in the prior year that were collected in later periods, and (ii) deferred natural gas costs, due to recovery in the current period related to an increase in the price paid for natural gas in the first quarter of 2014 associated with the extremely cold weather. These increases were partially offset by decreases compared to the prior year primarily related to (i) inventories, net of LIFO liquidation, due primarily to decreased LIFO liquidation at Nicor Gas attributable to lower natural gas prices in 2015 compared to 2014, and (ii) lower earnings year over year largely attributed to significantly colder-than-normal weather and increased price volatility that enabled us to capture value in wholesale services in the prior year.

Cash Flow from Investing Activities The $20 million increase in cash flow used in investing activities was primarily the result of spending for the start of the Investing in Illinois program at Nicor Gas during the first quarter of 2015.

Cash Flow from Financing Activities The increased use of cash for our financing activities was primarily the result of commercial paper repayments utilizing higher cash from operations driven largely by the extremely cold weather in the first quarter of 2014, as well as our redemption of senior notes that matured in January 2015. For more information on our debt, see Note 7 to our unaudited condensed consolidated financial statements under Part I, Item 1 herein.

Glossary of Key Terms

Contractual Obligations and Commitments We incur various contractual obligations and financial commitments in the normal course of business that are reasonably likely to have a material effect on liquidity or the availability of requirements for capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor. For additional information, see Note 10 to our unaudited condensed consolidated financial statements under Part I, Item 1 herein.

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

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations as filed on our 2014 Form 10-K. Our critical accounting estimates used in the preparation of our unaudited condensed consolidated financial statements include those related to our accounting for:

• Rate-Regulated Subsidiaries
• Goodwill and Long-Lived Assets, including Intangible Assets
• Derivatives and Hedging Activities
• Contingencies
• Pension and Welfare Plans
• Income Taxes

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

Natural Gas Price Risk

The following tables include the fair values and average values of our consolidated derivative instruments as of the dates indicated. We base the average values on monthly averages for the three months ended March 31, 2015 and 2014.

	Derivative instruments average values at March 31, (1)
In millions	2015	2014
Asset	$208	$213
Liability	118	183
(1) Excludes cash collateral amounts.

Glossary of Key Terms

	Derivative instruments fair values netted with cash collateral at
In millions	March 31, 2015	December 31, 2014	March 31, 2014
Asset	$213	$287	$138
Liability	52	93	82

The following table illustrates the change in the net fair value of our derivative instruments during the periods presented, and provides details of the net fair value of contracts outstanding as of the dates presented.

	Three months ended March 31,
In millions	2015	2014
Net fair value of derivative instruments outstanding at beginning of period	$61	$(82)
Derivative instruments realized or otherwise settled during period	(70)	57
Change in net fair value of derivative instruments	(40)	(19)
Net fair value of derivative instruments outstanding at end of period	(49)	(44)
Netting of cash collateral	210	100
Cash collateral and net fair value of derivative instruments outstanding at end of period (1)	$161	$56
(1)	Net fair value of derivative instruments outstanding includes $1 million premium and associated intrinsic value at both March 31, 2015 and 2014, associated with weather derivatives.

The sources of our net fair value at March 31, 2015, are as follows.

In millions	Prices actively quoted (Level 1) (1)	Significant other observable inputs (Level 2) (2)
Mature through 2015	$(98)	$36
Mature 2016 – 2017	(7)	21
Mature 2018 – 2019	(1)	-
Total derivative instruments (3)	$(106)	$57
 (1)  Valued using NYMEX futures prices.
(2)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

 (3)  Excludes cash collateral amounts.

VaR VaR is the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability. Our VaR may not be comparable to that of other entities due to differences in the factors used to calculate VaR. Our VaR is determined on a 95% confidence interval and a 1-day holding period, which means that 95% of the time, the risk of loss in a day from a portfolio of positions is expected to be less than or equal to the amount of VaR calculated. Our open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management, including the chief risk officer. Because we generally manage physical gas assets and economically protect our positions by hedging in the futures markets, our open exposure is generally mitigated. We employ daily risk testing, using both VaR and stress testing, to evaluate the risks of our open positions.

Natural gas markets experienced unprecedented levels of high volatility and prices due to the extended extreme cold weather during the first quarter of 2014, resulting in our VaR to be at elevated levels during the prior year quarter. We actively managed and monitored the open positions and exposures that were driving the elevated VaR levels to not only remain in compliance with established policies, but also to mitigate the operational risks of not being able to meet customer needs under these extreme conditions. As conditions moderated at the end of the first quarter of 2014, our period-end VaR was consistent with historical periods. We actively monitor open commodity positions and the resulting VaR. We also continue to maintain a relatively matched book, where our total buy volume is close to our sell volume, with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period, SouthStar’s portfolio of positions for the three months ended March 31, 2015 and 2014 were less than $0.1 million and Sequent had the following VaRs.

	Three months ended March 31,
In millions	2015	2014
Period end	$4.2	$3.2
Average	4.1	6.4
High	7.3	19.7
Low	2.9	3.2

Interest Rate Risk

Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Our policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $846 million of variable-rate debt outstanding at March 31, 2015, a 100 basis point change in market interest rates would have resulted in an increase in pre-tax interest expense of $8 million on an annualized basis.

Glossary of Key Terms

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

On January 23, 2015, we executed $800 million in notional value of 10 year and 30 year fixed-rate, forward-starting interest rate swaps to hedge potential interest rate volatility prior to anticipated debt issuances in 2015 and 2016. We have designated the forward-starting interest rate swaps, which will be settled on the debt issuance dates, as cash flow hedges. We performed a qualitative assessment of effectiveness as of March 31, 2015 and concluded that the hedges remain highly effective.

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

We have a concentration of credit risk as measured by our 30-day receivable exposure plus forward exposure. As of March 31, 2015, our top 20 counterparties represented 52% of the total counterparty exposure of $484 million, excluding $4 million of customer deposits.

As of March 31, 2015, our counterparties or the counterparties’ guarantors had a weighted average S&P equivalent credit rating of A-, which is consistent with the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody’s ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody’s, respectively, and 1 being D or Default by S&P and Moody’s, respectively. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties’ exposures, and this numeric value is then converted to an S&P equivalent. The following table shows our third-party natural gas contracts receivable and payable positions as of the periods presented.

	Gross receivables			Gross payables
	Mar. 31,	Dec. 31,	Mar. 31,	Mar. 31,	Dec. 31,	Mar. 31,
In millions	2015	2014	2014	2015	2014	2014
Netting agreements in place:
Counterparty is investment grade	$394	$482	$737	$211	$276	$453
Counterparty is non-investment grade	4	4	2	12	7	16
Counterparty has no external rating	190	263	427	361	494	631
No netting agreements in place:
Counterparty is investment grade	22	30	53	1	-	3
Counterparty is non-investment grade	-	-	3	-	-	-
Counterparty has no external rating	1	-	4	1	-	16
Amount recorded on unaudited Condensed Consolidated Statements of Financial Position	$611	$779	$1,226	$586	$777	$1,119

We have certain trade and credit contracts that have explicit minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with some of our counterparties. If such collateral were not posted, our ability to continue transacting business with these counterparties would be impaired. If our credit ratings had been downgraded to non-investment grade status, the required amounts to satisfy potential collateral demands under such agreements with our counterparties would have totaled $7 million at March 31, 2015, which would not have had a material impact on our consolidated results of operations, cash flows or financial condition.

There have been no significant changes to our credit risk related to any of our segments other than wholesale services, as described in Item 7A ”Quantitative and Qualitative Disclosures about Market Risk” of our 2014 Form 10-K.

Glossary of Key Terms

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2015, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of our business ordinarily results in periodic regulatory proceedings before various state and federal authorities. In addition, we are party as both plaintiff and defendant to a number of lawsuits related to our business on an ongoing basis. Management believes that the outcome of all regulatory proceedings and litigation in which we are currently involved will not have a material adverse effect on our consolidated financial condition or results of operations. For more information regarding our regulatory proceedings and litigation, see Note 10 to our unaudited condensed consolidated financial statements in this quarterly filing under the caption “Litigation.”

Item 1A. Risk Factors.

For information regarding our risk factors, see the factors discussed in Part I, Item 1A. “Risk Factors” in our 2014 Form 10-K. These risk factors could materially affect our business, financial condition or future results. There have been no significant changes to our risk factors included in Item 1A of our 2014 Form 10-K. The risks described in the referenced document are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we currently do not recognize as material also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of our common stock by us or any affiliated purchasers during the first quarter of 2015, and no unregistered sales of equity securities were made during this period.

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

AGL RESOURCES INC.
(Registrant)

Date: April 28, 2015                                                                                /s/ Andrew W. Evans
                  Executive Vice President and Chief Financial Officer

Glossary of Key Terms