Form 10-Q
period 2016-09-30
SOUTHERN Co GAS
filed 2016-11-04
CIK 1004155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to_______

Commission File Number 1-14174

SOUTHERN COMPANY GAS
(Exact name of registrant as specified in its charter)

Georgia	58-2210952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ten Peachtree Place NE, Atlanta, Georgia 30309
(Address of principal executive offices)

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Description of Common Stock	Shares Outstanding as of September 30, 2016
Par Value $0.01 Per Share	100

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2016

DEFINITIONS
Term	Meaning
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC
Central Valley	Central Valley Gas Storage, LLC
CUB	Citizens Utility Board
Dalton Pipeline	A 50% undivided ownership interest in a pipeline facility in Georgia
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company Gas for the year ended December 31, 2015
GAAP	U.S. generally accepted accounting principles
Georgia PSC	Georgia Public Service Commission, the state regulatory agency for Atlanta Gas Light
GNG	Georgia Natural Gas Company
Golden Triangle	Golden Triangle Storage, Inc.
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when natural gas usage and operating revenues are generally higher
Horizon Pipeline	Horizon Pipeline Company, LLC
Illinois Commission	Illinois Commerce Commission, the state regulatory agency for Nicor Gas
Jefferson Island	Jefferson Island Storage & Hub, LLC
LOCOM	Lower of weighted average cost or current market price
Merger
The merger of AMS Corp., a wholly-owned, direct subsidiary of Southern Company, with and into Southern Company Gas, effective July 1, 2016, with Southern Company Gas continuing as the surviving corporation and a wholly-owned, direct subsidiary of Southern Company

mmBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
New Jersey BPU	New Jersey Board of Public Utilities, the state regulatory agency for Elizabethtown Gas
Nicor Gas	Northern Illinois Gas Company, doing business as Nicor Gas Company
Nicor Gas Credit Facility	$700 million credit facility entered into by Nicor Gas to support its commercial paper program
NYMEX	New York Mercantile Exchange, Inc.
PennEast Pipeline	PennEast Pipeline Company, LLC
Piedmont	Piedmont Natural Gas Company, Inc.
Pivotal Utility Holdings	Pivotal Utility Holdings, Inc., doing business as Elizabethtown Gas, Elkton Gas and Florida City Gas
PRP	Pipeline Replacement Program, Atlanta Gas Light's 15-year infrastructure replacement program, which ended in December 2013
S&P	S&P Global Ratings, a division of S&P Global Inc.
SEC	U.S. Securities and Exchange Commission
Sequent	Sequent Energy Management, L.P.
SNG	Southern Natural Gas Company L.L.C.
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas (formerly known as AGL Resources Inc.) and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation (formerly known as AGL Capital Corporation), a wholly-owned subsidiary of Southern Company Gas
Southern Company Gas Credit Facility	$1.3 billion credit agreement entered into by Southern Company Gas Capital to support its commercial paper program
SouthStar	SouthStar Energy Services, LLC
Triton	Triton Container Investments, LLC
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission, the state regulatory agency for Virginia Natural Gas
Virginia Natural Gas	Virginia Natural Gas, Inc.
WACOG	Weighted average cost of gas

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulatory matters, the strategic goals for Southern Company Gas, economic conditions, regulatory and environmental cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, projections for the qualified pension plan contributions, financing activities, completion dates of construction projects, filings with state and federal regulatory authorities, and estimated other plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•
the impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry, environmental laws, and also changes in tax and other laws and regulations to which Southern Company Gas and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

•	current and future litigation, regulatory investigations, proceedings, or inquiries, including, without limitation, IRS and state tax audits;

•	the effects, extent, and timing of the entry of additional competition in the markets in which Southern Company Gas' subsidiaries operate;

•
variations in demand for natural gas, including those relating to weather, the general economy and recovery from the last recession, population and business growth (and declines), the effects of energy conservation and efficiency measures, including from the development and deployment of alternative energy sources, and any potential economic impacts resulting from federal fiscal decisions;

•	available sources and costs of natural gas;

•	limits on pipeline capacity;

•	effects of inflation;

•	the ability to control costs and avoid cost overruns during the development and construction of facilities;

•	investment performance of Southern Company Gas' employee and retiree benefit plans;

•	advances in technology;

•	state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to natural gas and other cost recovery mechanisms;

•	the ability to successfully operate the natural gas distribution and storage facilities and the successful performance of necessary corporate functions;

•	the inherent risks involved in transporting and storing natural gas;

•	the performance of the non-utility businesses and the success of efforts to invest in and develop new opportunities;

•	internal restructuring or other restructuring options that may be pursued;

•	potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to Southern Company Gas or its subsidiaries;

•
the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected, the possibility that costs related to integration with Southern Company will be greater than expected, the ability to retain and hire key personnel and maintain relationships with customers, suppliers, or other business partners, and the diversion of management time on integration related issues;

•	the ability of counterparties of Southern Company Gas and its subsidiaries to make payments as and when due and to perform as required;

•	the direct or indirect effect on Southern Company Gas' business resulting from cyber intrusion or terrorist incidents and the threat of terrorist incidents;

•	interest rate fluctuations and financial market conditions and the results of financing efforts;

•	changes in Southern Company Gas' and any of its subsidiaries' credit ratings, including impacts on interest rates, access to capital markets, and collateral requirements;

•	the impacts of any sovereign financial issues, including impacts on interest rates, access to capital markets, impacts on currency exchange rates, counterparty performance, and the economy in general;

•	catastrophic events such as fires, earthquakes, explosions, floods, hurricanes and other storms, droughts, pandemic health events such as influenzas, or other similar occurrences;

•	the direct or indirect effects on Southern Company Gas' business resulting from incidents affecting the U.S. natural gas pipeline infrastructure or operation of storage resources;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	the other factors discussed elsewhere herein and in other reports (including the Form 10-K) filed by Southern Company Gas from time to time with the SEC.
Southern Company Gas expressly disclaims any obligation to update or revise any forward-looking statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	For the Nine Months Ended September 30, 2015
	(in millions)	(in millions)	(in millions)	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $9, $9, $9, $57, and $83 for the periods presented, respectively)	$518	$553	$518	$1,841	$2,887
Other revenues	25	31	25	64	92
Total operating revenues	543	584	543	1,905	2,979
Operating Expenses:
Cost of natural gas	133	140	133	755	1,282
Cost of other sales	2	6	2	14	21
Other operations and maintenance	216	218	216	454	676
Depreciation and amortization	116	98	116	206	293
Taxes other than income taxes	29	28	29	99	142
Merger-related expenses	35	35	35	56	35
Total operating expenses	531	525	531	1,584	2,449
Operating Income	12	59	12	321	530
Other Income and (Expense):
Allowance for equity funds used during construction	—	1	—	2	3
Interest expense, net of amounts capitalized	(39)	(43)	(39)	(96)	(129)
Earnings from equity method investments	29	2	29	2	4
Other income (expense), net	9	—	9	3	3
Total other income and (expense)	(1)	(40)	(1)	(89)	(119)
Earnings Before Income Taxes	11	19	11	232	411
Income taxes	7	7	7	87	150
Consolidated Net Income	4	12	4	145	261
Less: Net income attributable to noncontrolling interest	—	1	—	14	15
Consolidated Net Income Attributable to Southern Company Gas	$4	$11	$4	$131	$246

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	For The Nine Months Ended September 30, 2015
	(in millions)	(in millions)	(in millions)	(in millions)
Consolidated Net Income	$4	$12	$4	$145	$261
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2), $(18), $(2), $(23) and $(1), respectively	(3)	(30)	(3)	(41)	(3)
Reclassification adjustment for amounts included in net income, net of tax of less than $1 for each period presented	—	1	—	1	5
Pension and other post retirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $0, $2, $0, $4 and $6, respectively	—	2	—	5	9
Total other comprehensive income (loss)	(3)	(27)	(3)	(35)	11
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	14	15
Consolidated Comprehensive Income (Loss) Attributable to Southern Company Gas	$1	$(15)	$1	$96	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	For the Nine Months Ended September 30, 2015
	(in millions)	(in millions)
Operating Activities:
Consolidated net income	$4	$145	$261
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	116	206	293
Deferred income taxes	(30)	8	38
Stock based compensation expense	11	20	22
Hedge settlements	(35)	(26)	—
Pension, postretirement, and other employee benefits	(123)	5	18
Goodwill impairment	—	—	14
Other, net	(30)	80	117
Changes in certain current assets and liabilities —
-Receivables	(18)	181	761
-Natural gas for sale	(222)	273	62
-Other current assets	(35)	188	168
-Accounts payable	78	43	(313)
-Accrued taxes	(11)	41	(19)
-Accrued compensation	(36)	(21)	(20)
-Other current liabilities	(11)	(30)	8
Net cash provided from (used for) operating activities	(342)	1,113	1,410
Investing Activities:
Property additions	(287)	(509)	(677)
Cost of removal, net of salvage	(21)	(32)	(68)
Change in construction payables, net	9	(7)	—
Investment in unconsolidated subsidiaries	(1,421)	(14)	(8)
Returned investment in unconsolidated subsidiaries	2	3	11
Other investing activities	3	—	1
Net cash used for investing activities	(1,715)	(559)	(741)
Financing Activities:
Increase (decrease) in notes payable, net	472	(896)	(289)
Proceeds —
First mortgage bonds	—	250	—
Senior notes	900	350	—
Capital contributions from parent company	1,089	—	—
Redemptions and repurchases —
First mortgage bonds	—	(125)	—
Senior notes	(300)	—	(200)
Distribution to noncontrolling interest	—	(19)	(18)
Payment of common stock dividends	(63)	(128)	(183)
Other financing activities	(8)	10	9
Net cash provided from (used for) financing activities	2,090	(558)	(681)
Net Change in Cash and Cash Equivalents	33	(4)	(12)
Cash and Cash Equivalents at Beginning of Period	15	19	31
Cash and Cash Equivalents at End of Period	$48	$15	$19
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2, $3, and $3 capitalized, respectively)	$86	$119	$145
Income taxes, net	54	(100)	(26)
Noncash transactions — Accrued property additions at end of period	50	41	31
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor	Predecessor
Assets	At September 30, 2016	At December 31, 2015
	(in millions)	(in millions)
Current Assets:
Cash and cash equivalents	$48	$19
Receivables —
Energy marketing receivable	526	445
Customer accounts receivable	190	316
Unbilled revenues	63	140
Other accounts and notes receivable	55	68
Accumulated provision for uncollectible accounts	(29)	(29)
Materials and supplies	27	29
Natural gas for sale	627	622
Assets from risk management activities, net of collateral	98	206
Prepaid expenses	76	218
Other regulatory assets, current	69	68
Other current assets	9	13
Total current assets	1,759	2,115
Property, Plant, and Equipment:
In service	14,267	12,152
Less accumulated depreciation	4,384	2,775
Plant in service, net of depreciation	9,883	9,377
Construction work in progress	434	414
Total property, plant, and equipment	10,317	9,791
Other Property and Investments:
Goodwill	5,937	1,813
Other intangible assets, net of amortization of $20 and $68 at September 30, 2016 and December 31, 2015, respectively	380	109
Equity investments in unconsolidated subsidiaries	1,531	80
Miscellaneous property and investments	22	23
Total other property and investments	7,870	2,025
Deferred Charges and Other Assets:
Other regulatory assets, deferred	1,105	670
Other deferred charges and assets	134	153
Total deferred charges and other assets	1,239	823
Total Assets	$21,185	$14,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor	Predecessor
Liabilities and Stockholders' Equity	At September 30, 2016	At December 31, 2015
	(in millions)	(in millions)
Current Liabilities:
Securities due within one year	$142	$545
Notes payable	586	1,010
Energy marketing trade payables	533	418
Accounts payable	276	255
Customer deposits	172	165
Accrued taxes —
Accrued income taxes	29	13
Other accrued taxes	60	46
Accrued interest	46	49
Accrued compensation	35	92
Liabilities from risk management activities, net of collateral	47	44
Other regulatory liabilities, current	62	81
Accrued environmental remediation liabilities, current	59	67
Mandatorily redeemable noncontrolling interest	174	—
Other current liabilities	100	133
Total current liabilities	2,321	2,918
Long-term Debt	5,272	3,275
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,900	1,943
Accumulated deferred investment tax credits	19	20
Employee benefit obligations	564	515
Other cost of removal obligations	1,609	1,591
Other regulatory liabilities, deferred	51	53
Accrued environmental remediation liabilities, deferred	374	364
Other deferred credits and liabilities	40	100
Total deferred credits and other liabilities	4,557	4,586
Total Liabilities	12,150	10,779
Common Stockholders' Equity:
Common stock — September 30, 2016: par value $0.01 per share — December 31, 2015: par value $5 per share
Authorized — September 30, 2016: 100 million shares — December 31, 2015: 750 million shares
Outstanding — September 30, 2016: 100 shares — December 31, 2015: 120.4 million shares
Treasury — September 30, 2016: no shares — December 31, 2015: 0.2 million shares
Par Value	—	603
Paid-in capital	9,097	2,099
Treasury, at cost	—	(8)
Retained earnings (accumulated deficit)	(59)	1,421
Accumulated other comprehensive loss	(3)	(186)
Total Common Stockholders’ Equity	9,035	3,929
Noncontrolling Interest	—	46
Total Stockholders' Equity	9,035	3,975
Total Liabilities and Stockholders' Equity	$21,185	$14,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2016 vs. THIRD QUARTER 2015
AND
COMBINED YEAR-TO-DATE 2016 vs. YEAR-TO-DATE 2015
OVERVIEW
Southern Company Gas (formerly known as AGL Resources Inc.) is an energy services holding company whose primary business is the safe, reliable, and cost-effective distribution of natural gas in seven states – Illinois, Georgia, Virginia, New Jersey, Florida, Tennessee, and Maryland – through seven utilities. Southern Company Gas is also involved in several other complementary businesses.
In conjunction with the Merger, Southern Company Gas changed the names of its reportable segments to better align with its new parent company. Southern Company Gas has four reportable segments – gas distribution operations (formerly referred to as distribution operations), gas marketing services (formerly referred to as retail operations), wholesale gas services (formerly referred to as wholesale services), and gas midstream operations (formerly referred to as midstream operations) – and one non-reportable segment – other. For additional information on these reportable segments, see Note (J) to the Condensed Consolidated Financial Statements herein and "Business" of Southern Company Gas in Item 1 of the Form 10-K.
Many factors affect the opportunities, challenges, and risks of Southern Company Gas' business. These factors include the ability to maintain a constructive regulatory environment, to maintain and grow natural gas sales, and to effectively manage and secure timely recovery of costs. Southern Company Gas has various regulatory mechanisms that operate to address cost recovery.
Southern Company Gas' operating results can vary significantly from quarter to quarter due to seasonal fluctuations in natural gas sales and other factors. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal period. During the Heating Season, natural gas usage and operating revenues are generally higher, as more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Alternatively, Southern Company Gas' base operating expenses, excluding cost of natural gas, revenue taxes, and certain incentive compensation costs, are incurred relatively evenly over any given year, resulting in variability in the quarterly pattern of earnings.
Merger With Southern Company
On July 1, 2016, Southern Company Gas completed the Merger, which was accounted for by Southern Company using the acquisition method of accounting whereby the assets acquired and liabilities assumed were recognized at fair value as of the acquisition date. Pushdown accounting was applied to Southern Company Gas, which created a new cost basis assigned to assets, liabilities, and equity as of the acquisition date. Accordingly, the successor financial statements reflect a new basis of accounting and successor and predecessor period financial results (separated by a heavy black line) are presented, but are not comparable.
In order to present MANAGEMENT'S DISCUSSION AND ANALYSIS in a way that offers users a meaningful period-to-period comparison, the RESULTS OF OPERATIONS and FINANCIAL CONDITION AND LIQUIDITY reported herein include disclosure of the combined successor and predecessor results of operations and cash flows. The combined data consists of predecessor information for the period January 1, 2016 through June 30, 2016 and successor information for the period July 1, 2016 through September 30, 2016. The combined presentation is considered a non-GAAP disclosure. Southern Company Gas has included such disclosure to facilitate the comparison of the operating and financial performance for the nine months ended September 30, 2016 to the comparable period in 2015, as the core operations of Southern Company Gas have not changed as a result of the Merger. The combined information does not purport to represent what Southern Company Gas' consolidated results of operations would have been if the successor had actually been formed on January 1, 2016, nor has Southern Company Gas made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on January 1, 2016.
Southern Company Gas' results for the successor period July 1, 2016 through September 30, 2016 and combined year-to-date 2016 include a $17 million decrease in net income due to pushdown accounting that is comprised of reduced revenues and increased amortization expense, partially offset by lower interest expense, all of which is a result of the new basis of assets and liabilities to reflect their fair values.
In the third quarter and combined year-to-date 2016, Merger-related expenses were $35 million and $91 million, respectively, compared to $35 million for each of the corresponding periods in 2015. See RESULTS OF OPERATIONS herein for information related to Merger-related expenses. Also, see Note (I) to the Condensed Consolidated Financial Statements herein for additional information relating to the Merger.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment in SNG
On September 1, 2016, Southern Company Gas paid approximately $1.4 billion to acquire a 50% equity interest in SNG, which is the owner of a 7,000-mile pipeline system connecting natural gas supply basins in Texas, Louisiana, Mississippi, and Alabama to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. The investment in SNG is accounted for using the equity method. Southern Company Gas recorded pre-tax earnings of $27 million ($16 million, net of tax) from this investment in September 2016. See Notes (I) and (K) to the Condensed Consolidated Financial Statements herein for additional information.
Other Matters
On February 12, 2016, Southern Company Gas entered into an agreement with Piedmont to purchase its 15% interest in SouthStar for $160 million. This transaction was contingent upon the closing of the merger between Piedmont and Duke Energy Corporation, which occurred on October 3, 2016. On the same day, Southern Company Gas completed its purchase of Piedmont's interest in SouthStar. Beginning in the fourth quarter 2016 SouthStar will be fully consolidated with Southern Company Gas. See Note (K) to the Condensed Consolidated Financial Statements herein for additional information.
Performance and Non-GAAP Measures
Southern Company Gas evaluates segment performance using the measures of earnings before interest and taxes (EBIT) and operating margin. EBIT includes operating income and other income and (expense) and excludes interest expense, net of amounts capitalized and income taxes, which Southern Company Gas evaluates on a consolidated basis. Southern Company Gas uses EBIT herein to discuss the results of its segments, as EBIT is the primary measure of segment profit or loss; however, the use of consolidated EBIT herein is considered a non-GAAP measure. Southern Company Gas believes the presentation of consolidated EBIT provides useful information regarding a consolidated measure of profit or loss. The reconciliation of consolidated EBIT to consolidated net income attributable to Southern Company Gas under GAAP is provided within RESULTS OF OPERATIONS – "Combined Operating Results" herein.
Operating margin is a non-GAAP measure that is calculated as operating revenues minus cost of natural gas, cost of other sales, and revenue tax expense. Operating margin excludes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, and Merger-related expenses, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the Condensed Consolidated Statements of Income. Southern Company Gas believes that the presentation of operating margin provides useful information regarding the contribution resulting from customer growth in the gas distribution operations segment since the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that operating margin at the gas marketing services, wholesale gas services, and gas midstream operations segments allows it to focus on a direct measure of operating margin before overhead costs.
Consolidated EBIT and operating margin should not be considered alternatives to, or more meaningful indicators of, Southern Company Gas' operating performance than consolidated net income attributable to Southern Company Gas or operating income as determined in accordance with GAAP. In addition, Southern Company Gas' operating margin may not be comparable to similarly titled measures of other companies.
Operating Metrics
Southern Company Gas continues to focus on several operating metrics, which include Heating Degree Days, customer count, volumes of natural gas sold, and natural gas capacity under firm subscription. For additional information on these indicators, see Results of Operations – "Operating Metrics" of Southern Company Gas in Item 7 of the Form 10-K.
Heating Degree Days
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. With the exception of Southern Company Gas' utilities in Illinois and Florida, Southern Company Gas has various regulatory mechanisms, such as weather normalization mechanisms, which limit its exposure to weather changes within typical ranges in each of its utilities' respective service areas. However, the utility customers in Illinois and the gas marketing services customers primarily in Georgia can be impacted by warmer- or colder-than-normal weather. The following table presents the Heating Degree Days information for those locations.

	Year-to-Date			2016 vs. 2015	2016 vs. normal
	Normal (a)	2016	2015	warmer	warmer
Illinois (b)	3,816	3,353	3,918	(14)%	(12)%
Georgia	1,639	1,449	1,654	(12)%	(12)%

(a)
Normal represents the 10-year average from January 1, 2006 through September 30, 2015 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

(b)	The 10-year average Heating Degree Days established by the Illinois Commission in Nicor Gas' last rate case is 3,580 for the first nine months from 1998 through 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Weather did not have a significant impact on Southern Company Gas' consolidated EBIT during the third quarter 2016 and 2015. For combined year-to-date 2016, the unfavorable EBIT impact from the warmer-than-normal weather was $8 million, net of the impact of weather hedging, compared to an $11 million favorable weather impact for the corresponding period in 2015, when weather was significantly colder than normal.
Customer Count
The number of customers at gas distribution operations and energy customers at gas marketing services can be impacted by natural gas prices, economic conditions, and competition from alternative fuels. The customer metrics presented in the following table highlight the average number of customers to which Southern Company Gas provided services for the specified periods.

	Third Quarter		2016 vs. 2015	Year-to-Date		2016 vs. 2015
	2016	2015	% change	2016	2015	% change
	(in thousands)			(in thousands)
Gas distribution operations	4,525	4,488	0.8%	4,559	4,526	0.7%
Gas marketing services
Energy customers	626	642	(2.5)%	642	646	(0.6)%
Service contracts	1,191	1,164	2.3%	1,198	1,159	3.4%
Market share of energy customers in Georgia	29.4%	29.7%		29.3%	29.8%
Southern Company Gas anticipates overall customer growth trends at gas distribution operations for 2016 to continue improving based on an expectation of continued improvement in the new housing market and low natural gas prices.
Gas marketing services' market share in Georgia has decreased slightly primarily as a result of a highly competitive marketing environment, which Southern Company Gas expects for the foreseeable future. Southern Company Gas will continue efforts in its gas marketing services segment to enter into targeted markets and expand its energy customers and service contracts.
Volumes of Natural Gas Sold
Southern Company Gas' natural gas volume metrics for gas distribution operations and gas marketing services, as shown in the following table, illustrate the effects of weather and customer demand for natural gas compared to the prior year. Wholesale gas services’ physical sales volumes represent the daily average natural gas volumes sold to customers.

	Third Quarter		2016 vs. 2015	Year-to-Date		2016 vs. 2015
	2016	2015	% change	2016	2015	% change
Gas distribution operations (mmBtu in millions)
Firm	71	75	(5.3)%	467	519	(10.0)%
Interruptible	22	23	(4.3)	71	74	(4.1)
Total	93	98	(5.1)%	538	593	(9.3)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	4	(25.0)%	25	27	(7.4)%
Illinois	1	1	—	8	10	(20.0)
Other emerging markets	2	1	100.0	9	8	12.5
Interruptible:
Large commercial and industrial	3	3	—	10	11	(9.1)
Total	9	9	—%	52	56	(7.1)%
Wholesale gas services
Daily physical sales (mmBtu in millions/day)	7.6	6.4	18.8%	7.6	6.7	13.4%
Natural Gas Capacity Under Firm Subscription
Within gas midstream operations, Southern Company Gas' natural gas storage business seeks to have a significant portion of its working natural gas capacity under firm subscription, but also takes into account current and expected market conditions. The prices for natural gas storage capacity have increased in 2016 relative to the last few years, which is expected to continue as supply and demand quantities reach equilibrium with sustained economic improvement, expected exports of liquefied natural gas, and projected demand increases in response to low prices and expanded uses for natural gas. The following table illustrates the overall monthly average firm subscription rates per storage facility and the amount of firm capacity subscription for the periods presented. The amounts shown exclude 2.8 million mmBtu contracted by Sequent at September 30, 2016, at an average monthly rate of $0.054 and 5.0 million mmBtu contracted by Sequent at September 30, 2015, at an average monthly rate of $0.080.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	September 30, 2016		September 30, 2015
	Average rates	Firm capacity under subscription	Average rates	Firm capacity under subscription
	(per dekatherm)	(mmBtu in millions)	(per dekatherm)	(mmBtu in millions)
Jefferson Island	$0.103	2.2	$0.092	4.2
Golden Triangle	0.059	4.8	0.041	5.0
Central Valley	0.058	2.5	0.047	4.0
RESULTS OF OPERATIONS
Combined Operating Results
The results reported herein include disclosure of the combined successor and predecessor results of operations. The combined data consists of predecessor information for the period January 1, 2016 through June 30, 2016 and successor information for the period July 1, 2016 through September 30, 2016. See OVERVIEW – "Merger With Southern Company" herein for additional information.
Results for combined year-to-date 2016 reflect certain Merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the results below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southern Company Gas' results of operations for the successor third quarter 2016, combined year-to-date 2016, and the predecessor third quarter and year-to-date 2015 are as follows:

	Successor	Predecessor	Combined	Predecessor
	Third Quarter 2016	Third Quarter 2015	Year-to-Date 2016	Year-to-Date 2015
	(in millions)	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues	$518	$553	$2,359	$2,887
Other revenues	25	31	89	92
Total operating revenues	543	584	2,448	2,979
Cost of natural gas	133	140	888	1,282
Cost of other sales	2	6	16	21
Total cost of sales	135	146	904	1,303
Revenue tax expense (*)	(8)	(8)	(64)	(81)
Operating Margin	400	430	1,480	1,595
Other Operating Expenses:
Other operations and maintenance	216	218	670	676
Depreciation and amortization	116	98	322	293
Taxes other than income taxes	29	28	128	142
Merger-related expenses	35	35	91	35
Revenue tax expense (*)	(8)	(8)	(64)	(81)
Total other operating expenses	388	371	1,147	1,065
Operating Income	12	59	333	530
Other Income and (Expense):
Allowance for equity funds used during construction	—	1	2	3
Earnings from equity method investments	29	2	31	4
Other income (expense), net	9	—	12	3
Total other income and (expense)	38	3	45	10
EBIT	50	62	378	540
Interest expense, net of amounts capitalized	(39)	(43)	(135)	(129)
Earnings Before Income Taxes	11	19	243	411
Income taxes	7	7	94	150
Consolidated Net Income	4	12	149	261
Less: Net income attributable to noncontrolling interest	—	1	14	15
Consolidated Net Income Attributable to Southern Company Gas	$4	$11	$135	$246

(*)	Adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.
Net Income

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(63.6)%	$(111)	(45.1)%
Consolidated net income attributable to Southern Company Gas was $4 million for the third quarter 2016 compared to $11 million for the third quarter 2015. The decrease was primarily due to purchase accounting adjustments of $17 million, lower wholesale gas services earnings, net of purchase accounting adjustments, of $8 million due largely to lower net mark-to-market hedge gains, and the income tax effect of certain non-deductible expenses associated with the Merger of $3 million, partially offset by earnings from the equity investment in SNG of $16 million and a $9 million goodwill impairment charge recorded in 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For combined year-to-date 2016, consolidated net income attributable to Southern Company Gas was $135 million compared to $246 million for the corresponding period in 2015. The decrease was primarily due to lower wholesale gas services earnings, net of purchase accounting adjustments, of $80 million due largely to lower commercial activity and net mark-to-market hedge losses, higher Merger-related expenses of $44 million, and purchase accounting adjustments of $17 million, partially offset by earnings from the equity investment in SNG of $16 million and a $9 million goodwill impairment charge recorded in 2015.
See Note (I) to the Condensed Consolidated Financial Statements herein for additional information regarding the Merger.
Natural Gas Revenues

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$(35)	(6.3)%	$(528)	(18.3)%
In the third quarter 2016, natural gas revenues were $518 million compared to $553 million for the corresponding period in 2015. The decrease was primarily due to lower revenues at wholesale gas services of $42 million as a result of purchase accounting adjustments and lower mark-to-market hedge gains on storage and transportation derivatives, and lower cost of gas recovered of $7 million, partially offset by higher revenues from infrastructure programs of $19 million.
For combined year-to-date 2016, natural gas revenues were $2.36 billion compared to $2.89 billion for the corresponding period in 2015. The decrease was primarily due to lower cost of gas recovered of $394 million and lower revenues at wholesale gas services of $168 million as a result of mark-to-market hedge losses on storage and transportation derivatives, lower commercial activity, and purchase accounting adjustments, partially offset by higher revenues from infrastructure programs of $55 million.
Cost of Natural Gas

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(5.0)%	$(394)	(30.7)%
In the third quarter 2016, cost of natural gas was $133 million compared to $140 million for the corresponding period in 2015. For combined year-to-date 2016, cost of natural gas was $888 million compared to $1.28 billion for the corresponding period in 2015. The decreases were primarily due to lower demand for natural gas driven by warmer weather compared to the prior year.
Other Operations and Maintenance Expenses

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(0.9)%	$(6)	(0.9)%
In the third quarter 2016, other operations and maintenance expenses were $216 million compared to $218 million for the corresponding period in 2015. The decrease was primarily due to a $14 million goodwill impairment charge in the third quarter 2015, partially offset by a $5 million increase related to certain compensation arrangements, including pension, and a $5 million increase in pipeline compliance and maintenance costs.
For combined year-to-date 2016, other operations and maintenance expenses were $670 million compared to $676 million for the corresponding period in 2015. The decrease was primarily due to a $14 million goodwill impairment charge in the third quarter 2015 and a $4 million decrease in legal costs, partially offset by a $12 million increase in pipeline compliance and maintenance costs.
See Note (F) to the Condensed Consolidated Financial Statements herein for additional information regarding pension costs.
Depreciation and Amortization

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$18	18.4%	$29	9.9%
In the third quarter 2016, depreciation and amortization was $116 million compared to $98 million for the corresponding period in 2015. The increase was primarily due to $11 million of additional amortization due to purchase accounting adjustments and $7 million of depreciation related to additional assets placed in service at gas distribution operations.
For combined year-to-date 2016, depreciation and amortization was $322 million compared to $293 million for the corresponding period in 2015. The increase was primarily due to $20 million of depreciation related to additional assets placed in service at gas distribution operations and $11 million of additional amortization due to purchase accounting adjustments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger-Related Expenses

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$—	—%	$56	160.0%
In the third quarter 2016 and 2015, Merger-related expenses were $35 million. For combined year-to-date 2016, Merger-related expenses were $91 million compared to $35 million in the corresponding period in 2015. Merger-related expenses in 2016 include $18 million in rate credits provided to Elizabethtown Gas customers during the third quarter 2016 as a condition of the Merger. Additional transaction costs for the third quarter and combined year-to-date 2016 include $2 million and $33 million, respectively, for financial advisory fees, legal expenses, and other Merger-related costs, and $15 million and $40 million, respectively, for additional compensation-related expenses, including accelerated vesting of share-based compensation expenses and change in control compensation charges.
See Note (I) to the Condensed Consolidated Financial Statements herein for additional information relating to the Merger.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(9.3)%	$6	4.7%
In the third quarter 2016, interest expense, net of amounts capitalized was $39 million compared to $43 million for the corresponding period in 2015. The decrease was primarily due to the impact of pushdown accounting to fair value long-term debt of $10 million, partially offset by higher interest expense of $5 million as a result of new debt issuances.
For combined year-to-date 2016, interest expense, net of amounts capitalized was $135 million compared to $129 million for the corresponding period in 2015. The increase was primarily due to debt issuances in late 2015 and in 2016, net of repayments, of $11 million and an increase in regulatory infrastructure program expenses of $4 million as Southern Company Gas expensed previously deferred interest with the corresponding recovery in revenue, partially offset by the impact of pushdown accounting to fair value long-term debt of $10 million.
See Note (E) to the Condensed Consolidated Financial Statements herein for additional information relating to debt issuances and repayments.
Earnings from Equity Method Investments

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$27	N/M	$27	N/M
N/M - not meaningful
In the third quarter 2016, earnings from equity method investments were $29 million compared to $2 million for the corresponding period in 2015. For combined year-to-date 2016, earnings from equity method investments were $31 million compared to $4 million for the corresponding period in 2015. The increases were due to $27 million of earnings from the investment in SNG in September 2016, which included the recognition of a contract termination fee.
See Notes (I) and (K) to the Condensed Consolidated Financial Statements herein for additional information relating to this investment.
Income Taxes

Third Quarter 2016 vs. Third Quarter 2015		Combined Year-to-Date 2016 vs. Year-to-Date 2015
(change in millions)	(% change)	(change in millions)	(% change)
$—	—%	$(56)	(37.3)%
In both the third quarters 2016 and 2015, income taxes were $7 million. For combined year-to-date 2016, income taxes were $94 million compared to $150 million in the corresponding period in 2015. The effective tax rates in 2016 were impacted by the nondeductibility of certain Merger-related expenses and other charges, which were re-assessed in the second and third quarters 2016 and resulted in additional income tax expense of $11 million for combined year-to-date 2016. Also contributing to the decrease were lower pre-tax earnings.
See Note (G) to the Condensed Consolidated Financial Statements herein for additional information regarding income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information
Operating margin, operating expenses, and EBIT information for each of Southern Company Gas' segments is contained in the tables below. A reconciliation of operating revenue and operating margin to operating income and EBIT to income before income taxes and net income is contained in "Combined Operating Results" herein. See Note (J) to the Condensed Consolidated Financial Statements herein for additional segment information.

	Successor			Predecessor
	Third Quarter 2016			Third Quarter 2015
	Operating margin (*)	Operating expenses (*)	EBIT	Operating margin (*)	Operating expenses (*)	EBIT
	(in millions)			(in millions)
Gas distribution operations	$353	$284	$75	$341	$256	$86
Gas marketing services	45	51	(6)	48	37	11
Wholesale gas services	(8)	10	(17)	33	15	18
Gas midstream operations	9	13	25	9	25	(16)
All other	2	31	(27)	—	39	(37)
Intercompany eliminations	(1)	(1)	—	(1)	(1)	—
Consolidated	$400	$388	$50	$430	$371	$62

(*)	Operating margin and operating expenses are adjusted for revenue tax expenses, which are passed through directly to customers.

	Combined			Predecessor
	Year-to-Date 2016			Year-to-Date 2015
	Operating margin (*)	Operating expenses (*)	EBIT	Operating margin (*)	Operating expenses (*)	EBIT
	(in millions)			(in millions)
Gas distribution operations	$1,264	$844	$428	$1,213	$798	$420
Gas marketing services	235	132	103	237	122	115
Wholesale gas services	(44)	43	(85)	118	52	66
Gas midstream operations	24	37	19	27	48	(20)
All other	6	96	(87)	4	49	(41)
Intercompany eliminations	(5)	(5)	—	(4)	(4)	—
Consolidated	$1,480	$1,147	$378	$1,595	$1,065	$540

(*)	Operating margin and operating expenses are adjusted for revenue tax expenses, which are passed through directly to customers.
Gas Distribution Operations
The gas distribution operations segment is the largest component of Southern Company Gas' business and is subject to regulation and oversight by agencies in each of the states it serves. These agencies approve natural gas rates designed to provide Southern Company Gas the opportunity to generate revenues to recover the cost of natural gas delivered to its customers and its fixed and variable costs, such as depreciation, interest, maintenance and overhead costs, and to earn a reasonable return on its investments.
With the exception of Atlanta Gas Light, Southern Company Gas' second largest utility that operates in a deregulated natural gas market and has a straight-fixed-variable rate design that minimizes the variability of its revenues based on consumption, the earnings of Southern Company Gas' regulated utilities can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas, and general economic conditions that may impact customers’ ability to pay for natural gas consumed. Southern Company Gas has various weather mechanisms, such as weather normalization mechanisms and weather derivative instruments, that limit its exposure to weather changes within typical ranges in its respective service areas. Gas distribution operations' EBIT decreased by $11 million for the third quarter 2016 and increased by $8 million for combined year-to-date 2016 compared to the corresponding periods in 2015, as shown in the following table.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Quarter	Combined Year-to-Date
	(in millions)
EBIT – September 30, 2015	$86	$420
Operating margin
Increase from pipeline infrastructure programs, primarily at Atlanta Gas Light and Nicor Gas	19	55
Decrease in rider program recoveries at Nicor Gas, offset by operating expenses below	(7)	—
Increase mainly driven by non-weather-related customer usage and growth	—	11
Decrease in weather-related customer usage, net of weather hedges	—	(15)
Increase in operating margin	12	51
Operating expenses
Increase due to customer rate credits at Elizabethtown Gas in accordance with Merger approval	18	18
Increase in other expenses primarily due to pipeline compliance and maintenance costs	8	16
Increase in depreciation due to additional assets placed in service	7	20
Increase in variable incentive compensation costs	5	—
Decrease in benefit expenses primarily related to lower pension costs	(3)	(8)
Decrease in rider program recoveries at Nicor Gas, offset by operating margin above	(7)	—
Increase in operating expenses	28	46
Increase in other income primarily due to tax gross-up of contributions received from customers	5	3
EBIT – September 30, 2016	$75	$428
Gas Marketing Services
The gas marketing services segment consists of several businesses that provide energy-related products and services to natural gas markets. Gas marketing services is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to partially mitigate potential weather impacts. For the third quarter and combined year-to-date 2016, gas marketing services' EBIT decreased by $17 million and $12 million, respectively, compared to the corresponding periods in 2015, as shown in the following table.

	Quarter	Combined Year-to-Date
	(in millions)
EBIT – September 30, 2015	$11	$115
Operating margin
Increase in value of unrealized hedge movement as a result of changes in NYMEX natural gas prices, net of recoveries	2	1
Increase in warranty margins, including the impact of warranty service contracts acquired in the second half of 2015	2	6
Increase (decrease) in gas marketing margins	(3)	3
Decrease in warranty margins due to purchase accounting adjustments to eliminate deferred revenues	(4)	(4)
LOCOM adjustments, net of recoveries	—	(1)
Decrease in weather-related customer usage, net of weather hedging	—	(4)
Decrease in interruptible commercial opportunities	—	(3)
Decrease in operating margin	(3)	(2)
Operating expenses
Increase in depreciation and amortization primarily due to intangible asset amortization from purchase accounting adjustments	11	10
Increase in other expenses, primarily marketing, payroll and bad debt expense	3	—
Increase in operating expenses	14	10
EBIT – September 30, 2016	$(6)	$103

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Gas Services
The wholesale gas services segment is involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services, and wholesale gas marketing. Southern Company Gas has positioned the business to generate positive economic earnings even under low volatility market conditions that can result from a number of factors. When market price volatility increases, as was experienced in 2015, wholesale gas services is well positioned to capture significant value and generate stronger results. Wholesale gas services generated strong economic results for both the third quarter and combined year-to-date 2016 primarily due to capturing natural gas storage value resulting from widening forward storage seasonal spreads that will be realized upon the ultimate withdrawal from storage and sale of natural gas. For the third quarter and combined year-to-date 2016, EBIT decreased by $35 million and $151 million, respectively, compared to the corresponding periods in 2015, as shown in the following table.

	Quarter	Combined Year-to-Date
	(in millions)
EBIT – September 30, 2015	$18	$66
Operating margin
LOCOM adjustments, net of recoveries	2	8
Decrease in mark-to-market gains of storage derivatives as a result of changes in NYMEX natural gas prices	(8)	(44)
Decrease in mark-to-market gains for third quarter and increase in mark-to-market losses for combined year-to-date of transportation and forward commodity derivatives from price movements related to natural gas transportation positions	(14)	(31)
Decrease due to purchase accounting adjustments to fair value inventory and contracts	(22)	(22)
Increase (decrease) in commercial activity driven by changes in price volatility	1	(73)
Decrease in operating margin	(41)	(162)
Operating expenses
Decrease in payroll and benefits driven largely by incentive compensation due to year-over-year changes in earnings and capture of natural gas storage value	(4)	(9)
Other	(1)	—
Decrease in operating expenses	(5)	(9)
Increase in other income due to favorable property tax refund settlement	1	2
EBIT – September 30, 2016	$(17)	$(85)
The following table illustrates the components of wholesale gas services' operating margin for the periods presented.

	Third Quarter		Combined Year-to-Date
	2016	2015	2016	2015
	(in millions)
Commercial activity recognized	$10	$9	$38	$111
Gain (loss) on storage derivatives	11	19	(23)	21
Gain (loss) on transportation and forward commodity derivatives	(7)	7	(37)	(6)
LOCOM adjustments, net of recoveries	—	(2)	—	(8)
Purchase accounting adjustments to fair value inventory and contracts	(22)	—	(22)	—
Operating margin	$(8)	$33	$(44)	$118
Change in commercial activity
The commercial activity at wholesale gas services includes recognized storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur in the period. Additionally, the commercial activity includes operating margin generated and recognized in the current period. For combined year-to-date 2016, commercial activity decreased due to:

•	Lower price volatility as compared to the high volatility experienced in 2015 as a result of colder-than-normal weather;

•	Lower transportation and storage spreads experienced primarily in the second quarter 2016; and

•	Higher operating margin resulting from the withdrawal of storage inventory hedged at the end of 2015 that was included in the storage withdrawal schedule.
Increases in natural gas supply and warmer-than-normal weather during the 2015/2016 Heating Season and the resulting higher natural gas inventories at the end of 2015 caused natural gas prices to decline in the early part of 2016. However, as natural gas prices and forward storage or time spreads increased largely in the first half of 2016, wholesale gas services was able to capture higher storage values to accommodate the increase in natural gas supply. While wholesale gas services experienced unusually

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

high volatility in natural gas prices in early 2015 and low volatility in 2016 due partly to weather, in the near term it anticipates continued low volatility in certain areas of its portfolio.
Change in storage and transportation derivatives
There has been little price volatility to date in 2016; however, the potential for market fundamentals indicating some level of increased volatility that would potentially benefit its portfolio of pipeline transportation capacity exists. The storage derivative gains in the third quarter 2016 are mainly due to a moderate decrease in forward natural gas prices. The combined year-to-date storage derivative losses, primarily recorded in the second quarter 2016, are mainly due to increases in natural gas prices and forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions. Losses in the transportation and forward commodity derivative positions in the third quarter and combined year-to-date 2016 are primarily the result of widening transportation basis spreads due to continued supply constraints and increases in natural gas supply, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.
Withdrawal schedule and physical transportation transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services’ expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, but are net of the estimated impact of profit sharing under its asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at September 30, 2016. A portion of wholesale gas services’ storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage withdrawal schedule
	Total storage (WACOG $2.66)	Expected net operating gains (a)	Physical transportation transactions – expected net operating gains (b)
	(in mmBtu in millions)	(in millions)	(in millions)
2016	19.0	$5	$10
2017 and thereafter	43.6	21	27
Total at September 30, 2016	62.6	$26	$37

(a)
Represents expected operating gains from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations. Also includes the impact of purchase accounting adjustments to reflect natural gas storage inventory at its market value. Excluding the impact of these adjustments, the expected net operating gains at September 30, 2016 would have been $60 million.

(b)
Represents the periods associated with the transportation derivative losses during which the derivatives will be settled and the physical transportation transactions will occur that offset the derivative losses that were previously recognized.

The unrealized storage and transportation derivative losses do not change the underlying economic value of wholesale gas services' storage and transportation positions and, based on current expectations, will primarily be reversed in 2017 and the balance thereafter when the related transactions occur and are recognized. For more information on wholesale gas services’ energy marketing and risk management activities, see Quantitative and Qualitative Disclosures About Market Risk – "Weather and Natural Gas Price Risks" of Southern Company Gas in Item 7A of the Form 10-K.
Gas Midstream Operations
The gas midstream operations segment’s primary activity is owning and/or operating non-utility pipelines and storage facilities, including the development and operation of high-deliverability underground natural gas storage and pipeline assets. While this business can also generate additional revenue during times of peak market demand for natural gas storage services, certain of its storage services are covered under short-, medium-, and long-term contracts at fixed market rates. For the third quarter and combined year-to-date 2016, gas midstream operations' EBIT increased by $41 million and $39 million, respectively. These increases were primarily due to $27 million of earnings from the equity method investment in SNG and a $14 million goodwill impairment charge recorded in the third quarter 2015. See Notes (I) and (K) to the Condensed Consolidated Financial Statements herein for additional information relating to this investment.
All Other
All other includes Southern Company Gas' investment in Triton, AGL Services Company, and Southern Company Gas Capital as well as various corporate operating expenses that are not allocated to the reportable segments. For the third quarter and combined year-to-date 2016, these operating expenses included Merger-related expenses of $17 million and $73 million, respectively, compared to $35 million for the corresponding periods in 2015. As discussed herein, these expenses are primarily comprised of financial advisory and legal expenses, and additional compensation-related expenses, including acceleration of share-based compensation expenses and change in control compensation charges. Also included in the third quarter and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

combined year-to-date 2016 in operating expenses was $8 million in additional expense associated with certain benefit arrangements.
FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of Southern Company Gas' future earnings potential. The level of Southern Company Gas' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of Southern Company Gas' primary business of natural gas distribution and complementary businesses in the gas marketing services, wholesale gas services, and gas midstream operations sectors. These factors include Southern Company Gas' ability to maintain a constructive regulatory environment that allows for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, Southern Company Gas' ability to optimize its transportation and storage positions, and its ability to re-contract storage rates at favorable prices. Future earnings in the near term will depend, in part, upon maintaining and growing sales and customers which are subject to a number of factors. These factors include weather, competition, new energy contracts with other utilities, energy conservation practiced by customers, the use of alternative energy sources by customers, the price of natural gas, the price elasticity of demand, and the rate of economic growth or decline in Southern Company Gas' service territories. Demand for natural gas is primarily driven by economic growth. The pace of economic growth and natural gas demand may be affected by changes in regional and global economic conditions, which may impact future earnings.
Volatility of natural gas prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services and wholesale gas services segments to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a significant portion of Southern Company Gas' operations to earnings variability.
Over the longer term, Southern Company Gas expects volatility to be low to moderate and locational and/or transportation spreads to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are delayed or not built, volatility could increase. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. Further, if economic conditions continue to improve, including the new housing market, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis.
For additional information relating to these issues, see "Risk Factors" of Southern Company Gas in Item 1A and "Business" of Southern Company Gas in Item 1 of the Form 10-K.
On September 1, 2016, Southern Company Gas acquired a 50% equity interest in SNG. See OVERVIEW – "Investment in SNG" and Notes (I) and (K) to the Condensed Consolidated Financial Statements herein for information on this investment.
Environmental Matters
Compliance costs related to federal and state environmental statutes and regulations could affect earnings if such costs cannot continue to be fully recovered in rates on a timely basis or through market-based contracts. Environmental compliance spending over the next several years may differ materially from the amounts estimated. The timing, specific requirements, and estimated costs could change as environmental statutes and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are completed. Further, higher costs that are recovered through regulated rates could contribute to reduced demand for natural gas, which could negatively affect results of operations, cash flows, and financial condition. See Note (B) under "Environmental Remediation" to the Condensed Consolidated Financial Statements herein for additional information.
FERC Matters
Southern Company Gas is involved in three significant pipeline projects within its gas midstream operations segment. Southern Company Gas received FERC approval for the Dalton Pipeline on August 3, 2016 and began construction of the 115-mile project in September 2016. FERC approval is expected for the Atlantic Coast Pipeline and PennEast Pipeline in 2017. As a result of this updated timing, and due to other factors such as increased costs for materials and labor, capital expenditures may exceed Southern Company Gas' initial expectations. The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
See "Business" of Southern Company Gas in Item 1 of the Form 10-K for additional information on Southern Company Gas' regulatory matters.
Natural Gas Cost Recovery
Southern Company Gas has established natural gas cost recovery rates approved by the relevant state regulatory agencies in the states in which it serves. Natural gas cost recovery revenues are adjusted for differences in actual recoverable natural gas costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company Gas' revenues or net income, but will affect cash flows. See Note (B) to the Condensed Consolidated Financial Statements under "Regulatory Matters" herein for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gas Cost Prudence Review
In 2014, the Illinois Commission Staff and the CUB filed testimony in the Nicor Gas 2003 gas cost prudence review disputing certain gas loan transactions offered by Nicor Gas under its Chicago Hub services and requested refunds of $18 million and $22 million, respectively. Nicor Gas filed surrebuttal testimony later in 2014 disputing that any refund was due, as Nicor Gas was authorized to enter into these transactions and revenues associated with such transactions reduced ratepayers’ costs as either credits to the purchased gas adjustment or reductions to base rates consistent with then-current Illinois Commission orders governing these activities. In July 2015, the administrative law judge issued a proposed order concluding that Nicor Gas’ supply costs and purchases in 2003 were prudent, its reconciliation of the related costs was proper, and the propositions by the Illinois Commission Staff and the CUB were based on hindsight speculation, which is expressly prohibited in a prudence review examination. In November 2015, the Illinois Commission granted the CUB's petition for a rehearing on this matter. On February 10, 2016, the administrative law judge issued a proposed order on the rehearing affirming the original order by the Illinois Commission, which was approved by the Illinois Commission on March 23, 2016 and concluded this matter.
The Illinois Commission approved the purchase gas adjustments for the years 2004 through 2007 on August 9, 2016, and years 2008 and 2009 on August 24, 2016. As a condition of these approvals, Nicor Gas agreed to revise the way in which interest is reflected in the calculations beginning in 2013. Southern Company Gas does not expect this to have a material impact on its consolidated financial statements. The gas cost prudence reviews for years 2010 through 2015 are underway. The ultimate outcome of these matters cannot be determined at this time.
Base Rate Case
On September 1, 2016, Elizabethtown Gas filed a general base rate case with the New Jersey BPU as required under its Aging Infrastructure Replacement (AIR) program, requesting an additional revenue requirement of $19 million, which reflects an allowed return on equity of 10.25%. Southern Company Gas expects the New Jersey BPU to issue an order on the filing in the third quarter 2017. The ultimate outcome of this matter cannot be determined at this time.
Asset Management Agreement
On April 14, 2016, as part of its approval order for the Merger, the Georgia PSC approved an extension of Atlanta Gas Light's asset management agreement with Sequent to March 31, 2020.
Regulatory Infrastructure Programs
Southern Company Gas is engaged in various infrastructure programs that update or expand its gas distribution systems to improve reliability and ensure the safety of its utility infrastructure, and recovers in rates its investment and a return associated with these infrastructure programs.
Nicor Gas
In 2014, the Illinois Commission approved Nicor Gas' nine-year regulatory infrastructure program, Investing in Illinois. Nicor Gas expects to invest $290 million on qualifying assets under this program during 2016, $207 million of which was incurred during the combined year-to-date 2016.
Atlanta Gas Light
Atlanta Gas Light's Strategic Infrastructure Development and Enhancement (STRIDE) program, which started in 2009, consists of three individual programs that update and expand gas distribution systems and liquefied natural gas facilities as well as improve system reliability to meet operational flexibility and customer growth. Through the programs under STRIDE, Atlanta Gas Light expects to invest $143 million during 2016, $100 million of which was incurred during combined year-to-date 2016.
On August 1, 2016, Atlanta Gas Light filed a petition with the Georgia PSC for approval of a four-year extension of its Integrated System Reinforcement Program seeking approval to invest an additional $177 million to improve and upgrade its core gas distribution system in years 2017 through 2020. The ultimate outcome of this matter cannot be determined at this time.
Elizabethtown Gas
In September 2015, Elizabethtown Gas filed the Safety, Modernization and Reliability Tariff plan with the New Jersey BPU seeking approval to invest more than $1.1 billion to replace 630 miles of vintage cast iron, steel, and copper pipeline, as well as 240 regulator stations. If approved as filed, the program is expected to be completed by 2027. As currently proposed, costs incurred under the program would be recovered primarily through a rider surcharge over a period of 10 years. A regulatory order is expected to be issued on this filing in the first half of 2017. The ultimate outcome of this matter cannot be determined at this time.
The New Jersey BPU approved the extension of Elizabethtown Gas' AIR program in 2013, under which Elizabethtown Gas expects to invest $29 million in 2016, $16 million of which was incurred during the combined year-to-date 2016.
Virginia Natural Gas
On March 9, 2016, the Virginia Commission approved the Steps to Advance Virginia's Energy II program, under which Virginia Natural Gas expects to invest $32 million on qualifying infrastructure projects in 2016, $25 million of which was incurred during the combined year-to-date 2016, and up to $35 million annually thereafter through 2021 to replace more than 200 miles

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of aging pipeline infrastructure. In accordance with the order approving the program, Virginia Natural Gas may exceed the total allowed program expenditures by up to $5 million, a portion of which is expected to be used in 2016.
Florida City Gas
The Florida Public Service Commission approved Florida City Gas' Safety, Access and Facility Enhancement program in September 2015. Under the program, Florida City Gas expects to spend $10 million in 2016, $8 million of which was incurred during the combined year-to-date 2016.
Other Matters
Southern Company Gas is involved in various other matters being litigated and regulatory matters that could affect future earnings. In addition, Southern Company Gas is subject to certain claims and legal actions arising in the ordinary course of business.
The ultimate outcome of such pending or potential litigation against Southern Company Gas cannot be predicted at this time; however, for current proceedings not specifically reported in Note (B) to the Condensed Consolidated Financial Statements herein or in Note 12 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company Gas' financial statements. See Note (B) to the Condensed Consolidated Financial Statements herein for a discussion of various other contingencies and regulatory matters, and other matters being litigated which may affect future earnings potential.
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
Southern Company Gas prepares its consolidated financial statements in accordance with GAAP. Significant accounting policies are described in Note 3 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K. In the application of these policies, certain estimates are made that may have a material impact on Southern Company Gas' results of operations and related disclosures. Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. See Management's Discussion and Analysis – "Critical Accounting Policies and Estimates" of Southern Company Gas in Item 7 of the Form 10-K for a complete discussion of Southern Company Gas' critical accounting policies and estimates related to Rate-Regulated Subsidiaries, Goodwill, Long-Lived and Intangible Assets, Derivatives and Hedging Activities, Contingencies, Pension and Welfare Plans, and Income Taxes.
Recently Issued Accounting Standards
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires deferred tax assets and liabilities to be presented as non-current in a classified balance sheet and is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. As permitted, Southern Company Gas elected to early adopt the guidance as of September 30, 2016 and applied its provisions retrospectively to each prior period presented for comparative purposes. Prior to the adoption of ASU 2015-17, all deferred income tax assets and liabilities were required to be separated into current and non-current amounts. The new guidance resulted in a reclassification of $31 million deferred income taxes, current to non-current accumulated deferred income taxes in Southern Company Gas' December 31, 2015 balance sheet. Other than the reclassification, the adoption of ASU 2015-17 did not have an impact on the results of operations, financial position, or cash flows of Southern Company Gas.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Southern Company Gas is currently evaluating the new standard and has not yet determined its ultimate impact; however, adoption of ASU 2016-02 is expected to have a significant impact on Southern Company Gas' balance sheet.
On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes the accounting for income taxes and the cash flow presentation for share-based payment award transactions. Most significantly, entities are required to recognize all excess tax benefits and deficiencies related to the exercise or vesting of stock compensation as income tax expense or benefit in the income statement. Southern Company Gas currently recognizes any excess tax benefits and deficiencies related to the exercise and vesting of stock compensation in additional paid-in capital. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted and Southern Company Gas intends to adopt the ASU in the fourth quarter 2016. The adoption is not expected to have a material impact on the results of operations, financial position, or cash flows of Southern Company Gas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
Overview
See Management’s Discussion and Analysis – Liquidity and Capital Resources – "Overview" of Southern Company Gas in Item 7 of the Form 10-K for additional information. As a result of the Merger that closed on July 1, 2016, the results reported herein include disclosure of the combined predecessor and successor periods. The combined data consists of predecessor information for the period January 1, 2016 through June 30, 2016 and successor information for the period July 1, 2016 through September 30, 2016. See OVERVIEW – "Merger With Southern Company" herein for additional information.
Southern Company Gas' financial condition remained stable at September 30, 2016. Southern Company Gas intends to continue to monitor its access to short-term and long-term capital markets as well as bank credit agreements to meet future capital and liquidity needs. See "Capital Requirements and Contractual Obligations," "Sources of Capital," and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. Elizabethtown Gas is restricted by its dividend policy as established by the New Jersey BPU in the amount it can dividend to its parent company to the extent of 70% of its quarterly net income. Additionally, as stipulated in the New Jersey BPU's order approving the Merger, Southern Company Gas is prohibited from paying dividends to its parent company, Southern Company, if Southern Company Gas' senior unsecured debt rating falls below investment grade. As of September 30, 2016, the amount of subsidiary retained earnings and net income available to dividend totaled $649 million.
Net cash provided from operating activities totaled $0.8 billion for combined year-to-date 2016 compared to $1.4 billion for the corresponding period in 2015. The decrease was primarily due to lower volume of natural gas sales and higher natural gas for sale during 2016 compared to 2015 as a result of warmer weather and the timing of recoveries of related gas costs and weather normalization adjustments from customers. Additionally, a voluntary pension contribution was made during the third quarter 2016. Net cash used for investing activities totaled $2.3 billion for combined year-to-date 2016 primarily due to investments in Southern Company Gas' ownership interest in SNG and infrastructure programs as well as spending for other rate-based investments at gas distribution operations. Net cash provided from financing activities totaled $1.5 billion for combined year-to-date 2016 primarily due to capital contributions received from Southern Company to fund the investment in SNG and proceeds received from debt issuances in 2016. Cash flows from financing activities vary from period to period based on capital needs and the maturity or redemption of securities.
Significant balance sheet changes for combined year-to-date 2016 include increases of $7.0 billion in paid-in capital, $4.1 billion in goodwill associated with the Merger, $2.0 billion in long-term debt primarily related to issuances of senior notes and first mortgage bonds, $1.5 billion in equity investments in unconsolidated subsidiaries related to the investment in SNG, and $0.5 billion in property, plant, and equipment due to capital expenditures at gas distribution operations, as well as a decrease of $0.4 billion in notes payable primarily due to the use of debt securities issuances for recent funding needs.
Capital Requirements and Contractual Obligations
See Management’s Discussion and Analysis – Liquidity and Capital Resources – "Cash Flow from Investing Activities" and "Contractual Obligations and Commitments" of Southern Company Gas in Item 7 of the Form 10-K for a description of Southern Company Gas' capital requirements for its infrastructure programs, scheduled maturities of long-term debt, as well as the related interest, environmental remediation obligations, pipeline charges, storage capacity and gas supply, leases, asset management agreements, standby letters of credit, performance/surety bonds, and other purchase commitments. Approximately $142 million will be required through September 30, 2017 to fund maturities of long-term debt. See "Sources of Capital" herein for additional information.
Southern Company Gas' capital investment is currently estimated to total $1.7 billion for 2017, $1.8 billion for 2018, $1.7 billion for 2019, $1.3 billion for 2020, and $1.2 billion for 2021.
The regulatory infrastructure programs and other construction programs are subject to periodic review and revision, and actual costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in FERC rules and regulations; state regulatory approvals; changes in legislation; the cost and efficiency of labor, equipment, and materials; project scope and design changes; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. See Note 4 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K and Note (B) to the Condensed Consolidated Financial Statements herein for information regarding additional factors that may impact infrastructure investment expenditures.
Sources of Capital
Southern Company Gas plans to obtain the funds to meet its future capital needs through operating cash flows, short-term debt borrowings under its commercial paper programs, external securities issuances, and equity contributions from Southern Company. However, the amount, type, and timing of any future financings, if needed, depend upon regulatory approval, prevailing market conditions, and other factors. See Management’s Discussion and Analysis – "Liquidity and Capital Resources" of Southern Company Gas in Item 7 of the Form 10-K for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2016, Southern Company Gas' current liabilities exceeded current assets by $562 million, primarily due to commercial paper borrowings, the mandatorily redeemable noncontrolling interest that represents the amount paid in October 2016 to acquire Piedmont's interest in SouthStar, long-term debt that is due within one year, and significant seasonal fluctuations in cash needs. Southern Company Gas intends to utilize operating cash flows, commercial paper, and debt securities issuances, as market conditions permit, and equity contributions from Southern Company to fund its short-term capital needs. Southern Company Gas has substantial cash flow from operating activities and access to the capital markets and financial institutions to meet liquidity needs.
At September 30, 2016, Southern Company Gas had approximately $48 million of cash and cash equivalents. Committed credit arrangements with banks at September 30, 2016 were as follows:

	Expires
Company	2017	2018	Total	Unused
	(in millions)		(in millions)
Southern Company Gas Capital	$49	$1,251	$1,300	$1,247
Nicor Gas	26	674	700	700
Total	$75	$1,925	$2,000	$1,947
Additionally, Pivotal Utility Holdings is party to a series of loan agreements with the New Jersey Economic Development Authority and Brevard County, Florida under which five series of gas facility revenue bonds have been issued totaling $200 million.
See Note 9 to the consolidated financial statements of Southern Company Gas under "Short-term Debt" in Item 8 of the Form 10-K and Note (E) to the Condensed Consolidated Financial Statements under "Bank Credit Arrangements" herein for additional information.
The Southern Company Gas Credit Facility and Nicor Gas Credit Facility included in the table above each contain a covenant that limits the ratio of debt to capitalization (as defined in each Facility) to a maximum of 70% and contain cross acceleration provisions to other indebtedness (including guarantee obligations) of Southern Company Gas. Such cross acceleration provisions to other indebtedness would trigger an event of default if Southern Company Gas defaulted on indebtedness, the payment of which was then accelerated. Southern Company Gas is in compliance with all covenants in each facility. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
Subject to applicable market conditions, Southern Company Gas expects to renew or replace its bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company Gas may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
Southern Company Gas makes short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Southern Company Gas may also borrow through various other arrangements with banks. Commercial paper borrowings are included in notes payable in the balance sheets.
Details of short-term borrowings were as follows:

	Short-term Debt at September 30, 2016		Short-term Debt During the Period (*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
Commercial paper:	(in millions)		(in millions)		(in millions)
Southern Company Gas Capital	$230	0.72%	$381	0.71%	$738
Nicor Gas	356	0.59	159	0.56	358
Total	$586	0.64%	$540	0.67%

(*)	Average and maximum amounts are based upon daily balances during the successor three-month period ended September 30, 2016.
Southern Company Gas believes the need for working capital can be adequately met by utilizing commercial paper programs, lines of credit, and operating cash flows.
Credit Rating Risk
Southern Company Gas does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change below BBB- and/or Baa3. These contracts are for physical gas purchases and sales and energy price risk management. The maximum potential collateral requirements under these contracts at September 30, 2016 was immaterial.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of Southern Company Gas to access capital markets, and would be likely to impact the cost at which it does so.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 12, 2016, Fitch revised its ratings outlook for Southern Company Gas from positive to stable. On July 11, 2016, in conjunction with the close of the Merger, S&P raised Southern Company Gas' and Nicor Gas' corporate and senior unsecured long-term debt ratings from BBB+ to A- and revised their ratings outlooks from positive to negative.
Financing Activities
The long-term debt on Southern Company Gas' consolidated balance sheets includes both principal and non-principal components. As of September 30, 2016, the non-principal component was $583 million, which consisted of the unamortized portions of the fair value adjustment recorded in purchase accounting, debt premiums, debt discounts, and debt issuance costs.
In February and May 2016, $75 million and $50 million, respectively, of Nicor Gas' first mortgage bonds matured and were repaid using the proceeds from commercial paper borrowings. In June 2016, Nicor Gas issued $250 million aggregate principal amount of first mortgage bonds with the following terms: $100 million at 2.66% due June 20, 2026, $100 million at 2.91% due June 20, 2031, and $50 million at 3.27% due June 20, 2036. The proceeds were used to repay short-term indebtedness incurred under the Nicor Gas commercial paper program and for other working capital needs.
In May 2016, Southern Company Gas Capital issued $350 million aggregate principal amount of 3.250% Senior Notes due June 15, 2026, which are guaranteed by Southern Company Gas. A portion of the proceeds were used to repay at maturity $300 million aggregate principal amount of 6.375% Senior Notes due July 15, 2016, and the remaining proceeds were used for general corporate purposes.
In September 2016, Southern Company Gas Capital issued $350 million aggregate principal amount of 2.45% Senior Notes due October 1, 2023 and $550 million aggregate principal amount of 3.95% Senior Notes due October 1, 2046, both of which are guaranteed by Southern Company Gas. The proceeds were used to repay a $360 million promissory note issued to Southern Company for the purpose of funding a portion of the purchase price for Southern Company Gas' 50% equity interest in SNG, to fund the purchase of Piedmont's interest in SouthStar, to make a voluntary pension contribution, to repay at maturity $120 million aggregate principal amount of Series A Floating Rate Senior Notes due October 27, 2016, and for general corporate purposes.
The remaining purchase price of Southern Company Gas' investment in SNG was funded by a $1.05 billion equity contribution from Southern Company. See Note (I) to the Condensed Consolidated Financial Statements under "Investment in SNG" herein for additional information on the SNG investment.
The principal amounts of the long-term debt instruments issued in 2016 are due in 2023 and thereafter. Under these debt instruments, interest payments of $10 million will be made in the fourth quarter 2016, $50 million will be made in 2017, $49 million will be made in each year 2018 through 2020, and $733 million will be made thereafter.
Certain of Southern Company Gas' senior notes with a principal amount of $275 million were subject to change in control provisions that were triggered by the Merger. Under the applicable Note Purchase Agreement, Southern Company Gas Capital was required to provide notice to the holders of these notes of the change in control and offer to prepay these notes in August 2016. None of the holders of these notes accepted the offer for prepayment. These senior notes, which were recorded as current portion of long-term debt as of June 30, 2016 include $120 million due October 27, 2016 and $155 million due October 27, 2018, will remain on their original payment schedules and the portion related to the notes due in 2018 has been reclassified to long-term debt in the balance sheet as of September 30, 2016.
In addition to any financings that may be necessary to meet capital requirements and contractual obligations, Southern Company Gas plans to continue, when economically feasible, a program to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other than the items discussed below, there were no material changes to Southern Company Gas' disclosures about market risk during the combined nine months ended September 30, 2016. For an in-depth discussion of Southern Company Gas' market risks, see "Quantitative and Qualitative Disclosures About Market Risk" of Southern Company Gas in Item 7A of the Form 10-K. Also, see Notes (C) and (H) to the Condensed Consolidated Financial Statements herein for information relating to derivative instruments.
Southern Company Gas is exposed to market risks, primarily commodity price risk, interest rate risk, and weather risk. Due to various cost recovery mechanisms, the natural gas distribution utilities of Southern Company Gas that sell natural gas directly to its end-use customers have limited exposure to market volatility of natural gas prices. Certain natural gas distribution utilities of Southern Company Gas manage fuel-hedging programs implemented per the guidelines of their respective state regulatory agencies to hedge the impact of market fluctuations in natural gas prices for customers. For the weather risk associated with Nicor Gas, Southern Company Gas has a corporate weather hedging program that utilizes weather derivatives to reduce the risk of lower operating margins potentially resulting from significantly warmer-than-normal weather. In addition, certain non-regulated operations routinely utilize various types of derivative instruments to economically hedge certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and over-the-

counter energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Some of these economic hedge activities may not qualify, or are not designated, for hedge accounting treatment.
The following tables include the fair values and average values of Southern Company Gas' derivative instruments as of the dates indicated. Southern Company Gas bases the average values on monthly averages for the predecessor period January 1, 2016 through June 30, 2016, the successor period July 1, 2016 through September 30, 2016, and the predecessor nine months ended September 30, 2015:

	Derivative instruments average values at (*)
	Successor	Predecessor
	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	Nine Months Ended September 30, 2015
	(in millions)	(in millions)	(in millions)
Asset	$144	$168	$185
Liability	79	69	87
(*) Excludes cash collateral amounts.
The following table illustrates the change in the net fair value of Southern Company Gas' derivative instruments during the periods presented, and provides details of the net fair value of contracts outstanding as of the dates presented.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2016	Three months ended September 30, 2015	July 1, 2016, through September 30, 2016	January 1, 2016, through June 30, 2016	Nine months ended September 30, 2015
	(in millions)	(in millions)	(in millions)	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$(54)	$35	$(54)	$75	$61
Contracts realized or otherwise settled	(3)	21	(3)	(77)	(17)
Change in net fair value of derivative contracts	—	(35)	—	(82)	(23)
Contracts outstanding at the end of period, assets (liabilities), net	(57)	21	(57)	(84)	21
Netting of cash collateral	111	89	111	120	89
Cash collateral and net fair value of contracts outstanding at end of period (*)	$54	$110	$54	$36	$110

(*)
Net fair value of derivative instruments outstanding includes premium and associated intrinsic value associated with weather derivatives of $7 million at September 30, 2016, $5 million at June 30, 2016, and $6 million at September 30, 2015.

The maturities of Southern Company Gas' energy-related derivative contracts at September 30, 2016 were as follows:

	Fair Value Measurements Successor – September 30, 2016
	Total Fair Value	Maturity
		Year 1	Years 2&3	Years 4 and thereafter
	(in millions)
Level 1 (a)	$(64)	$(19)	$(36)	$(9)
Level 2 (b)	7	5	1	1
Fair value of contracts outstanding at end of period (c)	$(57)	$(14)	$(35)	$(8)

(a)	Valued using NYMEX futures prices.

(b)
Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.

(c)	Excludes cash collateral of $111 million at September 30, 2016.

Value at Risk (VaR)
VaR is the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability. Southern Company Gas' VaR may not be comparable to that of other companies due to differences in the factors used to calculate VaR. Southern Company Gas' VaR is determined on a 95% confidence interval and a 1-day holding period, which means that 95% of the time, the risk of loss in a day from a portfolio of positions is expected to be less than or equal to the amount of VaR calculated. Southern Company Gas' open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management, including the Chief Risk Officer. Because Southern Company Gas generally manages physical gas assets and economically protects its positions by hedging in the futures markets, Southern Company Gas' open exposure is generally mitigated. Southern Company Gas employs daily risk testing, using both VaR and stress testing, to evaluate the risk of its positions.
Southern Company Gas actively monitors open commodity positions and the resulting VaR. Southern Company Gas also continues to maintain a relatively small risk exposure as total buy volume is close to sell volume, with minimal open natural gas price risk. Based on a 95% confidence interval and employing a 1-day holding period, SouthStar’s portfolio of positions for the predecessor period January 1, 2016 through June 30, 2016, the successor period July 1, 2016 through September 30, 2016, and the predecessor nine months ended September 30, 2015 was immaterial and wholesale gas services had the following VaRs.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2016	Three months ended September 30, 2015	July 1, 2016, through September 30, 2016	January 1, 2016, through June 30, 2016	Nine months ended September 30, 2015
	(in millions)	(in millions)	(in millions)	(in millions)
Period end	$1.8	$2.0	$1.8	$1.9	$2.0
Average	2.0	2.6	2.0	2.0	3.4
High	2.6	3.9	2.6	2.5	7.3
Low	1.4	1.8	1.4	1.6	1.8
Interest Rate Risk
Interest rate fluctuations expose Southern Company Gas' variable-rate debt to changes in interest expense and cash flows. Southern Company Gas' policy is to manage interest expense using a combination of fixed-rate and variable-rate debt. Based on $906 million of variable-rate debt outstanding at September 30, 2016, a 100 basis point change in market interest rates would have resulted in an increase in pre-tax interest expense of $9 million on an annualized basis.
In January 2015, Southern Company Gas executed $800 million in notional value 10-year and 30-year fixed-rate, forward-starting interest rate swaps to hedge potential interest rate volatility prior to issuances of long-term debt in the fourth quarter 2015 and during 2016. Southern Company Gas designated the forward-starting interest rate swaps, which were settled in conjunction with the debt issuances, as cash flow hedges. Southern Company Gas settled $200 million of these interest rate swaps in November 2015 for an immaterial loss, $400 million in May 2016 at a loss of $26 million, and the remaining $200 million in September 2016 at a loss of $35 million. Due to the application of pushdown accounting, only $5 million of the loss, which represents the loss incurred and deferred in the successor period, will be amortized into earnings.
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, Southern Company Gas conducted an evaluation under the supervision and with the participation of Southern Company Gas' management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.
(b) Changes in internal control over financial reporting.
There have been no changes in Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2016 that have materially affected or are reasonably likely to materially affect Southern Company Gas' internal control over financial reporting.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
(UNAUDITED)

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
(UNAUDITED)
(A) INTRODUCTION
Southern Company Gas (formerly known as AGL Resources Inc.) is an energy services holding company whose primary business is the distribution of natural gas through natural gas distribution utilities. On July 1, 2016, Southern Company and Southern Company Gas completed the Merger and Southern Company Gas became a wholly-owned, direct subsidiary of Southern Company and, on July 11, 2016, changed its name to Southern Company Gas. See Note (I) for additional information regarding the Merger.
The condensed consolidated quarterly financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements of Southern Company Gas. In the opinion of management, the information furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although Southern Company Gas believes that the disclosures are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for natural gas, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Pursuant to the Merger, Southern Company has pushed down the application of the acquisition method of accounting to the consolidated financial statements of Southern Company Gas such that the assets and liabilities of Southern Company Gas are recorded at their respective fair values, and goodwill has been established for the excess of the purchase price over the fair value of net identifiable assets. Accordingly, the consolidated financial statements of Southern Company Gas for periods before and after July 1, 2016 (acquisition date) reflect different bases of accounting, and the financial positions and results of operations of those periods are not comparable. Throughout the consolidated financial statements and notes to those financial statements, periods prior to July 1, 2016 are identified as "predecessor," while periods after the acquisition date are identified as "successor."
Certain prior year data and current year predecessor period data presented in the financial statements have been modified or reclassified to conform to the presentation used by Southern Company Gas’ new parent company, Southern Company. Changes to the consolidated statements of income include classifying operating revenues as natural gas revenues and other revenues as well as classifying cost of goods sold as cost of natural gas and cost of other sales, and presenting interest expense and allowance for equity funds used during construction on a gross basis. Changes to the consolidated statements of cash flows include revised financial statement line item descriptions to align with the new balance sheet descriptions and expanded line items within each type of cash flow activity. Changes to the consolidated balance sheets include changing certain captions to conform to the presentation of Southern Company. Such reclassification did not have a significant impact on the results of operations, financial position, or cash flows of Southern Company Gas.
Recently Issued Accounting Standards
On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires deferred tax assets and liabilities to be presented as non-current in a classified balance sheet and is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. As permitted, Southern Company Gas elected to early adopt the guidance as of September 30, 2016 and applied its provisions retrospectively to each prior period presented for comparative purposes. Prior to the adoption of ASU 2015-17, all deferred income tax assets and liabilities were required to be separated into current and non-current amounts. The new guidance resulted in a reclassification of $31 million deferred income taxes, current to non-current accumulated deferred income taxes in Southern Company Gas' December 31, 2015 balance sheet. Other than the reclassification, the adoption of ASU 2015-17 did not have an impact on the results of operations, financial position, or cash flows of Southern Company Gas.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The accounting required by lessors is relatively unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Southern Company Gas is currently evaluating the new standard and has not yet determined its ultimate impact; however, adoption of ASU 2016-02 is expected to have a significant impact on Southern Company Gas' balance sheet.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes the accounting for income taxes and the cash flow presentation for share-based payment award transactions. Most significantly, entities are required to recognize all excess tax benefits and deficiencies related to the exercise or vesting of stock compensation as income tax expense or benefit in the income statement. Southern Company Gas currently recognizes any excess tax benefits and deficiencies related to the exercise and vesting of stock compensation in additional paid-in capital. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted and Southern Company Gas intends to adopt the ASU in the fourth quarter 2016. The adoption is not expected to have a material impact on the results of operations, financial position, or cash flows of Southern Company Gas.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following:

		Successor – At September 30, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
		(in millions)
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	11-14 years	$221	$(15)	$206
Trade names	10-28 years	115	(1)	114
Wholesale gas services
Storage and transportation contracts	1-5 years	64	(4)	60
Total other intangible assets subject to amortization		$400	$(20)	$380

Goodwill:
Gas distribution operations		$4,672	$—	$4,672
Gas marketing services		1,265	—	1,265
Total goodwill		$5,937	$—	$5,937
Amortization expense associated with other intangible assets during the successor period July 1, 2016 through September 30, 2016 and the predecessor period January 1, 2016 through June 30, 2016 was $20 million and $8 million, respectively. Amortization expense for wholesale gas services is recorded as a reduction to operating revenues.
At December 31, 2015, other intangible assets consisted of customer relationships and trade names within the gas marketing services segment with a net carrying amount of $109 million. The increases in goodwill and other intangible assets relate to purchase accounting adjustments associated with the Merger. See Note (I) for additional information.
Amortization expense for the years 2017-2021 associated with other intangible assets is expected to be as follows:

Amortization Expense
(in millions)
2017	$73
2018	58
2019	40
2020	28
2021	21
(B) CONTINGENCIES AND REGULATORY MATTERS
See Note 12 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information relating to various lawsuits, other contingencies, and regulatory matters. Also, see Notes 3 and 4 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information relating to regulatory matters.
General Litigation Matters
Southern Company Gas is subject to certain claims and legal actions arising in the ordinary course of business. The ultimate outcome of such pending or potential litigation against Southern Company Gas cannot be predicted at this time; however, for current proceedings not specifically reported herein or in Note 12 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on Southern Company Gas' financial statements.
Nicor Gas and Nicor Energy Services Company, wholly-owned subsidiaries of Southern Company Gas, and Nicor Inc. are defendants in a putative class action initially filed in September 2011 in state court in Cook County, Illinois. The plaintiffs purport to represent a class of the customers who purchased the Gas Line Comfort Guard product from Nicor Energy Services

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Company and variously allege that the marketing, sale, and billing of the Gas Line Comfort Guard product violated the Illinois Consumer Fraud and Deceptive Business Practices Act, constituting common law fraud and resulting in unjust enrichment of these entities. The plaintiffs seek, on behalf of the classes they purport to represent, actual and punitive damages, interest, costs, attorney fees, and injunctive relief. On October 26, 2016, the court held a hearing on the plaintiffs' motion for class certification and the defendants' motion for summary judgment on all of the plaintiffs' claims. The ultimate outcome of this matter cannot be determined at this time.
Environmental Remediation
Southern Company Gas must comply with environmental laws and regulations that cover the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, Southern Company Gas could incur substantial costs to clean up affected sites. The natural gas distribution utilities in Illinois, New Jersey, Georgia, and Florida have each received authority from their respective state regulators to recover approved environmental compliance costs through regulatory mechanisms.
Southern Company Gas is subject to environmental remediation liabilities associated with former manufactured gas plant sites in five different states. Accrued environmental remediation costs of $433 million have been recorded in the consolidated balance sheets, $59 million of which is expected to be incurred over the next 12 months. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the applicable state regulatory agencies, with the exception of one site representing $5 million of the total accrued remediation costs. The ultimate outcome of these matters cannot be determined at this time; however, these matters are not expected to have a material impact on Southern Company Gas' financial statements.
In September 2015, the EPA filed an administrative complaint and notice of opportunity for hearing against Nicor Gas. The complaint alleges violation of the regulatory requirements applicable to polychlorinated biphenyls in the Nicor Gas distribution system and the EPA seeks a total civil penalty of approximately $0.3 million. The ultimate outcome of this matter cannot be predicted at this time; however, the final disposition of this matter is not expected to have a material impact on the results of operations, financial position, or cash flows of Southern Company Gas.
Regulatory Matters
See Note 4 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information regarding Southern Company Gas' recovery of costs through various regulatory clauses and accounting orders.
Regulatory Infrastructure Programs
Atlanta Gas Light
On August 1, 2016, Atlanta Gas Light filed a petition with the Georgia PSC for approval of a four-year extension of its Integrated System Reinforcement Program. If approved as filed, Atlanta Gas Light will be allowed to invest an additional $177 million to improve and upgrade its core gas distribution system in years 2017 through 2020. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On March 9, 2016, the Virginia Commission approved the Steps to Advance Virginia's Energy II program to replace more than 200 miles of aging pipeline infrastructure. Under this program, Virginia Natural Gas is allowed to invest up to $30 million in 2016 and $35 million annually in years 2017 through 2021 on qualifying infrastructure projects.
Base Rate Case
On September 1, 2016, Elizabethtown Gas filed a general base rate case with the New Jersey BPU as required under its Aging Infrastructure Replacement program, requesting an additional revenue requirement of $19 million, which reflects an allowed return on equity of 10.25%. Southern Company Gas expects the New Jersey BPU to issue an order on the filing in the third quarter 2017. The ultimate outcome of this matter cannot be determined at this time.
Customer Refunds
In the third quarter 2016, Elizabethtown Gas provided rate credits of $18 million to its customers in accordance with the Merger approval from the New Jersey BPU. These rate credits were distributed as direct per-customer credits and were allocated among Elizabethtown Gas' customer classes based on the base rate revenues reflected in the rates that resulted from its most recent base rate proceeding.
Unrecognized Ratemaking Amounts
The following table illustrates Southern Company Gas' authorized ratemaking amounts that are not recognized on its balance sheets. These amounts are primarily composed of an allowed equity rate of return on assets associated with certain of Southern Company Gas' regulatory infrastructure programs. These amounts will be recognized as revenues in Southern Company Gas' financial statements in the periods they are billable to customers.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

	Successor	Predecessor
	September 30, 2016	December 31, 2015
	(in millions)	(in millions)
Atlanta Gas Light (*)	$109	$103
Virginia Natural Gas	12	12
Elizabethtown Gas	6	4
Nicor Gas	3	3
Total	$130	$122

(*)
In October 2015, Atlanta Gas Light received an order from the Georgia PSC, which included a final determination of the true-up recovery related to the PRP that allows Atlanta Gas Light to recover $144 million of the $178 million of incurred and allowed costs that were deferred for future recovery.

Gas Cost Prudence Review
In 2014, the Illinois Commission Staff and the CUB filed testimony in the Nicor Gas 2003 gas cost prudence review disputing certain gas loan transactions offered by Nicor Gas under its Chicago Hub services and requesting refunds of $18 million and $22 million, respectively. Nicor Gas filed surrebuttal testimony later in 2014 disputing that any refund was due, as Nicor Gas was authorized to enter into these transactions and revenues associated with such transactions reduced ratepayers’ costs as either credits to the purchase gas adjustment or reductions to base rates consistent with then-current Illinois Commission orders governing these activities. In July 2015, the administrative law judge issued a proposed order concluding that Nicor Gas’ supply costs and purchases in 2003 were prudent, its reconciliation of the related costs was proper, and the propositions by the Illinois Commission Staff and the CUB were based on hindsight speculation, which is expressly prohibited in a prudence review examination. In November 2015, the Illinois Commission granted the CUB's petition for a rehearing on this matter. On February 10, 2016, the administrative law judge issued a proposed order on the rehearing affirming the original order by the Illinois Commission, which was approved by the Illinois Commission on March 23, 2016 and concluded this matter.
The Illinois Commission approved the purchase gas adjustments for the years 2004 through 2007 on August 9, 2016, and years 2008 and 2009 on August 24, 2016. As a condition of these approvals, Nicor Gas agreed to revise the way in which interest is reflected in the calculations beginning in 2013. Southern Company Gas does not expect this to have material impact on its consolidated financial statements. The gas cost prudence reviews for years 2010 through 2015 are underway. The ultimate outcome of these matters cannot be determined at this time.
(C) FAIR VALUE MEASUREMENTS
As of September 30, 2016, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using (a) (b)
Successor – As of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Assets:
Energy-related derivatives	$203	$162	$—	$—	$365
Total	$203	$162	$—	$—	$365
Liabilities:
Energy-related derivatives	$267	$162	$—	$—	$429
Total	$267	$162	$—	$—	$429

(a)	Excludes $7 million associated with certain weather derivatives accounted for based on intrinsic value rather than fair value.

(b)	Excludes cash collateral of $111 million at September 30, 2016.
Valuation Methodologies
The energy-related derivatives primarily consist of exchange-traded and non-exchange-traded derivatives such as over-the-counter forwards and options. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices and implied volatility. See Note (H) for additional information on how these derivatives are used.
As of September 30, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Successor
	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including securities due within one year	$5,414	$5,383

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates available to Southern Company Gas.
(D) STOCKHOLDERS' EQUITY
Earnings per Share
Upon consummation of the Merger, all of Southern Company Gas' shares are held by Southern Company. As a result, earnings per common share disclosures are no longer required. See Note (I) for additional information regarding the Merger.
Changes in Stockholders' Equity

	Number of Common Shares		Common Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Issued	Treasury
	(in thousands)		(in millions)
Predecessor – Balance at December 31, 2015	120,377	217	$3,929	$46	$3,975
Consolidated net income attributable to Southern Company Gas	—	—	131	—	131
Other comprehensive income (loss)	—	—	(35)	—	(35)
Stock issued	95	—	6	—	6
Stock-based compensation	270	—	30	—	30
Cash dividends on common stock	—	—	(128)	—	(128)
Reclassification of noncontrolling interest (*)	—	—	—	(46)	(46)
Predecessor – Balance at June 30, 2016	120,742	217	$3,933	$—	$3,933

Successor – Balance at July 1, 2016	—	—	$8,001	$—	$8,001
Consolidated net income attributable to Southern Company Gas	—	—	4	—	4
Capital contributions from parent company	—	—	1,089	—	1,089
Other comprehensive income (loss)	—	—	(3)	—	(3)
Stock-based compensation	—	—	7	—	7
Cash dividends on common stock	—	—	(63)	—	(63)
Successor – Balance at September 30, 2016	—	—	$9,035	$—	$9,035
Predecessor – Balance at December 31, 2014	119,647	217	$3,784	$44	$3,828
Consolidated net income attributable to Southern Company Gas	—	—	246	—	246
Other comprehensive income (loss)	—	—	11	—	11
Stock issued	173	—	9	—	9
Stock-based compensation	429	—	2	—	2
Cash dividends on common stock	—	—	(183)	—	(183)
Distribution to noncontrolling interest	—	—	—	(18)	(18)
Net income attributable to noncontrolling interest (*)	—	—	—	15	15
Predecessor – Balance at September 30, 2015	120,249	217	$3,869	$41	$3,910
(*) Associated with SouthStar. See Note (K) for additional information.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(E) FINANCING
Bank Credit Arrangements
Bank credit arrangements under the Southern Company Gas Credit Facility and the Nicor Gas Credit Facility provide liquidity support to Southern Company Gas Capital's and Nicor Gas' commercial paper borrowings. The Nicor Gas Credit Facility is restricted for working capital needs of Nicor Gas. See Note 9 to the consolidated financial statements under "Short-term Debt" of Southern Company Gas in Item 8 of the Form 10-K and "Financing Activities" herein for additional information.
The following table outlines the committed credit arrangements by company as of September 30, 2016:

Successor
	Expires
Company	2017	2018	Total	Unused
	(in millions)		(in millions)
Southern Company Gas Capital	$49	$1,251	$1,300	$1,247
Nicor Gas	26	674	700	700
Total	$75	$1,925	$2,000	$1,947
Additionally, Pivotal Utility Holdings is party to a series of loan agreements with the New Jersey Economic Development Authority and Brevard County, Florida under which five series of gas facility revenue bonds have been issued totaling $200 million.
Subject to applicable market conditions, Southern Company Gas Capital and Nicor Gas expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, they may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
Financing Activities
Southern Company Gas fully and unconditionally guarantees all debt issued by Southern Company Gas Capital and the gas facility revenue bonds issued by Pivotal Utility Holdings. Substantially all of Nicor Gas' properties are subject to the lien of the indenture securing its first mortgage bonds.
In February and May 2016, $75 million and $50 million, respectively, of Nicor Gas' first mortgage bonds matured and were repaid using the proceeds from commercial paper borrowings. In June 2016, Nicor Gas issued $250 million aggregate principal amount of first mortgage bonds with the following terms: $100 million at 2.66% due June 20, 2026, $100 million at 2.91% due June 20, 2031, and $50 million at 3.27% due June 20, 2036. The proceeds were used to repay short-term indebtedness incurred under the Nicor Gas commercial paper program and for other working capital needs.
In May 2016, Southern Company Gas Capital issued $350 million aggregate principal amount of 3.250% Senior Notes due June 15, 2026, which are guaranteed by Southern Company Gas. A portion of the proceeds were used to repay at maturity $300 million aggregate principal amount of 6.375% Senior Notes due July 15, 2016, and the remaining proceeds were used for general corporate purposes.
In September 2016, Southern Company Gas Capital issued $350 million aggregate principal amount of 2.45% Senior Notes due October 1, 2023 and $550 million aggregate principal amount of 3.95% Senior Notes due October 1, 2046, both of which are guaranteed by Southern Company Gas. The proceeds were used to repay a $360 million promissory note issued to Southern Company for the purpose of funding a portion of the purchase price for Southern Company Gas' 50% equity interest in SNG, to fund the purchase of Piedmont's interest in SouthStar, to make a voluntary pension contribution, to repay at maturity $120 million aggregate principal amount of Series A Floating Rate Senior Notes due October 27, 2016, and for general corporate purposes. See Note (I) under "Investment in SNG" for additional information on the SNG investment and Note (K) under "Subsequent Event" for additional information on GNG's acquisition of Piedmont's interest in SouthStar.
Certain of Southern Company Gas' senior notes with a principal amount of $275 million were subject to change in control provisions that were triggered by the Merger. Under the applicable Note Purchase Agreement, Southern Company Gas Capital was required to provide notice to the holders of these notes of the change in control and offer to prepay these notes in August 2016. None of the holders of these notes accepted the offer for prepayment. These senior notes, which were recorded as current portion of long-term debt as of June 30, 2016 and include $120 million due October 27, 2016 and $155 million due October 27, 2018, will remain on their original payment schedules and the portion related to the notes due in 2018 has been reclassified to long-term debt in the balance sheet as of September 30, 2016.
(F) RETIREMENT BENEFITS
Effective July 1, 2016, in connection with the Merger, Southern Company Services, Inc. became the sponsor of Southern Company Gas' pension and other postretirement benefit plans.
Southern Company Gas has a defined benefit, trusteed, pension plan – AGL Resources Inc. Retirement Plan – covering eligible employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended. Southern Company Gas made a $125 million voluntary contribution to the qualified pension plan in

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

September 2016. No mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2016. Southern Company Gas also provides certain defined benefit and defined contribution plans for a selected group of management and highly compensated employees. Benefits under these non-qualified plans are largely unfunded and benefits are primarily paid using corporate assets. In addition, Southern Company Gas provides certain medical care and life insurance benefits for eligible retired employees through a postretirement benefit plan – AGL Welfare Plan. Southern Company Gas also has a separate unfunded supplemental retirement health care plan that provides medical care and life insurance benefits to employees of discontinued businesses.
See Note 7 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional information on Southern Company Gas' retirement benefit plans.
In connection with the Merger, Southern Company Gas performed updated valuations of its pension and other postretirement benefit plan assets and obligations to reflect actual census data at the new measurement date of July 1, 2016. This valuation resulted in increases to the projected benefit obligations for the pension and other postretirement benefit plans of approximately $177 million and $20 million, respectively, a decrease in the fair value of pension plan assets of $10 million, and an increase in the fair value of other postretirement benefit plan assets of $1 million. Southern Company Gas also recorded a related regulatory asset of $437 million related to unrecognized prior service cost and actuarial gain/loss, as it is probable that this amount will be recovered through future rates for Southern Company Gas' regulated utilities. The previously unrecognized prior service cost and actuarial gain/loss related to non-utility subsidiaries were eliminated through purchase accounting adjustments.
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine the net periodic costs for the pension and other postretirement benefit plans for the successor period ended September 30, 2016 and the benefit obligations as of the new measurement date, July 1, 2016, are presented below.

	Successor	Predecessor
Assumptions used to determine net periodic costs:	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	For the Three and Nine Months Ended September 30, 2015
Pension plans
Discount rate – interest costs (a)	3.2%	4.0%	4.2%
Discount rate – service costs (a)	4.1	4.8	4.2
Expected long-term return on plan assets	7.8	7.8	7.8
Annual salary increase	3.5	3.7	3.7
Pension band increase (b)	2.0	2.0	2.0
Other postretirement benefit plans
Discount rate – interest costs (a)	2.8	3.6	4.0
Discount rate – service costs (a)	4.0	4.7	4.0
Expected long-term return on plan assets	6.1	6.6	7.4
Annual salary increase	3.5	3.7	3.7

(a)	Rates are presented on a weighted average basis for the three and nine months ended September 30, 2015.

(b)
Only applicable to the Nicor Gas union employees. The pension bands for the former Nicor plan have been updated to reflect the new negotiated rates for each of 2016 and 2017 of 2.0%, as indicated in the union agreement dated March 2014.

	Successor	Predecessor
Assumptions used to determine benefit obligations:	July 1, 2016	December 31, 2015
Pension plans
Discount rate	3.9%	4.6%
Annual salary increase	3.5	3.7
Pension band increase (*)	2.0	2.0
Other postretirement benefit plans
Discount rate	3.6	4.4
Annual salary increase	3.5	3.7

(*)
Only applicable to the Nicor Gas union employees. The pension bands for the former Nicor plan have been updated to reflect the new negotiated rates for each of 2016 and 2017 of 2.0%, as indicated in the union agreement dated March 2014.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) is the weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO for the successor period ended September 30, 2016 as of the new measurement date, July 1, 2016, and for the predecessor period ended December 31, 2015 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Successor – July 1, 2016
Pre-65	6.8%	4.5%	2038
Post-65 medical	8.8	4.5	2038
Post-65 prescription	8.8	4.5	2038
Predecessor – December 31, 2015
Pre-65	6.8	4.5	2038
Post-65 medical	8.8	4.5	2038
Post-65 prescription	8.8	4.5	2038
Components of the net periodic benefit costs for the periods presented were as follows:

Pension Plan
(in millions)
Successor – July 1, 2016 through September 30, 2016
Service cost (a)	$7
Interest cost (a)	10
Expected return on plan assets	(17)
Amortization of regulatory asset	6
Net periodic pension cost	$6
Predecessor – January 1, 2016 through June 30, 2016
Service cost (a)	$13
Interest cost (a)	21
Expected return on plan assets	(33)
Amortization:
Prior service costs	(1)
Net (gain)/loss	13
Net periodic pension cost	$13
Predecessor – Three Months Ended September 30, 2015
Service cost	$7
Interest cost	11
Expected return on plan assets	(16)
Amortization:
Prior service costs	(1)
Net (gain)/loss	8
Net periodic pension cost	$9
Predecessor – Nine Months Ended September 30, 2015
Service cost	$21
Interest cost	34
Expected return on plan assets	(49)
Amortization:
Prior service costs	(2)
Net (gain)/loss	23
Net periodic pension cost	$27

(a)
Effective January 1, 2016, Southern Company Gas uses a spot rate approach to estimate the service cost and interest cost components. Historically, Southern Company Gas estimated these components using a single weighted-average discount rate.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Postretirement Benefits
(in millions)
Successor – July 1, 2016 through September 30, 2016
Service cost (a)	$1
Interest cost (a)	2
Expected return on plan assets	(2)
Amortization of regulatory asset	1
Net periodic postretirement benefit cost	$2
Predecessor – January 1, 2016 through June 30, 2016
Service cost (a)	$1
Interest cost (a)	5
Expected return on plan assets	(3)
Amortization:
Prior service costs	(1)
Net (gain)/loss	2
Net periodic postretirement benefit cost	$4
Predecessor – Three Months Ended September 30, 2015
Service cost	$—
Interest cost	4
Expected return on plan assets	(1)
Amortization:
Prior service costs	(1)
Net (gain)/loss	1
Net periodic postretirement benefit cost	$3
Predecessor – Nine Months Ended September 30, 2015
Service cost	$1
Interest cost	10
Expected return on plan assets	(5)
Amortization:
Prior service costs	(2)
Net (gain)/loss	4
Net periodic postretirement benefit cost	$8

(a)
Effective January 1, 2016, Southern Company Gas uses a spot rate approach to estimate the service cost and interest cost components. Historically, Southern Company Gas estimated these components using a single weighted-average discount rate.

(G) INCOME TAXES
See Note 13 to the consolidated financial statements of Southern Company Gas in Item 8 of the Form 10-K for additional tax information.
Effective Tax Rate
Southern Company Gas' effective tax rate was 59.6% for the successor period July 1, 2016 through September 30, 2016 and 37.6% for the predecessor period January 1, 2016 through June 30, 2016, compared to 37.9% for the predecessor period nine months ended September 30, 2015. The effective tax rates for the periods in 2016 were impacted by the nondeductibility of certain Merger-related expenses, which were re-assessed in the second and third quarters 2016. The effective tax rate for the successor period July 1, 2016 through September 30, 2016 was also impacted by nondeductible expenses associated with change in control compensation charges. Removing the impact of the Merger-related expenses, the effective tax rate for the predecessor period was 37.5% and for the successor period was 39.1%.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(H) DERIVATIVES
Southern Company Gas is exposed to market risks, primarily commodity price risk, interest rate risk, and weather risk. To manage the volatility attributable to these exposures, Southern Company Gas nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to Southern Company Gas' policies in areas such as counterparty exposure and risk management practices. Southern Company Gas' policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a net basis. See Note (C) for additional information. In the statements of cash flows, the cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities.
Energy-Related Derivatives
Southern Company Gas enters into energy-related derivatives to hedge exposures to natural gas and other fuel price changes. However, due to cost-based rate regulations and other various cost recovery mechanisms, Southern Company Gas has limited exposure to market volatility in prices of natural gas. Southern Company Gas manages fuel-hedging programs, implemented per the guidelines of its respective state regulatory agencies, through the use of financial derivative contracts, which is expected to continue to mitigate price volatility. Southern Company Gas has limited exposure to market volatility in prices of natural gas because the long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, Southern Company Gas may be exposed to market volatility in energy-related commodity prices to the extent any uncontracted capacity is used to sell natural gas.
Energy-related derivative contracts are accounted for under one of three methods:

•
Regulatory Hedges — Energy-related derivative contracts which are designated as regulatory hedges relate primarily to Southern Company Gas' fuel-hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in the cost of natural gas as the underlying natural gas is used in operations and ultimately recovered through the respective cost recovery clauses.

•
Cash Flow Hedges — Gains and losses on energy-related derivatives designated as cash flow hedges (which are mainly used to hedge anticipated purchases and sales) are initially deferred in other comprehensive income (OCI) before being recognized in the statements of income in the same period as the hedged transactions are reflected in earnings.

•	Not Designated — Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income in the period of change.
Some energy-related derivative contracts require physical delivery as opposed to financial settlement, and this type of derivative is both common and prevalent within the natural gas industry. When an energy-related derivative contract is settled physically, any cumulative unrealized gain or loss is reversed and the contract price is recognized in the respective line item representing the actual price of the underlying goods being delivered.
At September 30, 2016, the net volume of energy-related derivative contracts for natural gas positions for Southern Company Gas, together with the longest hedge date over which it is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

Successor
Net Purchased/(Sold) mmBtu	Longest Hedge Date	Longest Non-hedge Date
(in millions)
214	2018	2022
Southern Company Gas’ derivative instruments are comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. The volume presented above represents the net of long natural gas positions of 3.2 billion mmBtu and short natural gas positions (2.9 billion mmBtu) as of September 30, 2016.
For cash flow hedges, the amount to be reclassified from accumulated OCI to earnings for the next 12-month period ending September 30, 2017 is immaterial.
Interest Rate Derivatives
Southern Company Gas may also enter into interest rate derivatives to hedge exposure to changes in interest rates. The derivatives employed as hedging instruments are structured to minimize ineffectiveness. Derivatives related to existing variable rate securities or forecasted transactions are accounted for as cash flow hedges where the effective portion of the derivatives' fair value gains or losses is recorded in OCI and is reclassified into earnings at the same time the hedged transactions affect earnings, with any ineffectiveness recorded directly to earnings. Derivatives related to existing fixed rate securities are accounted for as fair value hedges, where the derivatives' fair value gains or losses and hedged items' fair value gains or losses are both recorded directly to earnings, providing an offset, with any difference representing ineffectiveness. Fair value gains or losses on derivatives that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

On January 23, 2015, Southern Company Gas executed $800 million in notional value of 10-year and 30-year fixed-rate forward-starting interest rate swaps to hedge potential interest rate volatility prior to its issuances of long-term debt in the fourth quarter 2015 and during 2016. Southern Company Gas designated the forward-starting interest rate swaps, which were settled in conjunction with the debt issuances, as cash flow hedges. Southern Company Gas settled $200 million of these interest rate swaps in November 2015 for an immaterial loss, $400 million upon pricing the first mortgage bonds in May 2016 at a loss of $26 million, and the remaining $200 million upon pricing the senior notes in September 2016 at a loss of $35 million. Due to the application of acquisition accounting, only $5 million of the pre-tax loss incurred and deferred in the successor period will be amortized to interest expense through 2046 and is immaterial on an annual basis.
Derivative Financial Statement Presentation and Amounts
The derivative contracts of Southern Company Gas are subject to master netting arrangements or similar agreements and are reported net on its financial statements. Some of these energy-related and interest rate derivative contracts may contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. At September 30, 2016 and December 31, 2015, the value of energy-related derivatives and interest rate derivatives was reflected in the balance sheets as follows:

		Asset Derivatives			Liability Derivatives
		Successor	Predecessor		Successor	Predecessor
Derivative Category	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
		(in millions)	(in millions)		(in millions)	(in millions)
	Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives
	Assets from risk management activities – current	$8	$10	Liabilities from risk management activities – current	$(6)	$(28)
	Other deferred charges and assets	—	—	Other deferred credits and liabilities	—	(2)
	Total derivatives designated as hedging instruments for regulatory purposes	$8	$10		$(6)	$(30)
	Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives
	Assets from risk management activities – current	$2	$3	Liabilities from risk management activities – current	$(3)	$(5)
	Other deferred charges and assets	—	—	Other deferred credits and liabilities	(1)	(2)
Interest rate derivatives:
	Assets from risk management activities – current	—	9	Liabilities from risk management activities – current	—	—
	Total derivatives designated as hedging instruments in cash flow and fair value hedges	$2	$12		$(4)	$(7)
	Derivatives not designated as hedging instruments
Energy-related derivatives
	Assets from risk management activities – current	$304	$741	Liabilities from risk management activities – current	$(345)	$(644)
	Other deferred charges and assets	58	179	Other deferred credits and liabilities	(74)	(185)
	Total derivatives not designated as hedging instruments	$362	$920		$(419)	$(829)
	Gross amount of recognized assets and liabilities (a) (b)	$372	$942		$(429)	$(866)
	Gross amounts offset in the balance sheet (b)	(258)	(724)		369	820
	Net amounts of derivatives assets and liabilities, presented in the balance sheet (c)	$114	$218		$(60)	$(46)
(a) The gross amounts of recognized assets and liabilities are netted on the consolidated balance sheets to the extent that there were netting arrangements with the counterparties.
(b) The gross amounts of recognized assets and liabilities do not include cash collateral held on deposit in broker margin accounts of $111 million as of September 30, 2016 and $96 million as of December 31, 2015.
(c) As of September 30, 2016 and December 31, 2015, letters of credit from counterparties offset an immaterial portion of these assets under master netting arrangements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

At September 30, 2016 and December 31, 2015, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

		Unrealized Losses			Unrealized Gains
		Successor	Predecessor		Successor	Predecessor
Derivative Category	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
		(in millions)	(in millions)		(in millions)	(in millions)
Energy-related derivatives:
	Other regulatory assets, current	$(3)	$(15)	Other regulatory liabilities, current	$3	$15
	Other regulatory assets, deferred	—	(2)	Other regulatory liabilities, deferred	—	—
Total energy-related derivative gains (losses)		$(3)	$(17)		$3	$15
For the successor period July 1, 2016 through September 30, 2016 and the predecessor period three months ended September 30, 2015, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments recognized in OCI and those reclassified from accumulated OCI into earnings were as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Successor	Predecessor		Successor	Predecessor
Derivatives in Cash Flow Hedging Relationships	July 1, 2016 through September 30, 2016	Three Months Ended September 30, 2015	Statements of Income Location	July 1, 2016 through September 30, 2016	Three Months Ended September 30, 2015
	(in millions)	(in millions)		(in millions)	(in millions)
Energy-related derivatives	$—	$(2)	Cost of natural gas	$—	$(2)
Interest rate derivatives	(5)	(46)	Interest expense, net of amounts capitalized	—	1
Total derivatives in cash flow hedging relationships	$(5)	$(48)		$—	$(1)
For the predecessor periods January 1, 2016 through June 30, 2016 and nine months ended September 30, 2015, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments recognized in OCI and those reclassified from accumulated OCI into earnings were as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Predecessor			Predecessor
Derivatives in Cash Flow Hedging Relationships	January 1, 2016 through June 30, 2016	Nine Months Ended September 30, 2015	Statements of Income Location	January 1, 2016 through June 30, 2016	Nine Months Ended September 30, 2015
	(in millions)			(in millions)
Energy-related derivatives	$—	$(3)	Cost of natural gas	$(1)	$(6)
			Other operations and maintenance	—	(1)
Interest rate derivatives	(64)	(1)	Interest expense, net of amounts capitalized	—	2
Total derivatives in cash flow hedging relationships	$(64)	$(4)		$(1)	$(5)
For the successor period July 1, 2016 through September 30, 2016 and the predecessor periods January 1, 2016 through June 30, 2016 and three and nine months ended September 30, 2015, the pre-tax effects of energy-related derivatives and interest rate derivatives not designated as hedging instruments were as follows:

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Derivatives in Non-Designated Hedging Relationships
		Gain (Loss)
		Successor	Predecessor
Derivative Category	Statements of Income Location	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
		(millions)	(millions)
Energy-related derivatives	Natural gas revenues (*)	$—	$(1)	$29	$7
	Cost of natural gas	6	(62)	1	3
Total derivatives in non-designated hedging relationships		$6	$(63)	$30	$10
(*) Excludes gains (losses) recorded in natural gas revenues associated with weather derivatives of $3 million for the predecessor period January 1, 2016 through June 30, 2016 and of $(1) million for the predecessor nine months ended September 30, 2015. There were no amounts recorded for the successor period July 1, 2016 through September 30, 2016 and the predecessor three months ended September 30, 2015.
Contingent Features
Southern Company Gas does not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of a credit rating change below BBB- and/or Baa3. At September 30, 2016, Southern Company Gas had $111 million of collateral posted with derivative counterparties.
At September 30, 2016, the fair value of derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features were immaterial.
Generally, collateral may be provided by guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Southern Company Gas is exposed to losses related to financial instruments in the event of counterparties' nonperformance. Southern Company Gas only enters into agreements and material transactions with counterparties that have investment grade credit ratings by Moody's and S&P or with counterparties who have posted collateral to cover potential credit exposure. Southern Company Gas has also established risk management policies and controls to determine and monitor the creditworthiness of counterparties in order to mitigate Southern Company Gas' exposure to counterparty credit risk.
Southern Company Gas also utilizes master netting agreements whenever possible to mitigate exposure to counterparty credit risk. When Southern Company Gas is engaged in more than one outstanding derivative transaction with the same counterparty and it also has a legally enforceable netting agreement with that counterparty, the "net" mark-to-market exposure represents the netting of the positive and negative exposures with that counterparty and a reasonable measure of Southern Company Gas' credit risk. Southern Company Gas also uses other netting agreements with certain counterparties with whom it conducts significant transactions. Master netting agreements enable Southern Company Gas to net certain assets and liabilities by counterparty. Southern Company Gas also nets across product lines and against cash collateral, provided the master netting and cash collateral agreements include such provisions. Southern Company Gas may require counterparties to pledge additional collateral when deemed necessary. Therefore, Southern Company Gas does not anticipate a material adverse effect on the financial statements as a result of counterparty nonperformance.
(I) MERGER AND ACQUISITION
Merger with Southern Company
On July 1, 2016, Southern Company Gas completed its previously announced Merger with Southern Company. A wholly-owned, direct subsidiary of Southern Company merged with and into Southern Company Gas, with Southern Company Gas surviving as a wholly-owned, direct subsidiary of Southern Company.
At the effective time of the Merger, each share of Southern Company Gas common stock, other than certain excluded shares, was converted into the right to receive $66 in cash, without interest. Also at the effective time of the Merger:

•
Southern Company Gas' outstanding restricted stock units, restricted stock awards, and non-employee director stock awards were deemed fully vested and were canceled and converted into the right to receive an amount in cash equal to the product of (i) the total number of shares of Southern Company Gas' common stock subject to such award and (ii) the Merger consideration of $66 per share;

•
Southern Company Gas' outstanding stock options, all of which were fully vested, were canceled and converted into the right to receive an amount in cash equal to the product of (i) the total number of shares of Southern Company Gas' common stock subject to such options and (ii) the excess of the Merger consideration of $66 per share over the applicable exercise price per share of such options; and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

•
each outstanding award of performance share units was converted into an award of Southern Company's restricted stock units. The conversion ratio was the product of (i) the greater of (a) 125% of the number of units underlying such award based on target level achievement of all relevant performance goals and (b) the number of units underlying such award based on the actual level of achievement of all relevant performance goals against target and (ii) an exchange ratio based on the Merger consideration of $66 per share as compared to the volume-weighted average price per share of Southern Company common stock, on the same terms and conditions relating to vesting schedule and payment terms, and otherwise on similar terms and conditions, as were applicable to such performance share unit awards, subject to certain exceptions.

The application of the acquisition method of accounting was pushed down to Southern Company Gas. The excess of the purchase price over the fair values of Southern Company Gas' assets and liabilities was recorded as goodwill, which represents a different basis of accounting from the historical basis prior to the Merger. The following table presents the preliminary purchase price allocation:

	Successor	Predecessor
	New Basis	Old Basis	Change in Basis
	(in millions)	(in millions)
Current assets	$1,557	$1,474	$83
Property, plant, and equipment	10,108	10,148	(40)
Goodwill	5,937	1,813	4,124
Other intangible assets	400	101	299
Regulatory assets	1,118	679	439
Other assets	229	273	(44)
Current liabilities	(2,201)	(2,205)	4
Other liabilities	(4,712)	(4,600)	(112)
Long-term debt	(4,261)	(3,709)	(552)
Contingently redeemable noncontrolling interest	(174)	(41)	(133)
Total purchase price/equity	$8,001	$3,933	$4,068
The estimated fair values noted above for the new basis are preliminary and are subject to change upon finalization of the purchase accounting assessment as additional information related to the fair value of assets and liabilities becomes available. Subsequent adjustments to the preliminary purchase price allocation are not expected to have a material impact on the results of operations and financial position of Southern Company Gas.
In determining the fair value of assets and liabilities subject to rate regulation that allows recovery of costs and/or a fair return on investments, historical cost was deemed to be a reasonable proxy for fair value, as it is included in rate base or otherwise specified in regulatory recovery mechanisms. Property, plant, and equipment subject to rate regulation was reflected based on the historical gross amount of assets in service and accumulated depreciation, as they are included in rate base. For certain assets and liabilities subject to rate regulation (such as debt instruments and employee benefit obligations), the fair value adjustment was applied to historical cost with a corresponding offset to regulatory asset or liability based on the assessment of probable future recovery in rates.
For unregulated assets and liabilities, fair value adjustments were applied to historical cost of natural gas for sale, property, plant, and equipment, debt instruments, and noncontrolling interest. The valuation of other intangible assets included customer relationships, trade names, and favorable/unfavorable contracts. The valuation of these assets and liabilities applied either the market approach or income approach. The market approach was utilized when prices and other relevant market information were available. The income approach, which is based on discounted cash flows, was primarily based on significant unobservable inputs (Level 3). Key estimates and inputs included forecasted profitability and cash flows, customer retention rates, royalty rates, and discount rates.
The estimated fair value of deferred income taxes was determined by applying the appropriate enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the assets acquired and liabilities assumed.
The excess of the purchase price over the estimated fair value of assets and liabilities of $5.9 billion was recognized as goodwill, which is primarily attributable to positioning Southern Company to provide natural gas infrastructure to meet customers' growing energy needs and to compete for growth across the energy value chain. Southern Company Gas anticipates that the majority of the value assigned to goodwill will not be deductible for tax purposes.
Southern Company Gas' results for the successor period July 1, 2016 through September 30, 2016 include a $28 million ($17 million, net of tax) decrease in consolidated net income primarily comprised of $29 million of reduced revenues and $11

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

million of increased amortization expense, partially offset by lower interest expense of $10 million as a result of the pushdown of acquisition accounting to reflect the fair values of assets and liabilities.
During the successor period July 1, 2016 through September 30, 2016, Southern Company Gas recorded in its statements of income transaction costs associated with the Merger of $35 million ($24 million, net of tax). Transaction costs included $18 million in rate credits provided to Elizabethtown Gas customers as a condition of the Merger, $2 million for financial advisory fees, legal expenses, and other Merger-related costs, including certain amounts payable upon successful completion of the Merger, and $15 million for additional compensation related expenses, including accelerated vesting of share-based compensation expenses and change in control compensation charges.
During the predecessor period January 1, 2016 through June 30, 2016, Southern Company Gas recorded in its statements of income transaction costs of $56 million ($41 million, net of tax). Transaction costs included $31 million for financial advisory fees, legal expenses, and other Merger-related costs, including certain amounts payable upon successful completion of the Merger, which was deemed probable on June 29, 2016, and $25 million of additional compensation related expenses, including accelerated vesting of share-based compensation expenses and certain Merger-related compensation charges. Southern Company Gas recorded Merger-related expenses of $35 million ($21 million, net of tax) for both the predecessor three and nine months ended September 30, 2015. Southern Company Gas previously treated these costs as tax deductible since the requisite closing conditions to the Merger had not yet been satisfied. During the second quarter 2016, when the Merger became probable, Southern Company Gas re-evaluated the tax deductibility of these costs and reflected any non-deductible amounts in the effective tax rate.
The receipt of required regulatory approvals was conditioned upon certain terms and commitments. In connection with these regulatory approvals, certain regulatory agencies prohibited Southern Company Gas from recovering goodwill and Merger-related expenses, required Southern Company Gas to maintain a minimum number of employees for a set period of time to ensure that certain pipeline safety standards and the competence level of the employee workforce is not degraded, and/or required Southern Company Gas to maintain its pre-Merger level of support for various social and charitable programs. The most notable terms and commitments with potential financial impacts included:

•	rate credits of $18 million to be paid to customers in New Jersey and Maryland;

•	sharing of Merger savings with customers in Georgia starting in 2020;

•	phasing-out the use of the Nicor name or logo by Southern Company Gas' gas marketing services subsidiaries in conducting non-utility business in Illinois;

•	reaffirming that Elizabethtown Gas would file a base rate case no later than September 1, 2016, with another base rate case no later than three years after the 2016 rate case; and

•	requiring Elkton Gas to file a base rate case within 2 years of closing the Merger.
There is no restriction on Southern Company Gas' other utilities' ability to file future rate cases. The rate credits to customers in New Jersey were paid during the third quarter 2016 and Elizabethtown Gas filed a base rate case with the New Jersey BPU on September 1, 2016. Upon completion of the Merger, Southern Company Gas amended and restated its Bylaws and Articles of Incorporation, under which it now has the authority to issue no more than 110 million shares of stock consisting of (i) 100 million shares of common stock and (ii) 10 million shares of preferred stock, both categories of which have a par value of $0.01 per share. The amended and restated Articles of Incorporation do not allow any treasury shares to be held.
Investment in SNG
On September 1, 2016, Southern Company Gas, through a wholly-owned, indirect subsidiary, acquired a 50% equity interest in SNG pursuant to a definitive agreement between Southern Company and Kinder Morgan, Inc. on July 10, 2016, to which Southern Company assigned all rights and obligations to Southern Company Gas on August 31, 2016. SNG owns a 7,000-mile pipeline system connecting natural gas supply basins in Texas, Louisiana, Mississippi, and Alabama to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. The purchase price of $1.4 billion was financed by a $1.05 billion equity contribution from Southern Company and $360 million of cash paid by Southern Company Gas, which was financed by a bridge loan from Southern Company and repaid with a portion of the proceeds from the debt Southern Company Gas issued in September 2016. The purchase price of the 50% equity interest exceeded the underlying ownership interest in the net assets of SNG by approximately $700 million. This basis difference is attributable to goodwill and deferred tax assets. While the deferred tax assets will be amortized through deferred tax expense, the goodwill will not be amortized and is not required to be tested for impairment on an annual basis. See Note (K) under "Equity Method Investments" for additional information on this investment.
Prior to Southern Company Gas’ completion of its acquisition of a 50% equity interest in SNG, Southern Company Gas had entered into long-term interstate natural gas transportation agreements with SNG. The interstate transportation service provided by SNG pursuant to these agreements is governed by the terms and conditions of SNG’s natural gas tariff and is subject to FERC regulation. For the period subsequent to acquisition, transportation costs paid to SNG by Southern Company Gas were approximately $4 million.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

(J) SEGMENT AND RELATED INFORMATION
Southern Company Gas manages its business through four reportable segments – gas distribution operations (formerly referred to as distribution operations), gas marketing services (formerly referred to as retail operations), wholesale gas services (formerly referred to as wholesale services), and gas midstream operations (formerly referred to as midstream operations). The non-reportable segments are combined and presented as "all other." In conjunction with the Merger, Southern Company Gas changed the names of certain reportable segments to better align with its new parent company.
The gas distribution operations segment is the largest component of Southern Company Gas' business and includes natural gas local distribution utilities that construct, manage, and maintain intrastate natural gas pipelines and gas distribution facilities in seven states. The gas marketing services segment includes natural gas marketing to end-use customers primarily in Georgia and Illinois. Additionally, gas marketing services provides home equipment protection products and services. The wholesale gas services segment provides natural gas asset management and/or related logistics services for each of Southern Company Gas' utilities except Nicor Gas as well as for non-affiliated companies. Additionally, this segment engages in natural gas storage and gas pipeline arbitrage and related activities. The gas midstream operations segment includes Southern Company Gas' non-utility pipeline and storage operations. The "all other" column includes segments below the quantitative threshold for separate disclosure. These segments include subsidiaries that do not align with one of Southern Company Gas' reportable segments.
The chief operating decision maker of Southern Company Gas is the Chairman, President, and Chief Executive Officer, who utilizes earnings before interest and taxes (EBIT) as the primary measure of profit and loss in assessing the results of each segment’s operations. EBIT includes operating income and other income and (expense) and excludes interest expense, net of amounts capitalized and income taxes, which are evaluated on a consolidated basis.
Business segment financial data for the successor period July 1, 2016 through September 30, 2016 and the predecessor periods January 1, 2016 through June 30, 2016 and three and nine months ended September 30, 2015 was as follows:

	Gas distribution operations	Gas marketing services	Wholesale gas services (*)	Gas midstream operations	All other	Intercompany eliminations	Consolidated
	(in millions)
Successor – July 1, 2016 through September 30, 2016
Operating revenues	$455	$126	$(8)	$13	$2	$(45)	$543
EBIT	75	(6)	(17)	25	(27)	—	50
Segment net income (loss)	27	(4)	(11)	14	(22)	—	4
Capital expenditures	268	3	1	19	7	—	298
Successor – Total assets at September 30, 2016	$16,184	$1,991	$1,007	$2,165	$10,274	$(10,436)	$21,185
	(in millions)
Predecessor – January 1, 2016 through June 30, 2016
Operating revenues	$1,575	$435	$(32)	$25	$4	$(102)	$1,905
EBIT	353	109	(68)	(6)	(60)	—	328
Segment net income (loss)	178	58	(42)	(4)	(59)	—	131
Capital expenditures	484	4	1	43	16	—	548
Predecessor – Three Months Ended September 30, 2015
Operating revenues	$445	$134	$34	$12	$—	$(41)	$584
EBIT	86	11	18	(16)	(37)	—	62
Segment net income (loss)	34	9	11	(9)	(34)	—	11
Capital expenditures	273	2	1	8	9	—	293
Predecessor – Nine Months Ended September 30, 2015
Operating revenues	$2,332	$628	$128	$42	$9	$(160)	$2,979
EBIT	420	115	66	(20)	(41)	—	540
Segment net income (loss)	202	65	40	(12)	(49)	—	246
Capital expenditures	691	6	2	18	28	—	745
Predecessor – Total assets at December 31, 2015	$12,517	$686	$935	$692	$9,664	$(9,740)	$14,754

(*)
The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Wholesale gas services	Third party gross revenues	Intercompany revenues	Total gross revenues	Less gross gas costs	Operating revenues
	(in millions)
Successor – July 1, 2016 through September 30, 2016	$1,688	77	1,765	1,773	$(8)
Predecessor –	(in millions)
January 1, 2016 through June 30, 2016	$2,500	143	2,643	2,675	$(32)
Three months ended September 30, 2015	$1,440	90	1,530	1,496	$34
Nine months ended September 30, 2015	$4,876	329	5,205	5,077	$128
(K) NON-WHOLLY-OWNED ENTITIES AND REDEEMABLE NONCONTROLLING INTEREST
SouthStar, a joint venture owned by Southern Company Gas and Piedmont as of September 30, 2016, is the only VIE for which Southern Company Gas is the primary beneficiary. See Note 11 to the consolidated financial statements under "Variable Interest Entities" of Southern Company Gas in Item 8 of the Form 10-K for additional information.
In December 2015, GNG, a wholly-owned, direct subsidiary of Southern Company Gas, notified Piedmont of its election, pursuant to change in control provisions in the Second Amended and Restated Limited Liability Company Agreement of SouthStar, dated September 6, 2013, to purchase Piedmont’s 15% interest in SouthStar at fair market value. This purchase was contingent upon the closing of the merger between Piedmont and Duke Energy Corporation (Duke Energy). On February 12, 2016, GNG and Piedmont entered into a letter agreement pursuant to which GNG agreed to pay Piedmont $160 million as the fair value for Piedmont's entire ownership interest in SouthStar. After Piedmont and Duke Energy obtained the necessary regulatory approval for their merger in September 2016 and completed their merger in October 2016, GNG completed its purchase of Piedmont's interest in SouthStar on October 3, 2016.
During the first quarter 2016, Southern Company Gas reclassified its noncontrolling interest related to Piedmont's 15% interest in SouthStar, whose redemption was beyond the control of Southern Company Gas, as a contingently redeemable noncontrolling interest. Upon Piedmont and Duke Energy obtaining the necessary merger approval, Southern Company Gas deemed its noncontrolling interest to be mandatorily redeemable and reclassified the noncontrolling interest to a current liability as of September 30, 2016. The roll-forwards of the redeemable noncontrolling interest for the successor period July 1, 2016 through September 30, 2016 and the predecessor period January 1, 2016 through June 30, 2016 are detailed below:

Predecessor –	(in millions)
Balance at December 31, 2015	$—
Reclassification of noncontrolling interest to contingently redeemable noncontrolling interest	46
Net income attributable to noncontrolling interest	14
Distribution to noncontrolling interest	(19)
Balance at June 30, 2016	$41
Successor –	(in millions)
Balance at July 1, 2016	$174
Reclassification of noncontrolling interest to mandatorily redeemable noncontrolling interest	(174)
Balance at September 30, 2016	$—
Southern Company Gas' cash flows used for investing activities include capital expenditures for SouthStar of $1 million for the successor period July 1, 2016 through September 30, 2016, $2 million for the predecessor period January 1, 2016 through June 30, 2016, and $3 million for the predecessor nine months ended September 30, 2015. Southern Company Gas' cash flows used for financing activities include SouthStar’s distribution to Piedmont for its portion of SouthStar’s annual earnings from the previous year, which generally occurs in the first quarter of each fiscal year. No distributions were made for the successor period July 1, 2016 through September 30, 2016; however, see "Subsequent Event" herein for disclosure of a distribution made upon completion of the purchase of Piedmont's interest in SouthStar. For the predecessor periods January 1, 2016 through June 30, 2016 and the nine months ended September 30, 2015, SouthStar distributed $19 million and $18 million, respectively, to Piedmont. SouthStar’s counterparties have no recourse to the general credit of Southern Company Gas beyond Southern Company Gas' corporate guarantees that were provided to SouthStar’s counterparties and natural gas suppliers.
The following table provides additional information on SouthStar’s assets and liabilities as of the dates presented. The SouthStar amounts exclude intercompany eliminations and the balances of Southern Company Gas' wholly-owned, direct

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

subsidiary with an 85% ownership interest in SouthStar.

	September 30, 2016			December 31, 2015
	Successor			Predecessor
	Consolidated	SouthStar	%	Consolidated	SouthStar	%
	(in millions)			(in millions)
Current assets	$1,759	$210	12%	$2,115	$245	12%
Goodwill and other intangible assets	6,317	110	2	1,922	114	6
Deferred charges and other assets	13,109	17	—	10,717	16	—
Total Assets	$21,185	$337	2%	$14,754	$375	3%
Current liabilities	$2,321	$46	2%	$2,918	$54	2%
Deferred credits and other liabilities	9,829	1	—	7,861	—	—
Total Liabilities	12,150	47	—	10,779	54	1
Total Stockholders' Equity	9,035	290	3	3,975	321	8
Total Liabilities and Stockholders' Equity	$21,185	$337	2%	$14,754	$375	3%
The following table provides information on SouthStar’s operating revenues and operating expenses for the periods presented, which are consolidated within Southern Company Gas' statements of income.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	Nine Months Ended September 30, 2015
	(in millions)	(in millions)	(in millions)	(in millions)
Total operating revenues	$100	$103	$100	$372	$536
Operating Expenses:
Cost of natural gas	77	78	77	234	370
Other operations and maintenance	18	18	18	40	59
Depreciation and amortization	3	2	3	4	7
Taxes other than income taxes	—	—	—	1	1
Total operating expenses	98	98	98	279	437
Operating Income	$2	$5	$2	$93	$99
Equity Method Investments
See Note 11 to the consolidated financial statements of Southern Company Gas under "Equity Method Investments" in Item 8 of the Form 10-K for additional information.
On September 1, 2016, Southern Company Gas, through a wholly-owned, indirect subsidiary, acquired a 50% equity interest in SNG, which is accounted for as an equity method investment. See Note (I) under "Investment in SNG" for additional information. Southern Company Gas determined that for the successor period July 1, 2016 through September 30, 2016, SNG met the conditions of a significant subsidiary under SEC Regulation S-X Rule 3-09 and Regulation S-X Rule 4-08(g). Accordingly, summarized income statement information for SNG is presented below.

Successor
SNG	September 1, 2016 through September 30, 2016
(in millions)
Revenues	$82
Operating income	60
Net income	$55

NOTES TO THE CONDENSED FINANCIAL STATEMENTS: (Continued)
(UNAUDITED)

Balance Sheet Information
The carrying amounts within Southern Company Gas' balance sheets of its investments that are accounted for using the equity method were as follows:

	Successor	Predecessor
	September 30, 2016	December 31, 2015
	(in millions)	(in millions)
SNG	$1,414	$—
Triton	45	49
Horizon Pipeline	31	14
Atlantic Coast Pipeline	23	7
PennEast Pipeline	17	9
Other	1	1
Total	$1,531	$80
Income Statement Information
The following table provides the income from equity method investments as recorded on Southern Company Gas' statements of income for the periods presented.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	July 1, 2016 through September 30, 2016	January 1, 2016 through June 30, 2016	Nine Months Ended September 30, 2015
	(in millions)	(in millions)	(in millions)	(in millions)
SNG	$27	$—	$27	$—	$—
Triton	1	2	1	1	3
Atlantic Coast Pipeline	1	—	1	—	—
Horizon Pipeline	—	—	—	1	1
Total	$29	$2	$29	$2	$4
Subsequent Event
Upon completion of the merger between Piedmont and Duke Energy on October 3, 2016, GNG completed its acquisition of Piedmont's 15% interest in SouthStar for a purchase price of $160 million. Additionally, $14 million was paid to Piedmont for its share of SouthStar's 2016 earnings through the date of acquisition. The purchase price and additional payout was funded through debt proceeds and was recorded in the consolidated balance sheet as a current liability at September 30, 2016.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See the Notes to the Condensed Consolidated Financial Statements herein for information regarding certain legal and administrative proceedings in which Southern Company Gas is involved.
Item 1A. Risk Factors.
See "Risk Factors" of Southern Company Gas in Item 1A of the Form 10-K for a discussion of the risk factors of Southern Company Gas. Other than the risk factors associated with completion of the Merger with Southern Company, there have been no material changes to these risk factors from those previously disclosed in the Southern Company Gas Form 10-K.

Item 6. Exhibits.
The exhibits below are filed herewith.

Exhibit Number	Description of Exhibit
2.1a
Purchase and Sale Agreement, dated as of July 10, 2016, among Kinder Morgan SNG Operator LLC, Southern Natural Gas Company, L.L.C. and The Southern Company (Designated in Form 8-K dated August 31, 2016)

2.1b
Assignment, Assumption and Novation of Purchase and Sale Agreement, dated as of August 31, 2016, between The Southern Company and Evergreen Enterprise Holdings LLC (Designated in Form 8-K dated August 31, 2016)

4.1	Southern Company Gas Capital Corporation 2.45% Senior Notes due 2023 (Designated in Form 8-K dated September 8, 2016)
4.2	Southern Company Gas Capital Corporation 3.95% Senior Notes due 2046 (Designated in Form 8-K dated September 8, 2016)
4.3	Southern Company Gas Guarantee related to the 2.45% Senior Notes due 2023 (Designated in Form 8-K dated September 8, 2016)
4.4	Southern Company Gas Guarantee related to the 3.95% Senior Notes due 2046 (Designated in Form 8-K dated September 8, 2016)
31.1	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Southern Company Gas' Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Southern Company Gas' Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMPANY GAS

By	/s/ Elizabeth W. Reese
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: November 4, 2016